Form 10-K
period 1993-12-31
MENTOR GRAPHICS CORP
filed 1994-03-31
CIK 701811

Form 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1993

                Commission file number 0 - 13442


                  MENTOR GRAPHICS CORPORATION
      (Exact name of registrant as specified in its charter)

            Oregon                           93-0786033
   (State or other jurisdiction of         (IRS Employer
    ncorporation or organization)        Identification No.)


     8005 SW Boeckman Road                   97070-7777
       Wilsonville, Oregon                    (Zip Code)
 (Address of principal executive offices)

Registrant's telephone number, including area code (503) 685-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes   X      No  ________

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $636,268,197 on March 1, 1994, based upon the last price of the Common Stock on that date reported in the NASDAQ National Market System. On March 1, 1994, there were 48,017,410 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. X

                DOCUMENTS INCORPORATED BY REFERENCE

     Document                             Part of Form 10-K into
                                          which incorporated

Portions of 1993 Annual Report            Parts I, II and IV
   to Shareholders
Portions of the 1994 Proxy Statement      Part III

                               PART I

Item 1.  Business

                               General

Mentor Graphics Corporation (Mentor Graphics or Company), an
Oregon corporation organized in 1981, is headquartered in Wilsonville, Oregon. The Company's common stock is traded in the NASDAQ National Market System under the symbol MENT.


                         Products and Services

The Company designs, manufactures, markets and supports electronic design automation (EDA) software for the integrated circuit (IC) and systems design markets. The Company provides a broad range of EDA tools developed either by the Company or together with third parties to support the entire electronic design process. The Company's software products enable engineers and designers to design, analyze, place and route, and test custom ICs, application specific ICs (ASICs), printed circuit boards, multichip modules and other electronic systems and subsystems. The Company^s Falcon Framework software provides a common foundation for the Company's EDA software products. Falcon Framework software also allows for the integration of third party software tools developed by other commercial EDA vendors and by customers for their own internal use. The Company's products help customers reduce development time while producing innovative hardware products of high quality. In addition to software products, Mentor Graphics' Value Added Services division also offers consulting, support and training services to enhance customers' success in the design and manufacture of hardware products.


                            Platforms

The Company's software runs on UNIX workstations in a broad range of price and performance levels, including workstations manufactured by Hewlett-Packard Company, Sun Microsystems, Inc., Digital Equipment Corporation, NEC Corporation and International Business Machines Corporation. The above major computer manufacturers have a substantial installed base of workstations, and make frequent introductions of new products with significant price/performance improvements.

The Company has written virtually all of its software in the high level languages C++, C, Pascal, or Fortran to facilitate its portability to other platforms in the future, should availability of the Company's software on such platforms prove desirable.


                        Marketing and Sales

The Company's marketing strategy emphasizes customer support, Value Added Services, a strong direct sales force and large corporate account penetration in the semiconductor, aerospace, computer, telecommunications and consumer electronics industries. Customers use the Company's products in the design of such diverse products as supercomputers, automotive electronics, missile guidance systems, signal processors, personal computers, gallium arsenide circuits, microprocessors and telecommunication switching systems.

Mentor Graphics sells and licenses its products primarily through its direct sales force in the United States, through the direct sales forces of its wholly-owned subsidiaries in Asia and Europe and through distributors. During 1993, the Company transitioned from direct sales to distributorships in some Asian markets by assisting former employees to set up distributorship businesses for Company products. The Company is considering making similar transitions to distributorships in other geographies. During the years ended December 31, 1993 and 1992, sales outside of North America accounted for 46 and 48 percent, respectively, of total sales. Additional information relating to foreign and domestic operations is contained in Note 15 of Notes to Consolidated Financial Statements on pages 34-35 of the 1993 Annual Report to Shareholders and is incorporated by this reference. Fluctuating exchange rates and other factors beyond the Company's control, such as tariff and trade policies, domestic and foreign tax and economic policies and the relative stability of international economic and monetary conditions should continue to affect the level and profitability of sales outside the United States.

The Company's OpenDoor program coordinates and supports the integration of commercial EDA products and customers' internal products into the Company's EDA environment. Under this program, the Company enables OpenDoor participant companies to develop interfaces from their products to the Company's products.
OpenDoor participants can select from a range of integration technologies to achieve an optimal degree of integration for their products. There are now approximately 115 OpenDoor participants.

No material portion of the Company's business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations in receipt of orders, which are typically stronger in the second and fourth quarters of the year. As is typical of many other companies in the electronics industry, the Company generally ships its products to customers within 10 to 90 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. The Company believes that the dollar amount of its backlog is not material to an understanding of the Company's business.

The Company sells and licenses its products and some third-party products pursuant to purchase orders and master purchase and license agreements. The Company has corporate agreements providing the general terms and conditions of sales and discounts to certain of its customers. The Company schedules deliveries only after receipt of purchase orders under these agreements.


                     Manufacturing Operations

The Company's manufacturing operations primarily consist of reproduction of the Company's software and documentation. In North America, manufacturing occurs at the Company's facility in Wilsonville, Oregon. Software and documentation distribution centers in The Netherlands, Japan and Singapore serve their respective regions. The Company generally does not integrate Company software with hardware from suppliers. The Company uses a manufacturing resource planning system which integrates purchasing, inventory control and accounting in all regions.


                        Product Development

The EDA market is competitive and characterized by rapid technological change, which requires continuous high expenditures for the enhancement of existing products and the development of new products. The Company is committed to the creation of new products and intends to continue to enhance its existing products. During the years ended December 31, 1993, 1992 and 1991, the Company expensed approximately $77,598,000, $73,947,000 and $79,539,000 respectively, and capitalized approximately $3,609,000, $6,120,000, and $9,917,000, respectively, related to product development. Substantially all of these costs were related to the development of the Company's proprietary application software.



                             Suppliers

The Company contracts with several suppliers who provide software products which the Company integrates into its product line, allowing the Company to both concentrate its development efforts on its core product line and offer its customers a more complete design solution.

The Company no longer integrates and resells computer hardware with the Company's products. The Company believes that its customers realize little value in purchasing hardware through the Company. As a service to its customers in Europe and Japan, where some customers prefer to purchase both hardware and software from one source, the Company will continue to accept orders for hardware which is shipped directly from the supplier to customers.

            Customer Support and Professional Services

The Company has a worldwide organization to meet its customers' needs for software support, training, consulting, custom IC design and documentation. The Company offers support contracts providing software updates and support. Most of the Company's customers are covered by software support contracts. Some hardware support is provided to customers under subcontract by third-party hardware suppliers, although the Company will not be entering into any new hardware support agreements with customers in 1994. The Company provides technical support for its products through a direct telephone support line and an electronic communications system.

Additional professional services are offered through the Company's Value Added Services division which provides consulting and training to help the Company's customers improve their design processes and make the most efficient use of their EDA software tools.

                          Competition

The EDA industry is competitive and has been characterized by rapid technological advances in application software, operating systems and hardware. The Company's principal competitors are Cadence Design Systems Inc., Synopsys Inc., Viewlogic Systems, Inc., COMPASS Design Automation, Inc., Zuken Incorporated, Racal Redac, Ltd., Intergraph Corporation, and Seiko Corporation. The Company believes that other companies may be developing EDA systems.

Some of the Company's competitors and potential competitors may have greater financial and marketing resources than Mentor Graphics. However, the Company believes the main competitive factors in the EDA industry are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company's sales force, price, size of the installed base, level of customer support and value added services. The Company believes that it generally competes favorably in these areas. The Company can give no assurance, however, that it will have the financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to compete successfully in the EDA market.


                            Employees

The Company and its subsidiaries employed approximately 2,100 persons full time as of December 31, 1993 compared with approximately 2,200 persons at the end of 1992. The Company's success will depend in part on its ability to attract and retain employees who are in great demand. The Company continues to enjoy good employee relations. No Company employees are represented by a collective bargaining unit.


                     Patents and Licenses

The Company owns United States and Canadian patents covering the technology underlying several of its software products. The Company has also filed other patent applications on technology it has developed and intends to file additional patent applications in the future. While the Company believes the pending applications relate to patentable devices, there can be no assurance that any patent will be issued or that any patent can be successfully defended. The Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support.

The Company regards its application software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. The Company typically incorporates restrictions on disclosure, usage and transferability into its agreements with customers and other third parties.


Item 2.  Properties

The Company's Wilsonville, Oregon facilities are located in six owned buildings of approximately 570,000 total square feet located on about 90 acres. All corporate functions, as well as a majority of research and development and domestic activities, operate from this site. In January 1993, the Company entered into a five-year lease with a third party covering the Company's former manufacturing and warehouse building on its Wilsonville site. The building size is approximately 150,000 square feet.

The Company leases additional space in San Jose, California, and in various locations throughout the United States and in foreign countries, primarily for sales and customer service operations. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 1994.


Item 3.  Legal Proceedings

There are no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended
December 31, 1993.


Executive Officers of Registrant

The following are the executive officers of the Company:

      Name           Position               Age      Has Served As
                                                       An Officer
                                                  of Company Since

Walden C.Rhines      President, Chief       47             1993
                     Executive Officer
                     and Director

R. Douglas Norby     Senior Vice            58             1993
                     President and Chief
                     Financial Officer

Waldo J Richards     Senior Vice President, 54             1993
                     Product Operations

Frank S. Delia       Vice President, Chief  47             1983
                     Administrative Officer,
                     General Counsel and
                     Secretary

James J.Luttenbacher Corporate Controller   38             1993
                     and Chief Accounting
                     Officer

Patricia J.O'Connor  Vice President, Human  38             1990
                     Resources

The officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

All of the officers named have been employed by Mentor Graphics for the last five years except:

1)     Mr. Rhines, who was employed from 1972 to 1993 by Texas
            Instruments, Incorporated where he held a variety of technical and management positions and was most recently Executive Vice President of Texas Instruments Semiconductor Group;

2)     Mr. Norby, who was employed from 1992 to 1993 by Pharmetrix
            Corporation as President and Chief Executive Officer and from 1985 to 1992 by Lucasfilm, Ltd. where he last held the position of President and Chief Operating Officer;

3)     Mr. Richards, who was employed from 1989 to 1993 by
            Sequent Computer Systems Inc. in a variety of engineering management positions; and

4)     Mr. Luttenbacher, who was employed from 1981 to 1992 by
            Hewlett-Packard Company in a variety of accounting positions, the most recent of which was Manager of the North American Financial Services Group.


PART II

Item 5.  Market for the Registrant's Common Equity and
Related Stockholder Matters

The Company paid a quarterly dividend of $0.06 per share during 1992 and during the first three quarters of 1993. The Company ceased payment of the dividend in the fourth quarter of 1993 and does not intend to pay dividends in the foreseeable future. Additional information required by this item is included under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17-22, under "Quarterly Financial Information" on page 36 and under the shareholder information included on page 38 of the Company's 1993 Annual Report to Shareholders.

Item 6.  Selected Financial Data

The information required by this item is included under "Selected
Consolidated Financial Data" on page 16 of the Company's 1993
Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and
Results of Operations" on pages 17-22 of the Company's 1993 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The financial statements are included in the Company's 1993 Annual Report to Shareholders on pages 23-37 and are indexed here under
Item 14(a)(1). The supplementary data required by this item is included under "Quarterly Financial Information" on page 36 of the Company's 1993 Annual Report to Shareholders. See also the financial statement schedules appearing here as indexed under Item 14(a)(2).

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 1994 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 6 under the caption "Executive Officers of the Registrant." No information is included in response to Item 405 of Regulation S-K.

Item 11.  Executive Compensation

The information required by this item is included under "Compensation of Directors," "Information Regarding Executive
Officer Compensation" and "Certain Transactions" in the Company's
1994 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of
Principal Shareholders and Management" in the Company's 1994 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is included under "Certain
Transactions" in the Company's 1994 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

(a)

(1)     Financial Statements

The documents listed are included on pages indicated in the Company's 1993 Annual Report to Shareholders:
                                                            Page

Consolidated Statements of Operations                        23
Consolidated Balance Sheets                                  24
Consolidated Statements of Cash Flows                        25
Consolidated Statements of Stockholders' Equity              26
Notes to Consolidated Financial Statements                 27-35
Independent Auditors' Report                                 37

(2)     Financial Statement Schedules

The documents and schedules listed below are filed as part of this report on the pages indicated:

Schedule                                                    Page
   I          Marketable Securities                          11
  II          Amounts Receivable from Related Parties
                and Underwriters, Promoters, and
              Employees other than Related Parties         12-13
   V            Property, Plant and Equipment                 14
  VI          Accumulated Depreciation and Amortization
                of Property, Plant and Equipment              15
VIII          Valuation and Qualifying Accounts               16
  IX          Short-Term Borrowings                           17
   X          Supplementary Income Statement
                Information                                   18


Independent Auditors^ Report on Financial
Statement Schedules                                           19

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the consolidated financial statements or notes.


(3)     Exhibits

3.     A.     1987 Restated Articles of Incorporation.
Incorporated by reference to Exhibit 24 to the Company's
Registration Statement on Form S-3 (Registration No. 33-
23024).

B.     Bylaws of the Company.

10.     *A.     1982 Stock Option Plan.  Incorporated by
reference to Exhibit 10.A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (1991
10-K).

*B.     Nonqualified Stock Option Plan.  Incorporated by
reference to Exhibit 10.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (1989
10-K).

*C.     1986 Stock Plan.  Incorporated by reference to
Exhibit 10.D to the Company's 1989 10-K.

*D.     1987 Non-Employee Directors' Stock Option Plan.
Incorporated by reference to Exhibit 10.E. to the Company's
1989 10-K.

*E.     Stock Option Agreement under the 1986 Stock Plan
dated October 15, 1993 between the Company and Walden C.
Rhines.

*F.     Form of Indemnity Agreement entered into between
the Registrant and each of its officers and directors.
Incorporated by reference to Exhibit B to the Company's
1987 Proxy Statement.

G.     Lease dated November 20, 1991, for 999 Ridder Park
Drive and 1051 Ridder Park Drive, San Jose, California.
Incorporated by reference to Exhibit 10.M to the Company's
Form SE dated March 25, 1992.

H.     Amended and Restated Loan Agreement between Mentor
Graphics Corporation and First Interstate Bank of Oregon,
N.A. dated December 31, 1992 as amended. Incorporated by reference to Exhibit 10.J to the Company's Form SE dated
March 25, 1993.

13. Portions of the 1993 Annual Report to Shareholders that are incorporated herein by reference.

21.     List of Subsidiaries of the Company.

23.     Consent of Accountants.
___________________
*  Management contract or compensatory plan or arrangement

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1994.

                                   MENTOR GRAPHICS CORPORATION

                                   By  _________________________
                                          Walden C. Rhines
                                        President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 30, 1994 in the capacities indicated.

     Signature                      Title

(1)  Principal Executive Officer:

     ____________________________   President, Chief Executive
          Walden C. Rhines          Officer and Director

(2)  Principal Financial Officer:

     ____________________________   Senior Vice President and
          R. Douglas Norby          Chief Financial Officer

(3)  Principal Accounting Officer:

     _____________________________  Corporate Controller and
          James J. Luttenbacher     Chief Accounting Officer

(4)  Directors:

     _____________________________  Chairman of the Board and
          Thomas H. Bruggere        Director

     _____________________________  Director
          Marsha B. Congdon

     _____________________________  Director
          David R. Hathaway

     _____________________________  Director
          Fontaine K. Richardson

     _____________________________  Director
          Jon A. Shirley

     _____________________________  Director
          David N. Strohm

                                                        SCHEDULE I

            MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                        MARKETABLE SECURITIES (1)
                           (In Thousands)

                         Amount of Issue
                         Carried in the
                                     Market Value    Consolidated
 Name of     Title of     Cost of     of  Issue      Balance Sheet
 Issuer       Issue        Issue     at 12/31/93     at 12/31/93

 Various   Certificates  $ 14,105      $14,105          $14,105
            of Deposit

Bank of    Certificate     12,510       12,510           12,510
 Tokyo      of Deposit

Various     Euro CDs       10,477       10,477           10,477
             Paper
Various     Commercial      5,458        5,458            5,458

Various     Money Market    5,000        5,000            5,000
               Note

Various     Corporate       1,515        1,515            1,515
              Notes

Citibank     Floating Rate    995          995              995
              Notes

Various     Money Funds       329          329              329

                                                       $ 50,389


________________________________


(1) Individual issues not exceeding 2% of total assets were grouped according to type of security. This schedule includes
$36,779 of investments classified as cash equivalents on the consolidated balance sheet.


                                                       SCHEDULE II
            MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

        AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                             (In Thousands)

                        Beginning                           Ending
                         Balance   Additions  Deductions   Balance

Year ended December 31, 1991:

Richard Anderson(1)    $   170    $     0      $    0     $  170
John Goldsworthy(2)        100          0         100          0
Michael Burstein(3)        150          0         150          0
Marvin Wolfson(4)          332          0         186        146
James Hammock(5)           505          0         505          0
Kathleen Herder(6)         140          0         140          0
James Painter(7)           150          0          30        120
Wendell Roberts(8)         100          0         100          0
Gary Geaslen  (9)            0        110           0        110
Dottie Wanat  (10)           0        125           0        125
Donald Ramble  (11)          0        250           0        250
                       $ 1,647     $  485     $ 1,211     $  921

Year ended December 31, 1992:

Richard Anderson       $   170     $    0     $   170     $    0
Marvin Wolfson             146          0         146          0
James Painter              120          0          30         90
Gary Geaslen               110          0         110          0
Dottie Wanat               125          0         125          0
Donald Ramble              250          0          50        200
James Luttenbacher  (12)     0        100         100          0
Garry Burt  (13)             0        150           0        150
                       $   921     $  250     $   731     $  440

Year ended December 31, 1993:

James Painter          $    90          0          90     $    0
Donald Ramble              200          0          50        150
Garry Burt                 150          0           0        150
                       $   440     $    0     $   140     $  300


(1) Interest rate was 9% per annum. Note was secured by shares of the Company's common stock, covered by various stock options granted to debtor and a second trust deed on real property owned by debtor. Payment was made in full on February 26, 1992. Individual is no longer employed by the Company.

(2) Interest rate was 8% per annum. Note was secured by a second trust deed on real property owned by debtor. The employee was terminated and note was forgiven as part of the restructure in August 1991.

(3) Interest rate was 8.34% per annum. Note was secured by shares of the Company's common stock. Payment was made in full on May 2, 1991.

(4) Interest rate was 10.5% per annum (with no interest payable for the last six months of 1990). Notes were secured by shares of the Company's common stock. Payment of $186 was received January 29, 1991. The remaining balance of $146 was paid in full on March 17, 1992.

(5) Interest rate was 10% per annum. Note was secured by shares of the Company's common stock. Payment was made in full on February 13, 1991.

(6)     Interest rate was 10% per annum.  The Relocation
Bridge Note was secured by a second trust deed on real property owned by debtor. Payment was made in full on February 14, 1991.

(7) Interest rate was 8.36% per annum. Note was secured by a second trust deed on real property owned by debtor. Loan was to be forgiven at a rate of 20% per year, as long as employee remained employed by the Company on September 14 of each year through 1995. Employee was terminated on January 15, 1993 and $40 was forgiven by the Company at that time.
The promissory note was revised to $50. Payment was made in full on June 29, 1993.

(8) Interest rate was 10% per annum. Note was secured by a second trust deed on real property owned by debtor. The employee was terminated and note was forgiven as part of the restructure in August 1991.

(9) Interest rate was 9% per annum. Notes were secured by various stock options granted to debtor. Individual is no longer employed by the Company. Payment of $12 was received March 14, 1992. The remaining balance of $98 was paid on September 1, 1992.

(10) Interest rate was 8.5% per annum. Note was secured by a second trust deed on real property owned by debtor.
Payment was made in full on January 24, 1992.

(11) Interest rate is 8.5% per annum. Note is secured by a second trust deed on real property owned by debtor. Loan shall be forgiven a rate of 20% per year, as long as the employee remains employed by the Company on July 1 of each year through 1996.

(12)     Interest rate was 6% per annum.  The Relocation
Bridge Note was secured by a second trust deed on real property owned by debtor. Payment of $71 was made on December
2, 1992. The remaining balance of $29 was paid in full on December 19, 1992.

(13) Interest rate is 6.5% per annum. Note is secured by a second trust deed on real property owned by debtor. A replacement note was made on December 31, 1993 which requires payment of net proceeds upon exercise of the Company's common stock and four annual installments of $20, plus accrued interest through December 31, 1997. Upon payment of these amounts, remaining obligations under this note including principal and interest will be forgiven.


                                                        SCHEDULE V

            MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                    PROPERTY, PLANT AND EQUIPMENT
                            (In Thousands)


                                                  Effect of
                 Beginning  Additions             Currency  Ending
Classification    Balance    at Cost  Retirements Changes  Balance

Year ended
  December 31, 1991:
  Computer
    equipment and
    furniture      $108,450 $ 33,652  $(28,518) $   (75)  $113,509
  Buildings
    and building
    equipment            0    51,815       (14)       0     51,801
  Land and
    improvements     5,121     9,101         0        0     14,222
  Leasehold
    improvements    15,942     1,400    (9,141)      40      8,241
  Service spare
    parts            9,123     1,001    (7,820)     179      2,483
                  $138,636  $ 96,969  $(45,493) $   144   $190,256


Year ended
  December 31, 1992:
  Computer
    equipment and
    furniture     $113,509  $ 16,988  $ (9,505) $ (2,464) $118,528
  Buildings and
    building
    equipment       51,801     1,328         0         0    53,129
  Land and
    improvements    14,222       345         0         0    14,567
  Leasehold
    improvements     8,241     4,054    (1,918)     (320)   10,057
  Service spare
    parts            2,483     2,021    (1,542)       36     2,998
                  $190,256  $ 24,736  $(12,965) $ (2,748) $199,279


Year ended
  December 31, 1993:
  Computer
    equipment and
    furniture     $118,528  $ 24,893 $ (20,345) $ (1,101) $121,975
  Buildings and
    building
    equipment       53,129       320      (123)        0    53,326
  Land and
    improvements    14,567        74         0         0    14,641
  Leasehold
    improvements    10,057        58      (483)      (19)    9,613
  Service spare
    parts            2,998     1,284      (702)      277     3,857
                  $199,279  $ 26,629  $(21,653) $   (843) $203,412




                                                       SCHEDULE VI

              MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                ACCUMULATED DEPRECIATION AND AMORTIZATION
                    OF PROPERTY, PLANT AND EQUIPMENT
                           (In Thousands)



                          Additions
                          Charged to             Effect of
               Beginning  Costs and              Currency   Ending
Classification  Balance   Expenses   Retirements Changes   Balance

Year ended
  December 31, 1991:
  Computer
    equipment and
    furniture   $  57,676  $ 25,212  $(16,251)  $    (5)  $ 66,632
  Buildings and
    building
    equipment           0     1,411         0         0      1,411
  Land and
    improvements        0       332         0         0        332
  Leasehold
    improvements   12,897     1,468    (8,844)       51      5,572
  Service spare
    parts           5,625     1,278    (4,943)      136      2,096
                $  76,198  $ 29,701  $(30,038)  $   182   $ 76,043


Year ended
  December 31, 1992:
  Computer
    equipment and
    furniture   $  66,632  $ 21,434  $ (7,402)  $(1,552)  $ 79,112
  Buildings and
    building
    equipment       1,411     1,578         0         0      2,989
  Land and
    improvements      332       357         0         0        689
  Leasehold
    improvements    5,572     1,316    (1,499)     (201)     5,188
  Service spare
    parts           2,096     1,065    (1,388)      (52)     1,721
                $  76,043  $ 25,750  $(10,289)  $(1,805)  $ 89,699


Year ended
  December 31, 1993:
  Computer
    equipment and
    furniture    $ 79,112  $ 23,230  $(17,202)  $  (733)  $ 84,407
  Buildings and
    building
    equipment       2,989     1,578       (29)        0      4,538
  Land and
    improvements      689       361         0         0      1,050
  Leasehold
    improvements    5,188     1,398      (379)      (11)     6,196
  Service spare
    parts           1,721     1,033      (595)      150      2,309
                 $ 89,699  $ 27,600  $(18,205)  $  (594)  $ 98,500



                                                     SCHEDULE VIII

            MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS
                          (In Thousands)

                                 Additions
                                 Charged to
                     Beginning    Cost &                   Ending
Description           Balance    Expenses    Deductions   Balance

Year ended
  December 31, 1991:
  Allowance for
    deferred
    tax assets       $     0     $     0      $     0      $     0
  Allowance for
    doubtful
    accounts         $ 3,155     $ 1,224      $   643 (1)  $ 3,736
  Allowance for
    obsolete
    inventory        $ 7,392     $11,198      $ 2,951 (2)  $15,639
  Accrued
    restructure
    costs            $     0     $27,100      $16,867 (3)  $10,233

Year ended
  December 31, 1992:
  Allowance for
    deferred
    tax assets       $     0     $     0      $     0      $     0
  Allowance for
    doubtful
    accounts         $ 3,736     $ 1,282      $   642 (1)  $ 4,376
  Allowance for
    obsolete
    inventory        $15,639     $ 2,665      $ 5,868 (2)  $12,436
  Accrued
    restructure
    costs            $10,233     $14,500      $12,463 (3)  $12,270

Year ended
  December 31, 1993:
  Allowance for
    deferred
    tax assets       $     0     $58,495(4)   $     0      $58,495
  Allowance for
    doubtful
    accounts         $ 4,376     $   508      $   956 (1)  $ 3,928
  Allowance for
    obsolete
    inventory        $12,436     $ 1,924      $ 6,346 (2)  $ 8,014
  Accrued
    restructure
    costs            $12,270     $26,200      $10,096 (3)  $28,374



(1) Deductions primarily represent accounts written off during the period.

(2) Deductions primarily represent inventory scrapped during the period.

(3) Deductions primarily represent payments made to carry out restructure plans and reversals of accrued restructure charges due to changes in estimates of $1,400 and $1,600 for the years ended December 31, 1993 and 1992, respectively.

(4) Addition represents adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on January 1, 1993 and increases to the valuation allowance during the year. As such, the Company established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. Statement No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.


                                                       SCHEDULE IX

             MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                       SHORT-TERM BORROWINGS (1)
                           (In Thousands)


                                                         Weighted
                                 Maximum    Average      Average
Category of           Weighted   Amount     Amount       Interest
Aggregate             Average  Outstanding Outstanding    Rate
Short-Term    Ending  Interest  During the During the   During the
Borrowings    Balance  Rate      Period     Period (3)  Period (4)

Year ended
  December
   31, 1991:
  Lines of
   credit (2) $ 4,459  8.88%     $14,087    $ 8,612       9.13%


Year ended
  December
   31, 1992:
  Lines of
   credit (2) $ 5,457  8.48%     $11,462    $ 6,825       8.65%

Year ended
  December
   31, 1993:
  Lines of
   credit (2) $ 2,843  7.66%     $ 6,839     $ 5,160      7.92%

________________

(1) Short-term borrowings on the consolidated balance sheets consist of drawings on various multi-currency unsecured line of credit agreements as well as the current portion of long-term debt of $3,521, $91, and $52 for the years ended 1993, 1992, and 1991, respectively. See note 8 in the 1993 Annual Report to Shareholders for a more complete description of the Company's long-term debt.

(2) The lines of credit generally have terms of one or two years and are subject to renewal upon expiration.

(3) The average amount outstanding was computed by using the average monthly balances during the period.

(4) The weighted average interest rates were computed by dividing the actual interest expense by the total of the average balance for each month for which an amount was outstanding, and then multiplying the result by twelve months to obtain an annual rate.



                                                        SCHEDULE X

             MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

             SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (In Thousands)


                                 Charged to Costs and Expenses
                                    Year Ended December 31

                                      1991     1992     1993

Item (1)

Advertising Costs                  $ 6,820  $ 8,084  $ 6,868

Maintenance & Repair               $ 5,756  $ 6,296  $ 6,407

Royalty Costs                      $10,139  $ 9,854  $ 9,815

________________________

(1) Items not presented did not exceed 1% of revenues in any of the above periods.



Independent Auditors' Report


The Board of Directors and Stockholders
Mentor Graphics Corporation:




Under date of February 1, 1994, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1993, which are included in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993.



                                         KPMG PEAT MARWICK


Portland, Oregon
February 1, 1994