Form 10-Q
period 1994-03-31
MENTOR GRAPHICS CORP
filed 1994-05-13
CIK 701811

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549







Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1994.  Commission File No. 0-13442




MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)



Oregon     93-0786033
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)

8005 S.W. Boeckman Road, Wilsonville, Oregon           97070-7777
(Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code: (503) 685-7000



                            NO CHANGE
                      Former name, and former
             fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No

Number of shares of common stock, no par value, outstanding as of
April 30, 1994:  48,335,741



                    MENTOR GRAPHICS CORPORATION

                         Index to Form 10Q




PART I    FINANCIAL INFORMATION
Item 1.  Financial Statements

     Consolidated Statements of Operations for the three       3
          months ended March 31, 1994 and 1993

     Consolidated Balance Sheets as of March 31, 1994          4
          and December 31, 1993

     Consolidated Statements of Cash Flows for the             5
          three months ended March 31, 1994 and 1993

     Notes to Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition      7-11



PART II    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                 12 - 13

                PART I.   FINANCIAL INFORMATION
                Item 1.   Financial Statements
                 Mentor Graphics Corporation
            Consolidated Statements of Operations
      (In thousands, except net income (loss) per share)
                          (Unaudited)
                                              Three Months Ended
                                                    March 31,
                                              1994           1993

Revenues:
     System and software               $    48,839    $    48,842
     Service and support                    35,612         33,797
          Total revenues                    84,451         82,639

Cost of revenues:
     System and software                     10,29         14,045
     Service and support                    16,235         16,223
          Total cost of revenues            26,532         30,268
          Gross margin                      57,919         52,371

Expenses:
     Research and development (note 3)      18,544         19,038
     Marketing, general and
     administration                         35,201         36,650
          Total expenses                    53,745         55,688
          Operating income (loss)            4,174         (3,317)

Other income (expense), net                    558           (253)
          Income (loss) before
          income taxes                       4,732         (3,570)

Provision for income taxes                     940            728
          Net income (loss)           $      3,792   $     (4,298)
          Net income (loss) per common and
            common equivalent share   $        .08   $       (.09)
Weighted average number of common and common
     equivalent shares outstanding          49,542         45,803


See accompanying notes to unaudited consolidated financial statements.

                   Mentor Graphics Corporation
                   Consolidated Balance Sheets
                        (In thousands)
                         (Unaudited)
                                   As Of                As Of
                              March 31, 1994    December 31, 1993
Assets
Current assets:
     Cash and cash equivalents  $     96,236         $     95,958
     Short-term investments           15,545               13,610
     Trade accounts receivable, net   77,228               72,655
     Other receivables                 4,233                4,167
     Inventory                           541                2,299
     Prepaid expenses and
      other (note 2)                  11,840                9,399
          Total current assets       205,623              198,088
Property, plant and equipment, net   103,844              104,912
Cash and investments, long-term       30,000               30,000
Other assets (note 3)                 25,090               20,584
          Total                $     364,557        $     353,584
Liabilities & Stockholders' Equity
Current liabilities:
     Short-term borrowings     $       8,421        $       6,364
     Accounts payable                  8,309               10,637
     Income taxes payable             10,355                9,974
     Accrued and other liabilities    55,261               57,139
     Deferred revenue                 17,770               17,638
          Total current liabilities  100,116              101,752
Long-term debt                        54,317               54,321
Other long-term deferrals              1,659                1,800
          Total liabilities          156,092              157,873
Stockholders' equity:
     Common stock                    248,404              243,951
     Retained deficit                (50,350)             (55,779)
     Foreign currency
translation adjustment                10,411                7,539
     Total stockholders' equity      208,465              195,711
          Total                $     364,557        $     353,584



See accompanying notes to unaudited consolidated financial statements.

                    Mentor Graphics Corporation
               Consolidated Statements of Cash Flows
                          (In thousands)
                            (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                1994         1993

Operating Cash Flows:
Net income (loss)                        $     3,792 $     (4,298)
Adjustments to reconcile net
  income (loss) to
  net cash provided (used) by
  operating activities:
     Depreciation and amortization
       of property, plant & equipment          6,372        6,531
     Deferred taxes                              (40)         493
     Amortization of other assets              2,170        2,068
Changes in operating assets and
  liabilities:
     Trade accounts receivable                (2,800)         395
     Inventory                                   266        1,724
     Prepaid expenses and other assets        (6,008)         (42)
     Accounts payable                         (3,101)         (37)
     Accrued liabilities                      (2,372)        (173)
     Other liabilities and deferrals              15        1,228
Net cash provided (used) by operating
  activities                                  (1,706)       7,889
Investing Cash Flows:
     Maturities (purchases) of
       short-term investments                 (1,935)      21,763
     Purchases of property and equipment      (3,058)      (8,327)
     Development of corporate facilities           0          (37)
     Capitalization of software
       development costs                        (873)      (1,363)
Net cash provided (used) by investing
  activities                                  (5,866)      12,036
Financing Cash Flows:
     Proceeds from issuance of
       common stock                            4,452        1,502
     Increase (decrease) in short-term
       borrowings                              2,731          (51)
     Repayment of long-term debt                (844)        (120)
     Dividends paid to stockholders                0       (2,748)
Net cash provided (used) by financing
  activities                                   6,339       (1,417)

Effect of exchange rate changes on
  cash and cash equivalents                    1,511          567
Net change in cash and cash equivalents          278       19,075
Cash and cash equivalents at beginning
  of period                                   95,958       72,012
Cash and cash equivalents at end
  of period                             $     96,236   $   91,087

See accompanying notes to unaudited consolidated financial statements.


                     MENTOR GRAPHICS CORPORATION
             Notes to Consolidated Financial Statements
                             (Unaudited)

(1) General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1993 to conform with the 1994 presentation.


(2) Change in Accounting Principle, Accounting for Certain Investments in Debt and Equity Securities- In
May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires reporting of investments as either held to maturity, trading or available for sale. The Company owns common stock and common stock warrants of an independent public company with an original carrying cost of $0 and a market value of $1,638 as of March 31, 1994. Under Statement No. 115, the securities have been classified as held for sale, which required the difference between original carrying cost and market value to be recognized which is included on the balance sheet in prepaid and other assets, and as a reduction of the same amount in accumulated deficit. No other investments owned by the Company are expected to be materially impacted by provisions of this Statement as the underlying carrying values approximate market.



(3)     Capitalization of Software Development Costs -
During the first three months of 1994 and 1993, $873 and $1,363 of new product development costs were capitalized and included in other assets on the consolidated balance sheets, respectively. Amortization of previously capitalized software development costs amounted to $2,010 and $1,528 for the three months ended March 31, 1994 and 1993, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(4)     Supplemental Disclosures of Cash Flow Information -
The following provides additional information concerning cash flow activities:

                                                Three Months Ended
                                                      March 31,
                                                1994          1993


          Interest paid                    $     582   $     1,883
          Income taxes paid,
            net of refunds                 $     728   $       111


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

(All numerical references are in thousands, except for dividend payment amount and percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended March 31, 1994, totaled $48,839 compared to $48,842 for the same period of 1993. As a percentage of system and software revenues, gross margins were 79% for the quarter ended March 31, 1994, compared to 71% for the first quarter of 1993.

Revenues during the first quarter of 1994 improved by 13% for the international regions compared to the same period last year while North America experienced a 13% reduction for the same periods. Revenues for the past three years have been negatively impacted by a poor international economy. Much of the international improvement over the first quarter of last year is a result of exchange rate changes in Japan. While difficult to predict, the Company's revenues will likely continue to be negatively impacted by the economic recession in Japan for the next several quarters. For North America, the reduction is attributable to a planned reduction in hardware revenue. Also, the North American sales force executed a reorganization during the first quarter of 1994 which resulted in reduced productivity in the region. The goal of the reorganization was to streamline operations by reducing two layers of management and better align the sales team with respective territories.

Historically the Company experiences improved order activity in the second and fourth quarter while the first and third quarters are slower. Japan has usually posted stronger third quarter order activity which has somewhat off-set an otherwise seasonally slow quarter. Due to continued weakness in the Japanese economy, third quarter order levels may result in lower system and software revenue levels than the first quarter. System and software revenue levels are dependant on order activity, as such sustained performance for the next two quarters is not guaranteed.

While revenue levels were comparable for the quarters ended March 31, 1994 and 1993, the overall mix of hardware versus software continues to move toward software. The Company experienced some hardware sales to meet customer requests when gross margins were above a minimum level. In the first quarter of 1994, the hardware component of system and software revenue declined to 10% from 20% for the same quarter last year. This mix shift resulted in improved gross margins as software gross margins are much higher compared to hardware gross margins. The Company expects the decline of hardware revenue to continue as the year progresses which should benefit gross margins.

Gross margins are significantly impacted by levels of third party software content for which royalties are paid, and amortization of previously capitalized software development costs. Amortization of previously capitalized software development costs to system and software cost of revenues was $2,010 and $1,528 for the first quarter of 1994 and 1993, respectively. The increase is a result of amortization in 1994 on a higher level of capitalized costs accumulated during development of Version 8 software products. Amortization levels are expected to decline as several capitalized projects will become fully amortized during the year. Levels of third party software content in future revenues are difficult to predict as they are based on customer demand for non-Company owned software, which has historically varied from quarter to quarter.


Service  and Support

Service and support revenues for the first quarter of 1994 were $35,612, an increase of 5% from the comparable quarter of 1993. The increase in service and support revenues is attributable to growth in the Company's installed customer base, and continued success of the Company's software support programs. These positive factors were offset by a reduction in hardware support revenues as many customers contracted directly with primary providers of hardware service. Renewal of annual software maintenance contracts was seasonally slow during the first quarter of 1994, as it also was in the comparable period of 1993.

Service and support gross margins were 54% and 52% for the quarters ended March 31, 1994 and 1993, respectively. The increase in service and support gross margins is primarily attributable to the mix shift in revenues towards higher gross margin software support and away from lower gross margin hardware support. In the first quarter of 1994, the hardware component of service and support revenue declined from 7% to 2% compared to the same quarter last year.

Professional service revenue was approximately flat during the first quarter of 1994 compared to the same period of 1993. The expected trend for professional services is an increase in revenue levels over time as the business develops. A first quarter 1994 reorganization of the professional service team worldwide negatively impacted the progress of professional service revenues. Gross margins on professional service revenue declined in the first quarter due to lower than planned staff utilization.


OPERATING EXPENSES

Gross research and development (R&D) expenses were $19,417 for the first quarter of 1994 compared to $20,401 for the same period of 1993. Net R&D costs were $18,544 for the quarter ended March 31, 1994, compared to $19,038 for the same period of 1993. The Company capitalized R&D costs of $873 and $1,363 during the first quarters of 1994 and 1993, respectively. Capitalization during the remainder of 1994 is expected to increase as development of the Company's next release reaches capitalization milestones in the second quarter of the year. Lower gross R&D expenses are attributable to lower headcount due to attrition and some planned reductions in force. The Company closed an Integrated Circuit Division R&D site during the quarter, consolidating activities with other pre-existing locations. Expense reductions for R&D should continue as the Company further executes against its fourth quarter 1993 plan for restructuring.

Marketing, general and administration expenses (MG&A) totaled $35,201 and $36,650 for the first quarters of 1994 and 1993, respectively. The reduction of MG&A expenses is attributable to lower headcount. Expense reductions for MG&A should continue as the Company further executes against its fourth quarter 1993 plan for restructuring.


RESTRUCTURING COSTS

Implementation of the Company's restructuring plan approved by management in December, 1993, proceeded as originally anticipated during the first quarter of 1994. There have been no material changes in the elements of the restructure accrual of $24,800, which was recorded in 1993. Costs to be incurred in executing the restructuring plan consists primarily of direct costs associated with severance and relocation of employees, facilities closures, and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

Management continues to estimate that implementation of the restructuring plan will reduce expenses by approximately $10,000 in 1994. These savings may be partially offset by increased expenditures in other areas. When all elements of the restructuring plan have been fully implemented, the Company expects future expenses may be reduced even further.

Approximately $22,000 of the 1993 restructuring charge should result in cash outflows during 1994. For the first quarter, restructure-related cash outflows were approximately $1,000. For the second quarter of 1994, disbursements are anticipated to be near $4,000, with the balance of $17,000 scheduled for the second half of the year. Approximately $3,000, primarily related to facilities closures, is expected to be disbursed beyond 1994.

OTHER INCOME (EXPENSE)

Other income totaled $558 for the first quarter of 1994 compared to expense of $253 for the same period of 1993. Interest income from investments was $1,093 for the first quarter of 1994, compared to $1,208 for the first quarter of 1993. During the first quarter of 1994, interest expense amounted to $635, down from $1,624 for the comparable period in 1993. The reduction in interest expense is attributable to lower average debt outstanding during the quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $940 for the quarter ended March 31, 1994, as compared to $728 for the same period in 1993. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1994.



EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net loss from foreign currency transactions of $91 during the first quarter of 1994 compared to a net gain of $140 during the first quarter of 1993. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at March 31, 1994, increased to $10,411 from $7,539 at the end of 1993. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1993.

From December 31, 1993 to March 31, 1994, the U.S. dollar weakened approximately 12% against the Japanese yen. The U.S. dollar did not fluctuate significantly against the European currencies during the first quarter of 1994. Generally, a weakening of the U.S. dollar makes the Company's products less expensive in foreign markets, which has a positive impact on the Company's revenues over time. In addition, a weakening U.S. dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and investments at March 31, 1994 were $141,781 compared to $139,568 at the end of 1993. Cash used by operations was $1,706 for the first three months of 1994 compared to cash provided by operations of $7,889 during the same period of 1993. Cash provided by operations was negatively impacted by late quarter shipments resulting in an increase in trade receivable balances of $2,800 and by increase in long-term receivables of
$5,818 classified in other assets.   Cash and short-term
investments for the three months ended March 31, 1994 were positively impacted by proceeds from the issuance of common stock of $4,452 as a result of increased employee option exercises due to an improved average stock price during the quarter, and increased short-term borrowings of $2,731, offset by investment in property, plant and equipment of $3,058.


INVENTORY

Inventory levels at March 31, 1994 totaled $541, down $1,758 since
December 31, 1993.   The reduction in inventory reflects the
Company's shift towards a software-only business model resulting in the reclassification of demonstration equipment to property, plant and equipment. In 1994 it is anticipated that the hardware business will be immaterial to the Company's operations and as a result demonstration equipment will not be promoted for sale as it was in prior years. The remaining balance in inventory consists of documentation and CD Rom media for software updates, and some hardware targeted for shipments in the next quarter. Inventory is expected to be at approximately current levels for the balance of 1994 dependant on levels of documentation and CD Rom media for software updates. For any remaining hardware requests from customers, the Company will use a drop ship approach, shipping directly from the hardware vendor to the customer.


OTHER ASSETS

Other assets increased to $25,090 at March 31, 1994 from $20,584 at year-end 1993. Net capitalized software development costs decreased by $1,137 as capitalization and amortization were $873 and $2,010, respectively, during the first quarter of 1994. Long-term receivables increased by $5,818 as a result of a long-term customer contract calling for software products and professional services.


CAPITAL RESOURCES

Total capital expenditures decreased to $3,058 through March 31, 1994, compared to $8,364 for the same period of 1993. The decrease in capital expenditures is a result of completing a planned transition of the Company's R&D equipment to a more complete Unix-based operating system environment in 1993. Future capital expenditure plans include maintaining a state of the art development environment, maintaining updated sales demonstration equipment, and implementing a new global information system which should begin in the fourth quarter of this year.



                     PART II.   OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibits:   none.

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May
13, 1994.



                                   MENTOR GRAPHICS CORPORATION
                                   (Registrant)

                                   R. Douglas Norby
                                   R. Douglas Norby
                                   Senior Vice President, and
                                   Chief Financial Officer


                                   James J. Luttenbacher
                                   James J. Luttenbacher
                                   Corporate Controller, and
                                   Chief Accounting Officer












VIA ELECTRONIC TRANSMISSION


May 13, 1993




Securities and Exchange Commission
450 Fifth Street NW
Judiciary Plaza
Washington, DC  20549

Attention:   Division of Corporate Finance

Re:          Mentor Graphics Corporation
             File No. 0-13442


On behalf of Mentor Graphics Corporation (Company), I enclose for filing the Company's Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934 on Form 10-Q for the quarter ended March 31, 1994.

Please inform me of receipt of the enclosed material via the Company's MCI mail address, 313-4100.

Sincerely yours,

MENTOR GRAPHICS CORPORATION




Frank S. Delia
Frank S. Delia
Vice President and Chief Administrative Officer