Form 10-Q
period 1994-06-30
MENTOR GRAPHICS CORP
filed 1994-08-11
CIK 701811

Page 1






SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549







Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1994.   Commission File No. 0-13442




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

Number of shares of common stock, no par value, outstanding as of
August 1, 1994:  48,525,837



MENTOR GRAPHICS CORPORATION

Index to Form 10Q




PART I    FINANCIAL INFORMATION                        Page Number

  Item 1.  Financial Statements

     Consolidated Statements of Operations for the three      3
          months ended June 30, 1994 and 1993

     Consolidated Statements of Operations for the six        4
          months ended June 30, 1994 and 1993

     Consolidated Balance Sheets as of June 30, 1994          5
          and December 31, 1993

     Consolidated Statements of Cash Flows for the            6
          six months ended June 30, 1994 and 1993

     Notes to Consolidated Financial Statements               7


  Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition  8-12



PART II    OTHER INFORMATION

  Item 4.  Submission of matters to a Vote of
            Security Holders                              13-14

  Item 6.  Exhibits and Reports on Form 8-K                  14


SIGNATURES                                                   14

                   PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                     Mentor Graphics Corporation
                Consolidated Statements of Operations
              (In thousands, except net income per share)
                              (Unaudited)
                                                Three Months Ended
                                                      June 30,
                                                 1994       1993

Revenues:
     System and software                      $ 43,485   $ 51,427
     Service and support                        38,045     36,989
          Total revenues                        81,530     88,416

Cost of revenues:
     System and software                         8,819     13,412
     Service and support                        17,010     18,790
          Total cost of revenues                25,829     32,202
          Gross margin                          55,701     56,214

Expenses:
     Research and development (note 3)          17,032     20,043
     Marketing, general and administration      34,241     35,538
          Total expenses                        51,273     55,581
          Operating income                       4,428        633

Other income (expense), net                        331       (271)
           Income before income taxes            4,759        362

Provision for income taxes                         960         72
          Net income                          $  3,799    $   290
          Net income per common and
            common equivalent share           $    .08    $   .01
Weighted average number of common and common
     equivalent shares outstanding              49,601     47,308


See accompanying notes to unaudited consolidated financial statements.

                   Mentor Graphics Corporation
               Consolidated Statements of Operations
         (In thousands, except net income (loss) per share)
                            (Unaudited)
                                                 Six Months Ended
                                                     June 30,
                                                 1994      1993

Revenues:
     System and software                      $ 92,324  $ 100,269
     Service and support                        73,657     70,786
          Total revenues                       165,981    171,055

Cost of revenues:
     System and software                        19,116     27,457
     Service and support                        33,245     35,013
          Total cost of revenues                52,361     62,470
          Gross margin                         113,620    108,585

Expenses:
     Research and development (note 3)          35,576     39,081
     Marketing, general and administration      69,442     72,188
          Total expenses                       105,018    111,269
          Operating income (loss)                8,602     (2,684)

Other income (expense), net                        889       (524)
           Income (loss) before income taxes     9,491     (3,208)

Provision for income taxes                       1,900        800
          Net income (loss)                   $  7,591   $ (4,008)
          Net income (loss) per common and
            common equivalent share           $    .15   $   (.09)
Weighted average number of common and common
     equivalent shares outstanding              49,571     45,983


See accompanying notes to unaudited consolidated financial statements.



                     Mentor Graphics Corporation
                     Consolidated Balance Sheets
                           (In thousands)

                                     As Of             As Of
                                 June 30, 1994   December 31,1993
                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents       $ 110,156          $  95,958
     Short-term investments              7,087             13,610
     Trade accounts receivable, net     80,962             72,655
     Other receivables                   4,054              4,167
     Inventory                             677              2,299
     Prepaid expenses and
      other (note 2)                    10,980              9,399
          Total current assets         213,916            198,088
Property, plant and equipment, net     101,522            104,912
Cash and investments, long-term         30,000             30,000
Other assets (note 3)                   23,909             20,584
          Total                      $ 369,347          $ 353,584
Liabilities & Stockholders' Equity
Current liabilities:
     Short-term borrowings           $   7,485          $   6,364
     Accounts payable                    8,800             10,637
     Income taxes payable               11,191              9,974
     Accrued and other liabilities      53,005             57,139
     Deferred revenue                   16,788             17,638
          Total current liabilities     97,269            101,752
Long-term debt                          54,310             54,321
Other long-term deferrals                2,794              1,800
          Total liabilities            154,373            157,873
Stockholders' equity:
     Common stock                      250,013            243,951
     Accumulated deficit               (47,288)           (55,779)
     Foreign currency translation
      adjustment                        12,249              7,539
     Total stockholders' equity        214,974            195,711
          Total                      $ 369,347          $ 353,584



See accompanying notes to unaudited consolidated financial statements.

                     Mentor Graphics Corporation
                  Consolidated Statements of Cash Flows
                            (In thousands)
                             (Unaudited)

                                                 Six Months Ended
                                                      June 30,
                                                1994        1993

Operating Cash Flows:
Net income (loss)                          $   7,591   $  (4,008)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
     Depreciation and amortization
      of property, plant & equipment          12,515      13,774
     Deferred taxes                              (21)         36
     Amortization of other assets              3,694       3,977
Changes in operating assets and liabilities:
     Trade accounts receivable                (5,178)     (2,580)
     Inventory                                   223       4,342
     Prepaid expenses and other assets        (3,415)      2,121
     Accounts payable                         (3,360)     (1,804)
     Accrued liabilities                      (5,002)     (7,261)
Other liabilities and deferrals                  646       2,001
Net cash provided by operating activities      7,693      10,598
Investing Cash Flows:
     Maturities of short-term investments      6,523      18,793
     Purchases of property and equipment      (6,456)    (15,807)
     Development of corporate facilities          --        (355)
     Capitalization of software
      development costs                       (3,073)     (2,394)
Net cash provided (used) by investing
 activities                                   (3,006)        237
Financing Cash Flows:
     Proceeds from issuance of common stock    6,062       4,499
     Increase (decrease) in
      short-term borrowings                      837        (192)
     Repayment of long-term debt                 (11)     (1,148)
     Dividends paid to stockholders               --      (5,508)
Net cash provided (used) by
 financing activities                          6,888      (2,349)

Effect of exchange rate changes on cash
 and cash equivalents                          2,623       1,532
Net change in cash and cash equivalents       14,198      10,018
Cash and cash equivalents at
 beginning of period                          95,958      72,012
Cash and cash equivalents at
 end of period                             $ 110,156   $  82,030

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


(2) Change in Accounting Principle, Accounting for Certain Investments in Debt and Equity Securities- In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires reporting of investments as either held to maturity, trading or available for sale. The Company owns common stock and common stock warrants of an independent public company with an original carrying cost of $0 and a market value of $900 as of June 30, 1994. Under Statement No. 115, the securities have been classified as held for sale, which required the difference between original carrying cost and market value to be recognized which is included on the consolidated balance sheet in prepaid and other assets, and as a reduction of the same amount in accumulated deficit. No other investments owned by the Company are expected to be materially impacted by provisions of this Statement as the underlying carrying values approximate market.



(3) Capitalization of Software Development Costs - During the first six months of 1994 and 1993, $3,073 and $2,394 of new product development costs were capitalized and included in other assets on the consolidated balance sheets, respectively. Amortization of previously capitalized software development costs amounted to $3,487 and $3,448 for the six months ended June 30, 1994 and 1993, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(4) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

                                                 Six Months Ended
                                                     June 30,
                                              1994            1993

        Interest paid                  $     1,053     $     2,572
        Income taxes paid,
         net of refunds                $     1,147     $        53


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

(All numerical references are in thousands, except for dividend payment amount and percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended June 30, 1994, totaled $43,485, a decrease of $7,942 or 15% from the second quarter of 1993. For the first six months of 1994, system and software revenues declined $7,945 or 8% from the same period a year ago. Second quarter system and software gross margins increased to 80% in 1994 compared to 74% in the same period of 1993. For the first six months of 1994, system and software gross margins improved to 79%, up from 73% in the same period of 1993.

During the first half of 1994 system and software revenues were flat for the international regions compared to the same period last year while North America experienced a 15% reduction for the same periods. Revenues for the past three years have been negatively impacted by a poor international economy. Japan realized improvement over the first half of last year, offset by reduced sales in the Pacific Rim. From December 31, 1993 to June 30, 1994, the U.S. dollar weakened approximately 12% against the Japanese yen, resulting in higher U.S. dollar revenue from Japanese yen based sales. Exclusive of currency exchange rate changes, the Japanese economy continues to reflect weakness.
While difficult to predict, the Company's revenues may continue to be negatively impacted by the economic recession in Japan for the next several quarters. In addition, the North American sales force executed a reorganization during the first quarter of 1994 which resulted in reduced productivity in the region. The goal of the reorganization was to streamline operations by reducing two layers of management and better align the sales team with their respective territories.

Historically the Company experiences improved order activity and revenue levels in the second and fourth quarters while the first and third quarters are slower. Japan usually has posted stronger third quarter order activity which somewhat offset an otherwise seasonally slow quarter for the Company. Due to continued weakness in the Japanese economy and reduced third quarter order levels in other regions, the results of the Company's third quarter system and software revenue may be consistent with historical seasonality. System and software revenue levels are dependent on order activity, as such sustained revenue performance for the next quarter is not guaranteed.

While the software component of system and software revenue was comparable for the first halves of 1994 and 1993, the level of hardware sales continues to decline. The Company continues to experience some hardware sales to meet customer requests. In the first half of 1994, the hardware component of system and software revenue declined to 9% from 17% for the same period last year. This mix shift resulted in improved gross margins as software gross margins are much higher compared to hardware gross margins. The Company expects the decline of hardware revenue to continue as the year progresses which should benefit gross margins.



Gross margins are significantly impacted by levels of third party software content for which royalties are paid, and amortization of previously capitalized software development costs. Amortization of previously capitalized software development costs to system and software cost of revenues was $1,477 and $3,487 for the second quarter and first half of 1994, respectively, compared to $1,920 and $3,448 for the same periods a year ago. Amortization levels have declined in the second quarter as several capitalized projects became fully amortized. Levels of third party software content in future revenues are difficult to predict as they are based on customer demand for non-Company owned software, which has historically varied from quarter to quarter.

Service  and Support

Service and support revenues for the second quarter of 1994 were $38,045, an increase of 3% from the comparable quarter of 1993. For the first six months of 1994, service and support revenues totaled $73,657, an increase of 4% from the same period of 1993.

The increase in service and support revenues is attributable to growth in the Company's installed customer base, and continued success of the Company's software support programs. These positive factors were offset by a reduction in hardware support revenues as many customers contracted directly with primary providers of hardware service. Renewal of annual software maintenance contracts was seasonally slow during the first quarter of 1994, as it also was in the comparable period of 1993.
Renewals rebounded in the second quarter of 1994 consistent with historical service and support revenue trends. Company accounting policy dictates that revenue on renewal of maintenance contracts is recognized only when customer purchase orders are received and services are delivered, which results in the first versus second quarter revenue trend described above.

Service and support gross margins were 55% and 49% for the quarters ended June 30, 1994 and 1993, respectively, and 55% and 51% for the first six months of 1994 and 1993, respectively. The increase in service and support gross margins is primarily attributable to the mix shift in revenues towards higher gross margin software support and away from lower gross margin hardware support. In the first half of 1994, the hardware component of service and support revenue declined from 6% to 2% compared to the same period last year.

Professional service revenue increased 6% in the first half of 1994 compared to the same period of 1993. The expected trend for professional services is an increase in revenue levels over time as the business develops. A first quarter 1994 reorganization of the professional service team worldwide negatively impacted the progress of professional service revenues.



Operating Expenses

Gross research and development (R&D) expenses were $19,232 and $38,649 for the second quarter and first six months of 1994, respectively, compared to $21,074 and $41,475 for the same periods of 1993, respectively. During the second quarter and first six months of 1994, the Company capitalized R&D costs of $2,200 and $3,073, respectively, compared to $1,031 and $2,394 for the same periods of 1993, respectively. Net R&D costs were $17,032 for the quarter ended June 30, 1994, compared to $20,043 for the same period of 1993. For the first six months of 1994 and 1993, net R&D costs were $35,576 and $39,081, respectively.

Lower gross R&D expenses are attributable to lower headcount due to attrition and some planned reductions in force. The Company closed an Integrated Circuit Division R&D site during the first quarter of 1994, consolidating activities with other pre-existing locations. Expense reductions for R&D should continue as the Company further executes against its fourth quarter 1993 plan for restructuring. See restructuring costs discussion below.

During the second quarter and the first six months of 1994, marketing, general and administration expenses (MG&A) were $34,241 and $69,442, respectively, compared to $35,538 and $72,188 for the same periods of 1993, respectively. The reduction of MG&A expenses is attributable primarily to lower headcount. Expense reductions for MG&A should continue as the Company further executes against its fourth quarter 1993 plan for restructuring.

RESTRUCTURING COSTS

Implementation of the Company's restructuring plan approved by management in December, 1993, proceeded as originally anticipated during the first half of 1994. There have been no material changes in the primary elements of the restructure accrual of $24,800, which was recorded in 1993. Costs to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance and relocation of employees, facilities closures, and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

Management continues to estimate that implementation of the restructuring plan should reduce expenses by approximately $10,000 in 1994. These savings may be partially offset by increased expenditures in other areas. When all elements of the restructuring plan have been fully implemented, the Company expects future expenses may be reduced even further.

Approximately $21,000 of the 1993 restructuring charge should result in cash outflows during 1994. For the first half, restructure-related cash outflows were approximately $5,000. For the third quarter of 1994, disbursements are anticipated to be near $5,000, with the balance of $11,000 scheduled for the fourth quarter of the 1994. Approximately $4,000, primarily related to facilities closures and employee relocation, is expected to be disbursed after 1994.



Other Income (Expense)

During the second quarter and the first six months of 1994, other income was $331 and $889, compared to other expense of $271 and $524 for the same periods of 1993, respectively. Interest income from investments was $990 and $2,082 for the second quarter and first half of 1994, respectively, compared to $971 and $2,178 for the same periods of 1993. During the second quarter and first half of 1994, interest expense amounted to $869 and $1,504, respectively, down from $976 and $2,600 for the comparable periods in 1993. The reduction in interest expense is attributable to lower average debt outstanding during the comparable periods.

Provision for Income Taxes

The provision for income taxes amounted to $960 for the quarter ended June 30, 1994, as compared to $72 for the same period in 1993. For the first six months of 1994, the provision for income taxes was $1,900 compared to $800 for the same period a year ago. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1994.

Effects of Foreign Currency Fluctuations

The Company experienced a foreign currency transaction gain of $38 and loss of $53 during the second quarter and first half of 1994, respectively, compared to a net gain of $264 and $405 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at June 30, 1994, increased to $12,249 from $7,539 at the end of 1993. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1993.

From December 31, 1993 to June 30, 1994, the U.S. dollar weakened approximately 12% against the Japanese yen. In addition, the U.S. dollar weakened approximately 6% against the European currencies during the first half of 1994. Generally, a weakening of the U.S. dollar makes the Company's products less expensive in foreign markets, which has a positive impact on the Company's revenues over time. In addition, a weakening U.S. dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES


Cash and Investments

Total cash and investments at June 30, 1994 were $147,243 compared to $139,568 at the end of 1993. Cash provided by operations was $7,693 for the first six months of 1994 compared to $10,598 during the same period of 1993. Cash provided by operations was negatively impacted by late quarter shipments and a large software and services contract, resulting in an increase in trade receivable balances of $8,307. In addition, there was an increase in long-term receivables of $2,379 for the long-term portion of the same large software and services contract, classified in other
assets.   Also, accrued liabilities decreased $5,002 in the first
half of 1994 due primarily to restructure-related cash outflows. Cash and short-term investments for the six months ended June 30, 1994 were positively impacted by proceeds from the issuance of common stock of $6,062 as a result of increased employee option exercises due to an improved average stock price during the first quarter, offset by investment in property, plant and equipment of $6,456.


Inventory

Inventory levels at June 30, 1994 totaled $677, down $1,622 since
December 31, 1993.   The reduction in inventory reflects the
Company's shift towards a software-only business model resulting in the reclassification of demonstration equipment to property, plant and equipment. In 1994 it is anticipated that the hardware business will be immaterial to the Company's operations and as a result demonstration equipment will not be promoted for sale as it was in prior years. The remaining balance in inventory primarily consists of documentation and CD ROM media for software updates. Inventory is expected to be at approximately current levels for the balance of 1994. For any remaining hardware requests from customers, the Company will use a drop ship approach, shipping directly from the hardware vendor to the customer.


Other Assets

Other assets increased to $23,909 at June 30, 1994 from $20,584 at year-end 1993. Net capitalized software development costs decreased by $414 as capitalization and amortization were $3,073 and $3,487, respectively, during the first half of 1994. Long-term receivables increased by $2,379 as a result of a long-term customer contract calling for software products and professional services.


Capital Resources

Total capital expenditures decreased to $6,456 through June 30, 1994, compared to $16,162 for the same period of 1993. The decrease in capital expenditures is a result of completing a planned transition of the Company's R&D equipment to a more complete UNIX-based operating system environment in 1993. Future capital expenditure plans include maintaining a state of the art development environment, maintaining updated sales demonstration equipment, and implementing a new global information system which should begin in the fourth quarter of this year.



                    PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The 1994 Annual Meeting of Shareholders of Company was held pursuant to notice at 5:00 p.m. Pacific time on Tuesday, April 26, 1994 at Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of 41,200,762 shares of the outstanding common stock, which represented approximately 85.8% of the outstanding shares. Voting information set forth below was provided by First Interstate Bank of Oregon, N.N., as Inspector of Election. The matters voted on at the meeting and the votes cast are as follows:

Issue One-Election of Nominees for Directors. The nominees for directors listed below and presented to the meeting were elected directors of the Company upon each receiving the affirmative vote of the holders of approximately 99.6% of those shares represented at the meeting, to serve until the next annual meeting of the shareholders and until their successors shall have been elected and qualified.


                             FOR        WITHHOLD

Walden C. Rhines         41,135,397      65,365
Marsha B. Congdon        41,089,860     110,902
David R. Hathaway        41,127,722      73,040
Fontaine K. Richardson   41,111,461      89,301
Jon A. Shirley           41,122,651      75,081
David N. Strohm           41,126,992     73,770

Issue Two-Amendment of the Company's 1982 Stock Option Plan. The shareholders approved certain amendments to the Company's 1982 Stock Option Plan by the affirmative vote of the holders of approximately 55.7% of those shares represented at the meeting.

                                                          BROKER
 FOR            AGAINST               ABSTAIN            NONVOTES

 22,955,025     10,999,624            150,754            7,095,359

Issue Three-Amendment of the Company's 1987 Stock Option Plan.
The shareholders approved certain amendments to the Company's 1987 Stock Option Plan by the affirmative vote of the holders of approximately 52% of those shares represented at the meeting.

                                                         BROKER
 FOR            AGAINST               ABSTAIN           NONVOTES

21,461,438      11,142,581            174,064           8,422,679



Issue Four-Ratification of KPMG Peat Marwick. The shareholders ratified the engagement of KPMG Peat Marwick as independent auditors of the Company by the affirmative vote of the holders of approximately 99.6% of those shares represented at the meeting.

                                                         BROKER
 FOR            AGAINST               ABSTAIN           NONVOTES

41,047,482      77,419                75,419              NONE


Item 6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibits:   none.

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 1994.



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


August 11, 1993




Securities and Exchange Commission
450 Fifth Street NW
Judiciary Plaza
Washington, DC  20549

Attention:     Division of Corporate Finance

Re:            Mentor Graphics Corporation
               File No. 0-13442


On behalf of Mentor Graphics Corporation (Company), I enclose for filing the Company's Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934 on Form 10-Q for the quarter ended June 30, 1994.

Please inform me of receipt of the enclosed material via the Company's MCI mail address, 313-4100.

Sincerely yours,

MENTOR GRAPHICS CORPORATION




Frank S. Delia
Frank S. Delia
Vice President and Chief Administrative Officer