Form 10-Q
period 1994-09-30
MENTOR GRAPHICS CORP
filed 1994-11-14
CIK 701811

Page 1





SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549







Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter ended September 30, 1994.        Commission File
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

Number of shares of common stock, no par value, outstanding as of
November 1, 1994:  48,741,696



                    MENTOR GRAPHICS CORPORATION

                         Index to Form 10Q




PART I    FINANCIAL INFORMATION     Page Number

Item 1.  Financial Statements

     Consolidated Statements of Operations for the three        3
          months ended September 30, 1994 and 1993

     Consolidated Statements of Operations for the nine         4
          months ended September 30, 1994 and 1993

     Consolidated Balance Sheets as of September 30, 1994       5
          and December 31, 1993

     Consolidated Statements of Cash Flows for the              6
          nine months ended September 30, 1994 and 1993

     Notes to Consolidated Financial Statements               7-8


Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition     9-14



PART II    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      15


SIGNATURES                                                     15

                  PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                   Mentor Graphics Corporation
                Consolidated Statements of Operations
             (In thousands, except net income per share)
                            (Unaudited)

                                           Three Months Ended
                                              September 30,
                                             1994       1993

Revenues:
     System and software                $  40,946  $  46,208
     Service and support                   41,807     38,742
          Total revenues                   82,753     84,950

Cost of revenues:
     System and software                    8,944     12,161
     Service and support                   17,307     16,411
          Total cost of revenues           26,251     28,572
          Gross margin                     56,502     56,378

Expenses:
     Research and development (R&D)        18,181     19,203
     Marketing, general and administration 31,368     35,287
     Charge for in-process R&D              8,265         --
     Restructuring adjustment              (5,600)        --
          Total expenses                   52,214     54,490
          Operating income                  4,288      1,888

Other income, net                           1,205        502
           Income before income taxes       5,493      2,390

Provision for income taxes                    900        900
          Net income                     $  4,593   $  1,490
          Net income per common and
            common equivalent share $ .09 $ .03 Weighted average number of common and common
     equivalent shares outstanding         49,430     47,507


See accompanying notes to unaudited consolidated financial statements.


                  Mentor Graphics Corporation
              Consolidated Statements of Operations
         (In thousands, except net income (loss) per share)
                          (Unaudited)

                                            Nine Months Ended
                                               September 30,
                                             1994        1993

Revenues:
     System and software              $   133,270 $  146,477
     Service and support                  115,464    109,528

          Total revenues                  248,734    256,005

Cost of revenues:
     System and software                   28,060     39,618
     Service and support                   50,552     51,424

          Total cost of revenues           78,612     91,042

          Gross margin                    170,12     164,963

Expenses:
     Research and development (R&D)       53,756      58,284
     Marketing, general and
       administration                    100,811     107,475
     Charge for in-process R&D             8,265          --
     Restructuring adjustment             (5,600)         --

          Total expenses                 157,232     165,759

          Operating income (loss)         12,890        (796)

Other income (expense), net                2,094         (22)
          Income (loss) before
            income taxes                  14,984        (818)

Provision for income taxes                 2,800       1,700
          Net income (loss)            $  12,184   $  (2,518)
          Net income (loss) per common and
            common equivalent share    $     .25   $    (.05)
Weighted average number of common and common
     equivalent shares outstanding        49,524      46,126


See accompanying notes to unaudited consolidated financial statements.



                   Mentor Graphics Corporation
                   Consolidated Balance Sheets
                          (In thousands)

                                 As Of                As Of
                            September 30, 1994  December 31, 1993
                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents      $  116,211          $  95,958
     Short-term investments              4,296             13,610
     Trade accounts receivable, net     74,642             72,655
     Other receivables                   3,686              4,167
     Inventory                             631              2,299
     Prepaid expenses and
       other (note 4)                   10,894              9,399

          Total current assets         210,360            198,088

Property, plant and equipment, net      97,817            104,912
Cash and investments, long-term         30,000             30,000
Other assets (notes 2 and 5)            29,684             20,584
          Total                     $  367,861         $  353,584

Liabilities & Stockholders' Equity
Current liabilities:
     Short-term borrowings          $    2,526         $    6,364
     Accounts payable                    8,415             10,637
     Income taxes payable               12,356              9,974
     Accrued and other liabilities      49,225             57,139
     Deferred revenue                   17,844             17,638

          Total current liabilities     90,366            101,752

Long-term debt                          54,046             54,321
Other long-term deferrals                1,764              1,800
          Total liabilities            146,176            157,873

Stockholders' equity:
     Common stock                      251,578            243,951
     Accumulated deficit               (42,695)           (55,779)
     Foreign currency
       translation adjustment           12,802              7,539

     Total stockholders' equity        221,685            195,711
          Total                     $  367,861         $  353,584



See accompanying notes to unaudited consolidated financial statements.

                   Mentor Graphics Corporation
               Consolidated Statements of Cash Flows
                          (In thousands)
                           (Unaudited)

                                              Nine Months Ended
                                                September 30,
                                            1994           1993

Operating Cash Flows:
Net income (loss)                     $   12,184     $   (2,518)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization of
       property, plant & equipment        18,651         21,224
     Deferred taxes                          (54)         1,005
     Amortization of other assets          5,390          5,964
     Charge for in process R&D             8,265             --
     Restructuring adjustment             (5,600)            --

Changes in operating assets and liabilities:
     Trade accounts receivable             2,847           (169)
     Inventory                               284          6,167
     Prepaid expenses and other assets    (1,819)         6,032
     Accounts payable                     (4,978)        (4,333)
     Accrued liabilities                  (5,910)        (7,278)
Other liabilities and deferrals            2,398         (6,305)

Net cash provided by operating activities 31,658         19,789

Investing Cash Flows:
     Maturities of short-term investments  9,314         13,170
     Purchases of property and equipment  (8,328)       (19,691)
     Capitalization of software
       development costs                  (4,064)        (3,292)
     Purchase of business (note 2)        (9,345)            --
     Purchases of technology              (1,770)            --

Net cash used by investing activities    (14,193)        (9,813)

Financing Cash Flows:
     Proceeds from issuance
       of common stock                     7,627          5,850
     Decrease in short-term borrowings    (4,826)        (2,029)
     Proceeds (repayment) of
       long-term debt                     (2,982)         1,836
     Dividends paid to stockholders           --         (8,291)

Net cash used by financing activities       (181)        (2,634)


Effect of exchange rate changes on
  cash and cash equivalents                2,969          1,550

Net change in cash and cash equivalents   20,253          8,892
Cash and cash equivalents at
  beginning of period                     95,958         72,012
Cash and cash equivalents at
  end of period                       $  116,211     $   80,904

See accompanying notes to unaudited consolidated financial statements.


                     MENTOR GRAPHICS CORPORATION
             Notes to Consolidated Financial Statements
                             (Unaudited)

(1) General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information an footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1993 to conform with the 1994 presentation.


(2) Acquisitions- On September 30, 1994, the Company completed the acquisition of Anacad Electrical Engineering Software GmbH (Anacad). Anacad is primarily engaged in developing, marketing and supporting analog and mixed signal simulation and optimization software for the integrated circuit and printed circuit board markets of the electronic design automation (EDA) industry. Anacad's product offerings are complementary to the Company's current broad line of EDA
tools and systems.   The total purchase price of $12,000 was
financed with cash of $9,345 and the issuance of a short-term obligation classified under accrued liabilities totalling $2,655. The majority of the short-term obligation was paid in October 1994.

        The acquisition has been accounted for as a purchase, and therefore, the consolidated balance sheet of Anacad has been included in the accompanying consolidated balance sheets as of September 30, 1994. The cost of the acquisition has been allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $8,265, goodwill of $2,897 and other intangible technology of $4,735. The charge for in-process R&D is a result of allocating a portion of the cost to Anacad's in-process product development that has not reached technological feasibility. The goodwill costs will be amortized over a three year period to R&D expense primarily to recognize the value of the development work-force acquired.
The technology costs will be amortized over a three year period to system and software cost of revenues. Future financial results subsequent to the acquisition date will be included in the consolidated statements of operations and cashflows. The separate operational results of Anacad are not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.


(3)     Restructuring-   Implementation of the Company's
restructuring plan approved by management in December, 1993, continued during the third quarter of 1994. Costs accrued for execution of the restructuring plan included direct costs associated with severance and relocation of employees, facilities closures, and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.


     During the third quarter of 1994, several elements of the restructuring plan were completed by the Company's divisional and regional units. Costs incurred to complete these actions were lower than originally estimated, due primarily to over estimates of costs of certain actions implemented internationally and cost saving modifications to original planned actions. In addition, greater-than-anticipated voluntary employee attrition during the first nine months of 1994 has resulted in reduced estimates of the costs for actions still in progress. As a result, the Company recorded a $5,600 credit during the third quarter of 1994 reflecting these lower costs.


(4) Change in Accounting Principle, Accounting for Certain Investments in Debt and Equity Securities- In
May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires reporting of investments as either held to maturity, trading or available for sale. The Company owns common stock and common stock warrants of an independent public company with an original carrying cost of $0 and a market value of $900 as of September 30, 1994. Under Statement No. 115, the securities have been classified as held for sale, which requires the difference between original carrying cost and market value to be recognized. This difference is included on the consolidated balance sheet in prepaid and other assets and as a reduction of the same amount in accumulated deficit. No other investments owned by the Company are expected to be materially impacted by provisions of this Statement as the underlying carrying values approximate market.


(5) Capitalization of Software Development Costs - During the first nine months of 1994 and 1993, $4,064 and $3,292 of new product development costs were capitalized and included in other assets on the consolidated balance sheets, respectively. Amortization of capitalized software development costs amounted to $5,027 and $5,368 for the nine months ended September 30, 1994 and 1993, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(6)     Supplemental Disclosures of Cash Flow Information -
The following provides additional information concerning cash flow activities:

                                            Nine Months Ended
                                              September 30,
                                           1994           1993

Interest paid                          $  1,686       $  3,316
Income taxes paid, net of refunds      $  2,054       $  1,531


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

(All numerical references are in thousands, except percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended September 30, 1994, totaled $40,946, a decrease of $5,262 or 11% from the third quarter of 1993. For the first nine months of 1994, system and software revenues declined $13,207 or 9% from the same period a year ago. Third quarter system and software gross margins increased to 78% in 1994 compared to 74% in the same period of 1993. For the first nine months of 1994, system and software gross margins improved to 79%, up from 73% in the same period of 1993.

During the first nine months of 1994 system and software revenues were flat for the European region compared to the same period last year while North America and Japan experienced 12% and 6% reductions for the same periods, respectively. Revenues for the past three years have been negatively impacted by a poor Japanese economy. From December 31, 1993 to September 30, 1994, the U.S. dollar weakened approximately 6% on a revenue-based weighted average against the Japanese yen, resulting in higher U.S. dollar revenue from Japanese yen based sales. Exclusive of currency exchange rate changes, our Japanese business continues to reflect weakness. While difficult to predict, the Company's revenues may continue to be negatively impacted by general weakness in Japan for the next several quarters. For North America, the reduction is attributable to a planned reduction in hardware revenue. Also, the North American sales force executed a reorganization during the first quarter of 1994 which resulted in reduced productivity in the region. The goal of the reorganization was to streamline operations by reducing two layers of management and better align the sales team with their respective territories.

Overall growth in the EDA industry has been slowing down over the last several years due to the maturation of the industry. To achieve additional revenue growth, EDA vendors must increase market share by either developing or acquiring new technologies that provide additional competitive solutions. The purchase of Anacad in the third quarter is a result of the Company's strategy to evaluate "make or buy" alternatives to achieve revenue growth. Anacad's mixed signal simulation and optimization product offerings are complementary to the Company's current product lines and will contribute to revenue growth in 1995. This growth may be offset as some of the Company's current maturing product offerings reach the late stages of their product life cycles during the coming year.

Historically the Company experiences improved order activity in the second and fourth quarters while the first and third quarters are slower. The Company's fourth quarter order levels should result in higher system and software revenue levels than the third quarter of 1994. System and software revenue levels are dependent on order activity, as such increased revenue performance for the next quarter is not guaranteed.

While the software component of system and software revenue was comparable for the first nine months of 1994 and 1993, the level of hardware sales continues to decline. The Company continues to sell some hardware to meet customer requests when gross margins are above a minimum level. In the first nine months of 1994, the hardware component of system and software revenue declined to 9% from 17% for the same period last year. This mix shift resulted in improved gross margins as software gross margins are much higher than hardware gross margins. The Company expects the decline of hardware revenue to continue at a much slower rate and eventually level off during 1995.

Gross margins are significantly impacted by levels of amortization of purchased technology and amortization of software development costs. Amortization of previously capitalized software development costs to system and software cost of revenues was $1,540 and $5,027 for the third quarter and first nine months of 1994, respectively, compared to $1,920 and $5,368 for the same periods a year ago. Amortization of purchased technology will increase in the fourth quarter and beyond due to the acquisition of Anacad and other technologies during the third quarter of 1994. The additional quarterly purchased technology amortization to system and software cost of revenues for the next three years is expected to be approximately $500. This increase will be partially offset by reduced amortization of software development costs as several capitalized projects became fully amortized in the third quarter of 1994.

Service  and Support

Service and support revenues for the third quarter of 1994 were $41,807, an increase of 8% from the comparable quarter of 1993. For the first nine months of 1994, service and support revenues totaled $115,464, an increase of 5% from the same period of 1993.

The increase in service and support revenues is attributable to growth in the Company's installed customer base, continued success of the Company's software support programs and growth in professional and other services. These positive factors were offset by a reduction in hardware support revenues as many customers contracted directly with primary providers of hardware service. The reduction in hardware support revenue reflects the Company's planned shift towards a software-only business model.

Professional and other service revenue improved 13% in the first nine months of 1994 compared to the same period of 1993. The change is attributable to increased non-recurring engineering services performed during the first nine months of 1994 compared to the same period a year ago. Consulting and training services were slightly down for the first nine months of 1994, compared to the same period of 1993. The expected trend for professional services is an increase in revenue levels over time as the business develops.

Service and support gross margins were 59% and 58% for the quarters ended September 30, 1994 and 1993, respectively, and 56% and 53% for the first nine months of 1994 and 1993, respectively. The increase in service and support gross margins is primarily attributable to the mix shift in revenues towards higher gross margin software support and away from lower gross margin hardware support. In the first nine months of 1994, the hardware component of service and support revenue declined to 1% from 5% in the same period last year.




OPERATING EXPENSES

Gross research and development (R&D) expenses were $19,172 and $57,820 for the third quarter and first nine months of 1994, respectively compared to $20,101 and $61,576 for the same periods of 1993, respectively. During the third quarter and first nine months of 1994, the Company capitalized R&D costs of $991 and $4,064, respectively compared to $898 and $3,292 for the same periods of 1993, respectively. Net R&D costs were $18,181 for the quarter ended September 30, 1994, compared to $19,203 for the same period of 1993. For the first nine months of 1994 and 1993, net R&D costs were $53,756 and $58,284, respectively.

Lower gross R&D expenses are attributable to a lower headcount plan that was achieved through attrition and some layoffs. Expenses also declined due to lower depreciation expense as some capital equipment was retired or became fully depreciated during the year. The Company closed an Integrated Circuit Division R&D site during the first quarter of 1994, consolidating activities with other pre-existing locations. Other divisional reductions also contributed to the lower expense level. See restructuring costs discussion below. The acquisition of Anacad will increase overall operating expenses by approximately $2,200 a quarter beginning in the fourth quarter of 1994. The increase should primarily impact R&D expenses.

During the third quarter and the first nine months of 1994, marketing, general and administration (MG&A) expenses were $31,368 and $100,811, respectively, compared to $35,287 and $107,475 for the same periods of 1993, respectively. The reduction of MG&A expenses is attributable primarily to lower headcount and lower depreciation expense. Expense reductions for MG&A will be somewhat offset by the impact of the Anacad acquisition discussed above. Fourth quarter operating expenses also should increase due to fewer vacations, more commissions and travel associated with increased year-end selling activities.


CHARGE FOR IN-PROCESS R&D

 On September 30, 1994, the Company completed the acquisition of Anacad Anacad is primarily engaged in developing, marketing and supporting analog and mixed signal simulation and optimization software for the integrated circuit and printed circuit board markets of the electronic design automation (EDA) industry. The acquisition has been accounted for as a purchase, and therefore, the consolidated balance sheet of Anacad has been included in the accompanying consolidated balance sheets as of September 30, 1994. The cost of the acquisition has been allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $8,265, goodwill of $2,897 and other intangible technology of $4,735. The charge for in-process R&D is a result of allocating a portion of the cost to Anacad's in-process product development that has not reached technological feasibility.



RESTRUCTURING COSTS

Implementation of the Company's restructuring plan approved by management in December, 1993, continued during the third quarter of 1994. Costs accrued for execution of the restructuring plan included direct costs associated with severance and relocation of employees, facilities closures, and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

During the third quarter of 1994, several elements of the restructuring plan were completed by the Company's divisional and regional units. Costs incurred to complete these actions were lower than originally estimated, due primarily to over estimates of costs of certain actions implemented internationally and cost saving modifications to original planned actions. In addition, greater-than-anticipated voluntary employee attrition during the first nine months of 1994 has resulted in reduced estimates of the costs for actions still in progress. As a result, the Company recorded a $5,600 credit during the third quarter of 1994 reflecting these lower costs.

Management continues to estimate that implementation of the restructuring plan should reduce expenses by approximately $10,000 in 1994. These savings may be partially offset by increased expenditures in other areas. When all elements of the restructuring plan have been fully implemented, the Company expects future expenses will be reduced even further. Approximately $11,200 of the 1993 restructuring charge is expected to result in cash outflows during 1994. For the first three quarters, restructure-related cash outflows were approximately $7,600. For the fourth quarter of 1994, disbursements are anticipated to be near $3,600. Approximately $8,900, primarily related to facilities closures and employee relocation, is expected to be disbursed after 1994. The expenditures estimated for 1995 are for actions originally accrued in December 1993 which have taken more time to implement than originally estimated.


OTHER INCOME (EXPENSE)

During the third quarter and the first nine months of 1994, other income was $1,205 and $2,094, compared to other income of $502 and other expense of $22 for the same periods of 1993, respectively. Interest income from investments was $1,369 and $3,452 for the third quarter and first nine months of 1994, respectively, compared to $1,066 and $3,244 for the same periods of 1993.
During the third quarter and first nine months of 1994, interest expense amounted to $351 and $1,855, respectively, down from $920 and $3,520 for the comparable periods in 1993. The quarterly reduction in interest expense is attributable to an accounting correction from the prior quarter, while the year-to-date reduction is attributable to lower average debt outstanding during the comparable periods.


PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $900 for the quarter ended September 30, 1994, as compared to $900 for the same period in 1993. For the first nine months of 1994, the provision for income taxes was $2,800 compared to $1,700 for the same period a year ago. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1994.



EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a foreign currency transaction gain of $194 and $141 during the third quarter and first nine months of 1994, respectively, compared to a net loss of $72 and a net gain of $228 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment," as reported in the equity section of the consolidated balance sheet at September 30, 1994, increased to $12,802 from $7,539 at the end of 1993. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1993.

From December 31, 1993 to September 30, 1994, the U.S. dollar weakened approximately 12% against the Japanese yen. In addition, the U.S. dollar weakened approximately 9% against the European currencies during the first nine months of 1994. Generally, a weakening of the U.S. dollar makes the Company's products less expensive in foreign markets, which has a positive impact on the Company's revenues over time. In addition, a weakening U.S. dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and investments at September 30, 1994 were $150,507 compared to $139,568 at the end of 1993. Cash provided by operations was $31,658 for the first nine months of 1994 compared to $19,789 during the same period of 1993. Accrued liabilities decreased $5,910 in the first nine months of 1994 due primarily to restructure-related cash outflows. Accounts payable decreased $4,978 reflecting the Company's shift towards a software-only business model, resulting in significantly lower pass-through computer hardware payment activity. Cash and short-term investments for the nine months ended September 30, 1994 were positively impacted by proceeds from the issuance of common stock of $7,627 as a result of increased employee option exercises due to an improved average stock price during the first quarter, offset by investment in property, plant and equipment of $8,328 and the cash component of the purchase of Anacad of $9,345.


INVENTORY

Inventory levels at September 30, 1994 totaled $631, down $1,668
since December 31, 1993.   The reduction in inventory reflects the
Company's shift towards a software-only business model resulting in the reclassification of demonstration equipment to property, plant and equipment. In 1994 it is anticipated that demonstration equipment will not be promoted for sale as it was in prior years. The remaining balance in inventory primarily consists of documentation and CD ROM media for software updates. Inventory is expected to be at approximately current levels for the balance of 1994. For any remaining hardware requests from customers, the Company will use a drop ship approach, shipping directly from the hardware vendor to the customer.


OTHER ASSETS

Other assets increased to $29,684 at September 30, 1994 from $20,584 at year-end 1993. The September 1994 acquisition of Anacad resulted in the addition of goodwill of $2,897 and other intangible technology of $4,735 in other assets. The goodwill costs will be amortized over a three year period to R&D expense. The technology costs will be amortized over a three year period to system and software cost of revenues. Net capitalized software development costs decreased by $963 as capitalization and amortization were $4,064 and $5,027, respectively, during the first nine months of 1994. Also, capitalized purchased technology increased by $1,770 in 1994.


CAPITAL RESOURCES

Total capital expenditures decreased to $8,328 through September 30, 1994, compared to $19,691 for the same period of 1993. The decrease in capital expenditures is a result of completing a planned transition of the Company's R&D equipment to a more complete UNIX-based operating system environment in 1993. Future capital expenditure plans include maintaining a state of the art development environment, maintaining updated sales demonstration equipment, and implementing a new business information system which should begin in the fourth quarter of this year.


                     PART II.   OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

          (a)     Exhibits:
                    27.   Financial Data Schedule

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 1994.



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


November 10, 1994




Securities and Exchange Commission
450 Fifth Street NW
Judiciary Plaza
Washington, DC  20549

Attention:     Division of Corporate Finance

Re:            Mentor Graphics Corporation
               File No. 0-13442


On behalf of Mentor Graphics Corporation (Company), I enclose for filing the Company's Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934 on Form 10-Q for the quarter ended September 30, 1994.

Please inform me of receipt of the enclosed material via the Company's MCI mail address, 313-4100.

Sincerely yours,

MENTOR GRAPHICS CORPORATION




Frank S. Delia
Frank S. Delia
Vice President and Chief Administrative Officer