Form 10-K
MENTOR GRAPHICS CORP
filed 1995-03-31
CIK 701811

Form 10-K

            			     SECURITIES AND EXCHANGE COMMISSION
					                    Washington, D.C. 20549

    	   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
		           SECURITIES EXCHANGE ACT OF 1934

           			  For the fiscal year ended December 31, 1994

             			      Commission file number 0 - 13442


	             		       MENTOR GRAPHICS CORPORATION
		        (Exact name of registrant as specified in its charter)

       		  Oregon                                93-0786033
  (State or other jurisdiction of                (IRS Employer
  incorportation or organization                Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding twelve months (or for such short Registrant was required to file such reports), and (2) has been subject to days.
Yes   X  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $716,668,378 on March 10, 1995, based upon the last price of the Common Stock on that date reported in NASDAQ National Market System. On March 10, 1995, there were 51,651,775 shares Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K X

          			     DOCUMENTS INCORPORATED BY REFERENCE

         	    Document                              Part of Form 10-K into
                                     											    which incorporated

Portions of 1994 Annual Report to Shareholders      Parts I, II and IV

Portions of the 1995 Proxy Statement                Part III


                       							   PART I

Item 1.  Business


                       							  General

Mentor Graphics Corporation (Mentor Graphics or Company), an Oregon corporation organized in 1981, is headquartered in Wilsonville, Oregon. The Company's common stock is traded in the NASDAQ National Market System under the symbol MENT.


                					    Products and Services

The Company designs, manufactures, markets and supports electronic design automation (EDA) software for the integrated circuit (IC) and systems design markets. The Company provides a broad range of EDA tools developed either by the Company or together with third parties to support the entire electronic design process. The Company's software products enable engineers and designers to design, analyze, place and route, and test custom (ASICs), printed circuit boards, multichip modules and other electronic systems and subsystems. The Company's Falcon Framework software provides a common foundation for the Company's EDA software products. Falcon Framework software also allows for the integration of third party software tools developed by other commercial EDA vendors and by customers for their own internal use. The Company's products help customers reduce development time while producing innovative hardware products of high quality. In addition to software products, Mentor Graphics'Professional Services
Division offers consulting, support and training services to enhance customers' success in the design and manufacture of hardware products.


                      							  Platforms

The Company's software runs on UNIX workstations in a broad range of price and performance levels, including workstations manufactured by Hewlett-Packard Company, Sun Microsystems, Inc., Digital Equipment Corporation, NEC Corporation and International Business Machine
Corporation (IBM). The above major computer manufacturers have a substantial installed base of workstations, and make frequent introductions of new products with significant price/performance improvements.

The Company has written virtually all of its software in the high level languages C++, C, Pascal, or Fortran to facilitate its portability to other platforms in the future, should availability of the Company's software on such platforms prove desirable.


              					      Marketing and Sales

The Company's marketing strategy emphasizes customer support, professional consulting services, a strong direct sales force and large corporate account penetration in the semiconductor, aerospace, computer, telecommunications, automotive and consumer electronics industries. Customers use the Company's products in the design of such diverse products as supercomputers, automotive electronics, missile guidance systems, signal processors, personal computers, gallium arsenide circuits, microprocessors and telecommunication switching systems.

Mentor Graphics sells and licenses its products primarily through its direct sales force in the United States, through the direct sales forces of its wholly-owned subsidiaries in Asia and Europe and through distributors. During the years ending December 31, 1994 and 1993, sales outside of North America accounted for 45 and 46 percent, respectively, of total sales. Additional information relating to foreign and domestic operations is contained in Note 14 of Notes to Consolidated Financial Statements on pages 37-38 of the 1994 Annual Report to Shareholders and is incorporated by this reference. Fluctuating exchange rates and other factors beyond the Company's control, such as tariff and trade policies, domestic and foreign tax and economic policies and the relative stability of international economic and monetary conditions should continue to affect the level and profitability of sales outside the United States.

The Company's OpenDoor program coordinates and supports the integration of third party EDA products, both commercial and internally developed by customers, into the Falcon Framework environment. Under this program, the Company enables OpenDoor participant companies to develop interfaces from their products to the Company's products. OpenDoor participants can select from a range of integration technologies to achieve an optimal degree of integration for their products. There are now approximately 130 OpenDoor participants.

No material portion of the Company's business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations in receipt of orders, which are typically stronger in the second and fourth quarters of the year. As is typical of many other companies in the the electronics industry, the Company generally ships its products to customers within 10 to 90 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

The Company sells and licenses its products and some third-party products pursuant to purchase orders and master purchase and license agreements. The Company has corporate agreements providing the general terms and conditions of sales and discounts to certain of its customers.
Company schedules deliveries only after receipt of purchase orders under these agreements.


                  					  Manufacturing Operations

The Company's manufacturing operations primarily consist of reproduction of the Company's software and documentation. In North America, manufacturing occurs at the Company's facility in Wilsonville, Oregon. Software and documentation distribution centers in The Netherlands
Japan and Singapore serve their respective regions. The Company uses a manufacturing resource planning system which integrates purchasing, inventory control and accounting in all regions.


                 					     Product Development

The EDA market is competitive and characterized by rapid technological change, which requires continuous high expenditures for the enhancement of existing products and the development of new products. The Company is committed to the creation of new products and intends to continue to enhance its existing products. During the years ended December
1992, the Company expensed approximately $72,484,000, $77,598,000 and $73,947,000 respectively, and capitalized approximately $5,156,000, $3,609,000 and $6,120,000, respectively, related to product development. Substantially all of these costs were related to the development of the Company's proprietary application software.


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

An important component of the total solution provided to customers is professional services offered through the Company's Professional Services Division which provides consulting and training to help the Company's customers improve their design processes and make the most efficient use of their EDA software tools. Professional Services consultants specialize in providing software and services for design data management and electronic parts data creation, co-design of ASICs, ICs, printed circuit boards and multichip modules and EDA network and design environment management and software integration.


                        				Competition

The EDA industry is competitive and has been characterized by rapid technological advances in application software, operating systems and hardware. The Company's principal competitors are Cadence Design Systems Inc., Synopsys Inc., Viewlogic Systems, Inc., COMPASS Design Automation, Inc., Zuken Incorporated and Intergraph Corporation. The Company believes that other companies may be developing EDA systems.

Some of the Company's competitors and potential competitors may have greater financial and marketing resources than Mentor Graphics. However, the Company believes the main competitive factors in the EDA industry are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company's size of the installed base, level of customer support and value added services. The Company believes that it generally competes favorably in these areas. The Company can give no assurance, however, that it will have the financial resources, marketing, distribution and service capability depth of key personnel or technological knowledge to compete successfully in the EDA market.


                           				  Employees

The Company and its subsidiaries employed approximately 2,050 persons full time as of December 31, 1994 compared with approximately 2,100 persons at the end of 1993. The Company's success will depend in part on its ability to attract and retain employees who are in great demand. The Company continues to enjoy good employee relations. No Company employees are represented by a collective bargaining unit.


                   			      Patents and Licenses

The Company owns United States and Canadian patents covering the technology underlying several of its software products. The Company has also filed other patent applications on technology it has developed and intends to file additional patent applications in the future. While the Company believes the pending applications relate to patentable devices, the assurance that any patent will be issued or that any patent can be successfully defended. The Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support.

The Company regards its application software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. The Company typically incorporates restrictions on usage and transferability into its agreements with customers and other third parties.


Item 2.  Properties

The Company's Wilsonville, Oregon facilities are located in six owned buildings of approximately 420,000 total square feet located on about 90 acres. All corporate functions, as well as a majority of research and development and domestic activities, operate from this site.

The Company leases additional space in San Jose, California, and in various locations throughout the United States and in foreign countries, primarily for sales and customer service operations. The Company believes that it will be able to renew or replace its existing leases as they that its current facilities will be adequate through at least 1995.


Item 3.  Legal Proceedings

There are no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1994.



Executive Officers of Registrant

The following are the executive officers of the Company:


     Name            Position                        Age      Has Served As
                                              		   					       An Officer
							                                                     of Company Since

Walden C.Rhines      President, Chief Executive
		                   Officer and Director            48             1993

R.Douglas Norby      Senior Vice President and
             		      Chief Financial Officer         59             1993

Frank S.Delia        Vice President, Chief
	 	                  Administrative Officer,
 		                  General Counsel and Secretary   48             1983

Patricia J.O'Connor  Vice President, Human
		                   Resources                       39             1990

James J.Luttenbacher Corporate Controller and
		                   Chief Accounting Officer        39             1993

Bob van Leyen        Treasurer                       51             1994


The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related

All of the officers named have been employed by Mentor Graphics for the last five years except:

     1)  Dr. Rhines, who was employed from 1972 to 1993 by Texas
	 Instruments, Incorporated in a variety of technical and management positions and was most recently Executive Vice President of Texas Instruments Semiconductor Group;

     2) Mr. Norby, who was employed from 1992 to 1993 by Pharmetrix Corporation as President and Chief Executive Officer and from 1985 to 1992 by Lucasfilm, Ltd. where he last held the position of President and Chief Operating Officer;

     3) Mr. Luttenbacher, who was employed from 1981-1992 by Hewlett-Packard Company in a variety of accounting positions, the most recent of which was Manager of the North American Financial Services Group; and

     4) Mr. van Leyen, who has been employed by the Company since 1986 and, before becoming Treasurer, was based in Paris, France with finance and operations responsibilities for the Company's European subsidiaries.


                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company paid a quarterly dividend of $0.06 per share during the first three quarters of 1993. The Company ceased payment of the dividend in the fourth quarter of 1993 and does not intend to pay dividends in the foreseeable future. Additional information required by this item under "Quarterly Financial Information" on page 39 and under the shareholder information included on page 41 of the Company's 1994 Annual Report to Shareholders.


Item 6.  Selected Financial Data

The information required by this item is included under "Selected
Consolidated Financial Data" on page 16 of the Company's 1994 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17-24 of the Company's 1994 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data

The financial statements are included in the Company's 1994 Annual Report to Shareholders on pages 25-40 and are indexed here under Item 14(a)(1). The supplementary data required by this item is included under "Quarterly Financial Information" on page 39 of the Company's 1994
Annual Report to Shareholders. See also the financial statement schedule appearing here as indexed under Item 14(a)(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 1995 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 6 under the caption "Executive Officers of the Registrant." No information response to Item 405 of Regulation S-K.


Item 11.  Executive Compensation

The information required by this item is included under "Compensation of Directors," "Information Regarding Executive Officer Compensation" in the Company's 1995 Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 1995 Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is included under "Certain Transactions" in the Company's 1995 Proxy Statement and is incorporated herein by reference.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The documents listed are included on pages indicated in the Company's 1994 Annual Report to Shareholders:

								Page
      (1)     Financial Statements

Consolidated Statements of Operations                            25
Consolidated Balance Sheets                                      26
Consolidated Statements of Cash Flows                            27
Consolidated Statements of Stockholders' Equity                  28
Notes to Consolidated Financial Statements                       29-38
Independent Auditors' Report                                     40

      (2)     Financial Statement Schedules

The documents and schedule listed below are filed as part of this report on the pages indicated:

  Schedule                                                      Page

  II        Valuation and Qualifying Accounts                    11

   Independent Auditors' Report on Financial Statement Schedule  12

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the consolidated financial statements or notes.

      (3)     Exhibits

	  3. A. 1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 4A to the Company's Registration Statement on Form S-3 (Registration No. 33-23024).

	      B. Bylaws of the Company.  Incorporated by reference to
	      Exhibit 4B to the Company's Registration Statement on Form S-3
	     (Registration No. 33-56759).

	10   *A.   1982 Stock Option Plan.

	     *B. Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (1989 10-K).

	     *C    1986 Stock Plan.  Incorporated by reference to
		   Exhibit 10.D to the Company's 1989 10-K.

	     *D.   1987 Non-Employee Directors' Stock Option Plan.

	     *E. Stock Option Agreement under the 1986 Stock Plan dated October 15, 1993 between the Company and Walden C. Rhines. Incorporated by reference to Exhibit 10.E to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

	     *F. Employment Agreement dated July 7, 1993, as amended July 5, 1994, between the Company and R. Douglas Norby.

	     *G. Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors. Incorporated by reference to Exhibit B to the Company's 1987 Proxy Statement.

	      H. Lease dated November 20, 1991, for 999 Ridder Park
		 Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company's Form SE dated March 25, 1992.

	      I. Amended and Restated Loan Agreement between Mentor Graphics
		 Corporation and First Interstate Bank of Oregon, N.A. dated December 31, 1992 as amended. Incorporated by reference to Exhibit 10.J to the Company's Form SE dated March 25,1993.

	13. Portions of the 1994 Annual Report to Shareholders that are incorporated herein by reference.

	21.   List of Subsidiaries of the Company.

	23.   Consent of Accountants.

	* Management contract or compensatory plan or arrangement


    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

				 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1995.

                             				  MENTOR GRAPHICS CORPORATION

                             				  By  _________________________
				                                   Walden C. Rhines
				                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 30, 1995 in the capacities indicated.

	     Signature                           Title

(1)   Principal Executive Officer         President, Chief Executive Officer
    		Walden C. Rhines                    and Director

(2)   Principal Financial Officer:        Senior Vice President and Chief
    	 R. Douglas Norby                    Financial Officer

(3)   Principal Accounting Of             Corporate Controller and
      James J. Luttenbacher               Chief Accounting Officer

(4)   Directors:

                     															      Chairman of the Board
        		Jon A. Shirley

                            														Director
	         	Marsha B. Congdon

									                           						Director
         		James R. Fiebiger

                           															Director
	          David R. Hathaway

                           															Director
          	Fontaine K. Richardson

                           															Director
	          David N. Strohm


                                                         								SCHEDULE II

           		MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

           		     VALUATION AND QUALIFYING ACCOUNTS
			                         (In Thousands)

                                 					     Additions
                                 								  Charged to
		                            		Beginning  Cost &                     Ending
	Description                    Balance    Expenses     Deductions    Balance
Year ended December 31, 1992:
	Allowance for deferred tax
 assets                         $     0    $     0      $     0       $     0
	Allowance for doubtful
 accounts                       $ 3,736    $ 1,282      $   642 (1)   $ 4,376
	Allowance for obsolete
 inventory                      $15,639    $ 2,665      $ 5,868 (2)   $12,436
	Accrued restructure costs      $10,233    $14,500      $12,463 (3)   $12,270
Year ended December 31, 1993:
	Allowance for deferred tax
 assets                         $     0    $58,495(4)   $     0       $58,495
	Allowance for doubtful
 accounts                       $ 4,376    $   508      $   956 (1)   $ 3,928
	Allowance for obsolete
 inventory                      $12,436    $ 1,924      $ 6,346 (2)   $ 8,014
	Accrued restructure costs      $12,270    $26,200      $10,096 (3)   $28,374
Year ended December 31, 1994:
	Allowance for deferred tax
 assets                         $58,495    $     0      $12,282 (4)   $46,213
	Allowance for doubtful
 accounts                       $ 3,928    $   478      $ 1,559 (1)   $ 2,847
	Allowance for obsolete
 inventory                      $ 8,014    $     0      $ 7,155 (2)   $   859
	Accrued restructure costs      $28,374    $ 4,000      $20,477 (3)   $11,897



(1)     Deductions primarily represent accounts written off during the period.

(2) Deductions represent inventory scrapped during each period and reclassification of demonstration equipment from inventory to property plan and equipment in 1994.

(3) Deductions primarily represent payments made to carry out restructure plans and reversals of accrued restructure charges due to changes in estimates of $10,045, $1,400 and $1,600 for the years ended December 31, 1994, 1993 and 1992, respectively.

(4) Addition represents adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on January 1, 1993 and increases to the valuation allowance during the year. As such, the Company established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. statements No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The deduction in 1994 primarily represents the realization of net operating loss carryforwards for the year.



Independent Auditors' Report


The Board of Directors and Stockholders
Mentor Graphics Corporation:

Under date of January 31, 1995, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1994, which are included in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 4 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994 and SFAS No. 109, "Accounting for Income Taxes", in 1993.



                                   																			KPMG PEAT MARWICK LLP


January 31, 1995