Form 10-Q
period 1995-05-12
MENTOR GRAPHICS CORP
filed 1995-05-12
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549







Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1995.            Commission File No. 0-13442




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

Number of shares of common stock, no par value,
outstanding as of April 30, 1995:  52,163,574


              MENTOR GRAPHICS CORPORATION

                   Index to Form 10Q




PART I    FINANCIAL INFORMATION                       Page Number

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the three    3
     months ended March 31, 1995 and 1994

    Consolidated Balance Sheets as of March 31, 1995       4
     and December 31, 1994

    Consolidated Statements of Cash Flows for the          5
     three months ended March 31, 1995 and 1994

    Notes to Consolidated Financial Statements             6


  Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition    7-12



PART II    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K               13


SIGNATURES                                                13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
Mentor Graphics Corporation

Consolidated Statements of Operations
(In thousands, except net income per share)
(Unaudited)
                                     Three Months Ended

                                         March 31,
                                      1995         1994

Revenues:
  System and software             $ 42,054      $ 49,663
  Service and support               42,657        35,636
      Total revenues                84,711        85,299


Cost of revenues:
  System and software                8,124         9,782
  Service and support               18,295        16,283
      Total cost of revenues        26,419        26,065

      Gross margin                  58,292        59,234


Expenses:
  Research and development          16,890        18,791
  Marketing, general and
   administration                   34,173        35,454
      Total expenses                51,063        54,245
      Operating income               7,229         4,989


Other income, net                    1,160           563
      Income before income taxes     8,389         5,552


Provision for income taxes           1,700           940
      Net income                  $  6,689      $  4,612

      Net income per common and
        common equivalent share   $    .13      $    .09
Weighted average number of common
 and common equivalent shares
   outstanding                      52,944        51,984




See accompanying notes to unaudited consolidated financial statements.
                      Mentor Graphics Corporation
                     Consolidated Balance Sheets
                          (In thousands)
                            (Unaudited)

                                     As of             As of
                                March 31, 1995     December 31, 1994

ASSETS
Current assets:
  Cash and cash equivalents       $ 136,626      $ 130,676
  Short-term investments             22,554          7,180
  Trade accounts receivable, net     73,473         82,285
  Other receivables                   4,688          4,853
  Prepaid expenses and other         11,722         13,012
     Total current assets           249,063        238,006
Property, plant and equipment, net   96,616         97,701
Cash and investments, long-term      30,000         30,000
Other assets                         28,479         28,090
     Total                        $ 404,158      $ 393,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings           $   7,096      $   8,450
  Accounts payable                    9,419         11,570
  Income taxes payable               10,499         12,793
  Accrued and other liabilities      44,779         48,765
  Deferred revenue                   23,066         17,649
     Total current liabilities       94,859         99,227
Long-term debt                       53,448         53,625
Other long-term deferrals             1,288          1,877
     Total liabilities              149,595        154,729
Stockholders' equity:
  Common stock                      258,051        254,271
  Accumulated deficit               (22,250)       (27,877)
  Foreign currency translation
    adjustment                       18,762         12,674
     Total stockholders' equity     254,563        239,068
     Total                        $ 404,158      $ 393,797



See accompanying notes to unaudited consolidated financial statements.
                          Mentor Graphics Corporation
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                           Three Months Ended
                                                March 31,
                                           1995         1994

Operating Cash Flows:
Net income                              $  6,689      $  4,612
Adjustments to reconcile net income to
net cash provided (used) by operating
 activities:
  Depreciation and amortization of
    property, plant & equipment            5,798         6,380
  Deferred taxes                             (25)          (40)
  Amortization of other assets             1,996         2,170
Changes in operating assets and
  liabilities:
  Trade accounts receivable               10,940        (3,614)
  Prepaid expenses and other assets        1,268        (5,760)
  Accounts payable                        (2,387)       (3,101)
  Accrued liabilities                     (5,039)       (2,649)
   Other liabilities and deferrals         1,745           140
Net cash provided (used) by operating
   activities                             20,985        (1,862)
Investing Cash Flows:
  Purchases of short-term investments    (14,968)       (1,935)
  Purchases of property and equipment     (3,830)       (3,125)
  Capitalization of software
    development costs                     (1,964)         (873)
Net cash used by investing activities    (20,762)       (5,933)
Financing Cash Flows:
  Proceeds from issuance of common stock   3,780         4,452
  Increase (decrease) in short-term
    borrowings                            (1,529)        2,731
  Repayment of long-term debt               (177)         (844)
  Adjustment for pooling of interests          0           899
Net cash provided by financing activities  2,074         7,238

Effect of exchange rate changes on cash
  and cash equivalents                     3,653         1,511
Net change in cash and cash equivalents    5,950           954
Cash and cash equivalents at beginning
  of period                              130,676        95,958
Cash and cash equivalents at end of
  period                               $ 136,626     $  96,912

See accompanying notes to unaudited consolidated financial statements.

                             MENTOR GRAPHICS CORPORATION
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

(1) General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented.
     Certain reclassifications have been made in the accompanying financial statements for 1994 to conform with the 1995 presentation.


(2)  Capitalization of Software Development Costs -
     During the first three months of 1995 and 1994, $1,964 and $873 of new product development costs were capitalized and included in other assets on the consolidated balance sheets, respectively.
     Amortization of previously capitalized software development costs amounted to $1,136 and $2,010 for the three months ended March 31, 1995 and 1994, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(3)  Supplemental Disclosures of Cash Flow Information
     - The following provides additional information concerning cash flow activities:

                                          Three Months Ended
                                               March 31,
                                           1995          1994

     Interest paid                       $   592       $   582
     Income taxes paid, net of refunds   $ 3,423       $   728

Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended
March 31, 1995, totaled $42,054 compared to $49,663
for the same period of 1994.   As a percentage of
system and software revenues, gross margins were 81%
for the quarter ended March 31, 1995, compared to 80% for the first quarter of 1994.

Revenues during the first quarter of 1995 declined by 15% compared to the same period last year. Software product revenue accounted for 75% of the decline while hardware product revenue made up the balance of the change. System and software revenues were lower in the first quarter of 1995 due to a one-time contract which yielded approximately $11,000 in the first quarter of 1994. Historically the Company experiences improved revenues in the second and fourth quarter while the first and third quarters are slower. Japan has usually posted stronger first and third quarter revenues that has somewhat offset otherwise seasonally slow quarters. Second quarter order and revenue levels are expected to improve over seasonally slow first quarter levels. System and software revenue levels are dependent on order activity; as such improved performance for the next quarter is not guaranteed.

System and software gross margin levels are dependent on such factors as third party software content for which royalties are paid, lower margin hardware revenue levels, and amortization of previously capitalized software development costs and purchased technology costs. Third party software royalty costs have been increasing for the last several quarters.
This increase in cost of system and software revenues was offset by lower hardware revenue and associated cost of revenue and lower overall amortization levels for the comparable periods. Third party royalty costs are expected to be at or above current expense levels for at least the next several quarters. Future trends of third party revenue content are difficult to predict since they are dependent on several variables including new third party agreements, potential acquisitions of third parties where existing agreements are in place, and varying levels of customer demand for third party product offerings.

The overall mix of hardware versus software continues to move toward software. The Company experienced some hardware sales to meet customer requests when gross margins were above a minimum level. In the first quarter of 1995, the hardware component of system and software revenue declined to 7% from 10% for the same quarter last year. The Company expects the decline of hardware revenue to continue at a much slower rate as the year progresses.

Amortization of previously capitalized software development costs to system and software cost of revenues was $1,136 and $2,010 for the first quarter of 1995 and 1994, respectively. In 1994, amortization reflected a higher level of capitalized costs accumulated during development of Version 8 software products. The amortization level declined in the first quarter of 1995 as several capitalized projects became fully amortized during the prior year.
Purchased technology amortization to system and software cost of goods sold was $554 and $0 for the quarters ended March 31, 1995 and 1994, respectively.
The increase in purchased technology amortization is due to various technology acquisitions in 1994, including the purchase of Anacad Electrical
Engineering Software GmbH (Anacad) on September 30,
1994. Exclusive of additional acquisitions, amortization of capitalized software development and purchased technology costs are expected to be approximately flat for the next several quarters.


Service  and Support

Service and support revenues for the first quarter of 1995 were $42,657, an increase of 20% from the comparable quarter of 1994. Growth in software support revenue is attributable to growth in the Company's installed customer base, and continued success of the Company's software support programs.
The Company continues to experience lower decline rates for its software support program due partially to the improved quality of the current software product offerings. Also, in the first quarter of the prior year, service and support revenue was impacted by delayed annual software support contract renewals.
Approximately half of the Company's software support contracts expire at the end of each calendar year. In the first quarter of 1994, software support revenue was negatively impacted by delayed software support contract signings. In the first quarter of 1995, the Company made a focused effort to minimize this trend by allocating additional resources to software support contract administration. This effort resulted in fewer software support contract renewal delays, allowing the Company to recognize additional revenue for services rendered during the quarter.

Professional and other service revenues increased approximately 18% the first quarter of 1995 compared to the same period of 1994. A first quarter 1994 reorganization of the professional service team worldwide negatively affected the growth in professional service revenues. Other service revenues were also reduced as a result of a change in accounting policy under which non-recurring engineering funding, which totaled approximately $900 in the first quarter of 1995, is now being applied as an offset to R&D. In prior years this funding was included as a component of service and support revenue. Prior year's consolidated statements of operations were not restated due to immateriality of the change on total revenues and operating expenses.
Overall professional service revenues are expected to continue to grow. In particular, integrated circuit custom design services are experiencing increased demand.

Service and support gross margins were 57% and 54% for the quarters ended March 31, 1995 and 1994, respectively. The increase in service and support gross margins is attributable to the increased software support revenue volume. Consistent with consulting and training business models, gross margins generated by the Company's professional service activities have been and are expected to continue to be lower than software support. Service and support gross margins are expected to be lower as growth in the professional service business is expected to be higher than growth in software support.


OPERATING EXPENSES

Gross research and development (R&D) expenses were $18,854 for the first quarter of 1995 compared to $19,664 for the same period of 1994. Net R&D costs were $16,890 for the quarter ended March 31, 1995, compared to $18,791 for the same period of 1994. The
Company capitalized R&D costs of $1,964 and $873 during the first quarters of 1995 and 1994, respectively. Capitalization levels during the second quarter of 1995 are expected to decrease as development of the Company's next update release is not expected to reach technological feasibility until later in the quarter.

Lower gross R&D expenses are attributable to lower head count due to attrition and some planned reductions in force. The Company closed an Integrated
Circuit Division R&D site during the first quarter of 1994, consolidating activities with other pre-existing locations. Gross R&D costs were also reduced as a result of a change in accounting policy under which R&D costs associated with non-recurring engineering contracts were offset by the contract funding in 1995 totaling approximately $900. Offsetting these expense reductions was the acquisition of Anacad, resulting in R&D expenses of $846 in the first quarter of 1995, compared to $0 in the same period of 1994. R&D expenses are expected to increase as new business opportunities are funded as the year progresses.

Marketing, general and administration expenses (MG&A)
totaled $34,173 and $35,454 for the first quarters of
1995 and 1994, respectively.  The reduction of MG&A
expenses is principally attributable to lower head
count.  In 1994, North America, Europe and Japan
streamlined their organizations to improve the ratio
of selling and administrative expense compared to
regional revenue levels.  This process was executed
throughout 1994 resulting in lower expense levels as
the year progressed.  In addition, corporate
administrative costs have been reduced to better align
spending levels with industry business model
standards.   Offsetting these expense reductions was
the acquisition of Anacad, resulting in MG&A expenses of $1,297 in the first quarter of 1995, compared to $0 in the same period of 1994. Operating expenses should increase in the second quarter of 1995 due to weakening of the U.S. dollar against foreign currencies. In addition, spending levels may also increase due to annual salary increases in North
America at the beginning of the second quarter and funding of some attrition replacement.

RESTRUCTURING COSTS

Implementation of the Company's restructuring plan approved by management in December 1993, and modified in 1994 proceeded as anticipated during the first quarter of 1995. There have been no material changes in the elements of the December 31, 1994 restructure accrual of $11,897. Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance and relocation of employees, facilities closures and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

Approximately $11,000 of the restructuring accrual should result in cash outflows during 1995. For the first quarter, restructure-related cash outflows were approximately $1,400. For the second quarter of 1995, disbursements are anticipated to be near $1,200, with the balance of $8,200 scheduled for the second half of the year. Approximately $1,200, primarily related to facilities closures, is expected to be disbursed beyond 1995.

OTHER INCOME (EXPENSE)

Other income totaled $1,160 for the first quarter of 1995 compared to other income of $563 for the same period of 1994. Interest income from investments was $1,670 for the first quarter of 1995, compared to $1,093 for the first quarter of 1994. The increase in interest income is primarily attributable to higher average cash, cash equivalent and short term investments outstanding during the comparable quarters. During the first quarter of 1995, interest expense amounted to $640, up slightly from $635 for the comparable period in 1994.

PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $1,700 for the quarter ended March 31, 1995, as compared to $940 for the same period in 1994. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1995.



EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net gain from foreign currency transactions of $96 during the first quarter of 1995 compared to a net loss of $91 during the first quarter of 1994. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income.
The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at March 31, 1995, increased to $18,762 from $12,674 at the end of 1994. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1994.

During the period from December 31, 1994 to March 31,
1995, the U.S. dollar weakened approximately 13% against the Japanese yen and 8% against the European currencies. Generally, a weakening of the U.S. dollar makes the Company's products less expensive in foreign markets, which has a positive impact on the Company's revenues over time. In addition, a weakening U.S.
dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and investments at March 31, 1995 were
$159,180 compared to $137,856 at the end of 1994.
Cash provided by operations was $20,985 for the first
three months of 1995 compared to cash used by
operations of $1,862 during the same period of 1994.
Cash provided by operations was positively impacted by
early quarter shipments which resulted in lowering trade
receivables by $8,812.   Cash and short-term
investments at March 31, 1995 were positively impacted by proceeds from the issuance of common stock of $3,780, offset by decreased short-term borrowings of $1,529 and investment in property, plant and equipment of $3,830.


TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $73,473 at March 31, 1995 from $82,285 at year-end 1994. This decrease is attributable to a more evenly distributed shipment pattern during the first quarter of 1995 compared to the fourth quarter of 1994. As a result, a higher percent of shipments made during the quarter were converted into cash collections before the period ended. Revenue levels also contributed to the decline in trade accounts receivable as seasonally strong fourth quarter revenues were $96,784 compared to $84,711 in the first quarter of 1995.


OTHER ASSETS

Other assets increased to $28,479 at March 31, 1995 from $28,090 at year-end 1994. Net capitalized software development costs increased by $828 as capitalization and amortization were $1,964 and $1,136, respectively, during the first quarter of 1995.


CAPITAL RESOURCES

Total capital expenditures increased to $3,830 through March 31, 1995, compared to $3,125 for the same period of 1994. The increase in capital expenditures is a result of costs associated with a new global information system. These expenditures will continue as the year progresses. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:   None.

          (b)  No reports were filed on Form 8-K
               during the quarter for which this
               report is filed.




SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 1995.



                                   MENTOR GRAPHICS
CORPORATION
                                   (Registrant)

                                   R. Douglas Norby
                                   R. Douglas Norby
                                   Senior Vice
President, and
                                   Chief Financial
Officer


                                   James J.Luttenbacher
                                   James J.Luttenbacher
                                   Corporate Controller, and
                                   Chief Accounting Officer











VIA ELECTRONIC TRANSMISSION


May 12, 1995




Securities and Exchange Commission
450 Fifth Street NW
Judiciary Plaza
Washington, DC  20549

Attention:     Division of Corporate Finance

Re:       Mentor Graphics Corporation
          File No. 0-13442


On behalf of Mentor Graphics Corporation (Company), I enclose for filing the Company's Quarterly Report
Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 on Form 10-Q for the quarter ended March 31, 1995.

Please inform me of receipt of the enclosed material through the Company's MCI mail address, 313-4100.

Sincerely yours,

MENTOR GRAPHICS CORPORATION




Frank S. Delia
Frank S. Delia
Vice President and Chief Administrative Officer