Form 10-Q
period 1995-08-14
MENTOR GRAPHICS CORP
filed 1995-08-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549







Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1995.          Commission File No. 0-13442




MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)



Oregon                                         93-0786033
(State or other  jurisdiction of               (IRS Employer incorporation
or organization)                               Identification No.)


8005 S.W. Boeckman Road, Wilsonville, Oregon   97070-7777
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

Number of shares of common stock, no par value, outstanding as of
July 31, 1995:  54,326,189


                       MENTOR GRAPHICS CORPORATION

                            Index to Form 10Q




PART I    FINANCIAL INFORMATION                       Page Number

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the three    3
     months ended June 30, 1995 and 1994

    Consolidated Statements of Operations for the six      4
     months ended June 30, 1995 and 1994

    Consolidated Balance Sheets as of June 30, 1995        5
     and December 31, 1994

    Consolidated Statements of Cash Flows for the          6
     six months ended June, 1995 and 1994

    Notes to Consolidated Financial Statements           7-8


  Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition    9-14



PART II    OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
       Security Holders                                   15

  Item 6.  Exhibits and Reports on Form 8-K               16


SIGNATURES                                                16


                      PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Mentor Graphics Corporation
                   Consolidated Statements of Operations
                (In thousands, except net income per share)

                                 (Unaudited)


                                     Three Months Ended
                                          June 30,
                                      1995         1994

Revenues:
  System and software              $46,956       $44,589
  Service and support               46,812        36,717
      Total revenues                93,768        81,306


Cost of revenues:
  System and software                8,271         7,454
  Service and support               20,014        15,692
      Total cost of revenues        28,285        23,146

      Gross margin                  65,483        58,160


Expenses:
  Research and development          17,601        16,132
  Marketing, general
    and administration              37,638        36,562
  Restructuring adjustment          (2,040)           --
  Merger related charges               800            --
      Total expenses                53,999        52,694
      Operating income              11,484         5,466


Other income, net                    1,827           345
      Income before income taxes    13,311         5,811


Provision for income taxes           1,330           960
      Net income                    $11,981       $4,851

      Net income per common and
        common equivalent share     $   .22       $   .09
Weighted average number of

 common and common

 equivalent shares outstanding       55,486        52,044



See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporat
                   Consolidated Statements of Operations
                (In thousands, except net income per share)
                                (Unaudited)

                                      Six Months Ended
                                          June 30,
                                      1995         1994

Revenues:
  System and software              $89,892       $93,821
  Service and support               89,601        71,251
      Total revenues               179,493       165,072


Cost of revenues
  System and software               16,437        16,461
  Service and support               38,383        30,830
      Total cost of revenues        54,820        47,291

      Gross margin                 124,673       117,781


Expenses:
  Research and development          34,803        33,566
  Marketing, general
   and administration               72,638        73,760
  Restructuring adjustment          (2,040)           --
  Merger related charges               800            --
      Total expenses               106,201       107,326
      Operating income              18,472        10,455


Other income, net                    2,988           908
      Income before income taxes    21,460        11,363


Provision for income taxes           3,030         1,900
      Net income                   $18,430        $9,463

      Net income per common and
        common equivalent share    $   .34        $  .18
Weighted average number

 of common and common

 equivalent shares outstanding      54,972        52,014


See accompanying notes to unaudited consolidated financial statements.

                       Mentor Graphics Corporation
                       Consolidated Balance Sheets
                             (In thousands)


                                    As of            As of
                                June 30, 1995   December 31, 1994
                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents        $145,404       $130,676
  Short-term investments             29,290          7,180
  Trade accounts receivable, net     76,025         82,285
  Other receivables                   4,037          4,853
  Prepaid expenses and other         11,458         13,012
     Total current assets           266,214        238,006
Property, plant and equipment, net   96,693         97,701
Cash and investments, long-term      30,000         30,000
Other assets                         29,376         28,090
     Total                         $422,283       $393,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings            $  7,588       $  8,450
  Accounts payable                    7,539         11,570
  Income taxes payable               11,347         12,793
  Accrued and other liabilities      43,242         48,765
  Deferred revenue                   23,033         17,649
     Total current liabilities       92,749         99,227
Long-term debt                       53,449         53,625
Other long-term deferrals             1,410          1,877
     Total liabilities              147,608        154,729
Stockholders' equity:
  Common stock                      265,582        254,271
  Accumulated defici                (10,703)       (27,877)
  Foreign currency
    translation adjustment           19,796         12,674
     Total stockholders' equity     274,675        239,068
     Total                         $422,283       $393,797



See accompanying notes to unaudited consolidated financial statements.

                      Mentor Graphics Corporation
                 Consolidated Statements of Cash Flows
                             (In thousands)
                               (Unaudited)

                                            Six Months Ended
                                                June 30,
                                           1995         1994

Operating Cash Flows:
Net income                               $18,430       $ 9,463
Adjustments to reconcile net income to
net cash provided (used) by operating
  activities:
  Depreciation and amortization of
    property, plant & equipment           11,151        12,530
  Deferred taxes                             (41)          (21)
  Amortization of other assets             4,263         3,694
  Charge for in process R&D                  400            --
  Restructuring adjustment                (2,040)            --
Changes in operating assets and
 liabilities:
  Trade accounts receivable                8,718        (6,235)
  Prepaid expenses and other assets        2,201        (3,203)
  Accounts payable                        (4,273)       (3,360)
  Accrued liabilities                     (3,901)       (5,107)
  Other liabilities and deferrals          2,590           946
Net cash provided by operating
  activities                              37,498         8,707
Investing Cash Flows:
  Maturities (purchases) of short-term
    investments                          (21,543)        6,523
  Purchases of property and equipment     (9,260)       (6,537)
  Capitalization of software
    development costs                     (3,060)       (3,073)
  Purchase of businesses                  (2,930)           --
Net cash used by investing activities    (36,793)       (3,087)
Financing Cash Flows:
  Proceeds from issuance of common stock  11,310         6,062
  Increase (decrease) in short-term
    borrowings                            (1,066)          837
  Repayment of long-term debt               (176)          (11)
  Adjustment for pooling of interests       (331)          899
  Cash Distribution                           --          (463)
Net cash provided by financing activities  9,737         7,324

Effect of exchange rate changes on
 cash and cash equivalents                 4,286         2,623
Net change in cash and cash equivalents   14,728        15,567
Cash and cash equivalents at beginning
 of period                               130,676        95,958
Cash and cash equivalents at end
 of period                              $145,404      $111,525

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


(2) Acquisitions - On May 4, 1995, the Company completed the acquisition of Axiom Datorer Skandinavien AB (Axiom). Axiom is primarily engaged in developing, marketing and supporting software library tools used to model electronic components primarily for the printed circuit board and to a lesser extent the application specific integrated circuit markets of the electronic design automation (EDA) industry. Axiom's product offerings are complementary to the CompanyOs current broad line of EDA tools and systems. The total purchase price was $480 in addition to Axiom's net deficit of $413 for a total acquisition cost basis of $893. The transaction was accounted for as a purchase, and therefore, the Consolidated Balance Sheet of Axiom has been included in the accompanying Consolidated Balance sheets as of June 30, 1995. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $400, goodwill capitalization of $398 and technology capitalization of $95. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Axiom's in-process product development that had not reached technological feasibility.
     The goodwill costs will be amortized over a three year period to R&D expense primarily to recognize the value of the development work-force acquired. The technology costs will be amortized over a three year period to system and software cost of revenues. Financial results subsequent to the acquisition date have been included in the Consolidated Statements of Operations and Cash Flows. The separate operational results of Axiom were not material compared to the CompanyOs overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.
     On May 31, 1995, the Company issued 1,512 shares of its common stock for all outstanding common stock of Exemplar Logic, Inc. (Exemplar). Exemplar develops, markets and supports a family of software tools for high-level-design-automation for the application specific integrated circuit and field programmable gate array markets. Exemplar's product offerings are complementary to the Company's line of EDA tools and systems. The Company accounted for this transaction as a pooling of interests. The balance sheet of Exemplar is included in the accompanying Consolidated Balance Sheet as of June 30, 1995 and Exemplar's results of operations are included in the accompanying Consolidated Statement of Operations for all of 1995. The Company's prior year financial statements were not restated due to the relative materiality of Exemplar's separate financial statements for 1994 and prior. Merger expenses of $350 were for services rendered to facilitate completion of the merger agreement and severance costs.

(3)  Restructuring-   Implementation of the Company's restructuring
     plan approved by management in December 1993, and modified in 1994 continued during the second quarter of 1995. Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance and relocation of employees, facilities closures and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

     During the second quarter of 1995, several elements of the restructuring plan were adjusted due to updated information. Costs associated with an international reorganization have been modified due to additional cost information related to implementation activities associated with a new global information system. In addition, certain actions associated with a product discontinuance plan will not be taken as the technology will be used by the Company's consulting organization. As a result, the Company recorded a $2,040 credit during the second quarter of 1995 reflecting these lower costs.


(4) Capitalization of Software Development Costs - During the first six months of 1995 and 1994, $3,060 and $3,073 of new product development costs were capitalized and included in other assets on the Consolidated Balance Sheets, respectively. Amortization of previously capitalized software development costs amounted to $2,472 and $3,487 for the six months ended June 30, 1995 and 1994, respectively, and is included in system and software cost of revenues on the Consolidated Statements of Operations.


(5) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

                                            Six Months Ended
                                                June 30,
                                           1995          1994

     Interest paid                       $ 1,099       $ 1,053
     Income taxes paid, net of refunds   $ 3,822       $ 1,147


(6) Subsequent Event - Stock Repurchase Announcement - On August 4, 1995 the Board of Directors approved a plan to repurchase, from time to time over the next eighteen months on the open market, up to $50,000 in market value of the Company's common shares.

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended June 30, 1995, totaled $46,956, representing an increase of $2,367 or 5% from the second quarter of 1994. For the first six months of 1995, system and software revenues declined $3,929 or 4% from the same period a year ago. Second quarter system and software gross margins slightly decreased to 82% in 1995 compared to 83% in the same period of 1994. For the first six months of 1995 and 1994, system and software gross margins were 82%.

System and software revenues were lower in the first half of 1995 versus the same period of 1994 due to a one-time contract which yielded approximately $11,000 in the first quarter of 1994. This year-to-year decline was off-set by the acquisitions of Anacad Electrical Engineering Software GmbH (Anacad), Exemplar and Axiom which contributed approximately $3,600 of system and software revenues for the first six months of 1995 compared to zero for the same period a year ago. System and software product revenues are shifting from maturing product offerings to new product offerings. The extent to which sales of new products will off-set declining sales of older products will remain difficult to predict for some time.

System and software gross margin levels are dependent on such factors as third party software content for which royalties are paid, lower margin hardware revenue levels, and amortization of previously capitalized software development costs and purchased technology costs. Third party software royalty costs have been favorably impacted by acquisitions of third parties where existing agreements were in place. The Company continues to have other third party contracts that contribute varying levels of revenues and cost of revenues quarter to quarter. Future trends of third party revenue content are difficult to predict since they are dependent on such variables as new third party agreements, potential acquisitions of third parties where existing agreements are in place, and varying levels of customer demand for third party product offerings.

The overall mix of hardware versus software continues to move toward software. The Company experienced some hardware sales to meet customer requests when gross margins were above a minimum level. In the first half of 1995, the hardware component of system and software revenue declined to 8% from 9% for the period last year. The Company expects hardware revenue to decline at a moderate rate for the second half of 1995.

Amortization of previously capitalized software development costs to system and software cost of revenues was $1,336 and $2,472 for the second quarter and first six months of 1995, respectively, compared to $1,477 and $3,487 for the same periods a year ago. In 1994, amortization reflected a higher level of capitalized costs accumulated during development of Version 8 software products. The amortization level declined in the first half of 1995 as several capitalized projects became fully amortized during the prior year. Purchased technology amortization to system and software cost of goods sold was $1,109 and $106 for the six months ended June 30, 1995 and 1994, respectively. The increase in purchased technology amortization is due to various technology acquisitions in 1994, including the purchase of Anacad on September 30, 1994. Exclusive of additional acquisitions, amortization of capitalized software development and purchased technology costs are expected to be approximately flat for the next several quarters.


Service  and Support

Service and support revenues for the second quarter of 1995 were $46,812, representing an increase of 27% from the comparable quarter of 1994. For the first six months of 1995, service and support revenues totaled $89,601, representing an increase of 26% from the same period of 1994.

Growth in software support revenue is attributable to growth in the Company's installed customer base, and continued success of the Company's software support programs. The Company continues to experience higher renewal rates for its software support program due partially to the improved quality of the current software product offerings. Since growth in software support is dependent on continued success of the software product offerings and increases in the Company's installed customer base, future software support revenue levels are difficult to predict.

Professional and other service revenues for the second quarter of 1995 were $13,000, an increase of 71% from the comparable quarter of 1994. For the first six months of 1995, professional and other service revenues totaled $24,900, an increase of 51% from the same period of 1994. Overall professional service revenues are expected to continue to grow. In particular, integrated circuit technology center (ICTC) custom design services are experiencing increased demand. Over the past year, the Company has added resources to the ICTC business in response to the increased demand resulting in higher revenue levels as more design contracts are completed.

Service and support gross margins were 57% for each of the quarters ended June 30, 1995 and 1994, and 57% for each of the first six months of 1995 and 1994, respectively. Service and support gross margins were favorably impacted by higher software support revenue volume and unfavorably impacted by professional service margins. Consistent with consulting and training business models, gross margins generated by the Company's professional service activities have been and are expected to continue to be lower than software support. Service and support gross margins are expected to be lower as growth in the professional service business is expected to be higher than growth in software support.


OPERATING EXPENSES

The following summarizes research and development (R&D) costs:

                        Three Months Ended     Six Months Ended
                               June 30,            June 30,


                          1995      1994        1995      1994
  Gross R&D             $18,697   $18,332     $37,863   $36,639
  Capitalized R&D        (1,096)   (2,200)     (3,060)   (3,073)
     Net R&D            $17,601   $16,132     $34,803   $33,566


Higher gross R&D expenses are attributable to merger and acquisition activity off-set by lower base business head count. The acquisitions of Anacad, Exemplar and Axiom resulted in additional R&D expenses of $2,866 in the first half of 1995, compared to zero in the same period of 1994. The Company closed an Integrated Circuit Division R&D site during the first quarter of 1994, consolidating activities with other pre-existing locations resulting in lower expense levels for the first six months of 1995 compared to the same period of 1994. R&D expenses are expected to increase as new business opportunities are funded for the second half of 1995.

During the second quarter and the first six months of 1995, marketing, general and administration (MG&A) expenses were $37,638 and $72,638, respectively, compared to $36,562 and $73,760 for the same periods of 1994, respectively. The increase in MG&A expenses is principally attributable to merger and acquisition activity discussed above, off-set by lower base business head count. The acquisitions of Anacad, Exemplar and Axiom resulted in additional MG&A expenses of $4,200 in the first half of 1995, compared to zero
in the same period of 1994.   In 1994, the Company streamlined its
North American, European and Japanese organizations to improve the ratio of selling and administrative expense compared to regional revenue levels. This process was executed throughout 1994 resulting in lower expense levels as the year progressed. In addition, corporate administrative costs have been reduced to better align spending levels with industry business model standards. Spending levels should remain approximately flat with second quarter levels exclusive of normal seasonality and possible future acquisitions. Normal seasonality is expected to result in slightly lower MG&A costs in the third quarter and increased MG&A costs in the fourth quarter.

MERGER RELATED CHARGES

Merger related charges are the result of a write-off of in-process R&D of $400 associated with the Axiom transaction and $400 in expenses primarily associated with the acquisition of Exemplar for services rendered to facilitate completion of the merger agreement and severance costs. On May 4, 1995, the Company completed the acquisition of Axiom. The total purchase price of Axiom was $480 in addition to Axiom's net deficit of $413 for a total acquisition cost basis of $893. The acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a one-time charge for in-process R&D of $400, capitalization of goodwill of $398 and capitalization of technology of $95. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Axiom's in-process product
development that had not reached technological feasibility.   On May
31, 1995, the Company completed the merger with Exemplar. The transaction was accounted for as a pooling of interests. The CompanyOs prior year financial statements were not restated due to relative materiality of Exemplar's separate financial statements for 1994 and prior years.

RESTRUCTURING COSTS

Implementation of the Company's restructuring plan approved by management in December 1993, and modified in 1994 continued during the second quarter of 1995. Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance and relocation of employees, facilities closures and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

During the second quarter of 1995, several elements of the restructuring plan were adjusted due to updated information. Costs associated with an international reorganization have been modified due to additional cost information related to implementation activities associated with a new global information system. In addition, certain actions associated with a product discontinuance plan will not be taken as the technology will be used by the Company's consulting organization. As a result, the Company recorded a $2,040 credit during the second quarter of 1995 reflecting these lower costs.

Approximately $9,000 of the December 31, 1995 restructuring accrual of $11,897 should result in cash outflows during 1995. For the first half of 1995, restructure-related cash outflows were approximately $2,300. For the second half of 1995, disbursements are anticipated to be near $7,000. Approximately $1,000, primarily related to facilities closures, is expected to be disbursed after 1995.

OTHER INCOME (EXPENSE)

During the second quarter and the first six months of 1995, other income was $1,827 and $2,988, compared to other income of $331 and $889 for the same periods of 1994, respectively. Interest income from investments was $2,338 and $4,008 for the second quarter and first six months of 1995, respectively, compared to $990 and $2,082 for the same periods of 1994. The increase in interest income is primarily attributable to higher average cash, cash equivalents and short term investments outstanding during the comparable quarters. During the second quarter and first six months of 1995, interest expense amounted to $465 and $1,106, respectively, down from $869 and $1,504 for the comparable periods in 1993. The decrease in interest expense is due to lower average debt outstanding and lower average interest rates for the comparable periods.


PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $1,330 for the quarter ended June 30, 1995, as compared to $960 for the same period in 1994. For the first six months of 1995, the provision for income taxes was $3,030 compared to $1,900 for the same period a year ago.

Effective January 1, 1993 the Company adopted Statement No. 109, "Accounting for Income Taxes." At that time a valuation allowance for certain current deferred tax assets, and net operating loss and tax credit carryforwards was established. The valuation allowance as of December 31, 1994 was $46,213, of which $1,974 was related to deferred tax assets of the Company's Japanese subsidiary. The reserve was established when it was more likely than not that some portion of the deferred tax asset would not be realized. Based on current operating income levels before tax for the Company's
Japanese subsidiary, it has been determined that it is now more likely than not that Japan's deferred tax assets will be realized.
As such, the tax provision for the second quarter and the last six months of 1995 has been adjusted for the reversal of the valuation allowance for the Japanese deferred tax assets. This reversal, in addition to changes in operating income forecasts of certain tax jurisdictions, results in a lower effective tax rate than was posted in the first quarter of 1995. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1995.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net gain from foreign currency transactions of $57 and $153 during the second quarter and first six months of 1995, respectively, compared to a net gain of $38 and a net loss of $53 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the Consolidated Balance Sheet at June 30, 1995, increased to $19,796 from $12,674 at the end of 1994. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1994.

During the period from December 31, 1994 to June 30, 1995, the U.S. dollar weakened approximately 15% against the Japanese yen and 7% against the European currencies. Generally, a weakening of the U.S. dollar makes the Company's products less expensive in foreign markets, which has a positive impact on the Company's revenues over time. In addition, a weakening U.S. dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and investments at June 30, 1995 were $174,694 compared to $137,856 at the end of 1994. Cash provided by operations was $37,498 for the first six months of 1995 compared to $8,707 during the same period of 1994. Cash provided by operations was positively impacted by net income of $18,430 for the first six months of 1995 compared to $9,463 for the same period of 1994. In addition, strong collection efforts decreased trade receivables by $8,718 offset by decreased accounts payable of $4,273 due primarily to higher year end activity in an attempt to match costs with fiscal year budgets. Cash and short-term investments at June 30, 1995 were positively impacted by proceeds from the issuance of common stock of $11,310, offset by decreased short-term borrowings of $1,066, investment in property, plant and equipment of $9,260, and new business investments of $2,930.

TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $76,025 at June 30, 1995 from $82,285 at year-end 1994. This decrease was attributable to a more evenly distributed shipment pattern during the first six months of 1995 compared to the fourth quarter of 1994. As a result, a higher percent of shipments made during the second quarter of 1995 were converted into cash collections before the period ended.

OTHER ASSETS

Other assets increased to $29,376 at June 30, 1995 from $28,090 at year-end 1994. Net capitalized software development costs increased by $588 as capitalization and amortization were $3,060 and $2,472, respectively, during the first six months of 1995. This increase was also attributable to the purchase of Axiom for $493 and $1,700 spent on investment in other technology companies in which the Company owns a minority interest. This increase in other assets was offset by amortization of goodwill and purchased technology of $1,791.


CAPITAL RESOURCES

Total capital expenditures increased to $9,260 through June 30, 1995, compared to $6,537 for the same period of 1994. The increase in capital expenditures is primarily a result of costs associated with a new global information system. These expenditures will continue as the year progresses. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


PART II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of Shareholders of Company was held pursuant to notice at 5:00 p.m. Pacific time on May 4, 1995 at Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of 48,074,035 shares of the outstanding common stock, which represented approximately 93.07% of the outstanding shares. Voting information set forth below was provided by American Stock Transfer & Trust Company, the Company's Transfer Agent for its common stock, as Inspector of Election. The matters voted on at the meeting and the votes cast are as follows:

Issue One-Election of Nominees for Directors. The nominees for directors listed below and presented to the meeting were elected directors of the Company upon each receiving the affirmative vote of the holders of approximately 92.8% of those shares represented at the meeting, to serve until the next annual meeting of the shareholders and until their successors shall have been elected and qualified.

                                  FOR          WITHHOLD

Jon A. Shirley                   47,943,846    130,189
Marsha B. Congdon                47,940,071    133,964
James R. Fiebiger                47,941,913    132,122
Walden C. Rhines                 47,944,046    129,989
Fontaine K. Richardson           47,943,746    130,289


Issue Two-Amendment of the Company's 1989 Employee Stock Purchase Plan. The shareholders approved certain amendments to the Company's 1989 Employee Stock Purchase Plan by the affirmative vote of the holders of approximately 78.7% of those shares represented at the meeting.

            FOR        AGAINST        ABSTAIN    BROKER NONVOTES

         40,695,427   5,934,967      1,443,646             0

Issue Three-Ratification of KPMG Peat Marwick. The shareholders ratified the engagement of KPMG Peat Marwick as independent auditors of the Company by the affirmative vote of the holders of approximately 92.6% of those shares represented at the meeting.

            FOR        AGAINST        ABSTAIN    BROKER NONVOTES

         47,864,261    45,792         163,982              0


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:   None.

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 1995.



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