Form 10-Q
period 1995-09-30
MENTOR GRAPHICS CORP
filed 1995-11-13
CIK 701811

Page
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            Form 10-Q





Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the Quarter Ended September 30, 1995.        Commission File No. 0-13442




                    MENTOR GRAPHICS CORPORATION
         (Exact name of registrant as specified in its charter)



Oregon                                       93-0786033
(State or other  jurisdiction of             (IRS Employer
incorporation or organization)               Identification No.)

             8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777 (Address including zip code of principal executive offices)
      Registrant's telephone number, including area code: (503) 685-7000



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

Number of shares of common stock, no par value, outstanding as of
October 31, 1995:  55,454,205


                      MENTOR GRAPHICS CORPORATION

                           Index to Form 10Q




PART I    FINANCIAL INFORMATION                       Page Number

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the three    3
     months ended September 30, 1995 and 1994

    Consolidated Statements of Operations for the nine     4
     months ended September 30, 1995 and 1994

    Consolidated Balance Sheets as of September 30, 1995   5
     and December 31, 1994

    Consolidated Statements of Cash Flows for the          6
     nine months ended September 30, 1995 and 1994

    Notes to Consolidated Financial Statements           7-9


  Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition   10-16



PART II    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K               17


SIGNATURES                                                18



                      PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Mentor Graphics Corporation
                 Consolidated Statements of Operations
              (In thousands, except net income per share)
                              (Unaudited)

                                     Three Months Ended
                                       September 30,
                                      1995         1994

Revenues:
  System and software              $47,290       $41,674
  Service and support               48,038        39,693
      Total revenues                95,328        81,367


Cost of revenues:
  System and software                7,955         7,871
  Service and support               19,867        16,485
      Total cost of revenues        27,822        24,356

      Gross margin                  67,506        57,011


Expenses:
  Research and development          18,628        16,469
  Marketing, general and
    administration                  35,118        33,124
  Restructuring adjustment              --        (5,600)
  Merger related charges                --         8,265
      Total expenses                53,746        52,258
      Operating income              13,760         4,753


Other income, net                      874         1,214
      Income before income taxes    14,634         5,967


Provision for income taxes            1,760          900
      Net income                    $12,874       $5,067


      Net income per share          $   .23      $   .10

Shares used in per share
  calculations                       56,025       51,872



See accompanying notes to unaudited consolidated financial statements.

                         Mentor Graphics Corporation
                   Consolidated Statements of Operations
                (In thousands, except net income per share)
                                 (Unaudited)

                                     Nine Months Ended
                                       September 30,
                                      1995         1994

Revenues:
  System and software              $137,182      $135,495
  Service and support               137,639       110,944
      Total revenues                274,821       246,439


Cost of revenues
  System and software               24,392        24,332
  Service and support               58,250        47,315
      Total cost of revenues        82,642        71,647

      Gross margin                 192,179       174,792


Expenses:
  Research and development          53,431        50,035
  Marketing, general and
   administration                  107,755       106,884
  Restructuring adjustment          (2,040)       (5,600)
  Merger related charges               800         8,265
      Total expenses               159,946       159,584
      Operating income              32,233        15,208


Other income, net                    3,862         2,122
      Income before income taxes    36,095        17,330


Provision for income taxes           4,790         2,800
      Net income                   $31,305       $14,530


      Net income per share         $   .57       $   .28

Shares used in per share
  calculations                      55,323        51,966


See accompanying notes to unaudited consolidated financial statements.

                     Mentor Graphics Corporation
                     Consolidated Balance Sheets
                            (In thousands)


                                   As of               As of
                            September 30, 1995   December 31, 1994
                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents        $154,419       $130,676
  Short-term investments             31,425          7,180
  Trade accounts receivable, net     76,755         82,285
  Other receivables                   2,772          4,853
  Prepaid expenses and other         13,253         13,012
     Total current assets           278,624        238,006
Property, plant and equipment, net   94,442         97,701
Cash and investments, long-term      30,000         30,000
Other assets                         29,436         28,090
     Total                         $432,502       $393,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings              $8,815         $8,450
  Accounts payable                    7,979         11,570
  Income taxes payable               13,329         12,793
  Accrued and other liabilities      45,296         48,765
  Deferred revenue                   21,216         17,649
     Total current liabilities       96,635         99,227
Long-term debt                       52,589         53,625
Other long-term deferrals               839          1,877
     Total liabilities              150,063        154,729
Stockholders' equity:
  Common stock                      266,525        254,271
  Retained earnings
   (accumulated deficit)              2,346        (27,877)
  Foreign currency translation
   adjustment                        13,568         12,674
     Total stockholders' equity     282,439        239,068
     Total                         $432,502      $ 393,797



See accompanying notes to unaudited consolidated financial statements.

                        Mentor Graphics Corporation
                  Consolidated Statements of Cash Flows
                              (In thousands)
                               (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                           1995         1994

Operating Cash Flows:
Net income                               $31,305       $14,530
Adjustments to reconcile net income to
net cash provided by operating activities:

  Depreciation and amortization of
     property, plant & equipment         18,723         18,674
  Deferred taxes                         (2,172)           (54)
  Amortization of other assets            6,413          5,390
  Charge for in process R&D                 400          8,265
  Restructuring adjustment               (2,040)        (5,600)

Changes in operating assets and liabilities:
  Trade accounts receivable               5,838          2,061
  Prepaid expenses and other assets       2,226         (1,544)
  Accounts payable                       (3,622)        (4,978)
  Accrued liabilities                      (226)        (5,790)
  Other liabilities and deferrals         3,482          2,898
Net cash provided by operating
  activities                             60,327         33,852

Investing Cash Flows:
  Maturities (purchases) of short-term
   investments                          (24,170)         9,314
  Purchases of property and equipment   (14,957)        (8,425)
  Capitalization of software
   development costs                     (5,002)        (4,064)
  Purchase of businesses                 (3,820)        (9,345)
  Purchase of technology                     --         (1,770)
Net cash used by investing activities   (47,949)       (14,290)

Financing Cash Flows:
  Proceeds from issuance of common stock 14,504          7,627
  Repurchase of common stock             (2,250)            --
  Increase (decrease) in short-term
   borrowings                               339         (4,826)
  Repayment of long-term debt            (1,038)        (2,982)
  Adjustment for pooling of interests      (331)           899
  Cash Distribution                          --         (1,848)
Net cash provided (used) by financing
  activities                             11,224         (1,130)

Effect of exchange rate changes on
  cash and cash equivalents                 141          2,969
Net change in cash and cash equivalents  23,743         21,401
Cash and cash equivalents at beginning
  of period                             130,676         95,958
Cash and cash equivalents at end
  of period                          $  154,419     $  117,359

See accompanying notes to unaudited consolidated financial statements.

                      MENTOR GRAPHICS CORPORATION
                 Notes to Consolidated Financial Statements
 (All numerical references are in thousands, except for per share calculations)
                             (Unaudited)

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


(2) Acquisitions - On May 4, 1995, the Company completed the acquisition of Axiom Datorer Skandinavien AB (Axiom), headquartered in Stockholm, Sweden. Axiom is primarily engaged in developing, marketing and supporting software library tools used to model electronic components primarily for the printed circuit board and to a lesser extent the application specific integrated circuit markets of the electronic design automation (EDA) industry. Axiom's product offerings are complementary to the Company's current broad line of EDA tools and systems. The total purchase price was $480 in addition to Axiom's net deficit of $413 for a total acquisition cost basis of $893. The transaction was accounted for as a purchase, and therefore, the Consolidated Balance Sheet of Axiom has been included in the accompanying Consolidated Balance sheets as of June 30, 1995. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $400, goodwill capitalization of $398 and technology capitalization of $95. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Axiom's in-process product development that had not reached technological feasibility. The goodwill costs will be amortized over a three year period to R&D expense primarily to recognize the value of the development work-force acquired. The technology costs will be amortized over a three year period to system and software cost of revenues. Financial results subsequent to the acquisition date have been included in the Consolidated Statements of Operations and Cash Flows. The separate operational results of Axiom were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.
     On May 31, 1995, the Company issued 1,512 shares of its common stock for all outstanding common stock of Exemplar Logic, Inc. (Exemplar) headquartered in Alameda, California. Exemplar develops, markets and supports a family of software tools for high-level-design-automation for the application specific integrated circuit and field programmable gate array markets. Exemplar's product offerings are complementary to the CompanyOs line of EDA tools and systems. The Company accounted for this transaction as a pooling of interests. The balance sheet of Exemplar is included in the accompanying Consolidated Balance Sheet as of September 30, 1995 and Exemplar's results of operations are included in the accompanying Consolidated Statement of Operations for all of 1995. The Company's prior year financial statements were not restated due to the relative materiality of Exemplar's separate financial statements for 1994 and prior. Merger expenses of $350 were for services rendered to facilitate completion of the merger agreement and severance costs.

(3)  Restructuring-   Implementation of the Company's
     restructuring plan which was approved by management in December 1993, and modified in 1994, continued during 1995. Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance and relocation of employees, facilities closures and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

     During the second quarter of 1995, several elements of the restructuring plan were adjusted due to updated information. Costs associated with an international reorganization were modified due to additional cost information related to implementation activities associated with a new global information system. In addition, certain actions associated with a product discontinuance plan will not be taken as the technology will be used by the Company's consulting organization. As a result, the Company recorded a $2,040 credit during the second quarter of 1995 reflecting these lower costs.

(4) Capitalization of Software Development Costs - During the first nine months of 1995 and 1994, $5,002 and $4,064 of new product development costs were capitalized and included in other assets on the Consolidated Balance Sheets, respectively. Amortization of previously capitalized software development costs amounted to $3,653 and $5,027 for the nine months ended September 30, 1995 and 1994, respectively, and is included in system and software cost of revenues on the Consolidated Statements of Operations.


(5) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

                                          Nine Months Ended
                                            September 30,
                                           1995          1994

     Interest paid                       $ 1,671       $ 1,686
     Income taxes paid, net of refunds   $ 5,951       $ 2,054


(6) Stock Repurchase - In August, 1995 the Company's Board of Directors approved a plan to repurchase, from time to time over the next eighteen months on the open market, up to $50,000 in market value of the CompanyOs common shares. During the third quarter of 1995, the Company repurchased 110 shares on the open market with a market value of $2,250.

(7) Subsequent Events - On October 16, 1995, the Company issued 735 shares of its common stock for all outstanding common stock of Precedence Incorporated (Precedence), headquartered in Santa Clara, California. Precedence is primarily engaged in developing, marketing and supporting simulation backplane technology and co-simulation solutions for the electronic design automation industry. Precedence's product offerings are complementary to the Company's current broad line of EDA tools and systems. The Company accounted for this transaction as a pooling of interests. Since the acquisition was consummated subsequent to September 30, 1995, the results of Precedence are not included in the Consolidated Financial Statements. The Company's prior year financial statements will not be restated due to the relative materiality of Precedence's separate financial statements for 1994 and prior. In addition, the separate operating results of Precedence are not material compared to the Company's overall results of operations, and accordingly, pro-forma financial statements of the combined entities have been omitted.

     On October 9, 1995, the Company entered into a merger agreement with Microtec Research, Inc. (Microtec), headquartered in Santa Clara, California. Under terms of the Agreement, which is subject to approval by the shareholders of Microtec and certain other conditions, the Company will issue an estimated 6,500 shares of its common stock for all outstanding common stock of Microtec. The Company anticipates that the transaction will be completed prior to December 31, 1995. When consummated, the merger will be accounted for as a pooling of interests. Microtec is primarily engaged in developing and marketing products to optimize the development and operation of embedded systems across hardware/software boundaries. Microtec's integrated software product solutions enable embedded systems developers to increase productivity, thereby decreasing costs of product development and reducing time-to-market for new products. Microtec's product offerings are complementary to the Company's current broad line of EDA tools and systems. Since the acquisition has not been consummated, the results of Microtec are not included in the Company's Consolidated Financial Statements.

     The following is a summary of certain information concerning pro forma consolidated financial information for the Company and Microtec for the interim periods presented:

                        Three Months Ended    Nine Months Ended
                            September  3       September  30,

                          1995      1994        1995      1994
     Total Revenues     $106,737  $ 92,204   $309,681  $278,562

     Operating Income     14,428     6,090     35,320    18,995

     Net Income          $13,398   $ 6,050    $33,974   $17,155

     Net Income
      per share          $ 0 .21   $ 0 .10    $ 0 .56   $ 0 .30

     Shares used in per share
       calculations       62,494    57,599     61,091    57,620

     The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results or financial position.


Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended September 30, 1995, totaled $47,290, representing an increase of $5,616 or 13% from the third quarter of 1994. For the first nine months of 1995, system and software revenues increased $1,687 or 1% from the same period a year ago. Third quarter system and software gross margins increased slightly to 83% in 1995 compared to 81% in the same period of 1994. For the first nine months of 1995 and 1994, system and software gross margins were 82%.

System and software revenues experienced only modest growth in the first nine months of 1995 versus the same period of 1994 due to a one-time contract which yielded approximately $11,000 in the first quarter of 1994. The acquisitions of Anacad Electrical Engineering Software GmbH (Anacad), Exemplar and Axiom contributed approximately $5,400 of system and software revenues for the first nine months of 1995 compared to zero for the same period a year ago. In addition, a general weakening of the U.S. dollar of approximately 3% to 4%, resulted in higher reported system and software revenues due to translation of local currency activity to U.S. dollars for the first nine months of 1995 versus 1994.

System and software product revenues are shifting from maturing product offerings to new product offerings. The extent to which sales of new products will off-set declining sales of older
products will remain difficult to predict for some time.   In
addition, revenue levels for newly acquired entities are difficult to predict due to such variables as integration of engineering and sales personnel.

Increasingly the Company seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate the Company's strategic requirements including filling gaps in existing products and technologies, eliminating dependencies on third parties and creating avenues into new lines of business. During the fourth quarter of 1995 the Company announced the acquisition of Precedence Incorporated (Precedence) and entered into a merger agreement with Microtec Research, Inc. (Microtec) which is pending approval by the shareholders of Microtec and certain other conditions. Both transactions are expected to be accounted for as a pooling of interests. The impact of these acquisitions are not reflected in the accompanying financial statements since the transactions were not consummated during the third quarter of 1995.

System and software gross margin levels are dependent on such factors as third party software content for which royalties are paid, lower margin hardware revenue levels, and amortization of previously capitalized software development costs and purchased technology costs. Third party software royalty costs have been favorably impacted by acquisitions of third parties where existing agreements were in place. The Company continues to have other third party contracts that contribute varying levels of revenues and cost of revenues quarter to quarter. Similar to Anacad, Exemplar and MTI, the fourth quarter 1995 Precedence acquisition represents a business combination where a third party
agreement was in place.   Future trends of third party revenue
content are difficult to predict since they are dependent on such variables as new third party agreements, potential acquisitions of third parties where existing agreements are in place, and varying levels of customer demand for third party product offerings.

Amortization of previously capitalized software development costs to system and software cost of revenues was $1,181 and $3,653 for the third quarter and first nine months of 1995, respectively, compared to $1,540 and $5,027 for the same periods a year ago.
In 1994, amortization reflected a higher level of capitalized costs accumulated during development of Version 8 software products. The amortization level declined in the first nine months of 1995 as several capitalized projects became fully amortized during the prior year. Purchased technology amortization to system and software cost of goods sold was $1,671 and $214 for the nine months ended September 30, 1995 and 1994, respectively. The increase in purchased technology amortization is due primarily to various technology acquisitions in 1994, including the purchase of Anacad on September 30, 1994.
Exclusive of additional acquisitions, amortization of capitalized software development and purchased technology costs is expected to be approximately flat for the next several quarters.


Service  and Support

Service and support revenues for the third quarter of 1995 were $48,038, representing an increase of $8,345 or 21% from the comparable quarter of 1994. For the first nine months of 1995, service and support revenues totaled $137,639, representing an increase of 24% from the same period of 1994.

Growth in software support revenue is attributable to growth in the Company's installed customer base, acquisitions of Anacad and Exemplar, and favorable effects of currency fluctuations. The Company continues to experience increases of installed customer base due to improved and expanded software product offerings. In addition, a general weakening of the U.S. dollar resulted in higher reported software support revenues due to translation of local currency activity to U.S. dollars for the first nine months of 1995 versus 1994. Since growth in software support is dependent on continued success of the software product offerings, increases in the Company's installed customer base, and the impact of acquisitions, future software support revenue levels are difficult to predict.

Professional and other service revenues for the third quarter of 1995 were approximately $12,200, an increase of 51% from the comparable quarter of 1994. For the first nine months of 1995, professional and other service revenues totaled approximately $37,100, an increase of 51% from the same period of 1994.
Overall professional service revenues are expected to continue to grow. In particular, integrated circuit technology center (ICTC) custom design services are experiencing increased demand. Over the past year, the Company has added resources to the ICTC business in response to the increased demand resulting in higher revenue levels as more design contracts are completed.

Service and support gross margins were 59% and 58% for the quarters ended September 30, 1995 and 1994, respectively and 58% and 56% for the first nine months of 1995 and 1994, respectively. Service and support gross margins were favorably impacted by higher software support revenue volume and unfavorably impacted by professional service volume. Consistent with consulting and training business models, gross margins generated by the Company's professional service activities have been and are expected to continue to be lower than software support. Professional service gross margins improved for the quarter and year to date but remain substantially lower than software support. Future service and support gross margins are expected to be lower as growth in the professional service business is expected to be higher than growth in software support.


OPERATING EXPENSES

The following summarizes research and development (R&D) expenses:

                        Three Months Ended    Nine Months Ended
                            September 30,       September 30,

                          1995      1994        1995      1994
  Gross R&D              $20,570   $17,460    $58,433   $54,099
  Capitalized R&D         (1,942)     (991)    (5,002)   (4,064)
     Net R&D             $18,628   $16,469    $53,431   $50,035


Higher gross R&D expenses are attributable to merger and acquisition activity and accelerating depreciation of file-server equipment used by the Company's engineers, off-set by lower base business head count. The acquisitions of Anacad, Exemplar and Axiom resulted in additional R&D expenses of approximately $4,400 in the first nine months of 1995, compared to zero in the same period of 1994. The Company accelerated depreciation on the remaining book value of its Wilsonville file-server environment in the third quarter of 1995 which resulted in a one-time charge to R&D of $1,440. Through an evaluation of the file-server environment, the Company determined that changes in technology had rendered the existing equipment obsolete. R&D expenses are expected to increase as new business combinations are consummated in the fourth quarter of 1995.

During the third quarter and the first nine months of 1995, marketing, general and administration (MG&A) expenses were $35,118 and $107,755, respectively, compared to $33,124 and $106,884 for the same periods of 1994, respectively. The increase in MG&A expenses is principally attributable to merger and acquisition activity discussed above, off-set by lower base business head count. The acquisitions of Anacad, Exemplar and Axiom resulted in additional MG&A expenses of approximately $5,800 in the first nine months of 1995, compared to zero in the
same period of 1994.   In 1994, the Company streamlined its North
American, European and Japanese organizations to improve the ratio of selling and administrative expense compared to regional revenue levels. This process was executed throughout 1994 resulting in lower expense levels as the year progressed. In addition, corporate administrative costs have been reduced. MG&A expenses are expected to increase in the fourth quarter of 1995 as new business combinations are consummated and selling costs increase due to a seasonally strong quarter.

MERGER RELATED CHARGES

Merger related charges are the result of a write-off of in-process R&D of $400 associated with the Axiom transaction and $400 in expenses primarily associated with the acquisition of Exemplar for services rendered to facilitate completion of the merger agreement and severance costs. On May 4, 1995, the Company completed the acquisition of Axiom. The total purchase price of Axiom was $480 in addition to Axiom's net deficit of $413 for a total acquisition cost basis of $893. The acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a one-time charge for in-process R&D of $400, capitalization of goodwill of $398 and capitalization of technology of $95. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Axiom's in-process product development that
had not reached technological feasibility.   On May 31, 1995, the
Company completed the merger with Exemplar. The transaction was accounted for as a pooling of interests. The Company's prior year financial statements were not restated due to relative materiality of Exemplar's separate financial statements for 1994 and prior years. It is expected that merger related charges associated with the acquisitions of Precedence and Microtec should result in a fourth quarter charge which is currently being studied. The costs associated with this charge include elimination of duplicate facilities, severance costs related to the termination of certain employees, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.

RESTRUCTURING COSTS

Implementation of the Company's restructuring plan which was approved by management in December 1993, and modified in 1994, continued during 1995. Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance and relocation of employees, facilities closures and write-offs of excess equipment and intangible software technology assets related to discontinued product development activities.

During the second quarter of 1995, several elements of the restructuring plan were adjusted due to updated information. Costs associated with an international reorganization were modified due to additional cost information related to implementation activities associated with a new global information system. In addition, certain actions associated with a product discontinuance plan will not be taken as the technology will be used by the Company's consulting organization. As a result, the Company recorded a $2,040 credit during the second quarter of 1995 reflecting these lower costs.

Approximately $8,000 of the December 31, 1994 restructuring accrual of approximately $12,000 should result in cash outflows during 1995. For the first nine months of 1995, restructure-related cash outflows were approximately $3,400. For the fourth quarter of 1995, disbursements are anticipated to be near $4,600. Other dispositions include the second quarter adjustment of $2,040 and approximately $2,000 to be disbursed after 1995, primarily for facilities closures.


OTHER INCOME (EXPENSE)

During the third quarter and the first nine months of 1995, other income was $874 and $3,862, compared to other income of $1,214 and $2,122 for the same periods of 1994, respectively. Interest income from investments was $1,975 and $5,983 for the third quarter and first nine months of 1995, respectively, compared to $1,369 and $3,452 for the same periods of 1994. The increase in interest income is primarily attributable to higher average cash, cash equivalents and short term investments outstanding during the comparable quarters. During the third quarter and first nine months of 1995, interest expense amounted to $679 and $1,785, respectively, up from $351 and down from $1,855 for the
comparable periods in 1994.   In addition, the Company
experienced a net loss from foreign currency transactions of $335 and $181 during the third quarter and first nine months of 1995, respectively, compared to a net gain of $194 and $141 during the same periods a year ago.


PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $1,760 for the quarter ended September 30, 1995, as compared to $900 for the same period in 1994. For the first nine months of 1995, the provision for income taxes was $4,790 compared to $2,800 for the same period a year ago.

Effective January 1, 1993 the Company adopted Statement No. 109, "Accounting for Income Taxes." At that time a valuation allowance for certain current deferred tax assets, and net operating loss and tax credit carryforwards was established. The valuation allowance as of December 31, 1994 was $46,213, of which $1,974 was related to deferred tax assets of the Company's Japanese subsidiary. The reserve was established when it was more likely than not that some portion of the deferred tax asset would not be realized. Based on current operating income levels before tax for the Company's Japanese subsidiary, it has been determined that it is now more likely than not that the Japanese subsidiary's deferred tax assets will be realized. As such, the tax provision for the third quarter and the last nine months of 1995 has been adjusted for the reversal of the valuation allowance for the Japanese deferred tax assets. This reversal, in addition to changes in operating income forecasts for certain tax jurisdictions, results in a lower effective tax rate than was posted in the first quarter of 1995. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1995.



EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net loss from foreign currency transactions of $335 and $181 during the third quarter and first nine months of 1995, respectively, compared to a net gain of $194 and $141 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the Consolidated Balance Sheet at September 30, 1995, increased to $13,568 from $12,674 at the end of 1994. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year end 1994.

During the third quarter of 1995, the Company entered into a three year forward contract to stabilize the currency effects on a portion of the Company's net investment in its Japanese subsidiary. The contract to sell Yen 2.2 billion will guarantee the Company $25,400 at the contract's expiration. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of the stockholders' equity section of the Consolidated Balance Sheet. The result is a partial off-set of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contract should not impact current or future Consolidated Statements of Operations.

During the period from December 31, 1994 to September 30, 1995, the U.S. dollar weakened approximately 1% against the Japanese yen and 6% against the European currencies. Generally, a weakening of the U.S. dollar makes the Company's products less expensive in foreign markets, which has a positive impact on the Company's revenues over time. In addition, a weakening U.S. dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and investments at September 30, 1995 were $185,844 compared to $137,856 at the end of 1994. Cash provided by operations was $60,327 for the first nine months of 1995 compared to $33,852 during the same period of 1994. Cash provided by operations was positively impacted by net income of $31,305 for the first nine months of 1995 compared to $14,530 for the same period of 1994. In addition, strong collection efforts decreased trade receivables by $5,838 offset by decreased accounts payable of $3,622 due primarily to lower quarter-end purchasing activity versus higher year end activity due to the final quarter attempt to match costs with fiscal year budgets. Cash and short-term investments at September 30, 1995 were positively impacted by proceeds from the issuance of common stock of $14,504, offset by repurchase of common stock of $2,250, investment in property, plant and equipment of $14,957, and new business investments of $3,820.

TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $76,755 at September 30, 1995 from $82,285 at year end 1994. This decrease was attributable to a more evenly distributed shipment pattern during the first nine months of 1995 compared to the fourth quarter of 1994. As a result, a higher percent of shipments made during the third quarter of 1995 were converted into cash collections before the period ended.

OTHER ASSETS

Other assets increased to $29,436 at September 30, 1995 from $28,090 at year-end 1994. Net capitalized software development costs increased by $1,349 as capitalization and amortization were $5,002 and $3,653, respectively, during the first nine months of 1995. This increase was also attributable to the purchase of Axiom for $493 and $1,990 spent on investment in other technology companies in which the Company owns a minority interest. This increase in other assets was offset by amortization of goodwill and purchased technology of $2,760.


CAPITAL RESOURCES

Total capital expenditures increased to $14,957 through September 30, 1995, compared to $8,425 for the same period of 1994. The increase in capital expenditures is primarily a result of costs associated with a new global information system. These expenditures will continue as the year progresses. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


                     PART II.   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits No. 27   Financial Data Schedule


          (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1995.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1995.



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