Form 10-K/A
period 1994-12-31
MENTOR GRAPHICS CORP
filed 1996-03-14
CIK 701811

FORM 10-K/A
                              AMENDMENT NO. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes / X / No /   /

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $716,668,378 on March 10, 1995, based upon the last price of the Common Stock on the date reported on the NASDAQ National Market System. On March 10, 1995, there were 51,651,775 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / X /

                    DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10-K into
                Document                                 which incorporated
                --------                               ----------------------
Portions of 1994 Annual Report to Shareholders           Parts I, II and IV

Portions of the 1995 Proxy Statement                          Part III

                        MENTOR GRAPHICS CORPORATION

                            Index to Form 10-K/A
                              Amendment No. 1

PART II                                                             Page Number
-------                                                             -----------
     Item 7.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operation............1

     Item 8.      Financial Statements and Supplementary Data............10

     Signatures   .......................................................29

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(All numerical references are in thousands, except for percentages)

RESULTS OF OPERATIONS

Revenue and Gross Margins


                                                         1994          CHANGE          1993     CHANGE           1992
                                                         ----          ------          ----     ------           ----
System and software revenue.........................     $187,117        (2)%      $191,180       (10)%      $212,397
System and software gross margins...................     $150,360          8%      $138,879          7%      $130,404
  Percentage of revenue.............................        80.4%                     72.6%                     61.4%
Service and support revenue.........................     $161,177          8%      $148,595          7%      $138,369
Service and support gross margins...................      $91,114         13%       $80,704         20%       $67,394
  Percentage of revenue.............................        56.5%                     54.3%                     48.7%
Total revenue.......................................     $348,294          3%      $339,775        (3)%      $350,766
Total gross margins.................................     $241,474         10%      $219,583         11%      $197,798
  Percentage of revenue.............................        69.3%                     64.6%                     56.4%

         System and Software. System and software revenue is derived from software products owned by Mentor Graphics, software products owned by third parties for which royalties are paid by Mentor Graphics, and hardware products. System and software revenue declined 2% from 1993 to 1994 and 10% from 1992 to 1993. The primary factors contributing to the decline in system and software revenue include a significant reduction in hardware revenue and a generally poor world-wide economy in 1993. Offsetting these reductions, the software components of 1993 and 1994 system and software revenue increased due to improved product offerings, the completion of Version 8 and additional point tool products.

         The hardware component of system and software revenue declined to 8% in 1994 from 17% and 34% in 1993 and 1992, respectively. During the last three years Mentor Graphics has been executing a plan to exit the hardware business. While almost all of Mentor Graphics' customers now meet their hardware needs by working directly with hardware vendors, Mentor Graphics continues to meet the demands of some customers who prefer to purchase complete systems from one vendor. Hardware revenue will continue to decline, at a much slower rate, becoming an insignificant element of revenue in the future.

         Revenue for 1992, 1993, and to a much lesser extent 1994 were negatively impacted by a poor world-wide economy. In 1994 Mentor Graphics experienced improved activity in Europe while Japan continued to reflect weakness. During 1994 the software component of system and software revenue was up 24% for the European region compared to the same period last year while North American and Japan experienced modest 4% and 7% improvement for the same periods, respectively. From December 31, 1993 to December 31, 1994, the U.S. dollar weakened approximately 7% on a revenue-based weighted average against the Japanese yen, resulting in higher U.S. dollar revenue from Japanese yen based sales in 1994. Exclusive of currency exchange rate changes, the software component of system and software revenue was flat year to year in Japan. The North American sales force executed a reorganization during the first quarter of 1994 which resulted in a temporary reduction in productivity. The result of the reorganization was to streamline operations by reducing two layers of management and better aligning the sales team to meet customer demand. North America sales were also impacted by the absence of large multi-year contracts which made a significant contribution to revenue in 1993. 1994 systems and software revenue was characterized by smaller sales contracts to a much broader customer base.

         The software component of system and software revenue increased 8% from 1993 to 1994 and 14% from 1992 to 1993. The slower-than-anticipated conversion of customers to Mentor Graphics' Version 8 software, which previously had slowed sales of the new software tools, was substantially completed by the end of 1993. During the first quarter of 1993 Mentor Graphics shipped Version 8.2 of its software. This release included enhanced performance and reliability of the Version 8 software and was a key factor in Mentor Graphics' ability to increase the conversion of existing customers. Customers who transitioned or were in the process of transitioning from Version 7 to Version 8 increased from 30% in 1992 to approximately 80% in 1993. Customer conversion to Version 8 was no longer an issue in 1994.

         In 1994, Mentor Graphics merged with Anacad Electrical Engineering Software GmbH (Anacad) and Model Technology Incorporated (MTI). The Anacad transaction was accounted for as a purchase and was completed on September 30, 1994, while the MTI transaction was accounted for as a pooling of interests and was completed on November 30, 1994. The consolidated financial results of Anacad were included in Mentor Graphics' consolidated statements of operations for the fourth quarter of 1994 only. The financial results of MTI were included in Mentor Graphics' consolidated statements of operations for all of 1994, while Mentor Graphics' prior year financial statements were not restated due to the relative immateriality of MTI's separate financial statements for 1993 and 1992. The addition of Anacad and MTI revenue increased the software component of system and software revenue by approximately 3% in 1994.

         Overall growth in the EDA industry has been slower over the last several years. To achieve additional revenue growth, EDA vendors must increase market share by either developing or acquiring new technologies that provide additional competitive solutions. The mergers with Anacad and MTI were a result of Mentor Graphics' strategy to evaluate make-or-buy alternatives to achieve revenue growth. Anacad's mixed signal simulation and optimization product offerings and MTI's VHDL simulation product offerings are complementary to Mentor Graphics' current product lines and will contribute to revenue growth in 1995. This growth may be offset as some of Mentor Graphics' maturing products reach the late stages of their product life cycles.

         System and software gross margin improvement in 1994 and 1993 were primarily a result of increased software versus hardware sales each year. Software gross margins are much higher than hardware gross margins. The impact of hardware-software mix-shift on gross margins will be less significant in 1995 as hardware revenue will decline at a much slower rate.

         Amortization of previously capitalized software development costs to system and software cost of good sold was $6,220, $7,449, and $5,875 for 1994, 1993, and 1992, respectively.

         Amortization of purchased technology increased in the fourth quarter of 1994 due to the acquisition of Anacad and other technologies during the third quarter of 1994. Quarterly purchased technology amortization to system and software cost of revenues for the next three years, exclusive of additional acquisitions, is expected to increase by approximately $500. This increase will be partially offset by reduced amortization of software development costs as several capitalized projects became fully amortized in 1994. Technology acquisitions are expected to continue in 1995 and may increase purchased technology and related amortization, depending on the nature of the transaction.

         Services and Support. Service and support revenue consists of software support, which consists primarily of revenue from annual maintenance contracts, hardware support, and professional services, which includes consulting services, customer training and custom design services. Service and support revenue increased 8% from 1993 to 1994 and 7% from 1992 to 1993. Rapid growth in professional services combined with sustained growth in software support yielded this result. These positive factors were offset by a reduction in hardware support revenues as many customers contracted directly with primary providers of hardware service. The reduction in hardware support revenue reflects Mentor Graphics' planned shift to a software-only business model. Mentor Graphics also recognized as a one-time benefit from an individual service contract in the third quarter of 1993 increasing service and support revenue by $2,100.

         The software support component of service and support revenue increased 12% from 1993 to 1994 and 12% from 1993 to 1992. Significant Version 8 releases during 1993 and 1994 were the main factors contributing to the success of Mentor Graphics' software support program. These releases were a key to increasing both installed customer base and the percent of established customers signing up for the software support program. Growth in software support revenue is contingent on continued development and acquisition of competitive software products. The mergers with Anacad and MTI discussed above had minimal impact on 1994 service and support revenue. Anacad and MTI are expected to contribute to software maintenance and support revenue growth in 1995. This growth may be offset as some of Mentor Graphics' current products reach the late stages of their product life cycles.

         Mentor Graphics has focused resources in the past three years toward development of the professional service business to meet customer needs for comprehensive EDA solutions. The response to this service has been favorable since many customers want consulting and other services, in addition to software products, to optimize their design processes. Increased professional service revenue is expected in 1995 as Mentor Graphics continues to respond to customer demand.

         The increase in service and support gross margins is primarily attributable to the reduction of lower margin hardware support and higher volume to absorb the fixed cost of overhead. In addition, 1993 gross margins were favorably impacted by 100% margin associated with the individual service contract discussed above. Consistent with consulting and training business models, gross margins, generated by Mentor Graphics' professional service activities have been, and are expected to continue to be, lower than software support. Lower overall service and support gross margins are anticipated as growth in the professional service business is expected to be higher than growth in software maintenance and support.

Operating Expenses


                                                            1994      CHANGE          1993     CHANGE          1992
                                                         -------      ------      --------     ------      --------
Research and development...........................      $72,484        (7)%       $77,598         5%       $73,947
     Percentage of total revenues..................        20.8%                     22.8%                    21.1%
Marketing, general, and administration.............     $137,310        (6)%      $146,577       (3)%      $151,683
     Percentage of total revenues..................        39.4%                     43.1%                    43.2%
Restructure costs..................................     $(6,045)          --       $24,800        92%       $12,900
     Percentage of total revenues..................       (1.7)%                      7.3%                     3.7%

         Research and Development. Gross research and development (R&D) costs were $77,640, $81,207 and $80,067 for 1994, 1993 and 1992, respectively, representing a 4% decrease from 1993 to 1994 and a 1% increase from 1992 to 1993. In 1994, R&D expenditures decreased due to a lower headcount plan that was achieved through attrition and layoffs. Mentor Graphics closed an Integrated Circuit Division R&D site during the first quarter of 1994, consolidating activities with other pre-existing locations. Additional cost saving actions were taken in other R&D divisions of Mentor Graphics during the year.

         Offsetting these cost savings were the acquisitions of Anacad and MTI. Anacad and MTI increased R&D expense by approximately $1,100 each in 1994. In 1993, R&D expenditures remained flat while Mentor Graphics focused on performance improvements of it's Version 8 software release. In the fourth quarter of 1993, Mentor Graphics acquired CheckLogic Systems, Inc. resulting in additional R&D expense of $630 for the year. Offsetting these expenses was a reduction in headcount for the year due to attrition.

         During 1994 Mentor Graphics capitalized software development costs of $5,156, compared to $3,609 and $6,120 for 1993 and 1992, respectively. Capitalization increased in 1994 as more resources were directed toward development of new products and enhancement of existing products. The decline in software development cost capitalization during 1993 relates to substantial completion of development activities associated with Version 8, focus on performance improvements and an effort toward transition of customers to the new software.

         Gross R&D costs are expected to increase from 1994 levels due to acquisitions of Anacad and MTI, discussed above and additional research and development investment in the coming year. In addition, Mentor Graphics will continue to evaluate make-or-buy alternatives in 1995 which may result in more acquisitions. Overall, the ratio of R&D expense as a percent of revenue may increase in 1995 due to this additional investment activity.

         Marketing, General, and Administration. Marketing, general and administration (MG&A) expenses were $137,310, $146,577 and $151,683 for 1994, 1993 and 1992, respectively, representing a 6% decrease from 1993 to 1994 and a 3% decrease from 1992 to 1993. In 1994, MG&A expenses declined as actions associated with the December 1993 restructuring were executed during the year. The North American sales force executed a reorganization during the first quarter of 1994 which resulted in lower headcount and reduced layers of management to better align the sales teams with their respective territories. In addition, actions were executed at several international locations to streamline the organizations to improve the ratio of selling and administrative expense compared to regional revenue levels.

         Offsetting these cost savings were the acquisitions of Anacad and MTI, which increased MG&A expense by approximately $1,100 and $1,300, respectively in 1994. The decline in 1993 represents headcount reductions by selective replacement of voluntary attribution, partially offset by increased recruiting costs associated with the successful hiring of several key management positions.

         In 1995 MG&A expenses are expected to increase from 1994 levels due to acquisitions of Anacad and MTI, discussed above. In addition, Mentor Graphics will experience increased costs associated with the implementation of a new global information system in the coming year. The system is expected to reduce the costs associated with capturing and analyzing financial and non-financial data in 1996. Overall, the goal of management is to improve the ratio of MG&A expense as a percent of revenue as compared to 1994 levels. Achievement of this goal is not guaranteed due to the uncertainty of revenues.

         Restructuring Costs. During 1994, Mentor Graphics continued the execution of the restructuring plan approved by its management in December 1993. This plan was aimed at reducing operating expenses by streamlining and reorganizing certain of its operations. In 1994, implementation of the restructuring plan reduced expenses by an estimated $10,000. When all elements of the restructuring plan have been fully implemented, Mentor Graphics expects future costs and expenses to be reduced even further.

         During 1994, Mentor Graphics recorded a gross restructuring credit of $10,045 offset by an accrual of $4,000. The credit was primarily associated with the 1993 and to a lesser extent the 1992 restructure charges and was the result of reduced estimates for severance costs due to greater than anticipated employee attrition among the product development and field selling organizations and lower costs of executing the plan. In the third quarter of 1994 Mentor Graphics lowered its estimate of the cost of the 1993 plan by $5,600 mainly as a result of lower than anticipated costs associated with completion of the first phase of Mentor Graphics' Japanese subsidiary re-alignment. Estimated costs of executing the plan were lowered by an additional $4,445 in the fourth quarter of 1994 due to several changes in circumstances. In the third and fourth quarters of 1994, Mentor Graphics exceeded its goal for reducing operating expenses, exclusive of recent acquisitions. In addition, senior management changes subsequent to the initial 1993 charge resulted in re-evaluating and revising certain planned actions such as the relocation of European headquarters and the out-sourcing of European order fulfillment. These elements of the plan were revised because lower head count through attrition and efficiencies through centralization made them financially less attractive. In the fourth quarter of 1994, an additional restructure accrual of $4,000 was established primarily to reduce a recently acquired subsidiary's engineering staff and management team and to further streamline Mentor Graphics' core product development activities, including elimination of certain product offerings and reductions in engineering staff.

         In December 1993, Mentor Graphics recorded a gross restructuring charge of $26,200 offset by a net credit adjustment of $1,400. The restructuring plan was aimed at lowering operating expenses by reducing staffing levels in product development and field sales organizations and streamlining business support operations with a new organization structure. Planned product development actions included down-sizing all divisions and closing two satellite locations. Field sales organization actions included eliminating several under performing locations, reducing management layers in all regions and centralizing administrative activities. Organization streamlining actions included globalizing Mentor Graphics' information systems, out-sourcing European order fulfillment activities, centralizing European administrative activities and divisionalizing product development activities. The net restructure credit was associated with the 1992 charge and was the result of lower than estimated costs for settlements with customers for product discontinuance and lower than estimated costs for relocation of displaced employees offset by higher than expected severance costs in Europe.

         In 1992, Mentor Graphics recorded a gross restructuring charge of $14,500 offset by a credit of $1,600. The restructuring plan was aimed at elimination of certain product development activities, discontinuance of under-performing product lines, reduction of field sales organizations, and reduction of administrative staff. Product eliminations resulted in costs for ensuring customers reasonable transitions to similar third party product offerings to replace Mentor Graphics' support of such products and other foreseeable contract liabilities. In addition, capitalized software development costs associated with these products were written down to net realizable value. Field sales reductions included elimination of several existing sales locations and down-sizing of other locations. The restructure credit was associated with the 1991 charge and was the result of lower than anticipated costs associated with employee severance.

         Approximately $10,000 of the December 1993 restructuring accrual resulted in cash expenditures in 1994. Approximately $10,000 of the remaining restructure accrual of $11,897 should result in cash expenditures in 1995. Spending associated with certain facilities closures should extend beyond 1995.

         Merger Related Charges. Merger related charges are the result of a write-off of in-process R&D of $8,265 associated with the Anacad transaction and consulting service costs of $1,000 associated with the MTI transaction. On September 30, 1994, Mentor Graphics completed the acquisition of Anacad. The acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a one-time charge for in-process R&D of $8,265, capitalization of goodwill of $2,897 and capitalization of technology of $4,735. The charge for in-process R&D was a result of allocating a portion of the acquisition costs to Anacad's in-process product development that had not reached technological feasibility. On December 1, 1994, Mentor Graphics completed the merger with MTI. The transaction was accounted for as a pooling of interests. Mentor Graphics' prior year financial statements were not restated due to relative materiality of MTI's separate financial statements for 1993 and 1992. The merger costs of $1,000 were paid by MTI for consulting services rendered to facilitate negotiation of the various components of the merger agreement.

Other Income (Expense)


                                                         1994     CHANGE       1993     CHANGE          1992
                                                       ------     ------     ------     ------      --------
Other income (expense), net......................      $2,452         --     $(257)         97%     $(7,539)

         Other income (expense) has increased significantly over the last three years due to increased interest income in 1994, lower interest expense in 1994 and 1993, and one-time charges of $7,298 in 1992. Interest income was $4,953, $4,338 and $5,284 in 1994, 1993 and 1992, respectively.
The improvement in interest income is attributable to higher interest rates and higher average cash balances due to earnings in 1994. In 1993, compared to 1992, average interest rates on investments were much lower, while average cash balances were flat, resulting in lower interest income. Interest expense was $2,703, $4,404 and $5,469 in 1994, 1993 and 1992,
respectively. In 1994, average debt outstanding was lower due to improved cashflow from operating activities and continued management of Mentor Graphics' long term committed revolving credit facility. Interest expense declined significantly in 1993 as a result of a reduction in the notional amount of its interest rate swap agreement from $50,000 to $17,500 and lower average debt outstanding through management of Mentor Graphics' long term committed revolving credit facility. The interest rate swap agreement converts floating rates on $17,500 of borrowings to a fixed rate of 9.55%. The reduction in notional amount resulted in moving $32,500 of borrowings to more favorable floating rates.

         Other expense for 1992 includes a charge of $6,150 related to termination of a contractual relationship with a third-party software supplier. Mentor Graphics paid $4,250 in the fourth quarter of 1992 and took a write-off of $1,900 in balance sheet amounts related to the contract. In exchange, the supplier relinquished all future claims against Mentor Graphics, including cancellation of the obligation to pay royalties on sales of certain products through September 30, 1994. Other expense in 1992 also includes write-downs for certain non-operating assets to net realizable value, totaling $1,148.

Provision for Income Taxes

         The provision for income taxes was $3,375, $2,424 and $2,590 in 1994, 1993 and 1992, respectively. Mentor Graphics' income tax position for each year combines the effects of available tax benefits in certain countries where Mentor Graphics does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such Mentor Graphics' income tax position and resultant effective tax rate is uncertain in 1995.

         Effective January 1, 1993, Mentor Graphics adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change in the method for accounting for income taxes was not material to Mentor Graphics' financial statements, and is therefore not disclosed separately in the Consolidated Statement of Operations for the year ending December 31, 1993.

Effects of Foreign Currency Fluctuations

         Mentor Graphics experienced net gains from foreign currency transactions of $177, $247 and $297 in 1994, and 1993 and 1992,
respectively. These amounts are composed of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payable resulting from exchange rate fluctuations between the various currencies in which Mentor Graphics operates. Foreign currency gains and losses are included as a component of other income and expense.

         The "foreign currency translation adjustment," as reported in the stockholders' equity section of the consolidated balance sheet, increased to $12,674 at December 31, 1994, from $7,539 at the end of 1993. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 1993 as a result of a weaker U.S. dollar at the close of 1994.

         During 1994, the U.S. dollar weakened approximately 8% against the Japanese yen and 2% against European currencies in which Mentor Graphics does business, primarily the Deutsche mark, British pound, and French franc. The Japanese yen strengthened steadily over 1994, while European currencies fluctuated minimally during the same period. A weaker U.S. dollar results in Mentor Graphics' products being more affordable in foreign markets, which generally results in favorable economics for Mentor Graphics. The weakening of the dollar relative to the foreign currencies also has a positive impact on revenues as local currency revenues translate into more U.S. dollars. However, this translation also results in higher reported expenses in U.S. dollars terms.

         During 1993, the U.S. dollar was volatile against the European currencies, strengthening during the first three months and last six months of the year. The dollars weakened when compared to the yen during the first nine months of 1993 and rebounded slightly in the fourth quarter. Foreign currency fluctuations in Europe and Japan resulted in a slightly weaker U.S. dollars overall during 1993.

         Mentor Graphics generates approximately half of its revenues outside of the United States and expects this to continue in the future. As such, Mentor Graphics' business and operating results can be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES


                                                                                  YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                        1994                1993               1992
                                                                   ---------------     --------------     --------------
Current Assets....................................................        $238,006           $198,088           $207,987
Cash and short-term investments...................................        $137,856           $109,568           $108,783
Cash and investments, long-term...................................         $30,000            $30,000            $30,000
Cash provided by operations.......................................         $50,397            $25,289            $13,610
Cash used for investment activities, excluding short-term
  investments.....................................................       $(31,233)          $(26,754)          $(29,559)
Cash provided (used) by financing activities......................          $6,455             $1,862          $(18,354)

         Cash and Investments. Total cash and investments increased $28,288 during 1994. Cash provided by operations was $50,397, an increase of $25,108 from 1993. Positively impacting cash provided by operations in 1994 was net income of $27,537 coupled with the impact of the adjustment for in-process R&D associated with the Anacad acquisition of $8,265. These sources of cash were offset by an increase in trade accounts receivable and decreased accrued liabilities associated with the restructuring accrual changes discussed previously. In 1993, cash was negatively impacted by the net loss incurred of $32,073 for the year and reductions in accounts payable. These uses of cash were offset by a reduction in trade accounts receivable, continued transition out of the hardware business resulting in lower inventory levels and increased accrued liabilities associated with the year-end restructuring.

         Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $10,205 and $11,179 in 1994 and 1993, respectively. This increase was offset by investment in property, plant and equipment of $14,327 in 1994 and $22,790 in 1993. In addition, the purchase of Anacad late in 1994 resulted in cash payments totaling $10,050. In 1993, dividends paid to stockholders totaled $8,291. See dividends discussion below. Also, cash distributions of $2,346 were paid in 1994 by MTI to its shareholders in the normal course of S-Corporation business prior to Mentor Graphics' November 30, 1994 acquisition.

         Trade Accounts Receivable. The trade accounts receivable balance increased $9,630 from the December 31, 1993 balance. The increase is primarily attributable to a large customer contract receivable due in 1995 totaling $8,000. In addition, Anacad and MTI acquisitions increased the trade receivable balance by $2,531 year to year. Excluding the large customer contract and the impact of acquisitions on trade receivables, Mentor Graphics was able to improve cash collections and reduce days sales outstanding in 1994.

         Inventory. Inventory levels at December 31, 1994 totaled $856, down $1,443 since December 31, 1993. The reduction in inventory reflects Mentor Graphics' shift to a software-only business model resulting in the reclassification of demonstration equipment to property, plant and equipment in 1994. In 1994, demonstration equipment was not promoted for sale as it was in prior years. Demonstration equipment included in inventory amounted to $1,835 at December 31, 1993. The remaining balance in inventory primarily consists of documentation and CD ROM media for software updates. Inventory is expected to be at approximately current levels in 1995. For any remaining hardware requests from customers, Mentor Graphics will use a drop ship approach, shipping directly from the hardware vendor to the customer.

         Other Assets. Other assets increased to $28,090 at December 31, 1994 from $20,584 at year-end 1993. The 1994 acquisition of Anacad resulted in goodwill capitalization of $2,897 and technology capitalization of $4,735. The goodwill costs will be amortized over a three-year period to R&D expense. The technology costs will be amortized over a three-year period to system and software cost of revenues. Net capitalized software development costs decreased by $1,064 as capitalization and amortization were $5,156 and $6,220, respectively, in 1994. Also, capitalized purchased technology increased by $1,700 in 1994. In 1993, capitalization and amortization of software development costs were $3,609 and $7,449, respectively.

         Long-term Debt. Long-term debt decreased $696 from December 31, 1993. Mentor Graphics had borrowings outstanding of $54,160 and $55,000 under its $55,000 committed revolving credit facility as of December 31, 1994 and 1993, respectively. Due to required annual commitment reductions, Mentor Graphics reduced credit facility borrowings by $840 in July 1994. In addition, $840 of the credit facility borrowings are classified as current and included in short-term borrowings on the consolidated balance sheets as of December 31, 1994 and 1993.

         Dividends. In October 1993, the Board of Directors voted to discontinue paying a quarterly dividend to Stockholders. Mentor Graphics intends to reinvest future earnings in opportunities for growth. Dividends were paid during the first three quarters of 1993 totaling $8,291.

         Capital Resources. Total capital expenditures increased to $26,077 for 1994, compared to $23,145 and $23,439 for 1993 and 1992, respectively. The purchase of Anacad late in 1994 resulted in cash payments totaling $10,050 during the year. In addition, Mentor Graphics purchased technologies totaling $1,700 during 1994. Mentor Graphics will continue to evaluate make-or-buy alternatives which should result in additional capital expenditures in 1995.

         Expenditures for property and equipment were $14,327 and $22,790 in 1994 and 1993, respectively. In 1994 investment in computer equipment for development engineers declined as significant investment in 1993 and 1992 completed Mentor Graphics' transition to a UNIX-based operating system environment. Future capital expenditure plans include maintaining a state of the art design environment for research and development and sales demonstration equipment and implementing a new global information system.

         Mentor Graphics anticipates that current cash balances, anticipated cashflows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

         We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As discussed in Notes 1 and 4, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994 and SFAS No. 109, "Accounting for Income Taxes" in 1993.

KPMG Peat Marwick LLP

Portland, Oregon
January 31, 1995

                        MENTOR GRAPHICS CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)



                                                                             Year Ended December 31,
                                                                --------------------------------------------------
                                                                    1994              1993              1992
                                                                -------------    --------------    ---------------
REVENUES:
  System and software...........................................     $187,117          $191,180           $212,397
  Service and support...........................................      161,177           148,595            138,369
                                                                -------------    --------------    ---------------
          Total revenues........................................      348,294           339,775            350,766
                                                                -------------    --------------    ---------------
COST OF REVENUES:
  System and software...........................................       36,757            52,301             81,993
  Service and support...........................................       70,063            67,891             70,975
                                                                -------------    --------------    ---------------
          Total cost of revenues................................      106,820           120,192            152,968
                                                                -------------    --------------    ---------------
          Gross margin..........................................      241,474           219,583            197,798
                                                                -------------    --------------    ---------------
OPERATING EXPENSES:
  Research and development (note 6).............................       72,484            77,598             73,947
  Marketing, general, and administration........................      137,310           146,577            151,683
  Restructure costs (note 2)....................................      (6,045)            24,800             12,900
  Merger related charges (note 3)...............................        9,265                --                 --
                                                                -------------    --------------    ---------------
          Total operating expenses..............................      213,014           248,975            238,530
                                                                -------------    --------------    ---------------
OPERATING INCOME (LOSS).........................................       28,460          (29,392)           (40,732)
  Other income (expense), net (note 12).........................        2,452             (257)            (7,539)
                                                                -------------    --------------    ---------------
     Income (loss) before income taxes..........................       30,912          (29,649)           (48,271)
                                                                -------------    --------------    ---------------
  Provision for income taxes (note 4)...........................        3,375             2,424              2,590
                                                                -------------    --------------    ---------------
     Net Income (loss)..........................................      $27,537         $(32,073)          $(50,861)
                                                                =============    ==============    ===============
     Net Income (loss) per common and
       common equivalent share..................................         $.53            $(.69)            $(1.13)
                                                                =============    ==============    ===============
  Weighted average number of common and common
     equivalent shares outstanding..............................       52,120            46,410             45,142
                                                                =============    ==============    ===============

        See accompanying notes to consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)



                                                                                           AS OF DECEMBER 31,
                                                                                  ------------------------------------
                                                                                      1994                   1993
                                                                                  -------------         --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................     $130,676                $95,958
  Short-term investments..........................................................        7,180                 13,610
  Trade accounts receivable, net of allowance for doubtful accounts of
     $2,847 in 1994 and $3,928 in 1993............................................       82,285                 72,655
  Other receivables...............................................................        4,853                  4,167
  Inventory.......................................................................          856                  2,299
  Prepaid expenses and other......................................................       12,156                  9,399
                                                                                  -------------         --------------
          Total current assets....................................................      238,006                198,088
PROPERTY, PLANT AND EQUIPMENT, Net (notes 5 and 8)................................       97,701                104,912
CASH AND INVESTMENTS, LONG-TERM (notes 8).........................................       30,000                 30,000
OTHER ASSETS (note 6).............................................................       28,090                 20,584
                                                                                  -------------         --------------
          Total assets............................................................     $393,797               $353,584
                                                                                  =============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (notes 7 and 8)...........................................    $   8,450              $   6,364
  Accounts payable................................................................       11,570                 10,637
  Income taxes payable (note 4)...................................................       12,793                  9,974
  Accrued payroll and related liabilities.........................................       19,469                 14,162
  Accrued restructure costs.......................................................       11,897                 28,374
  Accrued and other liabilities...................................................       17,399                 14,603
  Deferred revenue................................................................       17,649                 17,638
                                                                                  -------------         --------------
          Total current liabilities...............................................       99,227                101,752
LONG-TERM DEBT (note 8)...........................................................       53,625                 54,321
OTHER LONG-TERM DEFERRALS.........................................................        1,877                  1,800
                                                                                  -------------         --------------
          Total liabilities.......................................................      154,729                157,873
STOCKHOLDERS' EQUITY: (notes 9 and 10)
  Common stock, no par value, authorized 100,000 shares; 51,350 and
     47,659 issued and outstanding for 1994 and 1993, respectively                      254,271                243,951
  Incentive stock, no par value, authorized 1,200 shares; none
     issued.......................................................................           --                     --
  Accumulated deficit.............................................................     (27,877)               (55,779)
  Foreign currency translation adjustment.........................................       12,674                  7,539
                                                                                  -------------         --------------
          Total stockholders' equity..............................................      239,068                195,711
                                                                                  -------------         --------------
COMMITMENTS AND CONTINGENCIES (note 11)
          Total liabilities and stockholders' equity..............................     $393,797               $353,584
                                                                                  =============         ==============

        See accompanying notes to consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands, except per share data)



                                                                                             Foreign
                                                 Common Stock               Retained         Currency             Total
                                         ----------------------------       Earnings        Translation       Stockholder's
                                            Shares          Amount         (Deficit)        Adjustment           Equity
                                         ------------     -----------     ------------     -------------     ---------------
Balance at December 31, 1991............       43,595        $215,043          $46,272            $6,352            $267,667
Stock issued under stock option and
  stock purchase plans..................        2,002          16,074               --                --              16,074

Compensation related to nonqualified
  stock options granted (note 10).......           --             237               --                --                 237
Foreign currency translation adjustment.           --              --               --             (885)               (885)
Net loss................................           --              --         (50,861)                --            (50,861)
Cash dividends ($.24 per common share
  outstanding)..........................           --              --         (10,826)                --            (10,826)
                                         ------------     -----------     ------------     -------------     ---------------
Balance at December 31, 1992............       45,597         231,354         (15,415)             5,467             221,406
Stock issued under stock option and
  stock purchase plans..................        1,641          10,672               --                --              10,672
Stock issued for acquisition of business
  (note 3)..............................          421             507               --                --                 507
Compensation related to nonqualified
  stock options granted (note 10).......           --           1,418               --                --               1,418
Foreign currency translation adjustment.           --              --               --             2,072               2,072
Net loss................................           --              --         (32,073)                --            (32,073)
Cash dividends ($.18 per common share
  outstanding)..........................           --              --          (8,291)                --             (8,291)
                                         ------------     -----------     ------------     -------------     ---------------
Balance at December 31, 1993............       47,659         243,951         (55,779)             7,539             195,711
Stock issued under stock option and
  stock purchase plans..................        1,248          10,205               --                --              10,205
Stock issued for acquisition of business
  (note 3)..............................        2,443               1              899                --                 900
Compensation related to nonqualified
  stock options granted (note 10).......           --             114               --                --                 114
Foreign currency translation adjustment.           --              --               --             5,135               5,135
Change in value of trading securities...           --              --            1,812                --               1,812
Net Income..............................           --              --           27,537                --              27,537
Cash distribution.......................           --              --          (2,346)                --             (2,346)
                                         ------------     -----------     ------------     -------------     ---------------
Balance at December 31, 1994............       51,350        $254,271        $(27,877)           $12,674            $239,068
                                         ============     ===========     ============     =============     ===============

        See accompanying notes to consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
                                                                              1994              1993             1992
                                                                          -------------     ------------     ------------
OPERATING CASH FLOWS:
  Net Income (loss)......................................................       $27,537        $(32,073)        $(50,861)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of property, plant and
       equipment.........................................................        24,687           27,600           25,750
     Deferred taxes......................................................         (290)            (259)            2,512
     Amortization of other assets........................................         7,428            8,217            8,743
     Amortization of nonqualified stock options..........................           114            1,418              237
     Write-down of assets -- in-process R&D..............................         8,265               --               --
     Write-down of assets -- other.......................................            --              812            6,088
  Changes in operating assets and liabilities:
     Trade accounts receivable...........................................       (4,921)            2,788           23,490
     Inventory...........................................................            46            7,771           13,934
     Prepaid expenses and other assets...................................       (1,782)            6,623            9,409
     Accounts payable....................................................       (1,596)          (5,845)          (9,383)
     Accrued liabilities.................................................      (11,345)           16,634          (8,078)
     Other liabilities and deferrals.....................................         2,254          (8,397)          (8,231)
                                                                          -------------     ------------     ------------
          Net cash provided by operating activities......................        50,397           25,289           13,610

INVESTING CASH FLOWS:
     Net maturities of short-term investments............................         6,430           23,161           28,831
     Purchases of property, plant and equipment..........................      (14,327)         (22,790)         (18,784)
     Capitalization of software development costs........................       (5,156)          (3,609)          (6,120)
     Development of corporate facilities.................................            --            (355)          (4,655)
     Purchase of business................................................      (10,050)               --               --
     Purchases of technology.............................................       (1,700)               --               --
                                                                          -------------     ------------     ------------
          Net cash used by investing activities..........................      (24,803)          (3,593)            (728)

FINANCING CASH FLOWS:
     Proceeds from issuance of common stock..............................        10,205           11,179           16,074
     Proceeds (repayment) of short-term borrowings.......................         (367)             (89)            1,222
     Proceeds (repayment) of long-term debt..............................       (1,936)            (937)            5,176
     Cash distribution...................................................       (2,346)               --               --
     Adjustment for pooling of interests.................................           899               --               --
     Dividends paid to stockholders......................................            --          (8,291)         (10,826)
     Increase in cash and investments, long-term.........................            --               --         (30,000)
                                                                          -------------     ------------     ------------
          Net cash provided (used) by financing activities...............         6,455            1,862         (18,354)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS.......................................................         2,669              388            (992)
                                                                          -------------     ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................................        34,718           23,946          (6,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................        95,958           72,012           78,476
                                                                          -------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................      $130,676          $95,958          $72,012
                                                                          =============     ============     ============

        See accompanying notes to consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 All numerical references in thousands, except percentages and per share data

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the financial statements of Mentor Graphics Corporation and its wholly owned and majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation.

     Foreign Currency Translation

         Local currencies are the functional currencies for the Company's foreign subsidiaries except for the Netherlands and Singapore where the U.S. dollar is used as the functional currency. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense (note 12).

     Financial Instruments

         The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. At December 31, 1994 and 1993 the Company had forward contracts and options outstanding of $25,825 and $13,847, respectively, to primarily sell various foreign currencies. These contracts generally have maturities which do not exceed twelve months. At December 31, 1994, the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

     The fair market value of the Company's long-term debt approximates its carrying value as the interest rates on borrowings are floating rate based. The Company has entered into an interest rate swap agreement to manage exposure to interest rate fluctuations. The differential to be paid or received is accrued and is recognized over the life of the agreement as an adjustment to interest expense. The Company would incur a cost of approximately $994 to terminate its interest rate swap agreement as of December 31, 1994. This cost is based on dealer quotes taking into consideration current interest rates and the current creditworthiness of the counterparties (note 8).

     The Company places its cash equivalents and short-term investments with major banks and financial institutions. The investment policy limits the Company's credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, and short term borrowings approximate fair value because of the short-term nature of these instruments.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires reporting of investments as either held to maturity, available for sale or trading. The Company owns common stock and common stock warrants of an independent public company with an original carrying cost of $0 and a market value of $1,812 as of December 31, 1994. Under Statement No. 115, the securities have been classified as available for sale, which requires the difference between original carrying cost and market value to be recognized. This difference is included on the consolidated balance sheet in prepaid and other assets and as a reduction of the same amount in accumulated deficit. No other investments owned by the Company are materially impacted by provisions of this Statement as the underlying carrying values approximate market.

Cash, Cash Equivalents, and Short-Term Investments

         The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 1994 and 1993, the Company held $50,990 and $35,614, respectively of short term securities under agreements to resell on January 1, 1994 and 1995, respectively. Due to the short-term nature of these investments, the Company did not take possession of the securities which were instead held in the Company's account at Smith Barney Inc. The Company does not believe it is exposed to any significant credit or market risk on cash and cash equivalent balances.

         Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. These investments mature primarily in less than one year.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost and consists of land and improvements, buildings and building equipment, computer equipment and furniture, leasehold improvements, and service spare parts (note 5). Expenditures for additions to property, plant and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of buildings and building equipment, and land improvements, is computed on a straight-line basis over lives of forty and twenty years, respectively. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements. Service spare parts are amortized on a straight-line basis over their estimated useful lives, generally four years.

Income Taxes

         Effective January 1, 1993, the Company adopted Statement No. 109, "Accounting for Income Taxes." Statement No. 109 requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of that change in the method for accounting for income taxes was not material to the Company's financial statements, and is therefore not disclosed separately in the Consolidated Statement of Operations for the year ending December 31, 1993.

         Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Revenue Recognition

         Revenues from system sales and software licenses are recognized at the time of shipment. Contract service revenues are billed in advance and recorded as deferred revenue. Service revenues are then recognized ratably over the contractual period as the services are performed. Training and consulting revenues are recognized as the related services are performed. Custom design and software porting revenues are recognized using the percentage of completion method or as contract milestones are achieved.

Software Development Costs

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes certain costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Capitalization of these costs ceases when the product is considered available for general release to customers. Costs incurred prior to technological feasibility, including amounts attributable to in-process research and development in business acquisitions, are expensed as research and development costs.

         Amortization of capitalized software development costs is calculated as the greater of the ratio that the current product revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of approximately three years. Amortization is included in system and software cost of revenues in the Consolidated Statements of Operations.

Net Income (Loss) per Common and Common Equivalent Share

         For 1994, net income per common and common equivalent share was calculated on the basis of the weighted average number of common shares outstanding plus dilutive common stock equivalents related to stock options outstanding. For 1993 and 1992, net loss per common and common equivalent share was calculated using only the weighted average of common shares outstanding. Common stock equivalents related to stock options are anti-dilutive in a net loss situation and, therefore, were not included in 1993 and 1992.

Reclassifications

         Certain reclassifications have been made in the accompanying consolidated financial statements for 1992 and 1993 to conform with the 1994 presentation.

2.       RESTRUCTURING

         Following is a summary of the major elements of the restructure charges:


Year ended December 31,                                                  1994               1993                1992
-----------------------                                              -------------     ---------------     ---------------
Additions to restructure charges:
Employee severance..................................................        $2,430             $15,850              $4,800
Employee relocation.................................................            --               3,550                 900
Asset write-offs and product discontinuance costs...................         1,570               2,300               6,435
Facilities closure and consolidation................................            --               4,300               1,800
Other...............................................................            --                 200                 565
                                                                     -------------     ---------------     ---------------
     Total additions................................................         4,000              26,200              14,500
Adjustment of restructure charges:
Employee severance..................................................       (3,324)               1,280             (1,600)
Employee relocation.................................................       (2,600)               (450)                  --
Asset write-offs and product discontinuance costs...................       (2,060)             (1,935)                  --
Facilities closure and consolidation................................       (2,061)               (295)                  --
                                                                     -------------     ---------------     ---------------
     Net adjustments................................................      (10,045)             (1,400)             (1,600)
                                                                     -------------     ---------------     ---------------
     Net restructure charges........................................      $(6,045)             $24,800             $12,900
                                                                     =============     ===============     ===============

         During 1994, the Company recorded a gross restructuring credit of $10,045 offset by an accrual of $4,000. The credit was primarily associated with the 1993 and to a lesser extent the 1992 restructure charges and was the result of reduced estimates for severance costs due to greater than anticipated employee attrition among the product development and field selling organizations and lower costs of executing the plan. In the third quarter of 1994 the Company lowered its estimate of the cost of the 1993 plan by $5,600 mainly as a result of lower than anticipated costs associated with completion of the first phase of the Company's Japanese subsidiary re-alignment. Estimated costs of executing the plan were lowered by an additional $4,445 in the fourth quarter of 1994 due to several changes in circumstances. In the third and fourth quarters of 1994, the Company exceeded its goal for reducing operating expenses, exclusive of recent acquisitions. In addition, senior management changes subsequent to the initial 1993 charge resulted in re-evaluating and revising certain planned actions, such as the relocation of European headquarters and the out-sourcing of European order fulfillment. These elements of the plan were revised because lower head count through attrition and efficiencies through centralization made them financially less attractive. In the fourth quarter of 1994, an additional restructure accrual of $4,000 was established primarily to reduce a recently acquired subsidiary's engineering staff and management team and to further streamline the Company's core product development activities, including elimination of certain product offerings and reductions in engineering staff.

         In December 1993, the Company recorded a gross restructuring charge of $26,200 offset by a net credit adjustment of $1,400. The restructuring plan was aimed at lowering operating expenses by reducing staffing levels in product development and field sales organizations and streamlining business support operations with a new organization structure. Planned product development actions included down-sizing all divisions and closing two satellite locations. Field sales organization actions included eliminating several under performing locations, reducing management layers in all regions and centralizing administrative activities. Organization streamlining actions included globalizing the Company's information systems, out-sourcing European order fulfillment activities, centralizing European administrative activities and divisionalizing product development activities. The net restructure credit was associated with the 1992 charge and was the result of lower than estimated costs for settlements with customers for product discontinuance and lower than estimated costs for relocation of displaced employees offset by higher than expected severance costs in Europe.

         In 1992, the Company recorded a gross restructuring charge of $14,500 offset by a credit of $1,600. The restructuring plan was aimed at elimination of certain product development activities, discontinuance of under-performing product lines, reduction of field sales organizations, and reduction of administrative staff. Product eliminations resulted in costs for ensuring customers reasonable transitions to similar third party product offerings to replace the Company's support of such products and other foreseeable contract liabilities. In addition, capitalized software development costs associated with these products were written down to net realizable value. Field sales reductions included elimination of several existing sales locations and down-sizing of other locations. The restructure credit was associated with the 1991 charge and was the result of lower than anticipated costs associated with employee severance.

3.       BUSINESS AQUISITIONS

         On September 30, 1994, the Company completed the acquisition of Anacad Electrical Engineering Software GmbH (Anacad). Anacad is primarily engaged in developing, marketing and supporting analog and mixed signal simulation and optimization software for the integrated circuit and printed circuit board markets of the electronic design automation (EDA) industry. Anacad's product offerings are complementary to the Company's current broad line of EDA tools and systems. The total purchase price of $12,000 was financed with cash of $10,050 and the issuance of a short-term obligation classified under accrued liabilities totalling $1,950.

         The acquisition was accounted for as a purchase, and therefore, the consolidated balance sheet of Anacad has been included in the accompanying Consolidated Balance sheets as of December 31, 1994. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $8,265, goodwill capitalization of $2,897 and technology capitalization of $4,735. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Anacad's in-process product development that had not reached technological feasibility. The goodwill costs will be amortized over a three year period to R&D expense primarily to recognize the value of the development work-force acquired. The technology costs will be amortized over a three year period to system and software cost of revenues. Financial results subsequent to the acquisition date have been included in the Consolidated Statements of Operations and Cash Flows. The separate operational results of Anacad were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.

         On November 30, 1994, the Company issued 2,443 shares of its common stock for all outstanding common stock of Model Technology Incorporated (MTI). MTI is a developer of VHDL simulation point tools using direct compile technology to design and test application specific integrated circuits. The Company accounted for this transaction as a pooling of interests. The balance sheet of MTI is included in the accompanying Consolidated Balance Sheets as of December 31, 1994 and MTI's results of operations are included in the accompanying Consolidated Statement of Operations for all of 1994. The Company's prior year financial statements were not restated due to the relative materiality of MTI's separate financial statements for 1993 and 1992. Merger costs of $1,000 were paid by MTI for consulting services rendered to facilitate negotiation of the various components of the merger agreement. Also, cash distributions of $2,346 were paid in 1994 by MTI to its shareholders in the normal course of S- Corporation business prior to the Company's November 30, 1994 acquisition.

         On December 1, 1993, the Company issued 421 shares of its common stock for all outstanding common and preferred stock of CheckLogic Systems, Inc. (CheckLogic). In addition, up to 35 common shares were reserved for issuance with respect to CheckLogic employee stock options outstanding. CheckLogic is a developer of automatic test pattern generation point tools used to test designs of application specific integrated circuits. The Company accounted for this transaction as a pooling of interests, and the financial results for the year ended December 31, 1993 include the accounts of CheckLogic. The separate financial results of CheckLogic prior to the acquisition were not material, and accordingly the consolidated financial statements for 1992 were not restated.

4.       INCOME TAXES

         Domestic and foreign pre-tax income (loss) is as follows:


                                                          Year Ended December 31,
                                         --------------------------------------------------------
                                                    1994                 1993                1992
                                         ---------------     ----------------     ---------------
Domestic...............................           $6,279            $(23,682)           $(41,322)
Foreign................................           24,633              (5,967)             (6,949)
                                         ---------------     ----------------     ---------------
          Total........................          $30,912            $(29,649)           $(48,271)
                                         ===============     ================     ===============

         The provision (benefit) for income taxes is as follows:


                                                 1994           1993          1992
                                            ---------     ----------     ---------
Current:
  Federal..............................         $(435)           $--       $(1,141)
  State................................            63           (162)          138
  Foreign..............................         4,033          2,041         1,081
                                            ---------     ----------     ---------
                                                3,661          1,879            78
Deferred:
  Federal..............................          (347)           655           102
  Foreign..............................            57           (110)        2,410
                                            ---------     ----------     ---------
                                                 (290)           545         2,512
                                            ---------     ----------     ---------
          Total........................        $3,375         $2,424        $2,590
                                            =========     ==========     =========

         The effective tax (benefit) rate differs from the Federal statutory rate as follows:


                                                                    Year Ended December 31,
                                                        -------------------------------------------------
                                                                1994               1993              1992
                                                        ------------      -------------      ------------
Federal statutory tax (benefit) rate...................          35%            (35.0)%            (34.0)%
State taxes, net of Federal tax benefits...............          3.5               (2.3)              0.3
Foreign tax rate differential..........................          9.2                8.0               0.3
Losses from foreign subsidiaries.......................          6.4                0.6               7.7
Unrealized benefit of net operating loss
carryforwards..........................................           --                 --              26.9
Adjustment of deferred tax assets due to net
   operating loss......................................           --                 --               4.2
Adjustment of beginning of year balance
   of deferred tax assets and liabilities for
   settlement of Federal income tax obligations........           --                2.5                --
Income of acquired S corporation not subject to
   income tax..........................................         (2.9)                --                 0
Change in valuation allowance for deferred tax
assets.................................................        (39.7)              29.5                 0
Other, net.............................................         (0.6)               4.9                 0
                                                        ------------      -------------      ------------
Effective tax rate.....................................        10.9%               8.2%              5.4%
                                                        ============      =============      ============

         The significant components of deferred income tax expense are as follows:


                                                                                  Year Ended December 31,
                                                                            -----------------------------------
                                                                                       1994                1993
                                                                            ---------------       -------------
Net changes in deferred tax assets and liabilities.........................         $11,992             $(8,205)
Increase(decrease) in beginning-of-year balance of the valuation
   allowance for deferred tax assets.......................................        (12,282)               8,750
                                                                            ---------------       -------------
          Total............................................................          $(290)                $545
                                                                            ===============       =============

         For the year ended December 31, 1992, deferred income tax expense was $2,512, resulting from timing differences in the recognition of income and expense for income tax and financial reporting purposes.

         The sources and tax effects of those timing differences are presented below:


                                                                                    As of
                                                                                December 31,
                                                                                    1992
                                                                                ------------
Depreciation....................................................................    $1,198
Inventory valuation adjustments.................................................       556
Accrued vacation and other compensation.........................................       822
Other asset valuation adjustments...............................................       413
Capitalization of software development costs....................................      (152)
Customer service accruals.......................................................       901
Accrued restructure costs.......................................................      (292)
Adjustment of deferred tax assets due to net operating loss.....................    (1,296)
Other, net......................................................................       362
                                                                                ----------
          Total.................................................................    $2,512
                                                                                ==========

         The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

                                                                                          As of December 31,
                                                                                --------------------------------------
                                                                                     1994                  1993
                                                                                ---------------      -----------------
Deferred tax assets:
  Property and equipment, principally due to differences in depreciation
     and capitalized interest..................................................          $2,032                   $810
Inventories, principally due to adjustments to lower of cost or  market........             494                  3,358
Accounts receivable, principally due to allowance for doubtful accounts........             836                  1,241
Compensated absences and other compensation, principally due to
  accrual for financial reporting purposes.....................................           3,730                  3,105
Restructure costs, principally due to accrual for financial
   reporting purposes..........................................................           4,480                  9,642
Net operating loss carryforwards...............................................          23,567                 29,576
Tax credit carryforwards.......................................................          11,153                 11,523
Other, net.....................................................................           2,208                  1,663
                                                                                ---------------      -----------------
  Total gross deferred tax assets..............................................          48,500                 60,918
                                                                                ---------------      -----------------
  Less valuation allowance.....................................................        (46,213)               (58,495)
                                                                                ---------------      -----------------
  Net deferred tax assets......................................................           2,287                  2,423
Deferred tax liabilities:
  Capitalization of software development costs for financial
     reporting purposes........................................................         (3,208)                (3,634)
                                                                                ---------------      -----------------
Net deferred tax liability.....................................................          $(921)               $(1,211)
                                                                                ===============      =================

         The Company has established a valuation allowance for certain current deferred tax assets, and net operating loss and tax credit carryforwards. Statement 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $10,650 as of December 31, 1994. This amount was primarily attributable to differences between financial and tax reporting of employee stock option transactions. During 1994, the valuation allowance decreased by $12,282, of which $6,404 related to the realization of net operating loss carry forwards. The valuation allowance as of January 1, 1993 was $49,745. The net increase in the valuation allowance for the year ended December 31, 1993 was $8,750.

         As of December 31, 1994, the Company has net operating loss carryforwards for income tax purposes of approximately $53,726. Such carryforwards will expire from 1998 to 2009 if not used by the Company to reduce income taxes payable in future periods.

         As of December 31, 1994 the Company has research and experimentation tax credits available totaling approximately $11,153. These tax credits are applicable against Federal tax liabilities from 1994 through 2008 subject to various limitations under current tax law.

         The Company has not provided for Federal income taxes on approximately $85,291 of undistributed earnings of foreign subsidiaries at December 31, 1994, since these earnings have been invested indefinitely in subsidiary operations. Upon repatriation, some of these earnings would generate foreign tax credits which will reduce the Federal tax liability associated with any future foreign dividend.

         The Company has settled its Federal income tax obligations through 1991. The Company believes the provisions for income taxes for years since 1991 are adequate.

5.       PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows:


                                                                      As of December 31,
                                                            ---------------------------------------
                                                                        1994                   1993
                                                            ----------------       ----------------
Computer equipment and furniture...........................         $135,723               $121,975
Buildings and building equipment...........................           53,365                 53,326
Land and improvements......................................           14,641                 14,641
Leasehold improvements.....................................            9,577                  9,613
Service spare parts........................................            4,953                  3,857
                                                            ----------------       ----------------
                                                                     218,259                203,412
Less accumulated depreciation and amortization.............         (120,558)               (98,500)
                                                            ----------------       ----------------
Property, plant and equipment, net.........................          $97,701               $104,912
                                                            ================       ================

         On January 20, 1993, the Company entered into an agreement to lease a portion of its headquarters site in Wilsonville, Oregon. Under terms of the five-year agreement, approximately 150 square feet of space was made available to a third party on a firm take-down schedule. The agreement results in rental payments of $3,252 over the remaining term of the lease.

6.       OTHER ASSETS

     A summary of other assets follows:


                                                             As of December 31,
                                                  ---------------------------------------
                                                              1994                   1993
                                                  ----------------       ----------------
Software development costs, net..................           $8,021                 $9,085
Long-term deposits...............................            6,220                  5,613
Purchased technology, net........................            5,781                    106
Goodwill.........................................            2,655                     --
Investment in real estate........................            2,935                  2,935
Long-term receivables............................            2,316                  2,453
Other............................................              162                    392
                                                  ----------------       ----------------
          Total..................................          $28,090                $20,584
                                                  ================       ================

         The Company capitalized software development costs amounting to $5,156, $3,609, and $6,120 in 1994, 1993, and 1992, respectively. Related amortization expense of $6,220, $7,449, and $5,875 was recorded for the years ended December 31, 1994, 1993, and 1992, respectively.

         Purchased technology is carried at cost and is amortized over the estimated economic life of the technology, generally three years. Related amortization expense of $760, $565, and $636 was recorded for the years ended December 31, 1994, 1993, and 1992, respectively. The 1994 Anacad acquisition resulted in goodwill capitalization of $2,897 and technology capitalization of $4,735. In addition, other purchased technology totalling $1,700 was acquired in 1994.

         During 1993 and 1992, certain purchased technology and software development costs were written off due to product discontinuance resulting from the December 1993 and August 1992 restructurings. These write-offs, combined with write-downs of certain other software development, prepaid royalty, and purchased technology costs to net realizable value, totaled $812 and $1,005 in 1993 and 1992, respectively.

7.       SHORT-TERM BORROWINGS

         Short-term borrowings represent drawings by subsidiaries under multi-currency unsecured credit agreements and the current portion of long-term debt. Interest rates are generally based on the applicable country's prime lending rate depending on the currency borrowed. The Company has available lines of credit of approximately $23,574 as of December 31, 1994. Certain agreements require compensatory balances which the Company has met.

8.       LONG-TERM DEBT

         Long-term debt is comprised of the following:

                                                          As of December 31,
                                                   -----------------------------------
                                                            1994                 1993
                                                   -------------      ----------------
Revolving term credit facility...................        $54,160               $55,000
Bank note........................................             --                 2,681
Other............................................            305                   161
                                                   -------------      ----------------
                                                          54,465                57,842
Less current portion.............................           (840)               (3,521)
                                                   -------------      ----------------
          Total..................................        $53,625               $54,321
                                                   =============      ================

         Effective December 31, 1992, the Company amended its committed credit facility with First Interstate Bank of Oregon, N.A. Under terms of the amendment, the revolving credit facility remains in effect until July 2000 and the commitment level was established at $55,000. Interest on borrowings under the credit facility remain floating rate based. Borrowings are collateralized by cash and investments of $30,000 and a trust deed on the Company's headquarters site in Wilsonville, Oregon of $25,000. The amendment requires commitment reductions of $840 annually which began in July 1994, therefore the debt was reduced by $840 in 1994. Also, $840 of the debt is classified as current in short-term borrowings on the Consolidated Balance Sheets as of December 31, 1994 and 1993.

         In conjunction with the loan amendment, the Company also modified its interest rate swap agreement with First Interstate Bank of Oregon, N.A., reducing the notional amount from $50,000 to $17,500 without any negative financial impact. The interest rate swap agreement effectively converts floating rates on $17,500 of borrowings to a fixed rate of 9.55% until expiration of the agreement in January 2000. The amendment allowed the Company to move $32,500 of 9.55% fixed rate borrowings to more favorable floating rates. The average floating interest rate as of December 31, 1994 was approximately 5%. While the Company may be exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreement, the risk of incurring losses due to nonperformance by the counterparty is considered remote.

         During 1992, the Company's Japanese subsidiary borrowed 300 million Yen ($2,681 at December 31, 1993 exchange rates) from a local bank to finance its local operations. The interest rate on these borrowings was floating rate based with a cap of 5.95%. The effective rate on these borrowings during 1994 was approximately 2%. The entire bank note was paid off on July 20, 1994.

9.       INCENTIVE STOCK PLAN

         The Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock (note 10). The incentive stock is convertible into common stock upon attainment of specified objectives or upon the occurrence of certain events to be determined by the Board of Directors.

10.  EMPLOYEE STOCK AND SAVINGS PLAN

         The Company has five stock option plans. The three common stock option plans provide for the granting of incentive and nonqualified stock options to key employees, officers, and non-employee directors of the Company and its subsidiaries.

         The three stock option plans are administered by the Compensation Committee of the Board of Directors, and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company.

         The Company also has a stock plan which provides for the sale of common stock to key employees of the Company and its subsidiaries. Shares can be awarded under the plan at no purchase price as a stock bonus and the stock plan also provides for the granting of nonqualified stock options.

         In addition, the Company has an incentive stock option plan and has reserved 600 shares of incentive stock for issuance. No options have been granted under this plan.

         Options under all five plans generally become exercisable over a four to five-year period from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to operations ratably over the vesting period. At December 31, 1994, options for 2,949 shares were exercisable, 19,810 shares were reserved for issuance and 3,549 shares were available for future grant. Stock options outstanding and transactions involving the stock option plans are summarized as follows:


                                                       Shares             Price Per Share
                                                  ----------------      --------------------
Balance at December 31, 1992.....................            6,576             $.21 - $19.76
Granted..........................................            1,180              .07 -  12.63
Exercised........................................           (1,021)             .21 -  13.00
Canceled.........................................             (848)            4.95 -  18.13
                                                  ----------------      --------------------
Balance at December 31, 1993.....................            5,887              .07 -  19.76
Granted..........................................              983             9.63 -  14.31
Exercised........................................             (780)             .07 -  13.00
Canceled.........................................             (343)            6.00 -  14.63
                                                  ----------------      --------------------
Balance at December 31, 1994.....................            5,747             $.07 -  19.76
                                                  ================      ====================

         In October 1992, the Board of Directors adopted a resolution to offer employees holding incentive and nonqualified stock options for 5,840 shares the opportunity to exchange their existing options for nonqualified stock options. The exchange allowed employees to receive the same number of shares at $6.00 per share, the then current market price. The new options vest ratably over between two to five years, depending on the vesting status of exchanged options as of January 2, 1993. The offer was made because the Board of Directors believes lower-priced options provide a greater incentive to key employees and officers. Option holders elected to exchange options covering 3,808 shares.

         In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan and reserved 1,400 shares for issuance. In April 1992, the shareholders amended the plan to reserve an additional 2,000 shares for issuance. Under the plan, each eligible employee may purchase up to six hundred shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. Employees purchased 527 and 605 shares under the plans in 1994 and 1993, respectively. At December 31, 1994, 797 shares remain available for future purchase under the plan. The plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors.
There are no plans to terminate the plan at this time.

         The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee's contributions, up to a maximum of 6% of the employee's earnings. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Savings Plan were $1,997, $1,896, and $1,989 in 1994, 1993, and 1992, respectively.

11.  COMMITMENTS

         The Company leases a majority of its field office facilities under noncancellable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

         The Company rents its Japanese facilities under a two year cancellable lease with a six month notice of cancellation. The total commitment under this cancellable lease, which expires in December 1996, is $6,256, of which the first six month's payments in 1995 of $1,564 are included in the schedule below. Future minimum lease payments under noncancellable operating leases are approximately as follows:


  Annual Periods                                                  Operating
      Ending                                                        Lease
   December 31,                                                    Payments
------------------                                              --------------
      1995.....................................................         $9,270
      1996.....................................................          6,325
      1997.....................................................          5,198
      1998.....................................................          4,838
      1999.....................................................          4,624
  Later years..................................................         15,698
                                                                --------------
          Total................................................        $45,953
                                                                ==============

         Rent expense under operating leases was approximately $13,722, $16,776, and $16,156 for the years ending December 31, 1994, 1993, and 1992, respectively.

12.  OTHER INCOME (EXPENSE)

         Other income (expense) is comprised of the following:


                                                                     Year Ended December 31,
                                                  -----------------------------------------------------------
                                                            1994                  1993                   1992
                                                  --------------       ---------------       ----------------
Interest income..................................         $4,953                $4,338                 $5,284
Interest expense.................................         (2,703)               (4,404)                (5,469)
Foreign exchange gain............................            177                   247                    297
Contract settlement..............................             --                    --                 (6,150)
Write-off of non-operating items.................             --                    --                 (1,148)
Other, net.......................................             25                  (438)                  (353)
                                                  --------------       ---------------       ----------------
          Total..................................         $2,452                 $(257)               $(7,539)
                                                  ==============       ===============       ================

13.  SUPPLEMENTAL CASH FLOW INFORMATION

         The following provides additional information concerning supplemental disclosures of cash flow activities:


                                                                        Year Ended December 31,
                                                              -------------------------------------------
                                                                   1994            1993             1992
                                                              ---------       ---------        ----------
Cash paid (received) for:
  Interest expense, net of capitalized interest..............    $2,201          $4,042            $5,030
Income taxes.................................................    $2,840          $2,403           $(2,662)

         The Company owns common stock and common stock warrants of an independent public company with an original carrying cost of $0 and a market value of $1,812 as of December 31, 1994. This difference resulted in a non-cash increase on the consolidated balance sheet in prepaid and other assets and as a reduction of the same amount in accumulated deficit as of December 31, 1994.

14.  INDUSTRY AND GEOGRAPHIC INFORMATION

         The Company designs, manufactures, markets and supports electronic design automation (EDA) software for the integrated circuit (IC) and systems design markets. The Company provides a broad range of EDA tools developed either by the Company or together with third parties to support the entire electronic design process. The Company's software products enable engineers and designers to design, analyze, place and route, and test custom ICs, application specific ICs (ASICs), printed circuit boards, multichip modules and other electronic systems and subsystems. The Company's Falcon Framework software provides a common foundation for the Company's EDA software products. Falcon Framework software also allows for the integration of third party software tools developed by other commercial EDA vendors and by customers for their own internal use. The Company's products help customers reduce development time while producing innovative hardware products of high quality. In addition to software products, the Company's Professional Services Division offers consulting, support and training services to enhance customers' success in the design and manufacture of hardware products.

         Foreign operations consist of offices whose principal activities are the sale, distribution, service, and research and development of the Company's products. Foreign offices purchase the computer workstations on which the Company's software operates principally from suppliers located in each respective geographic area.

         Intercompany transfers are accounted for at amounts generally above cost. Corporate expenses are general expenses which are not allocated to the operations of each geographic area. For the purposes of determining operating income, research and development and certain marketing expenses are allocated based on each region's percentage of total revenue contribution. Corporate assets are comprised of capital assets used in research and development activities, short-term investments, and cash and investments classified as long- term in the consolidated balance sheets. Geographic information for 1994, 1993 and 1992 is set forth in the table below.

 Geographic Information       USA        Europe       Japan      Other Intl    Eliminations    Corporate    Consolidated
------------------------  -----------  ----------  -----------  ------------  --------------  -----------  --------------
1994
Revenues from
  unaffiliated customers     $189,495     $88,593      $53,059       $17,818          $(671)          $--        $348,294
Intercompany
  transfers.............        2,103       1,728           --        14,609        (18,440)           --              --
                          -----------  ----------  -----------  ------------  --------------  -----------  --------------
Total revenues..........     $191,598     $90,321      $53,059       $32,427       $(19,111)          $--        $348,294
Operating income
  (loss)................      $23,195      $6,885       $3,948        $5,102          $1,979    $(12,649)         $28,460
                          -----------  ----------  -----------  ------------  --------------  -----------  --------------
Identifiable assets.....     $197,124    $150,508      $44,900       $24,169      $(112,701)      $89,797        $393,797
                          ===========  ==========  ===========  ============  ==============  ===========  ==============
1993
Revenues from
  unaffiliated
  customers.............     $181,371     $87,178      $50,667       $20,559             $--          $--        $339,775
Intercompany
  transfers.............        1,282       5,016           --        20,948        (27,246)           --              --
                          -----------  ----------  -----------  ------------  --------------  -----------  --------------
Total revenues..........     $182,653     $92,194      $50,667       $41,507       $(27,246)          $--        $339,775
Operating income
  (loss)................       $1,354   $(14,564)     $(2,402)        $2,531        $(2,939)    $(13,372)       $(29,392)
                          -----------  ----------  -----------  ------------  --------------  -----------  --------------
Identifiable assets.....     $150,915    $124,956      $39,548       $26,322       $(92,258)     $104,101        $353,584
                          ===========  ==========  ===========  ============  ==============  ===========  ==============
1992
Revenues from
  unaffiliated
  customers.............     $178,732     $99,481      $53,626       $18,927             $--          $--        $350,766
Intercompany
  transfers.............        1,611      11,849           --        15,187        (28,647)           --              --
                          -----------  ----------  -----------  ------------  --------------  -----------  --------------
Total revenues..........     $180,343    $111,330      $53,626       $34,114       $(28,647)          $--        $350,766
Operating income
  (loss)................    $(19,035)    $(7,267)     $(1,205)        $(176)        $(1,538)    $(11,511)       $(40,732)
                          -----------  ----------  -----------  ------------  --------------  -----------  --------------
Identifiable assets.....     $162,654    $116,174      $33,522       $21,956       $(60,471)     $104,730        $378,565
                          ===========  ==========  ===========  ============  ==============  ===========  ==============

                      QUARTERLY FINANCIAL INFORMATION
                   (in thousands, except per share data)
                                (unaudited)



                                                                              Quarter Ended
                                              ------------------------------------------------------------------------------
                                                 March 31,          June 30,           September 30,         December 31,
                                              ---------------     -------------      -----------------     -----------------
1994
Total revenues...............................         $85,299           $82,668                $83,543               $96,784
Gross margin.................................         $59,234           $57,333                $57,526               $67,381
Operating income.............................          $4,989            $5,466                 $4,753               $13,252
Net income...................................          $4,612            $4,851                 $5,067               $13,007
Net income per common and common                         $.09              $.09                   $.10                  $.25
  equivalent share...........................
1993
Total revenues...............................         $82,639           $88,416                $84,950               $83,770
Gross margin.................................         $52,371           $56,214                $56,378               $54,620
Operating income (loss)......................         $(3,317)             $633                 $1,888              $(28,596)
Net income (loss)............................         $(4,298)             $290                 $1,490              $(29,555)
Net income (loss) per common and                        $(.09)             $.01                   $.03                 $(.63)
  common equivalent share....................

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1996.

                                 MENTOR GRAPHICS CORPORATION


                                 By RICHARD TREBING
                                    -------------------------------------------
                                    Richard Trebing
                                    Corporate Controller and
                                    Chief Accounting Officer