Form 10-Q/A
period 1995-09-30
MENTOR GRAPHICS CORP
filed 1996-03-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A
                              AMENDMENT NO. 1




             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For the Quarter Ended September 30, 1995.           Commission File No. 0-13442

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

                        MENTOR GRAPHICS CORPORATION

                            Index to Form 10-Q/A
                              Amendment No. 1

PART I        FINANCIAL INFORMATION                                  Page Number
-----------------------------------                                  -----------

     Item 1.  Financial Statements.........................................3

         Consolidated Statements of Operations for the three months and nine months ended September 30, 1995 and 1994...............3

         Consolidated Balance Sheets as of September 30, 1995
           and December 31, 1994...........................................4

         Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1995 and 1994...................5

         Notes to Consolidated Financial Statements........................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............10

     Signatures   ........................................................16

                                   PART I

ITEM 1.       FINANCIAL STATEMENTS

                        MENTOR GRAPHICS CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                          -----------------------------     ------------------------------
                                                              1995             1994             1995              1994
                                                          ------------     ------------     -------------     ------------
REVENUES:
  System and software...................................       $47,290          $41,674          $137,182         $135,495
  Service and support...................................        48,038           39,693           137,639          110,944
                                                          ------------     ------------     -------------     ------------
          Total revenues................................        95,328           81,367           274,821          246,439
                                                          ------------     ------------     -------------     ------------
COST OF REVENUES:
  System and software...................................         7,955            7,871            24,392           24,332
  Service and support...................................        19,867           16,485            58,250           47,315
                                                          ------------     ------------     -------------     ------------
          Total cost of revenues........................        27,822           24,356            82,642           71,647
                                                          ------------     ------------     -------------     ------------
          Gross margin..................................        67,506           57,011           192,179          174,792
                                                          ------------     ------------     -------------     ------------
EXPENSES:
  Research and development..............................        18,628           16,469            53,431           50,035
  Marketing, general and administration.................        35,118           33,124           107,755          106,884
  Restructuring adjustment..............................            --          (5,600)           (2,040)          (5,600)
  Merger related charges................................            --            8,265               800            8,265
                                                          ------------     ------------     -------------     ------------
          Total expenses................................        53,746           52,258           159,946          159,584
                                                          ------------     ------------     -------------     ------------
OPERATING INCOME........................................        13,760            4,753            32,233           15,208
  Other income, net.....................................           874            1,214             3,862            2,122
                                                          ------------     ------------     -------------     ------------
     Income before income taxes.........................        14,634            5,967            36,095           17,330
  Provision for income taxes............................         1,760              900             4,790            2,800
                                                          ------------     ------------     -------------     ------------
     Net income.........................................       $12,874            5,067           $31,305          $14,530
                                                          ============     ============     =============     ============
     Net income per common and common
        equivalent share................................          $.23             $.10              $.57             $.28
                                                          ============     ============     =============     ============
  Weighted average number of common and
     common equivalent shares outstanding...............        56,025           51,872            55,323           51,966
                                                          ============     ============     =============     ============

   See accompanying notes to unaudited consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                                                    As of                  As of
                                                                                September 30,          December 31,
                                                                                     1995                  1994
                                                                              ------------------     -----------------
                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................           $154,419              $130,676
  Short-term investments.....................................................             31,425                 7,180
  Trade accounts receivable, net.............................................             76,755                82,285
  Other receivables..........................................................              2,772                 4,853
  Prepaid expenses and other.................................................             13,253                13,012
                                                                              ------------------     -----------------
          Total current assets...............................................            278,624               238,006
PROPERTY, PLANT AND EQUIPMENT, NET...........................................             94,442                97,701
CASH AND INVESTMENTS, LONG-TERM..............................................             30,000                30,000
OTHER ASSETS.................................................................             29,436                28,090
                                                                              ------------------     -----------------
          Total assets.......................................................           $432,502              $393,797
                                                                              ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                                                                              ==================     =================
  Short-term borrowings......................................................             $8,815                $8,450
  Accounts payable...........................................................              7,979                11,570
  Income taxes payable.......................................................             13,329                12,793
  Accrued and other liabilities..............................................             45,296                48,765
  Deferred revenue...........................................................             21,216                17,649
                                                                              ------------------     -----------------
          Total current liabilities..........................................             96,635                99,227
LONG-TERM DEBT...............................................................             52,589                53,625
OTHER LONG-TERM DEFERRALS....................................................                839                 1,877
                                                                              ------------------     -----------------
          Total liabilities..................................................            150,063               154,729
                                                                              ------------------     -----------------
STOCKHOLDERS' EQUITY:
  Common stock...............................................................            266,525               254,271
  Accumulated deficit........................................................              2,346              (27,877)
  Foreign currency translation adjustment....................................             13,568                12,674
                                                                              ------------------     -----------------
          Total stockholders' equity.........................................            282,439               239,068
                                                                              ------------------     -----------------
          Total liabilities and stockholders' equity.........................           $432,502              $393,797
                                                                              ==================     =================

   See accompanying notes to unaudited consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         -------------------------------
                                                                                                  1995              1994
                                                                                         -------------     -------------
OPERATING CASH FLOWS:
  Net Income............................................................................       $31,305           $14,530
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment.....................        18,723            18,674
     Deferred taxes.....................................................................       (2,172)              (54)
     Amortization of other assets.......................................................         6,413             5,390
     Charge for in-process R&D..........................................................           400             8,265
     Restructuring adjustment...........................................................       (2,040)           (5,600)
  Changes in operating assets and liabilities:
     Trade accounts receivable..........................................................         5,838             2,061
     Prepaid expenses and other assets..................................................         2,226           (1,544)
     Accounts payable...................................................................       (3,622)           (4,978)
     Accrued liabilities................................................................         (226)           (5,790)
     Other liabilities and deferrals....................................................         3,482             2,898
                                                                                         -------------     -------------
          Net cash provided by operating activities.....................................        60,327            33,852
                                                                                         -------------     -------------
INVESTING CASH FLOWS:
     Maturities (purchases) of short-term investments...................................      (24,170)             9,314
     Purchases of property and equipment................................................      (14,957)           (8,425)
     Capitalization of software development costs.......................................       (5,002)           (4,064)
     Purchase of businesses.............................................................       (3,820)           (9,345)
     Purchase of technology.............................................................            --           (1,770)
                                                                                         -------------     -------------
          Net cash used by investing activities.........................................      (47,949)          (14,290)
                                                                                         -------------     -------------
FINANCING CASH FLOWS:
     Proceeds from issuance of common stock.............................................        14,504             7,627
     Repurchase of common stock.........................................................       (2,250)                --
     Increase (decrease) in short-term borrowings.......................................           339           (4,826)
     Repayment of long-term debt........................................................       (1,038)           (2,982)
     Adjustment for pooling of interests................................................         (331)               899
     Cash Distribution..................................................................            --           (1,848)
                                                                                         -------------     -------------
          Net cash provided (used) by financing activities..............................        11,224           (1,130)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS..........................................................................           141             2,969
                                                                                         -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................................................        23,743            21,401
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................       130,676            95,958
                                                                                         -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................      $154,419          $117,359
                                                                                         =============     =============

   See accompanying notes to unaudited consolidated financial statements.

                        MENTOR GRAPHICS CORPORATION

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

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

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." Statement No. 121 provides specific guidance regarding when impairment of Long-Lived assets such as plant, equipment and certain intangibles including goodwill and capitalized technology should be recognized and how impairment losses of such assets should be measured. The Company is preparing to adopt Statement No. 121 in January 1996 and expects the impact on its Statements of Operations and Financial Position will not be material.

2.       ACQUISITIONS

         On May 4, 1995, the Company completed the acquisition of Axiom Datorer Skandinavien AB (Axiom), headquartered in Stockholm, Sweden. Axiom is primarily engaged in developing, marketing and supporting software library tools used to model electronic components primarily for the printed circuit board and to a lesser extent the application specific integrated circuit markets of the electronic design automation (EDA) industry. Axiom's product offerings are complementary to the Company's current broad line of EDA tools and systems. The total purchase price was $480 in addition to Axiom's net deficit of $413 for a total acquisition cost basis of $893. The transaction was accounted for as a purchase, and therefore, the Consolidated Balance Sheet of Axiom has been included in the accompanying Consolidated Balance sheets as of June 30, 1995. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in- process R&D of $400, goodwill capitalization of $398 and technology capitalization of $95. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Axiom's in-process product development that had not reached technological feasibility. The goodwill costs will be amortized over a three year period to R&D expense primarily to recognize the value of the development work-force acquired. The technology costs will be amortized over a three year period to system and software cost of revenues. Financial results subsequent to the acquisition date have been included in the Consolidated Statements of Operations and Cash Flows. The separate operational results of Axiom were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.

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

3.       RESTRUCTURING

         Implementation of the Company's restructuring plan which was approved by management in December of 1993 and modified in 1994, continued during 1995. During the second quarter of 1995, the Company recorded a $2,040 restructure adjustment which is summarized below:

                                                             Nine Months
                                                                Ended
                                                            September 30,
                                                                 1995
                                                           -----------------
Employee severance and relocation..........................          $(1,540)
Asset write-offs and product discontinuance costs..........             (500)
                                                           -----------------
Total......................................................          $(2,040)
                                                           =================

         The adjustment was primarily associated with the 1993 charge and was mainly the result of reduced estimates for severance costs associated with replacement and globalization of the Company's information systems. Information system implementation delays culminated when a key project plan milestone was missed during the quarter, resulting in lower estimated costs for write-offs of old equipment due to prolonged in-service periods. In addition, certain actions associated with a product discontinuance plan were not taken when management determined that the technology could be used by the Company's consulting organization and sold as a custom integrated service rather than as a commercial design tool.

         Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance of employees, product discontinuance activities, and facility closure activities. Remaining severance and relocation accruals are for continued changes in product development and field sales organizations. Senior management changes in both organizations were finalized in the second half of 1995 which should accelerate implementation of the final stages of the restructuring plan. In addition, costs associated with globalization of the Company's information systems remain accrued until the new system is implemented in 1996. The following is a summary of the major elements of the remaining restructure accrual:


                                                                                    As of
                                                                                September 30,          December 31,
                                                                                     1995                  1994
                                                                              ------------------     -----------------
Employee severance...........................................................             $3,324                $6,924
Employee relocation..........................................................                 64                   264
Asset write-offs and product discontinuance costs............................              1,859                 3,058
Facilities closure and consolidation.........................................              1,213                 1,651
                                                                              ------------------     -----------------
Total........................................................................             $6,460               $11,897
                                                                              ==================     =================

         Approximately $6,000 of the December 1994 restructuring accrual of $11,897 should result in cash outflows in 1995. For the first nine months of 1995, restructure related cash outflows were approximately $3,400, in addition to the second quarter adjustment of $2,040. For the fourth quarter of

1995, disbursements are anticipated to be approximately $2,500. The remaining accrual of approximately $4,000 is expected to be disbursed in the first half of 1996.

4.       CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

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

5.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following provides additional information concerning cash flow activities:

                                                             Nine Months Ended
                                                               September 30,
                                                  ---------------------------------------
                                                           1995                      1994
                                                  -------------               -----------
Interest paid....................................        $1,671                    $1,686
Income taxes paid, net of refunds................        $5,951                    $2,054

6.       STOCK REPURCHASE

         In August, 1995 the Company's Board of Directors approved a plan to repurchase, from time to time over the next eighteen months on the open market, up to $50,000 in market value of the Company's common shares. During the third quarter of 1995, the Company repurchased 110 shares on the open market with a market value of $2,250. All 110 shares repurchased during the third quarter of 1995 were subsequently re-issued through the Company's stock option plan exercises prior to consummation of the October 16, 1995 acquisition of Precedence Incorporated (Precedence) described in
Note 7.

7.       SUBSEQUENT EVENTS

         On October 16, 1995, the Company issued 735 shares of its common stock for all outstanding common stock of Precedence headquartered in Santa Clara, California. Precedence is primarily engaged in developing, marketing and supporting simulation backplane technology and co-simulation solutions for the electronic design automation industry. Precedence's product offerings are complementary to the Company's current broad line of EDA tools and systems. the Company accounted for this transaction as a pooling of interest. Since the acquisition was consummated subsequent to September 30, 1995, the results of Precedence are not included in the Consolidated Financial Statements. The Company's prior year financial statements will not be restated due to the relative materiality of Precedence's separate financial statements for 1994 and prior. In addition, the separate operating results of Precedence are not material compared to the Company's overall results of operations, and accordingly, pro forma financial statements of the combined entities have been omitted.

         On October 9, 1995, the Company entered into a merger agreement with Microtec, headquartered in Santa Clara, California. Under terms of the Agreement, which is subject to approval by the shareholders of Microtec and certain other conditions, the Company will issue an estimated 6,500 shares of its common stock for all outstanding common stock of Microtec. The Company anticipates that the transaction will be completed on or about February 1, 1996. When consummated, the merger will be accounted for as a pooling of interests. Microtec is primarily engaged in developing and marketing products to optimize the development and operation of embedded systems across hardware/software boundaries. Microtec's integrated software product solutions enable embedded systems developers to increase productivity, thereby decreasing costs of product development and reducing time-to-market for new products. Microtec's product offerings are complementary to the Company's current broad line of EDA tools and systems. Since the acquisition has not been consummated, the results of Microtec are not included in the Company's Consolidated Financial Statements.

         The following is a summary of certain information concerning pro forma consolidated financial information for the Company and Microtec for the interim periods presented:


                                                            Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                     --------------------------------      -------------------------------
                                                         1995                1994              1995              1994
                                                     -------------       ------------      -------------     -------------
Total revenues......................................      $106,737            $92,204           $309,681          $278,562
Operating income....................................        14,428              6,090             35,320            18,995
Net income..........................................       $13,398             $6,050            $33,974           $17,155
Net income per share................................         $0.21              $0.10              $0.55             $0.30
Shares used in per share calculations...............        62,494             57,599             61,767            57,620

         The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All numerical references are in thousands, except for percentages)

RESULTS OF OPERATIONS

System and Software Revenues and Gross Margins

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

         System and software revenues experienced only modest growth in the first nine months of 1995 versus the same period of 1994 due to a one-time contract which yielded approximately $11,000 in the first quarter of 1994. The acquisitions of Anacad, Exemplar Logic, Inc. (Exemplar) and Axiom Datorer Skandinavian AB (Axiom) contributed approximately $5,400 of system and software revenues for the first nine months of 1995 compared to zero for the same period a year ago. In addition, a general weakening of the U.S. dollar of approximately 3% to 4%, resulted in higher reported system and software revenues due to translation of local currency activity to U.S. dollars for the first nine months of 1995 versus 1994.

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

         Increasingly Mentor Graphics seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate Mentor Graphics' strategic requirements including filing gaps in existing products and technologies, eliminating dependencies on third parties and creating avenues into new lines of business. During the fourth quarter of 1995 Mentor Graphics announced the acquisition of Precedence Incorporated (Precedence) and entered into a merger agreement with Microtec which is pending approval by the shareholders of Microtec and certain other conditions. Both transactions are expected to be accounted for as a pooling of interests. The impact of these acquisitions are not reflected in the accompanying financial statements since the transactions were not consummated during the third quarter of 1995.

         System and software gross margin levels are dependent on such factors as third party software content for which royalties are paid, lower margin hardware revenue levels, and amortization of previously capitalized software development costs and purchased technology costs. Third party software royalty costs have been favorably impacted by acquisitions of third parties where existing agreements were in place. Mentor Graphics continues to have other third party contracts that contribute varying levels of revenues and cost of revenues quarter to quarter. Similar to Anacad, Exemplar and MTI, the fourth quarter 1995 Precedence acquisition represents a business combination where a third party agreement was in place. Future trends of third party revenue content are difficult to predict since they are dependent on such variables as new third party agreements, potential acquisitions of third parties where existing agreements are in place, and varying levels of customer demand for third party product offerings.

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

Service and Support Revenues and Gross Margins

         Service and support revenues for the third quarter of 1995 were $48,038, representing an increase of $8,345 or 21% from the comparable quarter of 1994. For the first nine months of 1995, service and support revenues totaled $137,639, representing an increase of 24% from the same period of 1994.

         Growth in software support revenue is attributable to growth in Mentor Graphics' installed customer base, acquisitions of Anacad and Exemplar, and favorable effects of currency fluctuations. Mentor Graphics continues to experience increases of installed customer base due to improved and expanded software product offerings. In addition, a general weakening of the U.S. dollar resulted in higher reported software support revenues due to translation of local currency activity to U.S. dollars for the first nine months of 1995 versus 1994. Since growth in software support is dependent on continued success of the software product offerings, increases in Mentor Graphics' installed customer base, and the impact of acquisitions, future software support revenue levels are difficult to predict.

         Professional and other service revenues for the third quarter of 1995 were approximately $12,200, an increase of 51% from the comparable quarter of 1994. For the first nine months of 1995, professional and other service revenues totaled approximately $37,100, an increase of 51% from the same period of 1994. Overall professional service revenues are expected to continue to grow. In particular, integrated circuit technology center
(ICTC) custom design services are experiencing increased demand. Over the past year, Mentor Graphics has added resources to the ICTC business in response to the increased demand resulting in higher revenue levels as more design contracts are completed.

         Service and support gross margins were 59% and 58% for the quarters ended September 30, 1995 and 1994, respectively and 58% and 56% for the first nine months of 1995 and 1994, respectively. Service and support gross margins were favorably impacted by higher software support revenue volume and unfavorably impacted by professional service volume. Consistent with consulting and training business models, gross margins generated by Mentor Graphics professional service activities have been and are expected to continue to be lower than software support. Professional service gross margins improved for the quarter and year to date but remain substantially lower than software support. Future service and support gross margins are expected to be lower as growth in the professional service business is expected to be higher than growth in software support.

Operating Expenses

         The following summarizes research and development (R&D) expenses:


                                                               Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                         ------------------------------      -----------------------------
                                                             1995              1994              1995             1994
                                                         -------------     ------------      ------------     ------------
Gross R&D...............................................       $20,570          $17,460           $58,433          $54,099
Capitalized R&D.........................................       (1,942)            (991)           (5,002)          (4,064)
                                                         -------------     ------------      ------------     ------------
Net R&D.................................................       $18,628          $16,469           $53,431          $50,035
                                                         =============     ============      ============     ============

         Higher gross R&D expenses are attributable to merger and acquisition activity and accelerating depreciation of file-server equipment used by Mentor Graphics' engineers, off-set by lower base business head count. The acquisitions of Anacad, Exemplar and Axiom resulted in additional R&D expenses of approximately $4,400 in the first nine months of 1995, compared to zero in the same period of 1994. Mentor Graphics accelerated depreciation on the remaining book value of its Wilsonville file-server environment in the third quarter of 1995 which resulted in a one-time charge to R&D of $1,440. Through an evaluation of the file- server environment, Mentor Graphics determined that changes in technology had rendered the existing equipment obsolete. R&D expenses are expected to increase as new business combinations are consummated in the fourth quarter of 1995.

         During the third quarter and the first nine months of 1995, marketing, general and administration (MG&A) expenses were $35,118 and $107,755, respectively, compared to $33,124 and $106,884 for the same periods of 1994, respectively. The increase in MG&A expenses is principally attributable to merger and acquisition activity discussed above, off-set by lower base business head count. The acquisitions of Anacad, Exemplar and Axiom resulted in additional MG&A expenses of approximately $5,800 in the first nine months of 1995, compared to zero in the same period of 1994. In 1994, Mentor Graphics streamlined its North American, European and Japanese organizations to improve the ratio of selling and administrative expense compared to regional revenue levels. This process was executed throughout 1994 resulting in lower expense levels as the year progressed. In addition, corporate administrative costs have been reduced. MG&A expenses are expected to increase in the fourth quarter of 1995 as new business combinations are consummated and selling costs increase due to a seasonally strong quarter.

Merger Related Charges

         Merger related charges are the result of a write-off of in-process R&D of $400 associated with the Axiom transaction and $400 in expenses primarily associated with the acquisition of Exemplar for services rendered to facilitate completion of the merger agreement and severance costs. On May 4, 1995, Mentor Graphics completed the acquisition of Axiom. The total purchase price of Axiom was $480 in addition to Axiom's net deficit of $413 for a total acquisition cost basis of $893. The acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a one-time charge for in-process R&D of $400, capitalization of goodwill of $398 and capitalization of technology of $95. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Axiom's in-process product development that had not reached technological feasibility. On May 31, 1995, Mentor Graphics completed the merger with Exemplar. The transaction was accounted for as a pooling of interests. Mentor Graphics' prior year financial statements were not restated due to relative materiality of Exemplar's separate financial statements for 1994 and prior years. It is expected that merger related charges associated with the acquisitions will result in a fourth quarter charge of approximately $1,000. In addition, as a result of the Merger with Microtec, Mentor Graphics expects to incur a merger charge totaling between $3,000 and $4,000 in the first quarter of 1996. The costs associated with such charges include elimination of duplicate facilities, severance costs related to the termination of certain employees, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.

Restructuring Costs

         Implementation of Mentor Graphics' restructuring plan which was approved by management in December of 1993 and modified in 1994, continued during 1995. During the second quarter of 1995, Mentor Graphics recorded a $2,040 restructure adjustment. The adjustment was primarily associated with the 1993 charge and was mainly the result of reduced estimates for severance costs associated with replacement and globalization of Mentor Graphics' information systems. Information system implementation delays culminated when a key project plan milestone was missed during the quarter, resulting in lower estimated costs for write-offs of old equipment due to prolonged in-service periods. In addition, certain actions associated with a product discontinuance plan were not taken when management determined that the technology could be used by Mentor Graphics' consulting organization and sold as a custom integrated service rather than as a commercial design tool.

         Costs remaining to be incurred in executing the restructuring plan consist primarily of direct costs associated with severance of employees, product discontinuance activities, and facility closure activities. Remaining severance and relocation accruals are for continued changes in product development and field sales organizations. Senior management changes in both organizations were finalized in the second half of 1995 which should accelerate implementation of the final stages of the restructuring plan. In addition, costs associated with globalization of Mentor Graphics' information systems remain accrued until the new system is implemented in 1996.

         Approximately $6,000 of the December 1994 restructuring accrual of $11,897 should result in cash outflows in 1995. For the first nine months of 1995, restructure related cash outflows were approximately $3,400, in addition to the second quarter adjustment of $2,040. For the fourth quarter of 1995, disbursements are anticipated to be approximately $2,500. The remaining accrual of approximately $4,000 is expected to be disbursed in the first half of 1996.

Other Income (Expense)

         During the third quarter and the first nine months of 1995, other income was $874 and $3,682, compared to other income of $1,214 and $2,122 for the same periods of 1994, respectively. Interest income from investments was $1,975 and $5,983 for the third quarter and first nine months of 1995, respectively, compared to $1,369 and $3,452 for the same periods of 1994. The increase in interest income is primarily attributable to higher average cash, cash equivalents and short term investments outstanding during the comparable quarters. During the third quarter and first nine months of 1995, interest expense amounted to $679 and $1,785, respectively, up from $351 and down from $1,855 for the comparable periods in 1994. In addition, Mentor Graphics experienced a net loss from foreign currency transactions of $335 and $181 during the third quarter and first nine months of 1995, respectively, compared to a net gain of $194 and $141 during the same periods a year ago.

Provision for Income Taxes

         The provision for income taxes amounted to $1,760 for the quarter ended September 30, 1995, as compared to $900 for the same period in 1994. For the first nine months of 1995, the provision for income taxes was $4,790 compared to $2,800 for the same period a year ago.

         Effective January 1, 1993 Mentor Graphics adopted Statement No. 109, "Accounting for Income Taxes." At that time a valuation allowance for certain current deferred tax assets, and net operating loss and tax credit carryforwards was established. The valuation allowance as of December 31, 1994 was $46,213, of which $1,974 was related to deferred tax assets of Mentor Graphics' Japanese subsidiary. The reserve was established when it was more likely than not that some portion of the deferred tax asset would not be realized. Based on current operating income levels before tax for Mentor Graphics' Japanese subsidiary, it has been determined that it is now more likely than not that the Japanese subsidiary's deferred tax assets will be realized. As such, the tax provision for the third quarter and the last nine months of 1995 has been adjusted for the reversal of the valuation allowance for the Japanese deferred tax assets. This reversal, in addition to changes in operating income forecasts for certain tax jurisdictions, results in a lower effective tax rate than was posted in the first quarter of 1995. Mentor Graphics' income tax position for each year combines the effects of available tax benefits in certain countries where Mentor Graphics does business, benefits from available net operating loss carrybacks, and tax expense for subsidiaries with pre-tax income. As such, Mentor Graphics' income tax position and resultant effective tax rate is uncertain for the remainder of 1995.

Effects of Foreign Currency Fluctuations

         Mentor Graphics experienced a net loss from foreign currency transactions of $335 and $181 during the third quarter and first nine months of 1995, respectively, compared to a net gain of $194 and $141 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which Mentor Graphics operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the Consolidated Balance Sheet at September 30, 1995, increased to $13,568 from $12,674 at the end of 1994. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year end 1994.

         During the third quarter of 1995, Mentor Graphics entered into a three year forward contract to stabilize the currency effects on a portion of Mentor Graphics' net investment in its Japanese subsidiary. The contract to sell Yen 2.2 billion will guarantee Mentor Graphics $25,400 at the contract's expiration. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of the stockholders' equity section of the Consolidated Balance Sheet. The result is a partial off-set of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contract should not impact current or future Consolidated Statements of Operations.

         During the period from December 31, 1994 to September 30, 1995, the U.S. dollar weakened approximately 1% against the Japanese yen and 6% against the European currencies. Generally, a weakening of the U.S. dollar makes Mentor Graphics' products less expensive in foreign markets, which has a positive impact on Mentor Graphics' revenues over time. In addition, a weakening U.S. dollar results in higher reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

         Mentor Graphics generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, Mentor Graphics' business and operating results may be impacted by the effects of future foreign currency fluctuations.

Fourth Quarter

         Mentor Graphics anticipates that net income per share for the fourth quarter of 1995 will be within the average range of street estimates of financial analysts. Mentor Graphics believes such range to be approximately $.30-$.35 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Investments

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

Trade Accounts Receivable

         Trade accounts receivable decreased to $76,755 at September 30, 1995 form $82,285 at year end 1994. This decrease was attributable to a more evenly distributed shipment pattern during the first nine months of 1995 compared to the fourth quarter of 1994. As a result, a higher percent of shipments made during the third quarter of 1995 were converted into cash collections before the period ended.

Other Assets

         Other assets increased to $29,436 at September 30, 1995 from $28,090 at year-end 1994. Net capitalized software development costs increased by $1,349 as capitalization and amortization were $5,002 and $3,653, respectively, during the first nine months of 1995. This increase was also attributable to the purchase of Axiom for $493 and $1,990 spent on investment in other technology companies in which Mentor Graphics owns a minority interest. This increase in other assets was offset by amortization of goodwill and purchased technology of $2,760.

Capital Resources

         Total capital expenditures increased to $14,957 through September 30, 1995, compared to $8,425 for the same period of 1994. The increase in capital expenditures is primarily a result of costs associated with a new global information system. These expenditures will continue as the year progresses. As a result of the Merger with Microtec, Mentor Graphics expects to incur a merger charge totaling between $3,000 and $4,000. The expected cash outflow associated with this charge is expected to occur over the next twelve months. Mentor Graphics anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 13, 1996.

                                 MENTOR GRAPHICS CORPORATION


                                 By RICHARD TREBING
                                    ---------------------------------------
                                    Richard Trebing
                                    Corporate Controller and Chief
                                      Accounting Officer