Form 10-K
period 1995-12-31
MENTOR GRAPHICS CORP
filed 1996-03-27
CIK 701811

Form 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes X    No
                                                       ----    -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $867,360,450 on March 1, 1996, based upon the last price of the Common Stock on that date reported in the NASDAQ National Market System. On March 1, 1996 there were 60,867,400 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

                     DOCUMENTS INCORPORATED BY REFERENCE

      Document                                  Part of Form 10-K into
      --------                                  which incorporated
                                                ----------------------

Portions of 1995 Annual Report to               Parts I, II and IV
Shareholders

Portions of the 1996 Proxy Statement            Part III

                                   PART I

Item 1.  Business


                                  General

Mentor Graphics is a leading supplier of electronic design automation ("EDA") systems -- advanced computer software used to automate the design, analysis and testing of electronic systems. Mentor Graphics is also a leader in providing services which augment its product offering and provide overall EDA solutions to its customers. Mentor Graphics markets its products primarily to large companies in the semiconductor, aerospace, computer, telecommunications, automotive and consumer electronics industries. Customers use Mentor Graphics' software in the design of such diverse products as supercomputers, automotive electronics, missile guidance systems, signal processors and personal computers. Mentor Graphics sells and licenses its products primarily through its direct sales force in North America, Europe and Asia, and through distributors in territories where the volume of business does not warrant a direct sales presence. Mentor Graphics was incorporated in Oregon in 1981 and its common stock is traded in the NASDAQ National Market System under the symbol MENT. Mentor Graphics' executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is
(503) 685-7000.

                                  Products

Mentor Graphics designs, manufactures, markets and supports EDA software for systems which may either be or contain integrated circuits ("ICs"), application specific integrated circuits ("ASICs"), field programmable gate arrays ("FPGAs"), printed circuit boards ("PCBs") and multichip modules ("MCMs"). Current EDA processes must manage the speed, density and reliability tradeoffs necessary to allow customers to quickly create and test high performance IC and electronic system designs and, as a result, shorten product time-to-market. Mentor Graphics' software products enable engineers to design, analyze, place and route, and test electronic systems and subsystems prior to creating hardware prototypes. Mentor Graphics provides a full suite of software tools covering the entire EDA design flow, as well as high-performance software tools that can be used in other EDA vendor design environments. Mentor Graphics believes that its products help customers reduce development time while producing high quality, innovative hardware products. Mentor Graphics markets and supports worldwide over 150 software products for i) IC design flow, ii) ASIC/FPGA design flow, and iii) MCM/PCB design flow.

Mentor Graphics' IC design flow products allow customers to create designs for ICs. "ICs" are high performance circuits with customized logic layers which generally allow for denser designs, increased functionality and better optimization than ASICs. IC design flow products allow designers to specify an IC design and check the design for errors, "layout" the electrical components of the design in a way that balances IC performance and the size of the IC used, and finally, create output which is used to direct the manufacturing and testing of the IC. Mentor Graphics products within the IC design flow include IC design and layout tools such as MS Analyzer, Cell Builder, GDT, IC Station, MicroRoute, AutoLogic II, QuickHDL, FastScan, and FlexTest, as well as power management and analog and analog/mixed signal design solutions. Mentor Graphics is able to connect its ASIC/FPGA and MCM/PCB design products with its IC design products to create a continuum of automation from the system level to the IC level.

Mentor Graphics' ASIC/FPGA design products allow customers to create designs for ASICs and FPGAs. "ASICs" are special integrated circuits with standard logic layers which are customized by interconnect layers. The standard logic layers allow ASICs to be designed faster and manufactured at a lower cost for small unit volumes than traditional ICs. "FPGAs", as the name suggests, are circuits that can be programmed to include different functionality at the point of manufacturing or during system startup. ASIC/FPGA design products allow designers to simulate designs to ensure that they possess the required performance and functionality, to test the design for errors, and to create output which will allow the design to be manufactured and tested. Mentor Graphics' products within the system design flow include BSDArchitect, DFTAdvisor, FastScan, FlexTest, QuickVHDL, System Design Station, System Architect, DSP Station, Top-Down Design Solver, AutoLogic II, FPGA Station and Idea Station.

MCM/PCB design flow tools allow customers to determine the functionality of a MCM/PCB. "MCMs" may be thought of as several ICs or ASICs mounted together in a single package. "PCBs", a common way of packaging electronic circuits, are epoxy type "boards" upon which ICs, ASICs and discrete components such as resistors and capacitors are mounted. MCM/PCB design flow tools allow designers to select from a library of parts to be included in the MCM/PCB, to simulate and test the performance of the MCM/PCB, to test for manufacturability, thermal analysis and signal integrity, and to output data which will allow the MCM/PCB to be manufactured. Products within the MCM and PCB design flows include Board Station, MCM Station, Hybrid Station, AutoTherm MCM, AutoFlow, Logical Cable, Physical Test
Manager: SITE, Manufacturing Advisor and EngineerView.

Mentor Graphics believes that as computers, telecommunications, and consumer devices converge into portable and hand-held products, systems-on-silicon -- entire computer systems, both hardware and software, on a single IC or ASIC -- will become a major product paradigm and will soon account for a substantial number of design starts. As a result, increasingly complex EDA technology will be required to design hardware/software systems. Designs will be smaller and more densely packed with components. In May 1995, Mentor Graphics announced its Systems-on-Silicon Initiative (SoS Initiative), a company-wide program created to meet the growing challenge of designing systems on a single IC or ASIC. The SoS Initiative targets the challenge of creating entire systems on silicon, including design reuse, design creation and simulation at very high levels of abstraction, fully integrated design processes that support multiple design styles and technologies, hardware/software co-design, power management, and timing analysis. Under the SoS Initiative program, the research and development groups of Mentor Graphics are expected to contribute specific technology and expertise to meet the SoS Initiative's long-term goal of fully tested EDA design processes that support the entire design cycle for systems-on-silicon. These new technologies are also expected to impact Mentor Graphics' products targeted at IC, ASIC, FPGA, MCM and PCB designs.

With the closing of its acquisition of Microtec Research, Inc. in January 1996, Mentor Graphics has broadened its EDA product offering to include software development tools, real-time operating systems and software connectivity products. These newly acquired products facilitate the development and operation of embedded software required by microprocessor-based products.

                                 Platforms

Mentor Graphics' software products run primarily on UNIX workstations in a broad range of price and performance levels, including workstations manufactured by Hewlett-Packard Company, Sun Microsystems, Inc., Digital Equipment Corporation, and International Business Machines Corporation
(IBM). These computer manufacturers have a substantial installed base of workstations, and make frequent introductions of new products. A limited number of Mentor Graphics' software products also support personal computers running Microsoft Windows 95 and Windows NT operating systems. Mentor Graphics anticipates that it will introduce additional products which will run under Microsoft Windows 95 and Windows NT operating systems during 1996 and 1997.

                            Marketing and Sales

Mentor Graphics' marketing strategy emphasizes customer support, professional consulting services, a strong direct sales force and large corporate account penetration in the semiconductor, aerospace, computer, telecommunications, automotive and consumer electronics industries. Customers use Mentor Graphics' products in the design of such diverse products as supercomputers, automotive electronics, missile guidance systems, signal processors, personal computers, gallium arsenside circuits, microprocessors, telecommunication switching systems and wireless communication products.

Mentor Graphics sells and licenses its products primarily through its direct sales force in North America, Asia and Europe. Mentor Graphics also licenses its products through distributors in territories where the volume of business is not sufficient to warrant a direct sales presence. During the years ending December 31, 1995 and 1994, sales outside of North America accounted for 48 and 46 percent, respectively, of total sales. Additional information relating to foreign and domestic operations is contained in
Note 14 of Notes to Consolidated Financial Statements on page 35 of the 1995 Annual Report to Shareholders and is incorporated by this reference. Fluctuating exchange rates and other factors beyond Mentor Graphics' control, such as tariff and trade policies, domestic and foreign tax and economic policies and the relative stability of international economic and monetary conditions are expected to continue to affect the level and profitability of sales outside the United States.

Mentor Graphics also licenses products through its newly created subsidiary, Antares Corporation ("Antares"). Antares was established to focus on high quality, lower cost tools for the UNIX and Microsoft Windows market. It does not use the Mentor Graphics sales force, but relies instead on telesales and value added resellers. Mentor Graphics' recently acquired Model Technology and Exemplar Logic subsidiaries have been combined to form Antares. Antares is currently wholly owned by Mentor Graphics, but over time, Mentor Graphics plans to issue approximately 10% of Antares' stock to Antares employees through an equity incentive program.

Mentor Graphics' OpenDoor program coordinates and supports the integration of third party EDA software tools, both commercial products and tools developed by customers for their own internal use, into Mentor Graphics' design environment. Under this program, Mentor Graphics enables OpenDoor participant companies to develop interfaces from their products to Mentor Graphics products. OpenDoor participants select from a range of integration technologies to achieve an optional degree of integration for their products. There are now approximately 140 OpenDoor participants.

No material portion of Mentor Graphics' business is dependent on a single customer. Mentor Graphics has traditionally experienced some seasonal fluctuations in receipts of orders, which are typically stronger in the second and fourth quarters of the year. As is typical of many other companies in the electronics industry, Mentor Graphics generally ships its products to customers within 10 to 90 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

Mentor Graphics' backlog of firm orders was approximately $53.9 million on December 31, 1995 as compared to $46.5 million on December 31, 1994. This backlog includes products not shipped and unfulfilled professional services and training. The Company does not track backlog for support services. Support services are typically delivered under annual contracts which are accounted for on a prorata basis over the twelve month term of each contract. Substantially all of the December 31, 1995 backlog of orders is expected to ship during 1996.

Mentor Graphics sells and licenses its products and some third party products pursuant to purchase and license agreements. Mentor Graphics schedules deliveries only after receipt of purchase orders under these agreements.

                          Manufacturing Operations

Mentor Graphics' manufacturing operations primarily consist of reproduction of Mentor Graphics' software and documentation. In North America, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major west coast sites. Software and documentation distribution centers in The Netherlands, Japan and Singapore serve their respective regions. Mentor Graphics uses a manufacturing resource planning system to control its inventories and logistic processes.

                            Product Development

The EDA market is competitive and characterized by rapid technological change. During the years ended December 31, 1995, 1994 and 1993, Mentor Graphics expensed approximately $72,692,000, $67,792,000 and $75,304,000 respectively, and capitalized approximately $7,241,000, $5,156,000 and $3,609,000, respectively, related to product development. Mentor Graphics also seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate Mentor Graphics' focused strategic requirements including filling gaps in existing products or technologies, eliminating dependencies on third parties and providing Mentor Graphics with an avenue into new lines of business.

                                 Suppliers

Mentor Graphics seeks to provide its customers with software that addresses the entire electronic system design process. Supplier products fill gaps in Mentor Graphics' existing product lines and allow it to offer products which are needed by customers but which are not core to Mentor Graphics' business. Supplier agreements are also used by Mentor Graphics to explore possible new lines of business. Although Mentor Graphics has supplier agreements with several large customers who do not wish to develop a specific internal technology into a commercial product, Mentor Graphics' suppliers are typically small niche companies which do not have adequate distribution channels for their products. Mentor Graphics maintains three different types of supplier relationships: (i) a simple remarketing relationship where the supplier's product is added to Mentor Graphics' price list and drop shipped to the customer directly from the supplier;
(ii) a partial integration relationship where the supplier's object code is packaged and shipped with other Mentor Graphics' products to the customer; and (iii) a fully integrated relationship where Mentor Graphics modifies or enhances the supplier's product before packaging and delivering it to the customer.

Supplier agreements are typically three year agreements with royalty payments based on a percentage of product revenue. They generally require an escrow of the supplier's source code. Customer support for supplier products is usually provided by Mentor Graphics with the supplier providing backup support and research and development in the event of a problem with the product itself.

                 Customer Support and Professional Services

Mentor Graphics has a worldwide organization to meet its customers' needs for software support. Mentor Graphics offers support contracts providing software updates and support. Most of Mentor Graphics' customers have entered into software support contracts. Mentor Graphics provides technical support for its products through a direct telephone support line and an on-line electronic communications system.

Mentor Graphics believes that delivery of professional services is a rapidly expanding segment of the EDA market. Mentor Graphics' Professional Services Division was established in 1987. This division's mission is to team with customers' design groups to increase productivity and reduce costs by assisting customers with methodology and process changes, tool refinements, design implementation and integration services. The Professional Services Division has a worldwide team of EDA professionals available for on-site customer consultation providing software and services for design data management and electronic parts data creation, design services for ASICs, ICs, MCMs and EDA network and design environment management and software integration.

                                Competition

The EDA industry is competitive and has been characterized by rapid technological advances in application software, operating systems and hardware. Mentor Graphics' principal competitors are Cadence Design Systems, Inc., Synopsys, Inc., Viewlogic Systems, Inc., COMPASS Design Automation, Inc., Zuken-Redac, Intergraph Corporation and numerous small companies.

Some of Mentor Graphics' competitors may have greater financial and marketing resources than Mentor Graphics. However, Mentor Graphics believes the main competitive factors in the EDA industry are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company's sales force, price, size of the installed base, level of customer support and professional services. Mentor Graphics believes that it generally competes favorably in these areas. Mentor Graphics can give no assurance, however, that it will have financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to compete successfully in the EDA market.

                                 Employees

Mentor Graphics and its subsidiaries employed 2,039 persons full time as of December 31, 1995. Mentor Graphics' success will depend in part on its ability to attract and retain employees who are in great demand. Mentor Graphics continues to enjoy good employee relations. No Mentor Graphics employees are represented by a collective bargaining unit.

                            Patents and Licenses

Mentor Graphics owns eleven United States patents and nine foreign patents covering portions of its technology. Mentor Graphics is currently seeking to patent more of the inventive technology which Mentor Graphics believes gives it a competitive advantage. Mentor Graphics presently has patent applications pending and intends to file additional patent applications in the future. While Mentor Graphics believes the pending applications relate to patentable devices, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although Mentor Graphics believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, Mentor Graphics believes that software patents are becoming increasingly important in the software industry.

Mentor Graphics regards its application software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. Mentor Graphics typically incorporates restrictions on disclosure, usage and transferability into its agreements with customers and other third parties.


Item 2.  Properties

Mentor Graphics' Wilsonville, Oregon facilities are located in six owned buildings on about 90 acres and take up approximately 387,500 square feet. All corporate functions, as well as a majority of research and development and domestic activities, operate from this site.

Mentor Graphics leases additional space in San Jose, California, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Mentor Graphics believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 1996.


Item 3.  Legal Proceedings

There are no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.

Executive Officers of Registrant

The following are the executive officers of the Company:


        Name                       Position                Age     Has Served As An
                                                                  Officer of Company
                                                                        Since

Walden C. Rhines     President, Chief Executive Officer    49            1993
                     and Director

James W. Martin      Executive Vice President              64            1996

R. Douglas Norby     Senior Vice President and Chief       60            1993
                     Financial Officer

Frank S. Delia       Vice President, Human Resources and   49            1983
                     the Workplace

Dean Freed           Vice President, General Counsel and   37            1995
                     Secretary

Richard Trebing      Corporate Controller and Chief        36            1996
                     Accounting Officer

Dennis Weldon        Treasurer                             47            1996

The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

      Dr. Rhines has served as Director, President and Chief Executive Officer of Mentor Graphics since October 1993. From 1972 to 1993, Dr. Rhines was employed by Texas Instruments Incorporated where he held a variety of technical and management positions and was most recently Executive Vice President of Texas Instruments Semiconductor Group. Dr. Rhines is currently a director of Cirrus Logic, Inc., and Triquint Semiconductor, Inc., both semiconductor manufacturers.

      Mr. Martin has served as Executive Vice President of Mentor Graphics since January 1996. From February 1994 to 1996, Mr. Martin served as Special Assistant to the President of Mentor Graphics. From 1962 to 1992, he was employed by Texas Instruments Incorporated where he held a variety of management positions and most recently served as Corporate Vice President and Executive Vice President of the Information Systems Group.

      Mr. Norby has served as Senior Vice President and Chief Financial Officer of Mentor Graphics since July 1993. From 1992 to 1993, he served as President and Chief Executive Officer of Pharmetrix Corporation. From 1985 to 1992 he was employed by Lucasfilm, Ltd. where he last held the position of President and Chief Operating Officer.

      Mr. Delia has served as Vice President, Human Resources and the Workplace since July 1995. From 1990 to July 1995, Mr. Delia served as Vice President, Chief Administrative Officer, General Counsel and Secretary of Mentor Graphics.

      Mr. Freed has served as Vice President, General Counsel and Secretary of Mentor Graphics since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of Mentor Graphics from April 1994 to July 1995, and was Associate General Counsel and Assistant Secretary from 1990 to April 1994. He has been employed by Mentor Graphics since January 1989.

      Mr. Trebing has served as Corporate Controller and Chief Accounting Officer since February 1996. Mr. Trebing served as Financial Planning and Reporting Manager from January 1995 to February 1996 and as a Divisional Controller from January 1994 to January 1995. From February 1992 to January 1994, Mr. Trebing served as a Finance Manager and from October 1989 to February 1992, as a Planning and Analysis Manager. Mr. Trebing has been employed by Mentor Graphics since October 1989.

      Mr. Weldon has served as Treasurer since February 1996. Mr. Weldon served as Director of Corporate Business Development from July 1994 to February 1996 and was a Director of Finance from January 1991 to July 1994. He has been employed by Mentor Graphics since July 1988.

                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company does not intend to pay dividends in the foreseeable future. Additional information required by this item is included under "Quarterly Financial Information" on page 37 and under the shareholder information included on page 39 of the Company's 1995 Annual Report to Shareholders.


Item 6.  Selected Financial Data

The information required by this item is included under "Selected
Consolidated Financial Data" on page 13 of the Company's 1995 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14-21 of the Company's 1995 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data

The financial statements are included in the Company's 1995 Annual Report to Shareholders on pages 22-36 and are indexed here under Item 14(a)(1). The supplementary data required by this item is included under "Quarterly Financial Information" on page 37 of the Company's 1995 Annual Report to Shareholders. See also the financial statement schedule appearing here as indexed under Item 14(a)(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 1996 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 7 under the caption "Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is included under "Compliance with
Section 16(a) of the Exchange Act" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by this item is included under "Compensation of Directors," and "Information Regarding Executive Officer Compensation" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The documents listed are included on pages indicated in the Company's 1995 Annual Report to Shareholders:


                                                                        Page
                                                                        ----
   (1)      Financial Statements

Consolidated Statements of Operations                                    22
Consolidated Balance Sheets                                              23
Consolidated Statements of Cash Flows                                    24
Consolidated Statements of Stockholders' Equity                          25
Notes to Consolidated Financial Statements                              26-36
Independent Auditors' Report                                             38

   (2)      Financial Statement Schedules

      The documents and schedule listed below are filed as part of this report on the pages indicated:


      Schedule                                                          Page
      --------                                                          ----

      II          Valuation and Qualifying Accounts                     13-14
      Independent Auditors' Report on Financial Statement Schedule      15

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

          B. Bylaws of the Company. Incorporated by reference to Exhibit 4B to the Company's Registration Statement on Form S-3 (Registration No. 33-56759).

    10. *A. 1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (1994 10-K).

        *B. Nonqualified Stock Option Plan.  Incorporated by reference to
        Exhibit 10.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (1989 10-K).

        *C. 1986 Stock Plan. Incorporated by reference to Exhibit 10.D to the Company's 1989 10-K.

        *D. 1987 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company's 1994 10-K.

        *E. Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors. Incorporated by reference to Exhibit B to the Company's 1987 Proxy Statement.

        F. Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company's Form SE dated March 25, 1992.

        G. Amended and Restated Loan Agreement between Mentor Graphics Corporation and First Interstate Bank of Oregon, N.A. dated December 31, 1992 as amended. Incorporated by reference to Exhibit 10.J to the Company's Form SE dated March 25, 1993.

        *H. Special Incentive Bonus Plan.

    13. Portions of the 1995 Annual Report to Shareholders that are incorporated herein by reference.

    21. List of Subsidiaries of the Company.

    23. Consent of Accountants.
    --------------------------------
    * Management contract or compensatory plan or arrangement


(b) During the last quarter of 1995, Mentor Graphics reported on the signing of the Agreement and Plan of Merger among Mentor Graphics, M Acquisition Sub, Inc., and Microtec Research, Inc. on Form 8-K under
      Item 5, Other Events. The date of the event reported was October 9, 1995. No financial statements were filed.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                     MENTOR GRAPHICS CORPORATION


                                     By  WALDEN C. RHINES
                                       ----------------------------------
                                         Walden C. Rhines
                                         President and Chief Executive
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 27, 1996 in the capacities indicated.

             Signature                                  Title

(1)   Principal Executive Officer:

      WALDEN C. RHINES
      ------------------------------      President, Chief Executive Officer
      Walden C. Rhines                    and Director

(2)   Principal Financial Officer:

      R. DOUGLAS NORBY
      ------------------------------      Senior Vice President and Chief
      R. Douglas Norby                    Financial Officer

(3)   Principal Accounting Officer:

      JAMES J. LUTTENBACHER
      --------------------------------    Chief Accounting Officer for 1995
      James J. Luttenbacher

(4)   Directors:

      JON A.SHIRLEY
      ------------------------------      Chairman of the Board
      Jon A. Shirley

      MARSHA B. CONGDON
      ------------------------------      Director
      Marsha B. Congdon

      JAMES R. FIEBIGER
      ------------------------------      Director
      James R. Fiebiger

      DAVID A. HODGES
      ------------------------------      Director
      David A. Hodges

      FONTAINE K. RICHARDSON
      ------------------------------      Director
      Fontaine K. Richardson

                                                                   SCHEDULE II

                MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
                               (In Thousands)

                                                      Additions
                                                      Charged to
                                           Beginning    Cost &                 Ending
   Description                              Balance    Expenses   Deductions   Balance
   -----------                              -------    --------   ----------   -------

Year ended December 31, 1993:
   Allowance for deferred tax assets       $     0     $58,495(1)  $     0      $58,495
   Allowance for doubtful accounts         $ 4,376     $   508     $   956(2)   $ 3,928
   Allowance for obsolete inventory        $12,436     $ 1,924     $ 6,346(3)   $ 8,014
   Accrued restructure costs               $12,270     $26,200     $10,096(4)   $28,374
Year ended December 31, 1994:
   Allowance for deferred tax assets       $58,495     $     0     $12,282(1)   $46,213
   Allowance for doubtful accounts         $ 3,928     $   629     $ 1,559(2)   $ 2,998
   Allowance for obsolete inventory        $ 8,014     $     0     $ 7,155(3)   $   859
   Accrued restructure costs               $28,374     $ 4,000     $20,477(4)   $11,897
Year ended December 31, 1995:
   Allowance for deferred tax assets       $46,213     $ 2,933     $ 4,859(1)   $44,287
   Allowance for doubtful accounts         $ 2,998     $   308     $   535(2)   $ 2,771
   Allowance for obsolete inventory        $   859     $    26     $   496(3)   $   389
   Accrued restructure costs               $11,897     $     0     $ 8,146(4)   $ 3,751

---------------------------
(1) Addition in 1993 represents adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on January 1, 1993 and increases to the valuation allowance during the year. As such, the Company established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. Statement No. 109 requires that such a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The deduction in 1994 primarily represents the realization of net operating loss carryforwards for the year. The valuation allowance as of December 31, 1994 was $46,213, of which $1,974 was related to deferred tax assets of the Company's Japanese subsidiary. Based on operating income levels before tax for the Company's Japanese subsidiary in 1995, it was determined that it was more likely than not that the Japanese subsidiary's deferred tax assets would be realized. As such, the tax provision for 1995 was adjusted for the reversal of the valuation allowance for the Japanese deferred tax assets.

(2)  Deductions primarily represent accounts written off during the period.

(3) Deductions represent inventory scrapped during each period and reclassification of demonstration equipment from inventory to property plant and equipment in 1994.

(4) Deductions primarily represent payments made to carry out restructure plans and reversals of accrued restructure charges due to changes in estimates of $2,040, $10,045 and $1,400 for the years ended December 31, 1995, 1994 and 1993, respectively.

Independent Auditors' Report
----------------------------


The Board of Directors and Stockholders
Mentor Graphics Corporation:

Under date of January 29, 1996, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1995, which are included in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994 and SFAS No. 109, "Accounting for Income Taxes", in 1993.



                                             KPMG PEAT MARWICK LLP


January 29, 1996