Form 10-Q
period 1996-03-31
MENTOR GRAPHICS CORP
filed 1996-05-14
CIK 701811

Page
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            Form 10-Q





Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the Quarter Ended March 31, 1996.    Commission File No. 0-13442




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

Number   of  shares  of  common  stock,  no  par   value,
outstanding as of April 30, 1996:  61,751,610


                   MENTOR GRAPHICS CORPORATION

                        Index to Form 10Q




PART I    FINANCIAL INFORMATION                       Page Number

  Item 1.  Financial Statements

    Consolidated Statements of Operations for the three    3
     months ended March 31, 1996 and 1995

    Consolidated Balance Sheets as of March 31, 1996       4
     and December 31, 1995

    Consolidated Statements of Cash Flows for the          5
     three months ended March 31, 1996 and 1995

    Notes to Consolidated Financial Statements             6


  Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition    7-11



PART II    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K               12


SIGNATURES                                                12
                 PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   Mentor Graphics Corporation

              Consolidated Statements of Operations
           (In thousands, except net income per share)
                           (Unaudited)


                                     Three Months Ended

                                         March 31,
                                      1996         1995

Revenues:
  System and software              $61,107       $53,260
  Service and support               47,558        45,214
      Total revenues               108,665        98,474


Cost of revenues:
  System and software               10,834         9,192
  Service and support               21,165        18,891
      Total cost of revenues        31,999        28,083
      Gross margin                  76,666        70,391


Expenses:
  Research and development          23,521        20,484
  Marketing and selling             35,197        32,175
  General and administration         9,714         8,884
  Merger and acquisition
   related charges                   4,410            --
      Total expenses                72,842        61,543
      Operating income               3,824         8,848


Other income, net                    1,789         1,365
      Income before income taxes     5,613        10,213


Provision for income taxes             840         2,234
      Net income                    $4,773        $7,979

      Net income per common and
        common equivalent share     $  .08        $  .13

Weighted average number of common
  and common equivalent shares
   outstanding                      62,847        61,692



See accompanying notes to unaudited consolidated financial statements.

                   Mentor Graphics Corporation
                   Consolidated Balance Sheets
                         (In thousands)


                                     As of            As of
                                 March 31, 1996  December 31, 1995
                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents        $172,789       $185,825
  Short-term investments             23,922         24,504
  Trade accounts receivable, net    111,076         95,946
  Other receivables                   4,378          3,421
  Prepaid expenses and other         15,179         15,155
     Total current assets           327,344        324,851
Property, plant and equipment, net   98,285         99,363
Cash and investments, long-term      30,000         30,000
Other assets                         35,509         38,160
     Total                         $491,138       $492,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings              $8,855         $9,108
  Accounts payable                   11,597          9,484
  Income taxes payable               14,782         14,542
  Accrued and other liabilities      47,426         52,856
  Deferred revenue                   30,415         27,371
     Total current liabilities      113,075        113,361
Long-term debt                       52,704         52,700
Other long-term deferrals             1,704          2,102
     Total liabilities              167,483        168,163
Stockholders' equity:
  Common stock                      282,505        285,809
  Retained earnings                  29,231         24,808
  Foreign currency translation
   adjustment                        11,919         13,594
     Total stockholders' equity     323,655        324,211
     Total                         $491,138       $492,374



See accompanying notes to unaudited consolidated financial statements.

                   Mentor Graphics Corporation
              Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                           Three Months Ended
                                               March 31,
                                           1996         1995

Operating Cash Flows:
Net income                               $ 4,773       $ 7,979
Adjustments to reconcile net income to
net cash provided (used) by operating
 activities:
  Depreciation and amortization of
 property, plant & equipment               6,191         6,589
  Deferred taxes                            (167)          (25)
  Amortization of other assets             2,591         2,352
Changes in operating assets and
 liabilities:
  Trade accounts receivable              (15,750)        9,550
  Prepaid expenses and other assets            5         1,266
  Accounts payable                         2,165        (2,506)
  Accrued liabilities                     (5,188)       (4,256)
  Other liabilities and deferrals          3,340         2,080
Net cash provided (used) by operating
 activities                               (2,040)       23,029
Investing Cash Flows:
  Maturities (purchases) of short-term
   investments                               436       (15,983)
  Purchases of property and equipment     (5,361)       (5,033)
  Purchase of businesses                    (704)           --
  Purchase of technology                    (500)           --
  Capitalization of software
   development costs                        (473)       (2,214)
Net cash used by investing activities     (6,602)      (23,230)
Financing Cash Flows:
  Proceeds from issuance of common stock   1,787         4,189
  Repurchase of common stock              (5,092)           --
  Decrease in short-term borrowings         (206)       (1,333)
  Repayment of long-term debt                 --          (133)
Net cash provided (used) by financing
 activities                               (3,511)        2,723

Effect of exchange rate changes on
 cash and cash equivalents                 (883)         4,178
Net change in cash and cash equivalents (13,036)         6,700
Cash and cash equivalents at beginning
 of period                              185,825        143,254
Cash and cash equivalents at end of
 period                                $172,789       $149,954

See accompanying notes to unaudited consolidated financial statements.

                   MENTOR GRAPHICS CORPORATION
           Notes to Consolidated Financial Statements
                         (In thousands)
                           (Unaudited)

(1)  General - The accompanying financial statements have
     been  prepared in conformity with generally accepted
     accounting principles.  However, certain information
     and   footnote  disclosures  normally  included   in
     financial  statements prepared  in  accordance  with
     generally  accepted accounting principles have  been
     condensed  or  omitted pursuant  to  the  rules  and
     regulations   of   the   Securities   and   Exchange
     Commission.   In  the  opinion  of  management,  the
     statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1995 to conform with the 1996 presentation.


(2)  Capitalization  of  Software  Development  Costs   -
     During the first three months of 1996 and 1995, $473
     and  $2,214  of new product development  costs  were
     capitalized  and  included in other  assets  on  the
     consolidated     balance    sheets,    respectively.
     Amortization  of  previously  capitalized   software
     development costs amounted to $1,503 and $1,248 for the three months ended March 31, 1996 and 1995, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(3)  Supplemental Disclosures of Cash Flow Information  -
     The   following   provides  additional   information
     concerning cash flow activities:

                                          Three Months Ended
                                              March 31,
                                           1996          1995

     Interest paid                       $   484       $   592
     Income taxes paid, net of refunds   $   499       $ 3,632


(4)  Business  Acquisitions - On January  31,  1996,  the
     Company issued 6,223 shares of its common stock  for
     all  outstanding  common stock of Microtec  Research
     Inc.  (Microtec).   In  addition,  the  Company  has
     reserved   688  shares  of  its  common  stock   for
     previously outstanding options to purchase  Microtec
     common   stock.   These  options  vest  and   become
     exercisable  under  the  terms  of  the  respective,
     original  Microtec  stock  option  agreements.   The
     Company  accounted for this transaction as a pooling
     of   interests   and  accordingly,   the   Company's
     consolidated financial statements have been restated
     to  include the results of Microtec for all  periods
     presented.    Microtec  is  primarily   engaged   in
     developing and marketing embedded operating  systems
     and   products  to  optimize  the  development   and
     operation     of     embedded     systems     across
     hardware/software boundaries.  Microtec's integrated
     software  product solutions enable embedded  systems
     developers   to   increase   productivity,   thereby
     decreasing costs of product development and reducing time-to-market for new products. Microtec's product offerings are complementary to the Company's current broad line of EDA tools and systems.
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended  March
31,  1996,  totaled $61,107 compared to $53,260  for  the
same  period  of 1995.   As a percentage  of  system  and
software revenues, gross margins were 82% for the quarter ended March 31, 1996, compared to 83% for the first quarter of 1995.

Revenues during the first quarter of 1996 improved by 15%
compared to the same period last year.  Software  product
revenue  accounted for approximately 95% of the  increase
while hardware product revenue made up the balance of the
change.  System and software revenues were higher in  the
first  quarter  of  1996  due to strong  demand  for  the
Company's newer product offerings.  In the last year, the
Company   has  added  new  library  and  data  management
products  and  windows based products.  In addition,  the
merger  with Microtec provided product offerings for  the
embedded  systems  market which increases  the  available
market   in   which  the  Company  competes.   Microtec's
software product revenue experienced a slight decline  as
expected  due  to  transition issues resulting  from  the
merger  which  was completed on January  31,  1996.   The
Company  is currently executing sales channel integration
actions   to  address  this  issue.   In  addition,   the
Company's more mature product offerings continued to perform well with a level of decline lower than the volume increases of newer product offerings.

The  Company  experienced revenue growth  for  the  first
quarter of 1996 compared to the first quarter of 1995  in
Asia Pacific and North America while Europe remained flat
as    discussed   further   under   geographic    revenue
information.    Historically  the   Company   experiences
improved revenues in the second and fourth quarter  while
the  first  and  third quarters are  slower.   Japan  has
usually  posted stronger first and third quarter revenues
that   has  somewhat  offset  otherwise  seasonally  slow
quarters.

System and software gross margin levels are dependent  on
such  factors as third party software content  for  which
royalties are paid, lower margin hardware revenue levels,
and   amortization  of  previously  capitalized  software
development   costs   and  purchased  technology   costs.
Software  product  gross margins were approximately  flat
quarter  to  quarter while lower hardware  product  gross
margins  resulted  in  the overall  one  percent  decline
quarter   to   quarter.    Amortization   of   previously
capitalized  software development  costs  to  system  and
software cost of revenues was $1,503 and $1,248  for  the
first  quarter of 1996 and 1995, respectively.  Purchased
technology  amortization to system and software  cost  of
goods sold was $664 and $554 for the quarters ended March
31, 1996 and 1995, respectively.  Exclusive of additional
acquisitions,   amortization  of   capitalized   software
development and purchased technology costs is expected to be approximately flat for the next several quarters.



Service  and Support

Service  and  support revenues for the first  quarter  of
1996  were $47,558, an increase of 5% from the comparable
quarter  of 1995.  Growth in software support revenue  is
attributable   to  growth  in  the  Company's   installed
customer  base,  and continued success of  the  Company's
software   support  programs.   Professional  and   other
service revenues increased approximately 2% in the first quarter of 1996 compared to the same period of 1995. The slowdown in professional service revenue growth is the result of reorganization activities of the division and delayed recognition of revenue from contracts where services were provided in advance of finalizing and signing such contracts. All such contracts were signed in the second quarter of 1996. The professional services division transitioned to a new management team which is currently addressing billings and realization issues of its services team.

Service  and support gross margins were 55% and  58%  for
the quarters ended March 31, 1996 and 1995, respectively.
The  decrease  in  service and support gross  margins  is
attributable   to  lower  than  anticipated   levels   of
professional  service  revenue  without  a  corresponding
decrease  in  costs.   Consistent  with  consulting   and
training business models, gross margins generated by  the
Company's professional service activities have  been  and
are  expected  to  continue to  be  lower  than  software
support.   Service and support gross margins are expected
to be lower as growth in the professional service business is expected to be higher than growth in software support.


Geographic Revenue Information

Domestic  revenue  from unaffiliated customers  including
service  and support revenue increased by 11% as compared
to  the  first quarter of 1995.  Improvement of  domestic
revenue  is partially the result of higher fourth quarter
backlog   in  1995  versus  the  same  period  of   1994.
International   revenues   from  unaffiliated   customers
including service and support revenue represented 49%  of
total  revenue for the first quarters of 1996  and  1995.
European and Japanese revenue increased approximately  1%
and  15%, respectively from the first quarter of 1995  to
1996.  A stronger U.S. dollar in 1996 negatively impacted
revenues by approximately 2% and 7% in Europe and  Japan,
respectively.   Exclusive of such currency  trends,  1996
Japanese  revenue  was  favorably impacted  by  improving
economic   conditions  and  more  product  offerings   as
previously   discussed.  Since  the   Company   generates
approximately half of its revenues outside of the  United
States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

The following summarizes research and development (R&D) expenses:

                                 Three Months Ended
                                        March 31,

                                    1996        1995
  Gross R&D                        $23,994    $22,698
  Capitalized R&D                   (473)     (2,214)
     Net R&D                       $23,521    $20,484


Higher  gross R&D expenses are attributable to relocation
of   some   of   the  Company's  engineering   team   and
accelerating  depreciation of file-server equipment  used
by  the  Company's  engineers.  The  Company  accelerated
depreciation   on  the  remaining  book  value   of   its
Wilsonville file-server environment which resulted  in  a
charge   to  R&D  of  approximately  $500.   Through   an
evaluation  of the file-server environment,  the  Company
determined  that changes in technology had  rendered  the
existing  equipment  obsolete.   The  Company   is   also
consolidating  certain engineering  activities  from  New
Jersey  to Wilsonville to improve productivity of certain
development activities and reduce future operating  costs
of  such  activities.  The costs of this  transition  are
substantially   complete.    Exclusive   of    additional
acquisitions,  gross and net R&D costs  are  expected  to
decline  as  these one time events are  not  expected  to
continue  in  the  coming  quarter.   Capitalization   of
software development costs was substantially lower in the
first quarter of 1996 compared to the same quarter of the
prior   year  due  to  timing  and  content  of   product
development  activities.  In the first quarter  of  1996,
the Company's product development efforts were focused on
improvement of existing functionality versus new  product
enhancements.   Significant product enhancement  projects
are expected to reach capitalization milestones in the second quarter of 1996, which should result in higher capitalized software development costs.


Marketing  and  selling  expenses  totaled  $35,197   and
$32,175  or 32% and 33% of revenue for the first quarters
of   1996  and  1995,  respectively.   The  increase   is
principally attributable to higher sales volume resulting in more commissions and other related costs of selling.
General and administration expenses totaled $9,714 and $8,884 or 9% and 9% of revenue for the first quarters of 1996 and 1995, respectively.


MERGER RELATED CHARGES

On  January  31, 1996, the Company completed  the  merger
with  Microtec.  The transaction was accounted for  as  a
pooling  of  interests and included  a  one  time  merger
related charge of $4,410. The costs associated with  this
charge   include  elimination  of  duplicate  facilities,
severance  costs  related to the termination  of  certain
employees,   the  write-off  of  certain   property   and
equipment  and legal and accounting fees associated  with
administration  of  the  merger  activities.   The   cash
outflow of this charge is expected to occur primarily in 1996.


OTHER INCOME (EXPENSE)

Other income, net totaled $1,789 for the first quarter of
1996  compared  to $1,365 for the same  period  of  1995.
Interest income from investments was $2,365 for the first
quarter of 1996, compared to $1,672 for the first quarter
of  1995.   The increase in interest income is  primarily
attributable to higher average cash, cash equivalent  and
short  term investments outstanding during the comparable
quarters.   During  the first quarter of  1996,  interest
expense  amounted  to  $348,  down  from  $664  for   the
comparable period in 1995.


PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $840 for the quarter ended March 31, 1996, as compared to $2,234 for the same period in 1995. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1996.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The  Company experienced a net loss from foreign currency
transactions  of  $12 during the first  quarter  of  1996
compared to a net gain of $96 during the first quarter of
1995.  These amounts are comprised of realized gains  and
losses  on  cash  transactions involving various  foreign
currencies,  and unrealized gains and losses  related  to
foreign currency receivables and payables resulting  from
exchange rate fluctuations between the various currencies
in  which  the Company operates.  Foreign currency  gains
and  losses are included as a component of other  income.
The   "foreign   currency  translation  adjustment",   as
reported  in  the  equity  section  of  the  consolidated
balance  sheet  at March 31, 1996, decreased  to  $11,919
from  $13,594  at  the end of 1995.   This  reflects  the
decrease in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end
1995.

During  the  period from December 31, 1995 to  March  31,
1996,  the  U.S.  dollar  strengthened  approximately  7%
against  the  Japanese  yen and 2% against  the  European
currencies.   Generally,  a  strengthening  of  the  U.S.
dollar  makes  the Company's products more  expensive  in
foreign  markets,  which  has a negative  impact  on  the
Company's   revenues   over   time.    In   addition,   a
strengthening U.S. dollar results in lower reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total  cash and short-term investments at March 31,  1996
were  $196,711 compared to $210,329 at the end  of  1995.
Cash  used  by operations was $2,040 for the first  three
months of 1996 compared to cash provided by operations of
$23,029  during the same period of 1995.   Cash  used  by
operations was impacted by increased trade receivables of
$15,750.    Cash and short-term investments at March  31,
1996 also decreased due to the repurchase of common stock for $5,092, the decrease in accrued and other liabilities of $5,188, and the investment in property, plant and equipment of $5,361.


TRADE  ACCOUNTS RECEIVABLE

Trade  accounts receivable increased to $111,076 at March
31, 1996 from $95,946 at year-end 1995.  This increase is
attributable   to   implementation  of   a   new   global
information    system   for   the   Company's    European
operations.   The Company's first phase  of  the  systems
implementation began in the European region resulting  in
expected  invoicing delays during the  first  quarter  of
1996.   The invoicing cycle was moved to the end  of  the
quarter  which moved a significant amount of the region's
cash   collections  to  the  second  quarter   of   1996.
Collections in Europe are expected to return to more favorable historic levels which should result in improved days sales outstanding in the second quarter and beyond.


OTHER ASSETS

Other assets decreased to $35,509 at March 31, 1996  from
$38,160  at  year-end  1995.   Net  capitalized  software
development costs decreased by $1,030 as capitalization and amortization were $473 and $1,503, respectively, during the first quarter of 1996.


CAPITAL RESOURCES

Total  capital  expenditures increased to $5,361  through
March 31, 1996, compared to $5,033 for the same period of
1995.   The increase in capital expenditures is a  result
of costs associated with a new global information system.
These  expenditures will continue as the year progresses.
The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


                  PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:   None.

          (b)  During  the  first quarter  of  1996,  the
               Company filed a Current Report on Form   8-
               K  dated January 31, 1996 to report  under
               Item  2 the completion of the merger  with
               Microtec.   Under Item 7 of the Form  8-K,
               the Company incorporated by reference the financial statements of Microtec and pro forma financial information included in the Company's Registration Statement on
               Form S-4 (Reg. No. 33-63733)




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 1996.



                                   MENTOR GRAPHICS
CORPORATION
                                   (Registrant)

                                   R. Douglas Norby
                                   R. Douglas Norby
                                   Senior Vice President,and
                                   Chief Financial Officer


                                   Richard Trebing
                                   Richard Trebing
                                   Corporate Controller,and
                                   Chief Accounting Officer