Form 10-Q
period 1996-06-30
MENTOR GRAPHICS CORP
filed 1996-08-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549



                                Form 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1996.			Commission   File No. 0-13442




                     MENTOR GRAPHICS CORPORATION
         (Exact name of registrant as specified in its charter)



Oregon                                    	93-0786033
(State or other  jurisdiction of          	(IRS Employer Identification No.)
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

Number of shares of common stock, no par value, outstanding as of
July 31, 1996:  62,024,302




                        MENTOR GRAPHICS CORPORATION

                             Index to Form 10Q




PART I    FINANCIAL INFORMATION                         	Page Number

Item 1.  Financial Statements

	Consolidated Statements of Operations for the three         	3
		months ended June 30, 1996 and 1995

	Consolidated Statements of Operations for the six           	4
		months ended June 30, 1996 and 1995

	Consolidated Balance Sheets as of June 30, 1996             	5
		and December 31, 1995

	Consolidated Statements of Cash Flows for the               	6
		six months ended June 30, 1996 and 1995

	Notes to Consolidated Financial Statements                	7-9


Item 2.  Management's Discussion and Analysis of
			Results of Operations and Financial Condition         	10-18



PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                  	19

Item 4.  Submission of Matters to a Vote of
         Security Holders                                   	19

Item 6.  Exhibits and Reports on Form 8-K	20

SIGNATURES	                                                 	20



                    PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                      Mentor Graphics Corporation
                Consolidated Statements of Operations
              (In thousands, except net income per share)
                             (Unaudited)
	                                                  Three Months Ended
	                                                       June 30,
		                                                  1996	        1995

Revenues:
	System and software                           	$	65,286	    $	55,653
	Service and support		                            51,072	     	49,955
		Total revenues		                               116,358		    105,608

Cost of revenues:
	System and software		                            10,453	      	8,865
	Service and support	                            	22,423	     	20,355
		Total cost of revenues		                        32,876		     29,220
		Gross margin		                                  83,482	     	76,388

Operating expenses:
	Research and development 	                      	21,089	     	21,137
	Marketing and selling		                          35,152		     35,464
	General and administration		                      9,814		      8,977
	Restructure costs 		                                 --	     	(2,040)
	Merger and acquisition related charges         		12,423	        	800
		Total operating expenses		                      78,478		     64,338
Operating income 		                                5,004		     12,050

	Other income (expense), net 	                     	(156)	     	2,179
 		Income before income taxes		                    4,848	     	14,229

	Provision for income taxes	                      	1,370		      1,628
		Net income 	                                   $	3,478	    $	12,601
Net income per common and
	common equivalent share                        	$  	.05	    $	   .20
Weighted average number of common and
	common equivalent shares outstanding           		63,267     		62,732

See accompanying notes to unaudited consolidated financial statements.


                    Mentor Graphics Corporation
              Consolidated Statements of Operations
            (In thousands, except net income per share)
                            (Unaudited)
	                                                      Six Months Ended
	                                                          June 30,
		                                                    1996	        1995

Revenues:
	System and software                            	$	126,233	   $	108,634
	Service and support		                              98,507	     	95,343
		Total revenues		                                 224,740	    	203,977

Cost of revenues
	System and software		                              21,011		     18,191
	Service and support		                              44,424		     38,831
		Total cost of revenues		                          65,435		     57,022
		Gross margin	                                   	159,305	    	146,955

Operating expenses:
	Research and development (R&D)                   		44,380	     	41,270
	Marketing and selling		                            69,735	     	67,100
	General and administration		                       19,529		     18,693
	Restructure costs	                                    	--		     (2,040)
	Merger and acquisition related charges		           16,833	        	800
		Total operating expenses		                       150,477    		125,823
Operating income 		                                  8,828     		21,132

	Other income, net                                 		1,633	      	3,544
 		Income before income taxes		                     10,461	     	24,676

	Provision for income taxes	                        	2,210	      	3,862
		Net income                                     	$ 	8,251	    $	20,814
Net income per common and
	common equivalent share                         	$   	.13	    $	   .34
Weighted average number of common and
	common equivalent shares outstanding             		63,057     		62,212


See accompanying notes to unaudited consolidated financial statements.


                     Mentor Graphics Corporation
                     Consolidated Balance Sheets
                           (In thousands)


                                             		As of            	As of
			                                        June 30, 1996  	December 31, 1995
			                                         (Unaudited)
ASSETS
Current assets:
	Cash and cash equivalents	                 $	170,004	         $	185,825
	Short-term investments	                      	22,309		           24,504
	Trade accounts receivable, net		             118,187		           95,946
	Other receivables	                            	5,465		            3,421
	Prepaid expenses and other		                  14,789	           	15,155
		Total current assets		                      330,754		          324,851
Property, plant and equipment, net		          100,502	           	99,363
Cash and investments, long-term		              30,000		           30,000
Other assets		                                 43,729		           38,160
		Total	                                    $	504,985	         $	492,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Short-term borrowings	                     $	  7,289	         $	  9,108
	Accounts payable		                            14,543	            	9,484
	Income taxes payable		                        15,652		           14,542
	Accrued and other liabilities	               	50,131		           52,856
	Deferred revenue		                            33,238	           	27,371
		Total current liabilities	                 	120,853		          113,361
Long-term debt		                               52,476	           	52,700
Other long-term deferrals		                     1,648	            	2,102
		Total liabilities	                         	174,977	          	168,163
Stockholders' equity:
	Common stock		                               285,646	          	285,809
	Retained earnings		                           33,159	           	24,808
	Foreign currency translation adjustment		     11,203	           	13,594
		Total stockholders' equity		                330,008		          324,211
		Total	                                    $	504,985	          $492,374



See accompanying notes to unaudited consolidated financial statements.


                        Mentor Graphics Corporation
                  Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                  	Six Months Ended
	                                                       June 30,
	                                                	1996	        1995

Operating Cash Flows:
Net income 	                                   $	8,251	    $	20,814
Adjustments to reconcile net income to
net cash provided (used) by operating
  activities:
	Depreciation and amortization of property,
  plant & equipment 		                          11,228		     11,151
	Deferred taxes		                                  (86)	       	(41)
	Amortization of other assets		                  4,771		      5,136
	Charge for in process R&D		                    12,423	        	400
	Restructure costs	                                	--	     	(2,040)
Changes in operating assets and liabilities:
	Trade accounts receivable		                   (22,684)	     	8,638
	Prepaid expenses and other assets		               741		        617
	Accounts payable	                              	2,684		     (5,135)
	Accrued liabilities		                          (4,889)	    	(4,577)
	Other liabilities and deferrals		               5,294		      1,654
Net cash provided by operating activities	     	17,733		     36,617
Investing Cash Flows:
	Maturities (purchases) of short-term
  investments		                                  3,463	    	(22,434)
	Purchases of property and equipment 		        (12,188)	    	(9,450)
	Capitalization of software development costs		 (2,484)	    	(3,441)
	Purchase of businesses                      		(17,540)    		(3,261)
Net cash used by investing activities		        (28,749)		   (38,586)
Financing Cash Flows:
	Proceeds from issuance of common stock        		4,964	     	11,281
	Repurchase of common stock		                   (6,952)		        --
	Decrease in short-term borrowings	            	(1,762)		    (1,098)
	Repayment of long-term debt		                    (224)		       (43)
Net cash provided (used) by financing
  activities	                                  	(3,974)		    10,140

Effect of exchange rate changes on cash
 and cash equivalents	                           	(831)	     	4,474
Net change in cash and cash equivalents		      (15,821)    		12,645
Cash and cash equivalents at beginning
 of period	                                   	185,825		    143,254
Cash and cash equivalents at end of period	  $	170,004	   $	155,899

See accompanying notes to unaudited consolidated financial statements



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


(2)	Business Acquisitions -  On January 31, 1996, the Company
issued 6,223 shares of its common stock for all outstanding common stock of Microtec Research, Inc. (Microtec). In addition, the Company reserved 688 shares of its common stock for previously outstanding options to purchase
Microtec common stock. These options vest and become exercisable under the terms of the respective, original
Microtec stock option agreements. The Company accounted for this transaction as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the results of Microtec for all periods presented. Microtec is primarily engaged in developing and marketing embedded operating systems and products to optimize the development and operation of embedded systems across hardware/software boundaries. Microtec's integrated software product solutions enable embedded systems developers to increase productivity, thereby decreasing costs of product development and reducing time-to-market for new products.

On April 1, 1996, the Company completed the acquisition of dQdt, Inc. (dQdt). dQdt is primarily engaged in developing and marketing digital signal processing intellectual property products. The total purchase price including merger related costs and the re-issuance of 127 shares of Company treasury stock (with a market value of $1,825) was $2,303. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $1,323 and technology capitalization of $980.
The charge for in-process R&D was a result of allocating a portion of the acquisition cost to dQdt's in-process product development that had not reached technological feasibility.

On June 3, 1996, the Company completed the acquisition of Seto Software GmbH (Seto). Seto is primarily engaged in developing and marketing personal computer-based layout tools used in the printed circuit board design process. The total purchase price including merger related costs was $3,495. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $1,747, goodwill capitalization of $225 and technology capitalization of $1,523. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Seto's in-process product development that had not reached technological feasibility.


On May 31, 1996, the Company completed the acquisition of Meta Systems, Inc. (Meta). Meta is primarily engaged in developing and marketing logic emulation products. The total purchase price including merger related costs was $13,741. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $9,353, goodwill capitalization of $3,297 and technology capitalization of $1,091. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Meta's in-process product development that had not reached technological feasibility.

The technology costs for dQdt, Seto and Meta will be amortized over a three year period to system and software cost of revenues. The goodwill costs for Seto and Meta will be amortized over a three year period to R&D expense.
Financial results subsequent to the acquisition date have been included in the consolidated statements of operations and cash flows. The separate operational results of dQdt, Seto and Meta were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements which include these entities have been omitted.


(3)	Capitalization of Software Development Costs - During the
first six months of 1996 and 1995, respectively $2,484 and $3,441 of new product development costs were capitalized and included in other assets on the consolidated balance sheets. Amortization of previously capitalized software development costs amounted to $3,140 and $2,776 for the six months ended
June 30, 1996 and 1995, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(4)	Supplemental Disclosures of Cash Flow Information - The
following provides additional information concerning cash flow and non-cash investing activities:

                                               			Six Months Ended
		                                                   	June 30,
			                                             	1996		      	1995

		Interest paid                             	$   	977	    $ 	1,113
		Income taxes paid, net of refunds	         $	   472	    $	 4,250

		Issuance of common stock for
		  purchase of business	                    $	 1,825	    $    	--




(5)	Commitments and  contingencies - The Company is involved in
various administrative matters and litigation. Management believes that the ultimate outcome resulting from known matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

During 1995, the Company filed suit in United States (U.S.) Federal District Court against Quickturn Design Systems, Inc. (competitor) for declarative judgment on non-infringement, invalidity and unenforceability of three of the competitor's patents in anticipation of acquiring Meta. In January 1996, the competitor filed a complaint with the International Trade Commission (ITC) seeking to hinder the distribution of the Meta technology in the United States. Early in the third quarter of 1996, the ITC issued a temporary ruling allowing the importation of this technology to the U.S., but requiring posting of a bond for each sale. The required amount of the bond for each sale and the likelihood of the Company losing the posted amounts is uncertain at this time. There has been no final decision on the Company's declaratory judgment claims and the Company has applied for U.S. patent protection of certain aspects of this technology. While the outcome of this matter is uncertain at this time, management believes it will prevail.


(6)	Net Income per Common and Common Equivalent Share - Net
income per common and common equivalent share was calculated on the basis of the weighted average number of common shares outstanding plus dilutive common stock equivalents related to stock options outstanding.






Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS


BUSINESS ACQUISITIONS

In January 1996, the Company completed the acquisition of Microtec Research, Inc. (Microtec), pursuant to a merger accounted for as a pooling of interests. Accordingly, the results of Microtec are included in the Company's consolidated financial statements for all periods presented. A total of 6,223 shares of the Company's common stock were issued in the transaction. Merger expenses of $4,410 were incurred associated with the elimination of duplicate facilities, severance costs related to the termination of certain employees, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.

The Company acquired dQdt Inc. (dQdt), Seto Software GmbH (Seto), and Meta Systems, Inc. (Meta) in April 1996, May 1996 and May 1996, respectively. These acquisitions were accounted for as purchases and accordingly, their results of operations are included in the Company's results of operations from the date of acquisition. The cost of each acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. These allocations resulted in a charge for in-process research and development of $12,423, goodwill capitalization of $3,522 and technology capitalization of $3,594.


REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended June 30, 1996, totaled $65,286, representing an increase of $9,633 or 17% from the second quarter of 1995. For the first six months of 1996, system and software revenues increased $17,599 or 16% from the same period a year ago. System and software gross margins for the second quarter of 1996 remained consistent at 84% compared to the same period of 1995. For the first six months of 1996 and 1995, system and software gross margins were 83%.

System and software revenues during the first half of 1996 improved by 16% compared to the same period last year. Software product revenue accounted for approximately 91% of the increase while the decline in workstation hardware product revenue was more than offset by emulation hardware revenue resulting from the acquisition of Meta. System and software revenues were higher in the first half of 1996 due to strong demand for the Company's newer product offerings. In the last year, the Company has added new library and data management products and products that operate on the Windows 95 and Windows NT operating systems. In addition, the Company's more mature product offerings continued to perform well with a level of decline lower than the volume increases of newer product offerings.

System and software gross margin levels are dependent on such factors as third party software content for which royalties are paid, lower margin hardware revenue levels, and amortization of previously capitalized software development costs and purchased technology costs. Amortization of previously capitalized software development costs to system and software cost of revenues was $1,433 and $3,140 for the second quarter and first six months of 1996, respectively, compared to $1,540 and $2,776 for the same periods a year ago. Purchased technology amortization to system and software cost of goods sold was $1,481 and $1,109 for the six
months ended June 30, 1996 and 1995, respectively.   Due to the
acquisitions previously discussed, amortization of purchased technology is expected to increase by approximately $300 per quarter.

Sales of emulation systems, which are the result of the Company's acquisition of Meta, are expected to have a negative impact on system and software product gross margins over time. Meta products include hardware which does not yield gross margins as high as software product sales.


Service  and Support

Service and support revenues for the second quarter of 1996 were $51,072, representing an increase of 2% from the comparable quarter of 1995. For the first six months of 1996, service and support revenues totaled $98,507, representing an increase of 3% from the same period of 1995. Growth in software support revenue is attributable to growth in the Company's installed customer base, and continued success of the Company's software support programs. Professional and other service revenues for the second quarter of 1996 were approximately $12,200, a decrease of 10% from the comparable quarter of 1995. For the first six months of 1996, professional and other service revenues were $24,200 compared to $25,600 for the same period in 1995. The decline in professional and other service revenue is attributable to a process of realigning the business to better support the Company's integrated systems design strategy. This required an internal focus of resources which caused lower billable hours for revenue generating services. Professional service productivity is expected to improve over the second half of 1996.

Service and support gross margins were 56% and 59% for the quarters ended June 30, 1996 and 1995, and 55% and 59% for the first six months of 1996 and 1995, respectively. Service and support gross margins were favorably impacted by higher software support revenue volume and unfavorably impacted by professional service margins. Professional service gross margins were approximately break-even as the revenue levels were not in line with the cost structure of the business. The Company's primary focus will be on improvement of the revenue level through more efficient utilization of consultants to improve gross margins in the coming quarters.



Geographic Revenue Information

Domestic revenue from unaffiliated customers including service and support revenue increased by 18% as compared to the second quarter of 1995. Improvement of domestic revenue is partially the result of higher first quarter backlog in 1996 versus the same period of 1995. International revenues from unaffiliated customers including service and support revenue represented 44% and 48% of total revenue for the second quarters of 1996 and 1995, respectively. European and Japanese revenues were approximately flat from the second quarter of 1995 to 1996. European and Japanese revenue increased approximately 1% and 7%, respectively for the first half of 1996 compared to the same period a year ago. For the second quarter of 1996 compared to the same period a year ago, a stronger U.S. dollar negatively impacted revenues by approximately 4% and 28% in Europe and Japan, respectively. For the first half of 1996 compared to the same period of 1995, a stronger U.S. dollar negatively impacted revenues by approximately 2% and 18% in Europe and Japan, respectively. Exclusive of such currency trends, 1996 Japanese revenue was favorably impacted by improving economic conditions and more product offerings as previously discussed. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

The following summarizes R&D expenses:

                          	Three Months Ended         	Six Months Ended
		                              June 30,		                 	June 30,

                           	1996	        1995	         1996      	1995
	Gross R&D	             $	23,100	    $	22,364	     $	46,864	  $	44,711
	Capitalized R&D		        (2,011)		    (1,227)	     	(2,484)	  	(3,441)
		Net R&D	              $	21,089	    $	21,137	     $	44,380	  $	41,270

Gross R&D expense was 19% and 21% of revenue for the second quarter of 1996 and 1995, respectively and 21% and 22% of revenue for the six months of 1996 and 1995, respectively. The decline in R&D as a percent of revenue is primarily the result of strong revenue growth and controlled expense outlays during the comparable periods. Higher gross R&D expenses are attributable to relocation of some of the Company's engineering team and accelerating depreciation of file-server equipment used by the Company's engineers. During the first quarter of 1996, the Company accelerated depreciation on the remaining book value of its Wilsonville file-server environment which resulted in a charge to R&D of approximately $500. Through an evaluation of the file-server environment, the Company determined that changes in technology had rendered the existing equipment obsolete. The Company is also consolidating certain engineering activities from New Jersey to Wilsonville to improve productivity of certain development activities and reduce future operating costs of such activities. The costs of this transition are substantially complete.

Capitalization of software development costs was substantially lower in the first half of 1996 compared to the same period of the prior year due to timing and content of product development activities. In the first quarter of 1996, the Company's product development efforts were focused on improvement of existing functionality versus new product enhancements. Significant product enhancement projects began to reach capitalization milestones in the second quarter of 1996, resulting in higher capitalized software development costs. On an absolute dollar basis, R&D costs are expected to increase as the purchases of Meta and Seto are combined for a full quarter versus only the last month of the second quarter of 1996.

Marketing and selling expense totaled $35,152 and $35,464 or 30% and 34% of revenue for the second quarter of 1996 and 1995, respectively. Marketing and selling expense totaled $69,735 and $67,100 or 31% and 33% of revenue for the six months of 1996 and 1995, respectively. The decline in marketing and selling costs is related to the integration of the Anacad sales force into the existing sales channel. In addition, a stronger U.S. dollar during the second quarter of 1996 compared to the same period a year ago, positively impacted expenses by approximately 5% and 25% in Europe and Japan, respectively. For the first half of 1996 compared to the same period of 1995, a stronger U.S. dollar positively impacted expenses by approximately 1% and 15% in Europe and Japan, respectively. This is somewhat offset by higher commissions paid to sales representatives. On an absolute dollar basis, marketing and selling costs are expected to increase as the purchases of Meta and Seto are combined for a full quarter versus only the last month of the second quarter of 1996.

General and administrative expense totaled $9,814 and $8,977 or 8% and 9% of revenue for the second quarter of 1996 and 1995, respectively. General and administrative expense totaled $19,529 and $18,693 or 9% and 9% of revenue for the six months of 1996 and 1995, respectively. The decline in general and administrative costs as compared to revenue quarter to quarter is a result of strong revenue growth during the comparable periods.


MERGER RELATED CHARGES

During the second quarter of 1996, the Company incurred merger related charges of $12,423 as a result of the write-off of in-process R&D associated with the purchases of dQdt, Seto and Meta. The charges for in-process R&D are a result of allocating a portion of the acquisition cost to each acquired Company's in-process product development that had not reached technological feasibility. During the first quarter of 1996, the Company incurred merger related charges of $4,410 as a result of the merger with Microtec. The costs associated with this charge include elimination of duplicate facilities, severance costs related to the termination of certain employees, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities. The cash outflow of this charge is expected to occur primarily in 1996.
The second quarter 1995 merger related costs of $800 are the result of the acquisitions of Axiom Datorer Skandinavien AB and Exemplar Logic, Inc..


OTHER INCOME (EXPENSE)

During the second quarter and the first six months of 1996, other expense was $156 and other income was $1,633, compared to other income of $2,179 and $3,544 for the same periods of 1995, respectively. Included in other income (expense) are external legal counsel costs associated with the Quickturn Design Systems, Inc. litigation as previously discussed, totaling $2,200 and $2,600 for the second quarter and first half of 1996 compared to zero for the comparable periods of prior year. Costs related to this litigation are expected to decline to approximately $500 to $1,000 and continue for at least the next several quarters.

Interest income from investments was $2,315 and $4,679 for the second quarter and first six months of 1996, respectively, compared to $2,339 and $4,011 for the same periods of 1995. The decrease in interest income is primarily attributable to lower average cash, cash equivalents and short term investments outstanding during the comparable quarters. During the second quarter and first six months of 1996, interest expense amounted to $545 and $1,109, respectively, down from $469 and $1,134 for the comparable periods in 1995. The decrease in interest expense is due to lower average debt outstanding offset by higher average interest rates for the comparable periods.


PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $1,370 for the quarter ended June 30, 1996, as compared to $1,628 for the same period in 1995. For the first six months of 1996, the provision for income taxes was $2,210 compared to $3,862 for the same period a year ago. The acquisitions of dQdt, Meta and Seto resulted in one-time non-deductible charges of $12,423 which increased the Company's anticipated effective tax rate for the year. The second quarter 1996 tax accrual also includes a catch up adjustment to align the year to date effective rate with the current estimated year-end effective rate. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1996.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net loss from foreign currency transactions of $138 and $487 during the second quarter and first six months of 1996, respectively, compared to a net gain of $58 and $153 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at June 30, 1996, decreased to $11,203 from $13,594 at the end of 1995. This reflects the decrease in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1995.

During the balance sheet period from December 31, 1995 to June 30, 1996, the U.S. dollar strengthened approximately 6% against the Japanese yen and 4% against the European currencies. For the first half of 1996 compared to the same period of 1995, a stronger U.S. dollar negatively impacted revenues by approximately 2% and 18% in Europe and Japan, respectively. In addition, for the first half of 1996 compared to the same period of 1995, a stronger U.S. dollar positively impacted expenses by approximately 1% and 15% in Europe and Japan, respectively. Generally, a strengthening of the U.S. dollar makes the Company's products more expensive in foreign markets, which has a negative impact on the Company's revenues over time. In addition, a strengthening U.S. dollar results in lower reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.




LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 1996 were $192,313 compared to $210,329 at the end of 1995. Cash provided by operations was $17,733 for the first six months of 1996 compared to $36,617 during the same period of 1995. Cash provided by operations was negatively impacted by net income of $8,251 for the first six months of 1996 compared to $20,814 for the same period of 1995. In addition, trade receivables increased by $22,684 offset by increased accounts payable of $2,684. Cash and short-term investments at June 30, 1996 were negatively impacted by new business investments of $17,540, decreased short-term borrowings of $1,762, investment in property, plant and equipment of $12,188, repurchase of common stock of $6,952, offset by proceeds from the issuance of common stock of $4,964.

TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $118,187 at June 30, 1996 from $95,946 at year-end 1995. This increase was attributable to an increase in late quarter shipments in the second quarter of 1996 compared to the fourth quarter of 1995. As a result, a lower percent of shipments made during the second quarter of 1996 were converted into cash collections before the period ended.

OTHER ASSETS

Other assets increased to $43,729 at June 30, 1996 from $38,160 at year-end 1995. This increase was primarily attributable to purchased technology of $3,594 and goodwill capitalization of $3,522 relating to the purchases of dQdt, Seto and Meta offset by other purchased technology and goodwill amortization of $2,100. Net capitalized software development costs decreased by $656 as capitalization and amortization were $2,484 and $3,140, respectively, during the first six months of 1996.

CAPITAL RESOURCES

Total capital expenditures increased to $12,188 through June 30, 1996, compared to $9,450 for the same period of 1995. The increase in capital expenditures is primarily a result of costs associated with a new global information system. These expenditures will continue as the year progresses. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.




FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained in this report that are not statements of historical fact are forward looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward looking statements. The following discussion highlights factors that could cause actual results to differ materially from the forward looking statements. The forward looking statements should be considered in light of these factors.

The Company competes in the highly competitive and dynamic EDA (electronic design automation) industry. The Company's success is dependent upon its ability to develop and market products that are innovative, cost-competitive and that meet customers' expectations, and to deliver those products to its customers in a timely manner. Competition in the EDA industry is high, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

A material amount of the Company's software product revenue is usually the result of current quarter order performance and the Company books the majority of its orders in the last month of each quarter. In addition, the Company's revenue often includes multi-million dollar contracts. The timing of the completion of these contracts and the terms of delivery of software, hardware and other services can have a material impact on revenue recognition for a given quarter. The combination of these factors impairs and delays the Company's ability to identify shortfalls or overages from quarterly revenue targets.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results can be impacted by the effects of foreign currency fluctuations. In order to hedge the impact of foreign currency fluctuations, the Company enters into foreign currency forward contracts. However, significant changes in exchange rates may have a material adverse impact on the Company's results of operations. International operations subject the Company to other risks including, but not limited to, changes in regional or worldwide economic or political conditions, government trade restrictions, limitations on repatriation of earnings, licensing and intellectual property rights protection.

The Company is currently reorganizing its professional services business to better support its integrated systems design strategy. This required an internal focus of resources which caused lower billable hours for revenue generating services in the first half of 1996. In addition, business reorganizations can increase personnel management complexities including retention and hiring of key technical and management positions. While the Company will look to improve the utilization of its consultants, there can be no assurance that the challenges of the reorganization will be effectively met.

The Company's operating expenses are generally committed in advance of revenue and are based to some degree on future revenue expectations. Operating expenses are incurred in order to generate and sustain higher future revenue levels. If the revenue does not materialize as expected, the Company's results of operations can be adversely impacted.

Acquisitions of complementary businesses are an integral part of the Company's overall business strategy. There are several risks associated with this strategy including integration of sales channels, training and education of sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast, to meet quarterly revenue and earnings targets, and to effectively manage the business for long-term growth. While the Company is aware of and is addressing such issues, there can be no assurance that these challenges will be effectively met.

As a result of the acquisition of Meta, the Company has entered the hardware development and assembly business which results in several new issues that the Company must effectively manage. Some of the issues include its ability to procure hardware components on a timely basis, ability to assemble and ship systems on a timely basis with appropriate quality control, new distribution and shipment processes, inventory management issues and new demands on the sales force.

The Company is currently involved in the replacement of its financial information systems, based primarily on software from SAP. The implementation phase of new information systems can cause significant disruptions to the Company's work efficiency. There can be no assurance that the project will be completed within budgeted time or dollar parameters.

The Company has been successful at recruiting and retaining necessary personnel to research and develop products that satisfy customers needs. There can be no assurance that the Company can continue to recruit and retain such personnel.

Due to the factors above, as well as other market factors outside the Company's control, the Company's future earnings and stock price may be subject to significant volatility. Past financial performance should not be considered a reliable indication of future performance. The investment community should use caution in using historical trends to estimate future results or trends. In addition, if future results vary significantly from expectations of analysts, the Company's stock price could be adversely impacted.

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.




PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various administrative matters and litigation. Management believes that the ultimate outcome resulting from known matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

During 1995, the Company filed suit in United States (U.S.) Federal District Court against Quickturn Design Systems, Inc. (competitor) for declarative judgment on non-infringement, invalidity and unenforceability of three of the competitor's patents in anticipation of acquiring Meta. In January 1996, the competitor filed a complaint with the International Trade Commission (ITC) seeking to hinder the distribution of the Meta technology in the United States. Early in the third quarter of 1996, the ITC issued a temporary ruling allowing the importation of this technology to the U.S., but requiring posting of a bond for each sale. The required amount of the bond for each sale and the likelihood of the Company losing the posted amounts is uncertain at this time. There has been no final decision on the Company's declaratory judgment claims and the Company has applied for U.S. patent protection of certain aspects of this technology. While the outcome of this matter is uncertain at this time, management believes it will prevail.



Item 4.	Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 2, 1996 at the Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of 53,026,816 shares of the outstanding common stock, which represented approximately 84% of the outstanding shares. Voting information set forth below was provided by American Stock Transfer & Trust Company, the Company's Transfer Agent for its common stock, as Inspector of Election. The matters voted on at the meeting and the votes cast are as follows:

Issue One-Election of Nominees for Directors. The nominees for directors listed below and presented to the meeting were elected directors of the Company upon each receiving the affirmative vote of the holders of approximately 99% of those shares represented at the meeting, to serve until the next annual meeting of the shareholders and until their successors shall have been elected and qualified.

                                                	FOR	           WITHHOLD
Jon A. Shirley	                              52,893,354	        133,462
Marsha B. Congdon	                           52,892,504	        134,312
James R. Fiebiger	                           52,894,254	        132,562
David A. Hodges	                             52,892,604	        134,212
Walden C. Rhines	                            52,895,154	        131,662
Fontaine K. Richardson	                      52,894,304	        132,512




Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:   None.

(b)	During the second quarter of 1996, the Company
filed a current report on Form 8-K/A Amendment
No. 1 dated April 24, 1996 related to the merger with Microtec. Under Item 7 of the Form 8-K, the Company filed Supplemental Consolidated
Financial Statements as of December 31, 1995 and
1994 and for the three years ended December 31, 1995, as restated to give retroactive effect to the merger which has been accounted for as a pooling of interests.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1996.



MENTOR GRAPHICS
CORPORATION
	(Registrant)

							R. Douglas Norby
							R. Douglas Norby
							Senior Vice President,and
							Chief Financial Officer


							Richard Trebing
							Richard Trebing
							Corporate Controller,and
							Chief Accounting Officer