Form 10-Q
period 1996-09-30
MENTOR GRAPHICS CORP
filed 1996-11-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                 Form 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1996.			Commission File
No. 0-13442




                       MENTOR GRAPHICS CORPORATION
        (Exact name of registrant as specified in its charter)



Oregon	                                       93-0786033
(State or other  jurisdiction of	           (IRS Employer
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

Number of shares of common stock, no par value, outstanding as of October 31, 1996: 64,494,404




                    MENTOR GRAPHICS CORPORATION

                          Index to Form 10Q





PART I    FINANCIAL INFORMATION                    	Page Number

Item 1.  Financial Statements

	Consolidated Statements of Operations for the three    	3
		months ended September 30, 1996 and 1995

	Consolidated Statements of Operations for the nine     	4
		months ended September 30, 1996 and 1995

	Consolidated Balance Sheets as of September 30, 1996	   5
		and December 31, 1995

	Consolidated Statements of Cash Flows for the          	6
		nine months ended September 30, 1996 and 1995

	Notes to Consolidated Financial Statements           	7-10


Item 2.  Management's Discussion and Analysis of
			Results of Operations and Financial Condition     	11-20



PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                              	20

Item 6.  Exhibits and Reports on Form 8-K	               20

SIGNATURES		                                             21



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
Mentor Graphics Corporation
Consolidated Statements of Operations
(In thousands, except net income per share)
(Unaudited)
                                        	Three Months Ended
	                                           September 30,
                                        		1996	       1995

Revenues:
	System and software	                 $	47,849   	$	55,918
	Service and support		                  52,944		    51,504
		Total revenues		                     100,793		   107,422

Cost of revenues:
	System and software		                   8,878		     8,938
	Service and support	                  	22,981		    20,867
		Total cost of revenues		              31,859		    29,805
		Gross margin		                        68,934		    77,617

Operating expenses:
	Research and development 		            21,364		    21,926
	Marketing and selling		                34,935	    	33,116
	General and administration		            9,869		     9,093
	Merger and acquisition related charges		2,830		        --
		Total operating expenses	            	68,998		    64,135
Operating income (loss) 		                 (64)		   13,482

	Other income, net 	                      	938	       	991
 		Income before income taxes	            	874	    	14,473

	Provision for income taxes	              	800	     	2,094
		Net income                          	$	   74	   $	12,379
Net income per common and
	common equivalent share              	$	   --	   $	   .19
Weighted average number of common and
	common equivalent shares outstanding 		65,002	    	65,596

See accompanying notes to unaudited consolidated financial statements.


                     Mentor Graphics Corporation
                Consolidated Statements of Operations
             (In thousands, except net income per share)
                             (Unaudited)
	                                         Nine Months Ended
	                                           September 30,
		                                        1996        	1995

Revenues:
	System and software	                $	174,876	   $	165,270
	Service and support	                 	152,249		    147,154
		Total revenues		                     327,125	    	312,424

Cost of revenues
	System and software	                  	30,103	     	27,159
	Service and support		                  68,706		     60,178
		Total cost of revenues              		98,809		     87,337
		Gross margin	                       	228,316	    	225,087

Operating expenses:
	Research and development (R&D)	       	66,593	     	63,983
	Marketing and selling		               105,406	    	100,983
	General and administration	           	29,850		     28,033
	Restructure costs		                        --		     (2,040)
	Merger and acquisition related
   charges		                            19,663		        800
		Total operating expenses	           	221,512		    191,759
Operating income 		                      6,804		     33,328

	Other income, net 	                    	2,577		      4,605
 		Income before income taxes		          9,381		     37,933

	Provision for income taxes            		3,010		      5,956
		Net income 	                         $	6,371	    $	31,977
Net income per common and
	common equivalent share                	$	.10	       $	.49
Weighted average number of common and
	common equivalent shares outstanding 		65,301		     64,844


See accompanying notes to unaudited consolidated financial statements.


                   Mentor Graphics Corporation
                   Consolidated Balance Sheets
                          (In thousands)
                           (Unaudited)

	                                     		As of             	As of
			                              September 30, 1996	 December 31, 1995

ASSETS
Current assets:
	Cash and cash equivalents	         $	163,499	         $	186,676
	Short-term investments              		34,456		           25,320
	Trade accounts receivable, net		      98,677	           	96,962
	Other receivables		                    6,526		            3,464
	Prepaid expenses and other		          19,053		           15,161
		Total current assets		              322,211		          327,583
Property, plant and equipment, net		  100,828		           99,605
Cash and investments, long-term		      30,000		           30,000
Other assets		                         45,923		           38,184
		Total	                            $	498,962	         $	495,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Short-term borrowings	             $  	7,926	         $	  9,358
	Accounts payable		                    12,548		            9,589
	Income taxes payable		                14,322		           14,542
	Accrued and other liabilities	       	45,710		           53,020
	Deferred revenue		                    31,693		           27,583
		Total current liabilities		         112,199		          114,092
Long-term debt		                       52,027		           52,942
Other long-term deferrals		             1,385		            2,112
		Total liabilities		                 165,611		          169,146
Stockholders' equity:
	Common stock		                       296,206		          294,917
	Retained earnings		                   24,986		           17,715
	Foreign currency translation
  adjustment		                         12,159		           13,594
		Total stockholders' equity		        333,351		          326,226
		Total	                            $	498,962	        $	 495,372



See accompanying notes to unaudited consolidated financial statements.


                    Mentor Graphics Corporation
               Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                          	Nine Months Ended
 	                                            September 30,
                                         		1996	        1995

Operating Cash Flows:
Net income 	                            $	6,371	    $	31,977
Adjustments to reconcile net income to
net cash provided (used) by operating
 activities:
	Depreciation and amortization of
  property, plant & equipment 	         	16,164		     18,723
	Deferred taxes		                           (53)		    (2,172)
	Amortization of other assets		           7,701		      7,490
	Charge for in-process R&D             		14,553		        400
	Restructure costs		                         --		     (2,040)
Changes in operating assets
  and liabilities:
	Trade accounts receivable, net		        (1,816)		     6,948
	Prepaid expenses and other assets	     	(3,983)	       	967
	Accounts payable		                         549	     	(4,127)
	Accrued liabilities	                  	(10,633)		    (2,519)
	Other liabilities and deferrals	        	1,782      		2,819
Net cash provided by operating
  activities		                           30,635		     58,466
Investing Cash Flows:
	Purchases of short-term
   investments, net		                    (7,878)		   (20,766)
	Purchases of property and equipment 		 (16,772)		   (15,694)
	Capitalization of software
   development costs	                   	(4,328)	    	(5,595)
	Purchase of businesses	               	(21,646)		    (4,151)
Net cash used by investing activities	 	(50,624)	   	(46,206)
Financing Cash Flows:
	Proceeds from issuance of common stock	 	8,339		     15,384
	Repurchase of common stock		            (8,875)		    (2,250)
	Increase (decrease) in short-term
   borrowings	                          	(1,397)	       	406
	Repayment of long-term debt		             (915)	    	(1,148)
Net cash provided (used) by
   financing activities		                (2,848)		    12,392

Effect of exchange rate changes on
 cash and cash equivalents	               	(340)		       159
Net change in cash and cash equivalents (23,177)	    	24,811
Cash and cash equivalents at beginning
  of period                           		186,676		    143,662
Cash and cash equivalents at end
  of period                          	$	163,499   	$	168,473

See accompanying notes to unaudited consolidated financial statements



                    MENTOR GRAPHICS CORPORATION
           Notes to Consolidated Financial Statements
                            (Unaudited)

(1)	General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.
However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented.
Certain reclassifications have been made in the accompanying financial statements for 1995 to conform with the 1996 presentation.

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

	On April 1, 1996, the Company completed the acquisition of dQdt, Inc. (dQdt). dQdt is primarily engaged in developing and marketing digital signal processing intellectual property products. The total purchase price including merger related costs and the re-issuance of 138 shares of Company treasury stock (with a market value of $1,825) was $2,303. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $1,323 and technology capitalization of $980.
The charge for in-process R&D was a result of allocating a portion of the acquisition cost to dQdt's in-process product development that had not reached technological feasibility.



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

	On August 30, 1996, the Company issued 2,133 shares of its common stock for all outstanding common stock of Interconnectix, Inc.
(Interconnectix).   In addition, the Company reserved 112 shares
of its common stock for previously outstanding options to purchase Interconnectix common stock. These options vest and become exercisable under the terms of the respective, original
Interconnectix stock option agreements. The Company accounted for this transaction as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the results of Interconnectix for all periods presented.
Interconnectix is primarily engaged in developing and marketing interconnect synthesis software for the design of high-speed, high-performance digital systems.

	On September 17, 1996, the Company completed the acquisition of Royal Digital Centers, Inc. (Royal Digital). Royal Digital is primarily engaged in developing and marketing technology that integrates printed circuit board computer-aided design tools with computer-aided manufacturing systems. The total purchase price including merger related costs was $4,680. The cost of the acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. This allocation resulted in a charge for in-process R&D of $2,130 and technology capitalization of $2,550. The charge for in-process R&D was a result of allocating a portion of the acquisition cost to Royal Digital's in-process product development that had not reached technological feasibility.




The capitalized technology costs for dQdt, Seto, Meta and Royal Digital will be amortized over a three year period to system and software cost of revenues. The goodwill costs for Seto and Meta will be amortized over a three year period to R&D expense. Financial results for dQdt, Seto, Meta and Royal Digital subsequent to the acquisition date have been included in the consolidated statements of operations and cash flows. The separate operational results of dQdt, Seto, Meta and Royal Digital were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements which include these entities have been omitted.


 (3)	Capitalization of Software Development Costs - During the first nine months of 1996 and 1995, respectively $4,328 and $5,595 of new product development costs were capitalized and included in other assets on the consolidated balance sheets. Amortization of previously capitalized software development costs amounted to $4,604 and $4,161 for the nine months ended September 30, 1996 and 1995, respectively, and is included in system and software cost of revenues on the consolidated statements of operations.


(4)	Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow and non-cash investing activities:

                                           			Nine Months Ended
			                                              September 30,
			                                          	1996	      		1995

		Interest paid 	                          $	1,623	     $	1,712
		Income taxes paid, net of refunds       	$	1,309	     $	6,109

		Issuance of common stock for
		  purchase of business	                  $	1,825	     $	   --


(5)	Commitments and  contingencies - The Company is involved in
various administrative matters and litigation. Management believes that the ultimate outcome resulting from known matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

During 1995, the Company filed suit in United States (U.S.)
Federal District Court against Quickturn Design Systems, Inc.
(competitor) for declarative judgment on non-infringement, invalidity and unenforceability of three of the competitor's patents in anticipation of acquiring Meta. In January 1996, the competitor filed an administrative complaint with the International Trade Commission (ITC),a federal administrative agency, seeking to hinder the distribution of the Meta technology in the United States.
Early in the third quarter of 1996, the ITC issued a temporary ruling allowing the importation of this technology to the U.S., but requiring posting of a bond for each sale. The required amount of the bond for each sale and the likelihood of the Company losing the posted amounts is uncertain at this time. There has been no final decision on the Company's declaratory judgment claims and the Company has applied for U.S. patent protection of certain aspects of this technology.
While the outcome of this matter is uncertain at this time, management believes it will prevail. (Dean to help update)


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

In August 1996, the Company completed the acquisition of Interconnectix, Inc. (Interconnectix), pursuant to a merger accounted for as a pooling of interests. Accordingly, the results of Interconnectix are included in the Company's consolidated financial statements for all periods presented. A total of 2,133 shares of the Company's common stock were issued in the transaction. Merger expenses of $700 were incurred associated primarily with severance costs and legal and accounting fees associated with administration of the merger activities.

The Company acquired dQdt Inc. (dQdt), Meta Systems, Inc. (Meta), Seto Software GmbH (Seto), and Royal Digital Centers, Inc. (Royal Digital) in April 1996, May 1996, June 1996 and September 1996, respectively. These acquisitions were accounted for as purchases and accordingly, their results of operations are included in the Company's results of operations from the date of acquisition. The cost of each acquisition was allocated on the basis of estimated fair value of the assets and liabilities assumed. These allocations resulted in a charge for in-process research and development of $14,553, goodwill capitalization of $3,522 and technology capitalization of $6,144.




REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended September 30, 1996 totaled $47,849, representing a decrease of $8,069 or 14% from the third quarter of 1995. Revenues declined in all regions due partially to slowdowns in spending by telecommunications and semiconductor customers.
In addition, the decline in sales of more mature products in the third quarter of 1996 was higher than expected and sales of the Company's newer products did not fully offset this decline.
The rate of increase in sales of new products has been adversely affected in part by turnover Microtec sales personnel and the ability of the distribution channel to assimilate the volume of new products. Japanese sales were negatively affected by a strengthening of the U.S. dollar as compared to the yen. See geographic revenue information below for further details of the effects of foreign currencies on revenue.

System and software revenues during the first nine months of 1996 improved by $9,606 or 6% compared to the same period last year. Software product revenue accounted for approximately 80% of the increase while the decline in workstation hardware product revenue was more than offset by emulation hardware revenue resulting from the acquisition of Meta.
System and software revenues were higher in the first nine months of 1996 due primarily to the Company's newer product offerings. In the last year, the Company has added new hardware/software co-verification, library and data management products and products that operate on the Windows 95 and Windows NT operating systems. The Company has also added many new products through business combinations during the past two years. In addition, the Company's more mature product offerings grew in the first half of 1996 while the volume increases of newer product offerings were higher.

System and software gross margins for the third quarter of 1996 decreased to 81% compared to 84% for the same period of 1995. For the first nine months of 1996, system and software gross margins were 83% compared to 84% for the same period in 1995. The quarter to quarter decline in system and software gross margins is primarily attributable to lower revenue volumes in the third quarter of 1996 versus the same period a year ago, higher costs for third party royalties and higher costs for amortization of previously capitalized software development and capitalized purchased technology. System and software gross margin levels are dependent on such factors as third party software content for which royalties are paid, lower margin hardware revenue levels, and amortization of previously capitalized software development costs and purchased technology costs. Amortization of previously capitalized software development costs to system and software cost of revenues was $1,464 and $4,604 for the third quarter and first nine months of 1996, respectively, compared to $1,385 and
$4,161 for the same periods a year ago. Purchased technology amortization to system and software cost of goods sold was $804 and $2,160 for the third quarter and first nine months of 1996, respectively, compared to
$555 and $1,803 for the same periods a year ago.   Due to the acquisition
of Royal Digital previously discussed, amortization of purchased technology is expected to increase by approximately $500 per quarter.

Sales of emulation systems, which are the result of the Company's acquisition of Meta, are expected to have a negative impact on system and software product gross margins over time. Meta products include hardware which does not yield gross margins as high as software product sales. The impact of emulation systems sales on system and software cost of revenues and gross margins was offset by the decline in workstation hardware revenues during the first nine months of 1996 compared to the same period last year.


Service  and Support

Service and support revenues for the third quarter of 1996 were $52,944, representing an increase of 3% from the comparable quarter of 1995. For the first nine months of 1996, service and support revenues totaled $152,249, representing an increase of 3% from the same period of 1995. Growth in software support revenue is attributable to growth in the Company's installed customer base, and continued success of the Company's software support programs. Professional and other service revenues for the third quarter of 1996 were approximately $12,500, a decrease of 4% from the comparable quarter of 1995. For the first nine months of 1996, professional and other service revenues were approximately $37,300 compared to $38,800 for the same period in 1995. The year to year decline in professional and other service revenue is attributable to a process of realigning the core consulting business to better support the Company's integrated systems design strategy. This required an internal focus of resources which caused lower billable hours for revenue generating services. In the third quarter of 1996, the core consulting practice revenue levels improved. Offsetting this improvement was lower custom design professional service revenue which is attributable in part to the same market conditions discussed above under system and software revenues.

Service and support gross margins were 57% and 59% for the quarters ended September 30, 1996 and 1995, and 55% and 59% for the first nine months of 1996 and 1995, respectively. Service and support gross margins were favorably impacted by higher software support revenue volume and unfavorably impacted by professional service margins. Professional service gross margins were approximately break-even for the third quarter of 1996 and year to date as the revenue levels were not in line with the cost structure of the business. The Company's primary focus will be on improvement of the revenue level through more efficient utilization of consultants to improve gross margins in the coming quarters.


Geographic Revenue Information

Domestic revenue from unaffiliated customers including service and support revenue decreased by 4% as compared to the third quarter of 1995. International revenues from unaffiliated customers including service and support revenue represented 46% and 48% of total revenue for the third quarters of 1996 and 1995, respectively. European and Japanese revenues decreased approximately 10% and 8%, respectively in the third quarter of 1996 compared to the same period in 1995. European revenues decreased approximately 2% and Japanese revenues increased approximately 3% for the first nine months of 1996 compared to the same period a year ago. For the third quarter of 1996 compared to the same period a year ago, a stable U.S. dollar did not materially impact European revenues, but a stronger U.S. dollar negatively impacted Japanese revenues by approximately 11%. For the first nine months of 1996 compared to the same period of 1995, a stronger U.S. dollar negatively impacted revenues by approximately 2% and 16% in Europe and Japan, respectively. Exclusive of such currency trends, year to date 1996 Japanese revenue was favorably impacted by improving economic conditions and more product offerings as previously discussed. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

The following summarizes R&D expenses:

                      	Three Months Ended	        Nine Months Ended
	                        	September 30,			          September 30,

	                       1996	       1995	         1996	       1995
	Gross R&D	         $	23,208    $	24,080	     $	70,921	   $	69,578
	Capitalized R&D		    (1,844)		   (2,154)		     (4,328)		   (5,595)
		Net R&D	          $	21,364	   $	21,926	     $	66,593	   $	63,983

Gross R&D expense was 23% and 22% of revenue for the third quarter of 1996 and 1995, respectively and 22% of revenue for the nine months of 1996 and 1995. The increase in R&D as a percent of revenue is primarily the result of lower revenue levels during the comparable periods.
Higher gross R&D expenses for the first nine months of 1996 are attributable to relocation of some of the Company's engineering team and accelerating depreciation of file-server equipment used by the Company's engineers. During the first quarter of 1996, the Company accelerated depreciation on the remaining book value of its Wilsonville file-server environment which resulted in a charge to R&D of approximately $500.
The Company also consolidated certain engineering activities from New Jersey to Wilsonville to improve productivity of certain development activities and reduce future operating costs of such activities.



Capitalization of software development costs was lower in the first nine months of 1996 compared to the same period of the prior year due to timing and content of product development activities. In the first quarter of 1996, the Company's product development efforts were focused on improvement of existing functionality versus new product enhancements. Significant product enhancement projects began to reach capitalization milestones in the second and third quarters of 1996, resulting in higher capitalized software development costs.

Marketing and selling expense totaled $34,935 and $33,116 or 35% and 31% of revenue for the third quarter of 1996 and 1995, respectively. Marketing and selling expense totaled $105,406 and $100,983 or 32% of revenue for the nine months of 1996 and 1995. The quarter to quarter increase in marketing and selling as a percent of revenue is the result of lower revenue levels during the comparable periods, cost increases as a result of the purchases of dQdt, Meta and Seto and an increased number of new product offerings during the quarter. A stronger U.S. dollar during the third quarter of 1996 compared to the same period a year ago reduced expenses by approximately 4% and 20% in Europe and Japan, respectively. For the first nine months of 1996 compared to the same period of 1995, a stronger U.S. dollar reduced expenses by approximately 3% and 17% in Europe and Japan, respectively.

General and administrative expense totaled $9,869 and $9,093 or 10% and 9% of revenue for the third quarter of 1996 and 1995, respectively. General and administrative expense totaled $29,850 and $28,033 or 9% of revenue for the nine months of 1996 and 1995. The increase in general and administrative costs as compared to revenue quarter to quarter is a result of a decline in revenues during the comparable periods. On an absolute dollar basis, the increase in general and administrative costs is attributable to business purchases previously discussed.


MERGER RELATED CHARGES

During the third quarter of 1996, the Company incurred merger related charges of $2,830 as a result of the write-off of in-process R&D associated with the purchase of Royal Digital of $2,130 and merger related charges relating to the acquisition of Interconnectix of $700. The charge for in-process R&D is a result of allocating a portion of the acquisition cost to Royal Digital's in-process product development that had not reached technological feasibility. During the second quarter of 1996, the Company incurred merger related charges of $12,423 as a result of the write-off of in-process R&D associated with the purchases of dQdt, Seto and Meta. During the first quarter of 1996, the Company incurred merger related charges of $4,410 as a result of the merger with Microtec. The second quarter 1995 merger related costs of $800 are the result of the acquisitions of Axiom Datorer Skandinavien AB and Exemplar Logic, Inc.





OTHER INCOME (EXPENSE)

During the third quarter and the first nine months of 1996, other income was $938 and $2,577, compared to other income of $991 and $4,605 for the same periods of 1995, respectively. Included in other income are external legal counsel costs associated with the Quickturn Design
Systems, Inc. litigation (See Note 5 of Notes to Consolidated Financial Statements), totaling approximately $500 and $3,100 for the third quarter and first nine months of 1996 compared to zero for the comparable periods of the prior year.

Interest income from investments was $2,454 and $7,161 for the third quarter and first nine months of 1996, respectively, compared to $2,019 and $6,112 for the same periods of 1995. The increase in interest income is primarily attributable to higher average interest rates paid on cash, cash equivalents and short term investments outstanding during the comparable quarters. During the third quarter and first nine months of 1996, interest expense amounted to $609 and $1,740, respectively, down from $683 and $1,828 for the comparable periods in 1995. The decrease in interest expense is due to lower average debt outstanding offset by higher average interest rates for the comparable periods.



PROVISION FOR INCOME TAXES

The provision for income taxes amounted to $800 for the quarter ended September 30, 1996, as compared to $2,094 for the same period in 1995. For the first nine months of 1996, the provision for income taxes was $3,010 compared to $5,956 for the same period a year ago. The acquisitions of dQdt, Meta, Seto and Royal Digital resulted in one-time non-tax deductible charges of $14,553 which increased the Company's anticipated effective tax rate for the year. The third quarter 1996 tax accrual also includes a catch-up adjustment to align the year to date effective rate with the current estimated year-end effective rate. The Company can incur pre-tax losses in tax-free jurisdictions while experiencing pre-tax gains in taxable jurisdictions which should negatively impact the overall effective tax rate. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1996.





EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net loss from foreign currency transactions of $22 and $509 during the third quarter and first nine months of 1996, respectively, compared to a net loss of $335 and $181 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at September 30, 1996, decreased to $12,159 from $13,594 at the end of 1995. This reflects the decrease in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1995.

During the balance sheet period from December 31, 1995 to September 30, 1996, the U.S. dollar strengthened approximately 4% against the European currencies and 8% against the Japanese yen. For the nine months of 1996 compared to the same period of 1995, a stronger U.S. dollar negatively impacted revenues by approximately 2% and 16% in Europe and Japan, respectively. In addition, for the nine months of 1996 compared to the same period of 1995, a stronger U.S. dollar reduced expenses by approximately 3% and 17% in Europe and Japan, respectively. Generally, a strengthening of the U.S. dollar makes the Company's products more expensive in foreign markets, which has a negative impact on the Company's revenues over time. In addition, a strengthening U.S. dollar results in lower reported revenues and operating expenses due to translation of local currency activity to U.S. dollars for consolidated financial reporting.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.



LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 1996 were $197,955 compared to $211,996 at the end of 1995. Cash provided by operations was $30,635 for the first nine months of 1996 compared to $58,466 during the same period of 1995. Cash provided by operations was negatively impacted by net income of $6,371 for the first nine months of 1996 compared to $31,977 for the same period of 1995. In addition, trade receivables increased by $1,816 and accrued and other liabilities decreased by $10,633 offset by increased accounts payable of $549. Cash and short-term investments at September 30, 1996 were negatively impacted by new business investments of $21,646, decreased short-term borrowings of $1,397, investment in property, plant and equipment of $16,772, repurchase of common stock of $8,875, offset by proceeds from the issuance of common stock of $8,339.

TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $98,677 at September 30, 1996 from $96,962 at year-end 1995. This increase was attributable to an increase in late quarter shipments in the third quarter of 1996 compared to the fourth quarter of 1995. As a result, a lower percent of shipments made during the third quarter of 1996 were converted into cash collections before the period ended.

OTHER ASSETS

Other assets increased to $45,923 at September 30, 1996 from $38,184 at year-end 1995. This increase was partially attributable to purchased technology of $6,144 and goodwill capitalization of $3,522 relating to the purchases of dQdt, Seto, Meta and Royal Digital offset by other purchased technology and goodwill amortization of $7,701. Net capitalized software development costs decreased by $276 as capitalization and amortization were $4,328 and $4,604, respectively, during the first nine months of 1996.

CAPITAL RESOURCES

Total capital expenditures increased to $16,772 through September 30, 1996, compared to $15,694 for the same period of 1995. The increase in capital expenditures is primarily a result of costs associated with a new global information system. These expenditures will continue as the year progresses. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.




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

The Company competes in the highly competitive and dynamic EDA (electronic design automation) industry. The Company's success is dependent upon its ability to develop and market products that are innovative, cost-competitive and that meet customers' expectations, and to deliver those products to its customers in a timely manner. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

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

The Company is currently reorganizing its professional services business to better support its integrated systems design strategy. This required an internal focus of resources which caused lower billable hours for revenue generating services in the first nine months of 1996. In addition, business reorganizations can increase personnel management complexities including retention and hiring of key technical and management positions. While the Company will look to improve the utilization of its consultants, there can be no assurance that the challenges of the reorganization will be effectively met.

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

During 1995, the Company filed suit in United States (U.S.) Federal District Court against Quickturn Design Systems, Inc. (competitor) seeking a declarative judgment on non-infringement, invalidity and unenforceability of three of the competitor's patents in anticipation of acquiring Meta. In January 1996, the competitor filed an administrative complaint with the International Trade Commission (ITC), a federal administrative agency, seeking to hinder the distribution of the Meta technology in the United States. Early in the third quarter of 1996, the ITC issued a temporary ruling allowing the importation of this technology to the U.S., but requiring posting of a bond for each sale. The required amount of the bond for each sale and the likelihood of the Company losing the posted amounts is uncertain at this time. There has been no final decision on the Company's declaratory judgment claims and the Company has applied for U.S. patent protection of certain aspects of this technology. While the outcome of this matter is uncertain at this time, management believes it will prevail.



Item 6.	Exhibits and Reports on Form 8-K.

		(a)	Exhibits:   None.

  (b)	No reports on Form 8-K were filed by the registrant
      during the quarter ended September 30, 1996.








                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1996.



	MENTOR GRAPHICS CORPORATION
	(Registrant)

							R. Douglas Norby
							R. Douglas Norby
							Senior Vice President, and
							Chief Financial Officer


							Richard Trebing
							Richard Trebing
							Corporate Controller, and
							Chief Accounting Officer