Form 10-K
period 1996-12-31
MENTOR GRAPHICS CORP
filed 1997-03-28
CIK 701811

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $613,647,104 on February 28, 1997, based upon the last price of the Common Stock on that date reported in the NASDAQ National Market System. On February 28, 1997 there were 64,695,122 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ___

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K into
          Document                                     which incorporated
          --------                                   ----------------------

Portions of 1996 Annual Report to Shareholders         Parts I, II and IV

Portions of the 1997 Proxy Statement                   Part III

                                     PART I

ITEM 1.  BUSINESS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

                                     General

Mentor Graphics Corporation manufactures, markets and supports software and hardware Electronic Design Automation ("EDA") products and provides related services which enable engineers to design, analyze, place and route, and test the components of electronic systems. Mentor Graphics has recently expanded its product offerings beyond traditional EDA to include (1) intellectual property ("IP") products and services intended to increase design efficiency by delivering standard, reusable functions for the design of hardware components and (2) embedded software development and system verification tools intended to shorten product time to market by allowing for simultaneous development and testing of hardware and embedded software. Mentor Graphics markets its products primarily to large companies in the communications, computer, semiconductor, consumer electronics, aerospace and transportation industries. Customers use Mentor Graphics' software in the design of such diverse products as supercomputers, automotive electronics, telephone switching systems, cellular base stations and handsets, computer network hubs and routers, signal processors and personal computers. Mentor Graphics sells and licenses its products primarily through its direct sales force in North America, Europe and Asia, and through distributors in territories where the volume of business does not warrant a direct sales presence. Mentor Graphics was incorporated in Oregon in 1981 and its common stock is traded in the NASDAQ National Market System under the symbol MENT. Mentor Graphics' executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000.

                                    Products
EDA Products

Mentor Graphics' EDA products support the development of integrated circuits ("ICs"), application specific integrated circuits ("ASICs"), field programmable gate arrays ("FPGAs"), printed circuit boards ("PCBs") and multichip modules ("MCMs").

Mentor Graphics' IC design products allow designers to specify an IC design, add structures for testing the design to remove errors, "layout" the electrical components of the design in a way that balances IC performance and the size of the IC used, and finally, create output which is used to direct the manufacturing and testing of the IC. "ICs" are high performance circuits with customized logic layers. Mentor Graphics products within the IC design flow include IC design and layout tools such as MS Analyzer, Cell Builder, GDT, IC Station, MicroRoute, QuickHDL, FastScan, FlexTest, and SimExpress, as well as power management and analog and analog/mixed signal design solutions. Mentor Graphics is able to link its ASIC/FPGA and MCM/PCB design products with its IC design products to create a continuum of automation from the individual component level up to the fully-integrated end-product.

Mentor Graphics' ASIC/FPGA design products allow designers to create and verify designs to ensure that they possess the required performance and functionality and to create output which will allow the design to be manufactured and tested. "ASICs" are special integrated circuits with standard logic layers which are customized by interconnect layers. The standard logic layers allow ASICs to be designed faster and manufactured at a lower cost for smaller unit volumes than traditional ICs. "FPGAs" are circuits that can be programmed to include different functionality at the point of manufacturing or during system startup. Mentor Graphics' ASIC/FPGA products include Renoir, QuickHDL, BSD Architect, DFTAdvisor, FastScan, FlexTest, Leonardo, Galileo, SimExpress, FPGA Station and Idea Station.

Mentor Graphics' PCB/MCM design tools allow designers to select from a library of parts to be included in the PCB/MCM, to simulate and test the performance of the PCB/MCM, to test for manufacturability, to analyze thermal and signal integrity, and to output data which will allow the PCB/MCM to be manufactured. "PCBs", a common way of packaging electronic circuits, are epoxy type "boards" upon which ICs, ASICs and discrete components such as resistors and capacitors are mounted. "MCMs" may be thought of as several ICs or ASICs mounted together in a single package. Products within the MCM and PCB design flows include Board Station, MCM Station, Interconnect Synthesis, AutoTherm MCM, Logical Cable, Physical Test Manager: SITE, Manufacturing Advisor/PCB and EngineerView.

Intellectual Property and Embedded Software Development Products

Mentor Graphics believes that the demand for tools to develop increasingly complex electronic systems cannot be entirely satisfied with traditional EDA tools. Under its Integrated System Design (ISD) strategy, Mentor Graphics supplements its EDA products with products and services which address the rapid development of complex systems through design re-use and the integration of hardware and embedded software development.

Mentor Graphics' IP products and services are intended to increase engineering productivity through the use of predefined, and preverified "building blocks" of frequently used circuit functions for the design of hardware components. This so-called "design reuse" frees designers to focus on optimizing system architecture and developing proprietary functionality. Mentor Graphics believes that companies which integrate IP into their design methodology can expect better quality products at lower costs and faster time-to-market. IP now available from Mentor Graphics includes a wide variety of functions key to the design of consumer, computer and communications products. These include foundry libraries, memories, datapath elements, processors, Universal Serial Bus (USB), Viterbi and Reed-Solomon error correction decoders, MPEG-2, T1/E1 and Ethernet.

Embedded software development tools are provided by Mentor Graphics' Microtec subsidiary. Embedded software controls the function of hardware components dedicated to specialized tasks of such common consumer products as VCRs, telephones and fax machines. Embedded software is used in a wide range of other products in the aerospace, communications, medical instrumentation, transportation, computer, industrial and consumer markets. Microtec's embedded software development tools include the VRTX real-time operating system, the XRAY family of debugger products and other software development tools including compilers, assemblers, linkers and simulators.

Mentor Graphics' co-verification tools provide a means to verify the hardware and embedded software comprising an electronic system against each other without having to build a hardware prototype. Mentor Graphics believes this improves the efficiency of its customers' product development cycle by giving customers more time to fix software bugs and resolve hardware-software interface errors and reduce the risk that a design problem will cause a significant delay in the project schedule. The Company's co-verification products are marketed as the Seamless Co-Verification Environment family of products.

                                    Platforms

Mentor Graphics' software products run primarily on UNIX workstations in a broad range of price and performance levels, including workstations manufactured by Hewlett-Packard Company and Sun Microsystems, Inc. These computer manufacturers have a substantial installed base of workstations, and make frequent introductions of new products. Mentor Graphics introduced four families of products for Windows NT on personal computers in 1996.

                             Marketing and Customers

Mentor Graphics' marketing emphasizes its ISD strategy for the integration of both hardware and software development for electronic systems, its IP tools, a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries.

Mentor Graphics sells and licenses its products primarily through its direct sales force in North America, Europe and Asia. Mentor Graphics also licenses its products through distributors in territories where the volume of business is not sufficient to warrant a direct sales presence. During the years ending December 31, 1996 and 1995, sales outside of North America accounted for 46 and 48 percent, respectively, of total sales. Additional information relating to foreign and domestic operations is contained in Note 14 of Notes to Consolidated Financial Statements on page 37 of the 1996 Annual Report to Shareholders and is incorporated by this reference.

No material portion of Mentor Graphics' business is dependent on a single customer. Mentor Graphics has traditionally experienced some seasonal fluctuations in receipts of orders, which are typically stronger in the second and fourth quarters of the year. As is typical of many other companies in the electronics industry, Mentor Graphics generally ships its products to customers within 180 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

Mentor Graphics' backlog of firm orders was approximately $74.0 million on December 31, 1996 as compared to $53.9 million on December 31, 1995. This backlog includes products not shipped and unfulfilled professional services and training. Mentor Graphics does not track backlog for support services. Support services are typically delivered under annual contracts which are accounted for on a prorata basis over the twelve month term of each contract. Substantially all of the December 31, 1996 backlog of orders is expected to ship during 1997.

Mentor Graphics generally sells and licenses its products and some third party products pursuant to purchase and license agreements. Mentor Graphics schedules deliveries only after receipt of purchase orders under these agreements.

                            Manufacturing Operations

Mentor Graphics' manufacturing operations primarily consist of reproduction of Mentor Graphics' software and documentation. In North America, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major west coast sites. Distribution centers in The Netherlands, Japan and Singapore serve their respective regions. Mentor Graphics' SimExpress line of accelerated verification products, which is comprised of both hardware and software, is currently manufactured in France. The Company anticipates that it will also manufacture this product line in the United States in 1997.

                               Product Development

Mentor Graphics' research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 1996, 1995 and 1994, Mentor Graphics expensed approximately $92,905,000, $86,782,000 and $81,231,000 respectively, and capitalized approximately $5,691,000, $8,129,000 and $5,718,000, respectively, related to product research and development. Mentor Graphics also seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate Mentor Graphics' focused strategic requirements including filling gaps in existing products or technologies, eliminating dependencies on third parties and providing Mentor Graphics with an avenue into new lines of business. Mentor Graphics' future success depends on its ability to develop or acquire competitive new products which satisfy customer requirements.

                                    Suppliers

Mentor Graphics seeks to provide its customers with software and IP that addresses customers' electronic system design processes. Supplier products fill gaps in Mentor Graphics' existing product lines and allow it to offer products which are needed by customers but which are not central to Mentor Graphics' business. Supplier agreements are also used by Mentor Graphics to explore possible new lines of business. Although Mentor Graphics has supplier agreements with several large customers who do not wish to develop a specific internal technology into a commercial product, Mentor Graphics' suppliers are typically small niche companies which do not have adequate distribution channels for their products. Mentor Graphics maintains three different types of supplier relationships: (i) a simple remarketing relationship where the supplier's product is added to Mentor Graphics' price list and drop shipped to the customer directly from the supplier; (ii) a partial integration relationship where the supplier's object code is packaged and shipped with other Mentor Graphics' products to the customer; and (iii) a fully integrated relationship where Mentor Graphics modifies or enhances the supplier's product before packaging and delivering it to the customer.

Supplier agreements are typically multi-year agreements with royalty payments based on a percentage of product revenue. The agreements generally require an escrow of the supplier's source code. Customer support for supplier products is usually provided by Mentor Graphics with the supplier providing backup support and research and development in the event of a problem with the product itself.

                         Customer Support and Consulting

Mentor Graphics has a worldwide organization to meet its customers' needs for software support; the Company offers support contracts providing software updates and support. Most of Mentor Graphics' customers have entered into software support contracts.

Mentor Graphics believes that consulting services is an expanding segment of its business. The Company's consulting group was established in 1987. Its mission is to team with customers' design groups to increase productivity and reduce costs by assisting customers with methodology and process changes, tool refinements, design implementation and integration services. Mentor Graphics has a worldwide team of consulting professionals available for on-site customer consultation providing software and services for design data management, electronic parts data creation, process automation, technology adoption, and ASIC, IC, MCM and PCB design implementation.

                                   Competition

The markets for Mentor Graphics' products are competitive and have been characterized by rapid technological advances in application software, operating systems and hardware. Mentor Graphics' principal EDA competitors are Cadence Design Systems Inc., Synopsys Inc., Avant! Corporation, Viewlogic Systems Inc., Zuken-Redac, Quickturn Design Systems, Inc. and numerous small companies. Mentor Graphics' principal competitors for embedded software development tools are Wind River Systems Inc., and Integrated Systems Inc.

Some of Mentor Graphics' competitors may have greater financial and marketing resources than Mentor Graphics. However, Mentor Graphics believes the main competitive factors affecting its business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company's sales force, price, size of the installed base, level of customer support and professional services. Mentor Graphics believes that it generally competes favorably in these areas. Mentor Graphics can give no assurance, however, that it will have financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to compete successfully in its markets.

                                    Employees

Mentor Graphics and its subsidiaries employed approximately 2,500 persons full time as of December 31, 1996. Mentor Graphics' success will depend in part on its ability to attract and retain employees who are in great demand. Mentor Graphics continues to enjoy good employee relations.

                              Patents and Licenses

Mentor Graphics owns numerous United States and foreign patents covering portions of its technology. Mentor Graphics is currently seeking to patent more of the inventive technology which Mentor Graphics believes gives it a competitive advantage. Mentor Graphics presently has patent applications pending and intends to file additional patent applications in the future. While Mentor Graphics believes the pending applications relate to patentable devices, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although Mentor Graphics believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, Mentor Graphics believes that software patents are becoming increasingly important in the software industry.

Mentor Graphics regards its application software as proprietary and attempts to protect it with copyrights, trade secret laws, and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. Mentor Graphics typically incorporates restrictions on disclosure, usage and transferability into its agreements with customers and other third parties.


ITEM 2.  PROPERTIES

Mentor Graphics' Wilsonville, Oregon facilities are located in six owned buildings on about 90 acres and take up approximately 390,000 square feet. All corporate functions, as well as a majority of research and development and domestic activities, operate from this site.

Mentor Graphics leases additional space in San Jose, California, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Mentor Graphics believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 1997.

ITEM 3.  LEGAL PROCEEDINGS

During 1995, Mentor Graphics filed suit in U.S. Federal District Court against Quickturn Design Systems, Inc. (Competitor) for a declarative judgment on non-infringement, invalidity and unenforceability of three of Competitor's patents as these patents relate to products of Meta System SRL (Meta), a French company acquired by Mentor Graphics in 1996 which manufactures and sells computers used for accelerated verification of hardware designs. In connection with this litigation, Competitor filed an administrative complaint with the U.S. International Trade Commission (ITC) in 1996 seeking to hinder the distribution of Meta accelerated verification products, marketed by Mentor Graphics as SimExpress, in the United States. The ITC has since issued a temporary ruling allowing the importation of Meta accelerated verification products to the U.S., provided Mentor Graphics posts a bond for each sale. Mentor Graphics believes that the ultimate resolution of its disputes with Competitor will not have a material adverse impact on the Company's financial position or results of operation.

Mentor Graphics is also a party to other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

Executive Officers of Registrant

The following are the executive officers of the Company:

                                                                           Has Served As An
                                                                          Executive Officer
      Name                              Position                 Age       of Company Since
      ----                              --------                 ---      -----------------
Walden C. Rhines          President, Chief Executive Officer      50              1993
                          and Director

Gregory K. Hinckley       Executive Vice President, Chief         50              1997
                          Operating Officer and Chief
                          Financial Officer

G. M. "Ken" Bado          Senior Vice President, World Trade      42              1996

Glenn D. House, Sr.       Senior Vice President, Strategy and     35              1996
                          Product Operations

Dean Freed                Vice President, General Counsel         38              1995
                          and Secretary

Richard Trebing           Corporate Controller and Chief          37              1996
                          Accounting Officer

The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

     Dr. Rhines has served as Director, President and Chief Executive Officer of Mentor Graphics since October 1993. From 1972 to 1993, Dr. Rhines was employed by Texas Instruments Incorporated, a manufacturer of electrical and electronics products, where he held a variety of technical and management positions and was most recently Executive Vice President of Texas Instruments Semiconductor Group. Dr. Rhines is currently a director of Cirrus Logic, Inc., and Triquint Semiconductor, Inc., both semiconductor manufacturers.

     Mr. Hinckley has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer since joining the Company in January 1997. From November 1995 until December 1996 he held the position of Senior Vice President with VLSI Technology, Inc. (VLSI), a manufacturer of complex ASICs. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI. From December 1991 until August 1992, he was an independent consultant. Mr. Hinckley is a director of OEC Medical Systems, Inc., a manufacturer of medical imaging equipment.

     Mr. Bado has served as Senior Vice President, World Trade since December 1997. From April 1994 to December 1996 he held the position of Vice President of the Americas and was the Southern Area General Manager from January 1991 to April 1994. Mr. Bado has been employed by Mentor Graphics since February 1990.

     Mr. House has served as Senior Vice President, Strategy and Product Operations since December 1996. From November 1995 to December 1996, he served as the Vice President and General Manager of the Silicon Systems Division and from June 1995 until November 1995 as Vice President and General Manager of the IC and Mixed Signal Division. From August 1992 until June 1995, Mr. House held the position of Engineering Director with the ASIC, Programmable Logic and Test Division. He has been employed by Mentor Graphics since March 1990.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company does not intend to pay dividends in the foreseeable future. Additional information required by this item is included under "Quarterly Financial Information" on page 38 and under the shareholder information included on page 40 of the Company's 1996 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included under "Selected Consolidated Financial Data" on page 13 of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14-23 of the Company's 1996 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in the Company's 1996 Annual Report to Shareholders on pages 24-37 and are indexed here under Item 14(a)(1). The supplementary data required by this item is included under "Quarterly Financial Information" on page 38 of the Company's 1996 Annual Report to Shareholders. See also the financial statement schedule appearing here as indexed under Item 14(a)(2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 1997 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 7-8 under the caption "Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under "Compensation of Directors," and "Information Regarding Executive Officer Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is not applicable to the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The documents listed are included on pages indicated in the Company's 1996 Annual Report to Shareholders:

                                                                            Page
     (1)  Financial Statements                                              ----

Consolidated Statements of Operations                                         24
Consolidated Balance Sheets                                                   25
Consolidated Statements of Cash Flows                                         26
Consolidated Statements of Stockholders' Equity                               27
Notes to Consolidated Financial Statements                                 28-37
Independent Auditors' Report                                                  39

     (2)  Financial Statement Schedules

          The schedule and report listed below are filed as part of this report on the pages indicated:

          Schedule                                                          Page
          --------                                                          ----

          II  Valuation and Qualifying Accounts                               14
          Independent Auditors' Report on Financial Statement Schedule        15

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

              *H. Special Incentive Bonus Plan. Incorporated by reference to
              Exhibit 10.H to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         13. Portions of the 1996 Annual Report to Shareholders that are incorporated herein by reference.

         21.  List of Subsidiaries of the Company.

         23.  Consent of Accountants.

--------------

         *    Management contract or compensatory plan or arrangement

(b) No reports on Form 8-K were filed by the Company during the last quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                       MENTOR GRAPHICS CORPORATION


                                       By WALDEN C. RHINES
                                          --------------------------------------
                                          Walden C. Rhines
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 28, 1997 in the capacities indicated.

          Signature                                                 Title

(1)   Principal Executive Officer:

      WALDEN C. RHINES                      President, Chief Executive Officer
      ---------------------------------     and Director
      Walden C. Rhines

(2)   Principal Financial Officer:

      GREGORY K. HINCKLEY                   Executive Vice President, Chief
      ---------------------------------     Operating Officer and Chief
      Gregory K. Hinckley                   Financial Officer

(3)   Principal Accounting Officer:

      RICHARD TREBING                       Corporate Controller and Chief
      ---------------------------------     Accounting Officer
      Richard Trebing

(4)   Directors:

      JON A. SHIRLEY                        Chairman of the Board
      ---------------------------------
      Jon A. Shirley

      MARSHA B. CONGDON                     Director
      ---------------------------------
      Marsha B. Congdon

      JAMES R. FIEBIGER                     Director
      ---------------------------------
      James R. Fiebiger

      DAVID A. HODGES                       Director
      ---------------------------------
      David A. Hodges

      FONTAINE K. RICHARDSON                Director
      ---------------------------------
      Fontaine K. Richardson

                                                                     SCHEDULE II

                  MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                               Additions
                                                              Charged to
                                                Beginning         Cost &                     Ending
Description                                       Balance       Expenses     Deductions     Balance
-----------                                     ---------     ----------     ----------     -------
Year ended December 31, 1994:

     Allowance for doubtful accounts<F1>           $4,484           $629         $1,559      $3,554

     Allowance for obsolete inventory<F2>          $8,014             $0         $7,155        $859

Year ended December 31, 1995

     Allowance for doubtful accounts<F1>           $3,554           $308           $571      $3,291

     Allowance for obsolete inventory<F2>            $859            $26           $496        $389

Year ended December 31, 1996

     Allowance for doubtful accounts<F1>           $3,291         $1,168         $1,296      $3,163

     Allowance for obsolete inventory<F2>            $389           $308           $292        $405

<F1> Deductions primarily represent accounts written off during the period.
<F2> Deductions represent inventory scrapped during each period and reclassification of demonstration equipment from inventory to property plant and equipment in 1994.

Independent Auditors' Report
----------------------------


The Board of Directors and Stockholders
Mentor Graphics Corporation:

Under date of January 30, 1997, except for note 8, which is as of February 11, 1997, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996, which are included in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994.



                                     KPMG PEAT MARWICK LLP

Portland, Oregon
January 30, 1997, except for note 8,
  which is as of February 11, 1997