Form 10-Q
period 1997-03-31
MENTOR GRAPHICS CORP
filed 1997-05-15
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



--------------------------------------------------------------------------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the Quarter Ended March 31, 1997.               Commission File No. 0-13442


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of April 30, 1997: 65,021,922

                           MENTOR GRAPHICS CORPORATION

                                Index to Form 10Q




PART I    FINANCIAL INFORMATION                                      Page Number
-------------------------------                                      -----------

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three             3
           months ended March 31, 1997 and 1996

         Consolidated Balance Sheets as of March 31, 1997                4
           and December 31, 1996

         Consolidated Statements of Cash Flows for the                   5
           three months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                      6


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition           7-13




SIGNATURES                                                               14
----------                                                               --

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
               (In thousands, except net income (loss) per share)
                                   (Unaudited)
                                                                      Three Months Ended March 31,

                                                                          1997                      1996
                                                                --------------            --------------
Revenues:
     System and software                                        $       55,440            $       61,227
     Service and support                                                46,119                    47,826
                                                                --------------            --------------
           Total revenues                                              101,559                   109,053
                                                                --------------            --------------

Cost of revenues:
     System and software                                                19,153                    10,743
     Service and support                                                28,674                    22,818
                                                                --------------            --------------
           Total cost of revenues                                       47,827                    33,561
                                                                --------------            --------------
           Gross margin                                                 53,732                    75,492

Expenses:
     Research and development                                           27,277                    23,697
     Marketing and selling                                              39,750                    34,572
     General and administration                                         10,289                    10,007
     Special charges                                                     8,560                       ---
     Merger and acquisition related charges                                ---                     4,410
                                                                --------------            --------------
           Total expenses                                               85,876                    72,686
                                                                --------------            --------------
           Operating income (loss)                                     (32,144)                    2,806

Other income, net                                                          515                     1,805
                                                                --------------            --------------
           Income (loss) before income taxes                           (31,629)                    4,611

Provision (benefit) for income taxes                                    (3,480)                      840
                                                                --------------            --------------
           Net income (loss)                                    $      (28,149)           $        3,771
                                                                ==============            ==============
           Net income (loss) per common and
             common equivalent share                            $         (.43)           $          .06
                                                                ==============            ==============
Weighted average number of common and common
    equivalent shares outstanding                                       64,871                    65,209
                                                                ==============            ==============


See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                     As of                     As of
                                                                March 31, 1997           December 31, 1996
                                                                --------------           -----------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                  $     116,364             $      165,406
     Short-term investments                                            27,604                     31,673
     Trade accounts receivable, net                                   100,018                    108,957
     Other receivables                                                  6,981                      6,697
     Prepaid expenses and other                                        18,494                     15,937
     Deferred income taxes                                              9,478                      9,522
                                                                -------------             --------------
         Total current assets                                         278,939                    338,192
Property, plant and equipment, net                                    107,665                    102,253
Cash and investments, long-term                                           ---                     30,000
Other assets                                                           29,344                     42,914
                                                                -------------             --------------
         Total                                                  $     415,948             $      513,359
                                                                =============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                      $       1,585             $        9,055
     Accounts payable                                                  11,536                     15,003
     Income taxes payable                                              14,735                     19,598
     Accrued and other liabilities                                     55,888                     61,623
     Deferred revenue                                                  36,950                     32,065
                                                                -------------             --------------
         Total current liabilities                                    120,694                    137,344
Long-term debt                                                            ---                     52,441
Other long-term deferrals                                               4,466                      3,934
                                                                -------------             --------------
         Total liabilities                                            125,160                    193,719
                                                                -------------             --------------
Stockholders' equity:
     Common stock                                                     297,835                    297,756
     Retained earnings (accumulated deficit)                          (18,363)                     9,786
     Foreign currency translation adjustment                           11,316                     12,098
                                                                -------------             --------------
         Total stockholders' equity                                   290,788                    319,640
                                                                -------------             --------------
         Total                                                  $     415,948             $      513,359
                                                                =============             ==============


See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               1997                    1996
                                                                         -------------           -------------
Operating Cash Flows:
Net income(loss)                                                         $     (28,149)          $       3,771
Adjustments to reconcile net income to
net cash used by operating activities:
     Depreciation and amortization of property, plant & equipment                6,710                   6,222
     Deferred taxes                                                                 40                    (167)
     Amortization of other assets                                                3,588                   2,591
     Writedown of assets                                                         7,468                     ---
Changes in operating assets and liabilities:
     Trade accounts receivable                                                   8,931                 (15,154)
     Prepaid expenses and other assets                                             216                     266
     Accounts payable                                                           (3,433)                  2,172
     Accrued liabilities                                                        (5,592)                 (4,960)
     Other liabilities and deferrals                                                14                   3,169
                                                                         -------------           -------------
Net cash used by operating activities                                          (10,207)                 (2,090)
                                                                         -------------           -------------
Investing Cash Flows:
     Maturities of short-term investments                                        4,067                     436
     Purchases of property and equipment                                       (11,071)                 (5,361)
     Purchase of businesses                                                       (946)                   (704)
     Purchase of technology                                                       (600)                   (500)
     Capitalization of software development costs                                  ---                    (723)
                                                                         -------------           -------------
Net cash used by investing activities                                           (8,550)                 (6,852)
                                                                         -------------           -------------
Financing Cash Flow
     Proceeds from issuance of common stock                                      1,991                   1,787
     Repurchase of common stock                                                 (1,912)                 (5,095)
     Decrease in short-term borrowings                                          (7,457)                   (306)
     Repayment of long-term debt                                               (51,779)                    ---
     Decrease in cash and investments long-term                                 30,000                     ---
                                                                         -------------           -------------
Net cash used by financing activities                                          (29,157)                 (3,614)
                                                                         -------------           -------------

Effect of exchange rate changes on cash and cash equivalents                    (1,129)                   (883)
                                                                         -------------           -------------
Net change in cash and cash equivalents                                        (49,043)                (13,439)
Cash and cash equivalents at beginning of period                               165,406                 186,676
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $     116,363           $     173,237
                                                                         =============           =============

See accompanying notes to unaudited consolidated financial statements.

                           MENTOR GRAPHICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

(1) General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1996 to conform with the 1997 presentation.


(2) Special Charge - During the first three months of 1997 the Company recorded a special charge of $8,560. The charge consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. It is expected that all of the costs associated with the subsidiary closures and related employee terminations will be disbursed by the end of 1997.


(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

                                                                    Three Months Ended
                                                                        March 31,
                                                                  1997                    1996
                                                           -----------------------------------
         Interest paid                                     $         548           $       484
         Income taxes paid, net of refunds                 $       1,578           $       499

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS
---------------------

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended March 31, 1997, totaled $55,440 compared to $61,227 for the same period of 1996. As a percentage of system and software revenues, gross margins were 65% for the quarter ended March 31, 1997, compared to 82% for the first quarter of 1996.

System and software revenues during the first quarter of 1997 declined by 9% compared to the same period last year. Software product revenue accounted for the majority of the decrease, while hardware product revenue was also lower for the 1997 period and the weakening of the Japanese Yen versus the US dollar also negatively impacted revenues. These reductions were partially offset by sales of accelerated verification systems made by Meta Systems, which was purchased in May 1996. System and software revenues were lower in the first quarter of 1997 due in part to weakness of the Company's older product offerings which decreased at an accelerated rate. The rate of decline of revenues for these older software product offerings will continue to negatively impact system and software revenue growth. The rate of expected increases in revenue from newer product offerings to offset these declines is difficult to predict. In addition, software product sales at Microtec experienced a year over year decline due principally to turnover of sales personnel.

System and software gross margins were 65% and 82% for the quarters ended March 31, 1997 and 1996, respectively. Gross margins were significantly lower for the 1997 period primarily due to a write-down of certain previously capitalized software development costs and sales of accelerated verification systems which, because of their hardware content, yield lower gross margins. Amortization of previously capitalized software development costs to system and software cost of revenues was $1,438 and $1,503 for the first quarter of 1997 and 1996, respectively. In addition, the Company recognized an impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings discussed above. These costs, which totaled $5,348, were determined to be unrecoverable and were charged to system and software cost of revenues during the quarter. All remaining previously capitalized software development costs of $4,100 will be amortized over the final three quarters of 1997 to recognize the change in estimated useful lives of these older technologies.

Purchased technology amortization to system and software cost of goods sold was $1,741 and $664 for the quarters ended March 31, 1997 and 1996, respectively. The increase in amortization of purchased technology is principally attributable to seven business acquisitions since March 31, 1996 accounted for as purchases. Amortization of purchased technology should be lower in the following quarters as several older technologies became fully amortized in the quarter.

Service  and Support

Service and support revenues for the first quarter of 1997 were $46,119, a decrease of 4% from the first quarter of 1996. Software support revenue was approximately flat for the comparable periods while consulting services revenue accounted for the overall decrease. The decline in consulting services revenue is principally due to adjusting the Company's revenue recognition policy to recognize revenue only on completion of contract milestones. Previously, the Company used either the percent completion method or the contract milestone method to recognize consulting service revenues. The impact of this restriction on future consulting services revenues is not expected to be significant. This decrease was partially offset by increased demand for ASIC and IC design consulting services.

Service and support gross margins were 38% and 55% for the quarters ended March 31, 1997 and 1996, respectively. Consulting service gross margins continued to be negative in 1997 and the decrease in overall service and support gross margins is attributable to lower than anticipated levels of consulting services revenue without a corresponding decrease in costs, including the revenue adjustment previously discussed. Consistent with consulting and training business models, gross margins generated by the Company's consulting service activities have been and are expected to continue to be lower than software support. Service and support gross margins are expected to be lower than the prior year's run rate of 54% as growth in consulting service business is expected to be higher than growth in software support.


Geographic Revenue Information

Domestic revenue from unaffiliated customers including service and support revenue decreased by 4% as compared to the first quarter of 1996. International revenues from unaffiliated customers including service and support revenue represented 49% and 51% of total revenue for the first quarters of 1997 and 1996 respectively. From the first quarter of 1996 to 1997, European revenue decreased approximately 6% and Japanese revenue decreased approximately 16%. A stronger US dollar in 1997 negatively impacted international revenues during the comparable periods and most significantly in Japan where the Yen weakened against the US dollar by approximately 15% for the comparable periods. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $27,277 and $23,697 or 27% and 22% of revenue for the first quarters of 1997 and 1996, respectively. These increases are attributable to seven prior year acquisitions accounted for as purchases discussed above and lower revenue for the 1997 period.

Capitalization of software development costs was zero in the first quarter of 1997 compared to $723 in the same quarter of the prior year. This decrease in capitalization is due to timing and content of product development activities which resulted in a lower level of costs eligible for capitalization. Based on these lower costs, product development activities have been expensed on a current basis. The Company does not expect any significant capitalization for the remainder of 1997.

Marketing and selling expenses totaled $39,750 and $34,572 or 39% and 32% of revenue for the first quarters of 1997 and 1996, respectively. These increases are attributable to seven prior year acquisitions previously discussed and lower revenue for the 1997 period. General and administration expenses totaled $10,289 and $10,007 or 10% and 9% of revenue for the first quarters of 1997 and 1996, respectively.


MERGER RELATED CHARGES


On January 31, 1996, the Company completed a merger with Microtec Research, Inc. The transaction was accounted for as a pooling of interests and included a one time merger related charge of $4,410. The costs associated with this charge include elimination of duplicate facilities, severance costs related to the termination of certain employees, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.


SPECIAL CHARGES


During the first three months of 1997 the Company recorded a special charge of $8,560. The charge consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. It is expected that all of the costs associated with the subsidiary closures and related employee terminations will be disbursed by the end of 1997.

OTHER INCOME (EXPENSE)

Other income, net totaled $515 for the first quarter of 1997 compared to $1,805 for the same period of 1996. Interest income from investments was $1,795 for the first quarter of 1997, compared to $2,365 for the first quarter of 1996. The decrease in interest income is primarily attributable to lower average cash, cash equivalent and short term investments outstanding during the comparable quarters due to pay-down of short term lines of credit and the long term revolving term credit facility. During the first quarter of 1997, interest expense amounted to $266, down from $348 for the comparable period in 1996. Also, the Company realized a gain of $500 in the first quarter of 1996 on the sale of stock of a public company.


PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $3,480 for the quarter ended March 31, 1997, as compared to a provision of $840 for the same period in 1996. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. Due to the impact of the first quarter results on the projected mix of pre-tax income and losses among various tax jurisdictions, the Company expects a tax rate of approximately 11% for the remaining three quarters of 1997. The Company's tax rate remains sensitive to the shifts in income and losses among various tax jurisdictions previously discussed.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net loss from foreign currency transactions of $367 during the first quarter of 1997 compared to a net loss of $360 during the first quarter of 1996. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at March 31, 1997, decreased to $11,316 from $12,098 at the end of 1996. This reflects the decrease in the value of net assets denominated in foreign currencies against the US dollar since year-end 1996.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". This Statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share. As the Company reported a net loss for the period, stock options are not included in the calculation of loss per share since they are effectively anti-dilutive.

The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of this Statement.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at March 31, 1997 were $143,968 compared to $197,079 at the end of 1996. Cash used by operations was $10,207 for the first three months of 1997 compared to cash used by operations of $2,090 during the same period of 1996. During the first quarter of 1997, cash used by operations was negatively impacted by the net loss from operations and increased days sales outstanding in trade accounts receivable. Cash also decreased as expenditures for property, plant and equipment exceeded depreciation by $4,361. Cash used by financing activities was negatively impacted by the pay-down of short term lines of credit and the long term revolving credit facility totaling $59,236 offset by the release of cash held as collateral previously classified as long term on the consolidated balance sheets.


TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $100,018 at March 31, 1997 from $108,957 at year-end 1996. Trade receivables are only down about 47% of the total decrease in revenues from the fourth quarter of 1996 to the first quarter of 1997. Average days sales outstanding in accounts receivable increased from 81 days at the end of 1996 to 88 days at the end of the first quarter of 1997. This increase in average trade receivables days sales outstanding is principally attributable to a few large contract sales where the Company provided its customers extended payment terms. The Company is currently reviewing all policies related to accounts receivable and customer payment terms in an attempt to improve these ratios.


OTHER ASSETS

Other assets decreased to $29,344 at March 31, 1997 from $42,914 at year-end 1996. Previously capitalized software development costs decreased by $6,796 as a result the of current quarters amortization and a write-down in recognition of impaired value previously discussed. In addition, regular amortization of goodwill and purchased technology further reduced the balance in the quarter.


CAPITAL RESOURCES

Total capital expenditures increased to $11,071 through March 31, 1997, compared to $5,361 for the same period of 1996. The increase in capital expenditures is a result of costs associated with leasehold improvements related to moving the Microtec facility closer to the Company's other development site in the San Jose area where costs are expected to be more favorable. In addition, the Company further invested in its global information and sales force automation systems. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

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

The Company competes in the highly competitive and dynamic EDA (electronic design automation) and integrated systems design industries. The Company's success is dependent upon its ability to develop and market products that are innovative, cost-competitive and that meet customers' expectations, and to deliver those products to its customers in a timely manner. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

A material amount of the Company's software product revenue is usually the result of current quarter order performance of which the majority is usually booked in the last month of each quarter. In addition, the Company's revenue often includes multi-million dollar contracts. The timing of the completion of these contracts and the terms of delivery of software, hardware and other services can have a material impact on revenue recognition for a given quarter. The combination of these factors impairs and delays the Company's ability to identify shortfalls or overages from quarterly revenue targets.

The Company generally realizes approximately half of its revenues outside the United States and expects this to continue in the future. As such, the Company's business and operating results can be impacted by the effects of foreign currency fluctuations. In order to hedge the impact of foreign currency fluctuations, the Company enters into foreign currency forward contracts. However, significant changes in exchange rates may have a material adverse impact on the Company's results of operations. International operations subject the Company to other risks including, but not limited to, changes in regional or worldwide economic or political conditions, government trade restrictions, limitations on repatriation of earnings, licensing and intellectual property rights protection.

The Company has experienced declines in revenues from its older software product offerings. There can be no assurances that expected increases in revenue from newer software products will be sufficient to offset these declines.

The Company is currently addressing staffing needs and operations issues of its consulting services business in an attempt to better focus on ASIC and IC design methodologies and improve profitability. Business reorganizations can increase personnel management complexities including retention and hiring of key technical and management positions. While the Company will look to improve the utilization of its consultants and pricing of its services, there can be no assurance that the challenges will be effectively met.

The Company's operating expenses are generally committed in advance of revenue and are based to a large degree on future revenue expectations. Operating expenses are incurred in order to generate and sustain higher future revenue levels. If the revenue does not materialize as expected, the Company's results of operations can be adversely impacted.

Acquisitions of complementary businesses are a part of the Company's overall business strategy. There are several risks associated with this strategy including integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast, to meet quarterly revenue and earnings targets, and to effectively manage the business for long-term growth. While the Company is aware of and is addressing such issues, there can be no assurance that these challenges will be effectively met.

As a result of the acquisition of Meta Systems, the Company has entered the hardware development and assembly business. Some additional issues must be managed by the Company, such as: procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and placing new demands on the sales force.

The Company has recently added new re-usable intellectual property products and consulting services to its portfolio of offerings to address this emerging market. As with all markets, there is inherent uncertainty regarding the overall rate of growth. Specifically, growth in the re-usable intellectual property market is subject to significant uncertainties and risks as market participants, including the Company, seek to gain customer acceptance for the overall concept of incorporating these re-usable intellectual property designs into their products, identify and develop the correct products to meet evolving customer demands, and identify and implement effective distribution models for this new class of products.

The Company is currently involved in the replacement of its financial information systems, based primarily on software from SAP. The implementation phase of new information systems can cause significant disruptions to the Company's work efficiency. There can be no assurance that the project will be completed within budgeted time or dollar parameters.

The Company believes it has been successful at recruiting and retaining necessary personnel to research and develop products that satisfy customers needs. There can be no assurance that the Company can continue to recruit and retain such personnel.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MENTOR GRAPHICS CORPORATION
                                       (Registrant)


                                       GREGORY K. HINCKLEY
                                       -----------------------------------------
                                       Gregory K. Hinckley
                                       Executive Vice President and
                                       Chief Operating Officer/Chief Financial
                                       Officer