Form 10-Q
period 1997-06-30
MENTOR GRAPHICS CORP
filed 1997-08-13
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


--------------------------------------------------------------------------------


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1997.                Commission File No. 0-13442


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of July 31, 1997:
64,923,000

                           MENTOR GRAPHICS CORPORATION

                                Index to Form 10Q



PART I    FINANCIAL INFORMATION                                      Page Number
-------------------------------                                      -----------

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three              3
           months ended June 30, 1997 and 1996

         Consolidated Statements of Operations for the six                4
           months ended June 30, 1997 and 1996

         Consolidated Balance Sheets as of June 30, 1997                  5
           and December 31, 1996

         Consolidated Statements of Cash Flows for the                    6
           nine months ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements                       7


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition          8-16



PART II    OTHER INFORMATION
----------------------------

     Item 4. Submission of Matters to a Vote of Security Holders         16

SIGNATURES                                                               17
----------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                   (In thousands, except net income per share)
                                   (Unaudited)
                                                                          Three Months Ended
                                                                               June 30,
                                                                       1997                    1996
                                                                -----------------------------------
Revenues:
     System and software                                        $    56,437             $    65,801
     Service and support                                             58,201                  51,478
                                                                -----------             -----------
           Total revenues                                           114,638                 117,279
                                                                -----------             -----------

Cost of revenues:
     System and software                                             10,854                  10,483
     Service and support                                             26,816                  22,907
                                                                -----------             -----------
           Total cost of revenues                                    37,670                  33,390
                                                                -----------             -----------
           Gross margin                                              76,968                  83,889

Operating expenses:
     Research and development                                        26,903                  21,532
     Marketing and selling                                           37,102                  35,899
     General and administration                                      10,132                   9,973
     Merger and acquisition related charges                              --                  12,423
                                                                -----------             -----------
           Total operating expenses                                  74,137                  79,827
                                                                -----------             -----------
Operating income                                                      2,831                   4,062

     Other income (expense), net                                      1,362                    (165)
                                                                -----------             -----------
           Income before income taxes                                 4,193                   3,897

     Provision for income taxes                                         461                   1,370
                                                                -----------             -----------
           Net income                                           $     3,732             $     2,527
                                                                ===========             ===========
Net income per common and
     common equivalent share                                    $       .06             $       .04
                                                                ===========             ===========
Weighted average number of common and
     common equivalent shares outstanding                            64,825                  65,692
                                                                ===========             ===========

See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                   (In thousands, except net income per share)
                                   (Unaudited)
                                                                           Six  Months Ended
                                                                               June 30,
                                                                       1997                    1996
                                                                -----------------------------------
Revenues:
     System and software                                        $   111,877             $   127,028
     Service and support                                            104,320                  99,304
                                                                -----------             -----------
           Total revenues                                           216,197                 226,332
                                                                -----------             -----------

Cost of revenues
     System and software                                             30,007                  21,226
     Service and support                                             55,490                  45,725
                                                                -----------             -----------
           Total cost of revenues                                    85,497                  66,951
                                                                -----------             -----------
           Gross margin                                             130,700                 159,381

Operating expenses:
     Research and development (R&D)                                  54,180                  45,229
     Marketing and selling                                           76,852                  70,471
     General and administration                                      20,421                  19,980
     Special charges                                                  8,560                      --
     Merger and acquisition related charges                              --                  16,833
                                                                -----------             -----------
           Total operating expenses                                 160,013                 152,513
                                                                -----------             -----------
Operating income (loss)                                             (29,313)                  6,868

     Other income, net                                                1,877                   1,640
                                                                -----------             -----------
           Income (loss) before income taxes                        (27,436)                  8,508

     Provision (benefit) for income taxes                            (3,019)                  2,210
                                                                -----------             -----------
           Net income (loss)                                    $   (24,417)            $     6,298
                                                                ===========             ===========
Net income (loss) per common and
     common equivalent share                                    $      (.38)            $       .10
                                                                ===========             ===========
Weighted average number of common and
     common equivalent shares outstanding                            64,848                  65,451
                                                                ===========             ===========


See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                     As of                     As of
                                                                 June 30, 1997           December 31, 1996
                                                                 -------------           -----------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                    $   119,566                $   165,406
     Short-term investments                                            16,929                     31,673
     Trade accounts receivable, net                                   109,977                    108,957
     Other receivables                                                  6,261                      6,697
     Prepaid expenses and other                                        25,128                     25,459
                                                                  -----------                -----------
         Total current assets                                         277,861                    338,192
Property, plant and equipment, net                                    112,396                    102,253
Cash and investments, long-term                                            --                     30,000
Other assets                                                           27,487                     42,914
                                                                  -----------                -----------
         Total                                                    $   417,744                $   513,359
                                                                  ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                        $       985                $     9,055
     Accounts payable                                                  10,034                     15,003
     Income taxes payable                                              13,984                     19,598
     Accrued and other liabilities                                     59,839                     61,623
     Deferred revenue                                                  34,695                     32,065
                                                                  -----------                -----------
         Total current liabilities                                    119,537                    137,344
Long-term debt                                                            326                     52,441
Other long-term deferrals                                               3,480                      3,934
                                                                  -----------                -----------
         Total liabilities                                            123,343                    193,719
                                                                  -----------                -----------
Stockholders' equity:
     Common stock                                                     298,057                    297,756
     Retained earnings (deficit)                                      (14,631)                     9,786
     Foreign currency translation adjustment                           10,975                     12,098
                                                                  -----------                -----------
         Total stockholders' equity                                   294,401                    319,640
                                                                  -----------                -----------
         Total                                                    $   417,744                $   513,359
                                                                  ===========                ===========


See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  1997                    1996
                                                                         -------------------------------------
Operating Cash Flows:
Net income (loss)                                                        $     (24,417)          $       6,298
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
     Depreciation and amortization of plant and equipment                       14,133                  11,318
     Deferred taxes                                                               (214)                    (86)
     Amortization of other assets                                                6,755                   4,771
     Writedown of assets                                                         7,468                       -
     Charge for in-process R&D                                                       -                  12,423
Changes in operating assets and liabilities:
     Trade accounts receivable, net                                             (2,679)                (22,768)
     Prepaid expenses and other assets                                           1,613                     768
     Accounts payable                                                           (4,924)                  2,746
     Accrued liabilities                                                          (123)                 (4,930)
     Other liabilities and deferrals                                            (3,155)                  5,342
                                                                         -------------           -------------
Net cash provided (used) by operating activities                                (5,543)                 15,882
                                                                         -------------           -------------
Investing Cash Flows:
     Purchases of short-term investments, net                                   14,377                   3,463
     Purchases of plant and equipment                                          (22,901)                (12,220)
     Purchase of businesses                                                     (2,342)                (17,540)
     Purchase of technology                                                       (600)                   (500)
     Capitalization of software development costs                                    -                  (2,484)
                                                                         -------------           -------------
Net cash used by investing activities                                          (10,070)                (28,781)
                                                                         -------------           -------------
Financing Cash Flows:
     Proceeds from issuance of common stock                                      4,265                   5,218
     Repurchase of common stock                                                 (3,964)                 (6,952)
     Decrease in short-term borrowings                                          (8,053)                 (1,662)
     Repayment of long-term debt                                               (52,115)                   (295)
     Decrease in cash and investments long-term                                 30,000                       -
                                                                         -------------           -------------
Net cash used by financing activities                                          (29,867)                 (3,691)
                                                                         -------------           -------------

Effect of exchange rate changes on cash and cash equivalents                     1,087                    (831)
                                                                         -------------           -------------
Net change in cash and cash equivalents                                        (45,840)                (17,421)
Cash and cash equivalents at beginning of period                               165,406                 186,676
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $     119,566           $     169,255
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


(2) Special Charge - During the first three months of 1997 the Company recorded a special charge of $8,560. The charge consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. It is expected that all of the costs associated with the subsidiary disposals and employee terminations will be disbursed by the end of 1997.


(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow and non-cash investing activities:

                                                                 Six  Months Ended
                                                                     June 30,
                                                              1997                 1996
                                                        -------------------------------
         Interest paid                                  $      657           $      977
         Income taxes paid, net of refunds              $    2,513           $      472

         Issuance of common stock  for
           purchase of business                         $       --           $    1,825

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS


REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the second quarter and six months ended June 30, 1997, totaled $56,437 and $111,877, respectively, representing a decrease of $9,364 or 14% and $15,151 or 12% from the same periods of 1996. The decline in system and software revenues during the second quarter and first six months of 1997 is primarily attributable to lower software product revenue as well as lower hardware product revenue. System and software revenues were lower in the first half of 1997 due in part to weakness of the Company's older product offerings which decreased at an accelerated rate. The rate of decline of revenues for these older software product offerings will continue to negatively impact system and software revenue growth. The rate of expected increases in revenue from newer product offerings to offset these declines is difficult to predict. Also, the weakening of the Japanese Yen versus the US dollar negatively impacted revenues. See Geographic Revenue Information for further discussion. In addition, software product sales at Microtec experienced a year over year decline due principally to turnover of sales personnel.

System and software gross margins were 81% and 73% for the second quarter and first six months of 1997, compared to 84% and 83% for the same periods a year ago. The decrease in gross margins for the first six months of 1997 is primarily due to a first quarter write-down of certain previously capitalized software development costs and sales of accelerated verification systems made by Meta Systems which, because of their hardware content, yield lower gross margins. Amortization of previously capitalized software development costs to system and software cost of was $1,645 and $3,083 for the second quarter and first six months of 1997, respectively, compared to $1,433 and $3,140 for the same periods of 1996, respectively. In addition, the Company recognized an impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings discussed above. These costs, which totaled $5,358, were determined to be unrecoverable and were charged to system and software cost of revenues during the first quarter. All remaining previously capitalized software development costs are to be fully amortized by the end of 1997 to recognize the change in estimated useful lives of these older technologies. The decline of system and software gross margins from 84% to 81% from the second quarter of 1996 to the same period of 1997 is partially attributable to increased purchased technology amortization.

Purchased technology amortization to system and software cost of goods sold was $1,580 and $3,321 for the second quarter and first six months of 1997, respectively, compared to $817 and $1,481 for the same periods of 1996, respectively. The increase in amortization of purchased technology is principally attributable to five business acquisitions since June 30, 1996 accounted for as purchases. Amortization of purchased technology should continue at approximately the current rate for the next quarter and decline in the fourth quarter as older technologies become fully amortized.


Service and Support

Service and support revenues for the second quarter and six months ended June 30, 1997, totaled $58,201 and $104,320, respectively, representing an increase of $6,723 or 13% and $5,016 or 5% from the same periods of 1996. The revenue increase in the second quarter and first six months of 1997 is primarily attributable to increased consulting services revenue and to a lesser extent increased software support revenue. The overall increase for the first six months of 1997 was partially offset by a first quarter decline in consulting services revenue principally due to adjusting the Company's revenue recognition policy to recognize revenue only on completion of contract milestones. Previously, the Company used either the percent completion method or the contract milestone method to recognize consulting service revenues. The impact of this restriction on future consulting services revenues is not expected to be significant.

Service and support gross margins were 54% and 47% for the second quarter and first six months of 1997, compared to 56% and 54% for the same periods a year ago. The decrease in gross margins for the comparable six month periods is due primarily to lower than anticipated levels of consulting services revenue in the first quarter of 1997 without a corresponding decrease in costs, including the revenue adjustment previously discussed. Consistent with consulting and training business models, gross margins generated by the Company's consulting service activities have been and are expected to continue to be lower than software support. The decrease in gross margins for the comparable quarters is attributable to an increase in consulting service revenues as a percent of total service and support revenues from 27% in the second quarter of 1996 to 31% for the same period of 1997. Service and support gross margins are expected to continue to be lower than historical levels as growth in the consulting service business is expected to be higher than growth in software support.

Geographic Revenue Information

Domestic revenue from unaffiliated customers including service and support revenue for second quarter and first six months of 1997 was 59% and 53% compared to 54% and 52% for the comparable periods of 1996. The increase in domestic revenue volume is attributable to timing of shipments in various regions and the strengthening of the US dollar against the Japanese yen during the comparable periods. From the second quarter and first six months of 1996 to 1997, European revenue decreased approximately 10% and 8%, respectively and Japanese revenue decreased approximately 31% and 22%, respectively. A stronger US dollar in 1997 negatively impacted international revenues during the comparable periods and most significantly in Japan where the Yen weakened against the US dollar from the second quarter and first six months of 1997 to 1996 by approximately 10% and 14%, respectively. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency.


OPERATING EXPENSES

Research and development expenses totaled $26,903 and $21,532 or 23% and 18% of revenue for the second quarters of 1997 and 1996, respectively and $54,180 and $45,229 or 25% and 20% of revenue for the first six months of 1997 and 1996, respectively. These increases are attributable to five prior year acquisitions accounted for as purchases discussed above, lower revenue for the 1997 periods and lower capitalization of software development costs.

Capitalization of software development costs was zero in the second quarter and first six months of 1997 compared to $2,011 and $2,734 for the comparable periods of 1996. This decrease in capitalization is due to timing and content of product development activities which resulted in a lower level of costs eligible for capitalization. Based on these lower costs, product development activities have been expensed on a current basis. The Company does not expect any significant capitalization for the remainder of 1997.

Marketing and selling expenses totaled $37,102 and $35,899 or 32% and 31% of revenue for the second quarters of 1997 and 1996, respectively and $76,852 and $70,471 or 36% and 31% of revenue for the first six months of 1997 and 1996, respectively. These increases are attributable to five prior year acquisitions accounted for as purchases discussed above, increased volumes of sales through independent distributors and lower revenue for the 1997 periods. The Company has experienced lower expenses in marketing, selling and administration from the first quarter to the second quarter of 1997 as a result of a focused effort to manage discretionary spending. General and administration expenses totaled $10,132 and $9,973 or 9% of revenue for the second quarters of 1997 and 1996, respectively and $20,421 and $19,981 or 9% of revenue for the first six months of 1997 and 1996, respectively.

MERGER RELATED CHARGES


In the first quarter of 1996, the Company completed a merger with Microtec Research, Inc. which was accounted for as a pooling of interests and included a one time merger related charge of $4,410. In the second quarter of 1996, the Company completed acquisitions of Meta Systems, SA, dQdt, Inc. and Seto Software GmbH which were accounted for as purchases and resulted in charges for in-process R&D of $12,423. No such merger related charges have been incurred in the first six months of 1997.


SPECIAL CHARGES

During the first quarter of 1997 the Company recorded a special charge of $8,560. The charge consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. It is expected that all of the costs associated with the subsidiary disposals and employee terminations will be disbursed by the end of 1997.


OTHER INCOME (EXPENSE)

During the second quarter and the first six months of 1997, other income was $1,362 and $1,877 compared to other income (expense) of $(165) and $1,640 for the same periods of 1996, respectively. Interest income from investments was $1,806 and $3,601 for the second quarter and first six months of 1997, respectively, compared to $2,324 and $4,707 for the same periods of 1996. During the second quarter and first six months of 1997, interest expense amounted to $108 and $375, respectively, down from $563 and $1,131 for the comparable periods in 1996. The decrease in interest income and interest expense is primarily attributable to lower average cash, cash equivalent and short term investments outstanding during the comparable quarters due to pay-down of short term lines of credit and the long term revolving credit facility. Included in other income (expense) are external legal costs associated with the Quickturn Design Systems, Inc. litigation which total $700 and $1,490 for the second quarter and first six months of 1997, respectively compared to $2,200 and $2,600 for the comparable periods in 1996.

PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $(3,019) for the six months ended June 30, 1997, as compared to a provision of $2,210 for the same period in 1996. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. Due to the impact of the first quarter loss on the projected mix of pre-tax income and losses among various tax jurisdictions, the Company expects a tax rate of approximately 11% for the remaining two quarters of 1997. The Company's tax rate remains sensitive to the shifts in income and losses among various tax jurisdictions previously discussed.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net gain from foreign currency transactions of $24 and a net loss of $296 during the second quarter and first six months of 1997, respectively, compared to a net loss of $138 and $487 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at June 30, 1997, decreased to $10,975 from $12,098 at the end of 1996. This reflects the decrease in the value of net assets denominated in foreign currencies against the US dollar since year-end 1996.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company has not quantified the effect of adoption of SFAS No. 130.

The Company plans to adopt SFAS No. 130 in the first quarter of 1998 and at that time earlier financial statements will be reclassified for comparative purposes.

LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 1997 were $136,495 compared to $197,079 at the end of 1996. Cash used by operations was $5,543 for the first six months of 1997 compared to cash provided by operations of $15,882 during the same period of 1996. During the first half of 1997, cash used by operations was negatively impacted by the net loss from operations and increased days sales outstanding in trade accounts receivable. Cash also decreased as expenditures for property, plant and equipment exceeded depreciation by $8,768. Cash used by financing activities was negatively impacted by the pay-down of short term lines of credit and the long term revolving credit facility totaling $60,168 offset by the release of cash held as collateral previously classified as long term on the consolidated balance sheets.


TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $109,977 at June 30, 1997 from $108,957 at year-end 1996. Average days sales outstanding in accounts receivable increased from 81 days at the end of 1996 to 86 days at the end of the second quarter of 1997 and decreased slightly from the first quarter 1997 total of 89 days. The year to date increase in average trade receivables days sales outstanding is principally attributable to a few large contract sales where the Company provided its customers extended payment terms. The Company is currently reviewing all policies related to accounts receivable and customer payment terms in an attempt to improve these ratios.


OTHER ASSETS

Other assets decreased to $27,487 at June 30, 1997 from $42,914 at year-end 1996. Previously capitalized software development costs decreased by $6,796 as a result the of current quarters amortization and a write-down in recognition of impaired value previously discussed. In addition, regular amortization of goodwill and purchased technology further reduced the balance in 1997.


CAPITAL RESOURCES

Total capital expenditures increased to $22,901 through June 30, 1997, compared to $12,220 for the same period of 1996. The increase in capital expenditures is a result of costs associated with leasehold improvements related to moving the Microtec facility closer to the Company's other development site in the San Jose area where costs are expected to be more favorable. In addition, the Company further invested in its global information and sales force automation systems. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

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

The Company is currently addressing staffing needs and operations issues of its consulting services business in an attempt to better focus on ASIC and IC design methodologies and improve profitability. Business reorganizations can increase personnel management complexities including retention and hiring of key technical and management positions. While the Company will attempt to improve the utilization of its consultants and pricing of its services, there can be no assurance that the challenges will be effectively met.

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


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 1, 1997 at the Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of 56,881,340 shares of the outstanding common stock, which represented approximately 88% of the outstanding shares. The voting information set forth below was provided by American Stock Transfer & Trust Company, the Company's Transfer Agent for its common stock, as Inspector of Election. The matter voted on at the meeting and the votes cast is as follows:

Issue: Election of Nominees for Directors. The nominees for directors listed below and presented to the meeting were elected directors of the Company upon each receiving the affirmative vote of the holders of approximately 99% of those shares represented at the meeting, to serve until the next annual meeting of shareholders and until their successors shall have been elected and qualified.

         Election of Directors           For                    Withheld
         ---------------------           ---                    --------
         Jon A. Shirley                  56,480,525             400,815
         Marsha B. Congdon               56,748,525             402,815
         James R. Fiebiger               56,480,525             400,815
         David A. Hodges                 56,480,525             400,815
         Walden C. Rhines                56,480,525             400,815
         Fontaine K. Richardson          56,480,525             400,815

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