Form 10-Q/A
period 1997-06-30
MENTOR GRAPHICS CORP
filed 1997-09-03
CIK 701811

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

                              Index to Form 10-Q/A



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

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  1997                    1996
                                                                         -------------------------------------
Operating Cash Flows:
Net income (loss)                                                        $     (24,417)          $       6,298
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
     Depreciation and amortization of plant and equipment                       14,133                  11,318
     Deferred taxes                                                               (214)                    (86)
     Amortization of other assets                                                6,755                   4,771
     Writedown of assets                                                         7,468                       -
     Charge for in-process R&D                                                       -                  12,423
Changes in operating assets and liabilities:
     Trade accounts receivable, net                                             (2,679)                (22,768)
     Prepaid expenses and other assets                                           1,613                     768
     Accounts payable                                                           (4,924)                  2,746
     Accrued liabilities                                                          (123)                 (4,930)
     Other liabilities and deferrals                                            (3,155)                  5,342
                                                                         -------------           -------------
Net cash provided (used) by operating activities                                (5,543)                 15,882
                                                                         -------------           -------------
Investing Cash Flows:
     Purchases of short-term investments, net                                   14,377                   3,463
     Purchases of plant and equipment                                          (22,901)                (12,220)
     Purchase of businesses                                                     (2,393)                (14,856)
     Purchase of technology                                                       (600)                 (2,684)
     Capitalization of software development costs                                    -                  (2,484)
                                                                         -------------           -------------
Net cash used by investing activities                                          (11,517)                (28,781)
                                                                         -------------           -------------
Financing Cash Flows:
     Proceeds from issuance of common stock                                      4,265                   5,218
     Repurchase of common stock                                                 (3,964)                 (6,952)
     Decrease in short-term borrowings                                          (8,053)                 (1,662)
     Repayment of long-term debt                                               (52,115)                   (295)
     Decrease in cash and investments long-term                                 30,000                       -
                                                                         -------------           -------------
Net cash used by financing activities                                          (29,867)                 (3,691)
                                                                         -------------           -------------

Effect of exchange rate changes on cash and cash equivalents                     1,087                    (831)
                                                                         -------------           -------------
Net change in cash and cash equivalents                                        (45,840)                (17,421)
Cash and cash equivalents at beginning of period                               165,406                 186,676
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $     119,566           $     169,255
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

Date:  September 2, 1997

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