Form 10-Q
period 1997-09-30
MENTOR GRAPHICS CORP
filed 1997-11-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1997.            Commission File No. 0-13442

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of October 31, 1997: 65,183,220

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q





PART I    FINANCIAL INFORMATION                                      Page Number

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three              3
           months ended September 30, 1997 and 1996

         Consolidated Statements of Operations for the nine               4
           months ended September 30, 1997 and 1996

         Consolidated Balance Sheets as of September 30, 1997             5
           and December 31, 1996

         Consolidated Statements of Cash Flows for the                    6
           nine months ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements                       7


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition            8-16



PART II    OTHER INFORMATION

     Item 1. Legal Proceedings                                           17

SIGNATURES                                                               18

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                   (In thousands, except net income per share)
                                   (Unaudited)
                                                                          Three Months Ended
                                                                             September 30,
                                                                     1997                    1996
                                                              -----------------------------------
Revenues:
     System and software                                        $    58,190             $    47,849
     Service and support                                             57,816                  52,944
                                                                -----------             -----------
           Total revenues                                           116,006                 100,793
                                                                -----------             -----------

Cost of revenues:
     System and software                                             13,312                   8,878
     Service and support                                             25,052                  22,981
                                                                -----------             -----------
           Total cost of revenues                                    38,364                  31,859
                                                                -----------             -----------
           Gross margin                                              77,642                  68,934

Operating expenses:
     Research and development                                        28,780                  21,364
     Marketing and selling                                           36,612                  34,935
     General and administration                                      11,191                   9,869
     Merger and acquisition related charges                              --                   2,830
                                                                -----------             -----------
           Total operating expenses                                  76,583                  68,998
                                                                -----------             -----------
Operating income (loss)                                               1,059                     (64)

     Other income, net                                                1,077                     938
                                                                -----------             -----------
           Income before income taxes                                 2,136                     874

     Provision for income taxes                                         235                     800
                                                                -----------             -----------
           Net income                                           $     1,901             $        74
                                                                ===========             ===========
Net income per common and
     common equivalent share                                    $       .03             $        --
                                                                ===========             ===========
Weighted average number of common and
     common equivalent shares outstanding                            65,956                  65,002
                                                                ===========             ===========

See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
               (In thousands, except net income (loss) per share)
                                   (Unaudited)
                                                                          Nine  Months Ended
                                                                             September 30,
                                                                     1997                    1996
                                                              -----------------------------------
Revenues:
     System and software                                        $   170,067             $   174,876
     Service and support                                            162,136                 152,249
                                                                -----------             -----------
           Total revenues                                           332,203                 327,125
                                                                -----------             -----------

Cost of revenues
     System and software                                             43,319                  30,103
     Service and support                                             80,542                  68,706
                                                                -----------             -----------
           Total cost of revenues                                   123,861                  98,809
                                                                -----------             -----------
           Gross margin                                             208,342                 228,316

Operating expenses:
     Research and development (R&D)                                  82,960                  66,593
     Marketing and selling                                          113,464                 105,406
     General and administration                                      31,612                  29,850
     Special charges                                                  8,560                      --
     Merger and acquisition related charges                              --                  19,663
                                                                -----------             -----------
           Total operating expenses                                 236,596                 221,512
                                                                -----------             -----------
Operating income (loss)                                             (28,254)                  6,804

     Other income, net                                                2,954                   2,577
                                                                -----------             -----------
           Income (loss) before income taxes                        (25,300)                  9,381

     Provision (benefit) for income taxes                            (2,784)                  3,010
                                                                ------------            -----------
           Net income (loss)                                    $   (22,516)            $     6,371
                                                                ============            ===========
Net income (loss) per common and
     common equivalent share                                    $      (.35)             $      .10
                                                                ===========             ===========
Weighted average number of common and
     common equivalent shares outstanding                            64,901                  65,301
                                                                ===========             ===========


See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                     As of                     As of
                                                              September 30, 1997         December 31, 1996
                                                              ------------------         -----------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                    $   122,232                $   165,406
     Short-term investments                                            18,875                     31,673
     Trade accounts receivable, net                                   101,059                    108,957
     Other receivables                                                  6,791                      6,697
     Prepaid expenses and other                                        23,592                     25,459
                                                                  -----------                -----------
         Total current assets                                         272,549                    338,192
Property, plant and equipment, net                                    107,486                    102,253
Cash and investments, long-term                                            --                     30,000
Other assets                                                           25,663                     42,914
                                                                  -----------                -----------
         Total                                                    $   405,698                $   513,359
                                                                  ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                        $       ---                $     9,055
     Accounts payable                                                   9,872                     15,003
     Income taxes payable                                              13,536                     19,598
     Accrued and other liabilities                                     51,274                     61,623
     Deferred revenue                                                  31,762                     32,065
                                                                  -----------                -----------
         Total current liabilities                                    106,444                    137,344
Long-term debt                                                            145                     52,441
Other long-term deferrals                                               3,491                      3,934
                                                                  -----------                -----------
         Total liabilities                                            110,080                    193,719
                                                                  -----------                -----------
Stockholders' equity:
     Common stock                                                     298,808                    297,756
     Retained earnings (deficit)                                      (12,730)                     9,786
     Foreign currency translation adjustment                            9,540                     12,098
                                                                  -----------                -----------
         Total stockholders' equity                                   295,618                    319,640
                                                                  -----------                -----------
         Total                                                    $   405,698                $   513,359
                                                                  ===========                ===========


See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  1997                    1996
                                                                         -------------------------------------
Operating Cash Flows:
Net income (loss)                                                        $     (22,516)          $       6,371
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
     Depreciation and amortization of property, plant and equipment             22,374                  16,164
     Deferred taxes                                                               (115)                    (53)
     Amortization                                                                9,232                   7,701
     Write-down of assets                                                        7,468                  14,553
     Disposition of subsidiaries                                                 5,395                     ---
Changes in operating assets and liabilities:
     Trade accounts receivable                                                   6,121                  (1,816)
     Prepaid expenses and other assets                                           1,096                  (3,983)
     Accounts payable                                                           (4,927)                    549
     Accrued liabilities                                                       (12,060)                (10,633)
     Other liabilities and deferrals                                            (6,180)                  1,782
                                                                         --------------          -------------
Net cash provided by operating activities                                        5,888                  30,635
                                                                         -------------           -------------
Investing Cash Flows:
     Net maturities (purchases) of short-term investments                       12,442                  (7,878)
     Purchases of property, plant and equipment                                (26,749)                (16,772)
     Capitalization of software development costs                                  ---                  (4,328)
     Purchase of businesses                                                     (2,393)                (18,606)
     Purchase of technologies                                                     (600)                 (3,040)
                                                                         --------------          --------------
Net cash used by investing activities                                          (17,300)                (50,624)
                                                                         --------------          --------------
Financing Cash Flows:
     Proceeds from issuance of common stock                                      5,935                   8,339
     Repurchase of common stock                                                 (5,785)                 (8,875)
     Repayment of short-term borrowings                                         (8,808)                 (1,397)
     Repayment of long-term debt                                               (52,296)                   (915)
     Decrease in cash and investments long-term                                 30,000                     ---
                                                                         -------------           -------------
Net cash used by financing activities                                          (30,954)                 (2,848)
                                                                         --------------          --------------

Effect of exchange rate changes on cash and cash equivalents                      (808)                   (340)
                                                                         --------------          --------------
Net change in cash and cash equivalents                                        (43,174)                (23,177)
Cash and cash equivalents at beginning of period                               165,406                 186,676
                                                                         -------------           -------------
Cash and cash equivalents at end of period                               $     122,232           $     163,499
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


(2) Special Charge - During the first three months of 1997 the Company recorded a special charge of $8,560. The charge consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of certain goodwill and purchased technology. It is expected that all of the costs associated with the subsidiary disposals and employee terminations will be disbursed by the end of 1997.


(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow and non-cash investing activities:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       1997                    1996
                                                              -------------------------------------
         Interest paid                                        $         751           $       1,623
         Income taxes paid, net of refunds                    $       2,741           $       1,309

         Issuance of common stock for
           purchase of business                               $          --           $       1,825

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the third quarter of 1997 totaled $58,190, representing an increase of $10,341 or 22% from the same period of 1996. System and software revenues for the first nine months of 1997 totaled $170,067, representing a decrease of $4,809 or 3% from the same period of 1996. The increase in system and software revenues during the third quarter of 1997 is attributable to continued growth of the Company's newer product offerings while declines of older integrated circuit (IC) product offerings were slower compared to the same period a year ago. These older IC products represent less than 30% of the system and software revenue category. In addition, system and software revenues experienced a significant shortfall in the third quarter of 1996 resulting in a favorable comparison to the current period.

System and software revenues were lower for the first nine months of 1997 due in part to an accelerated decline of the Company's older IC products. The rate of decline of revenues for these older IC products will continue to negatively impact system and software revenue growth. The rate of expected increases in revenue from newer product offerings to offset these declines is difficult to predict. Also, see Geographic Revenue Information for discussion of the impact of foreign currency fluctuations.

In August 1997, a US district court temporarily enjoined the Company from selling the SimExpress accelerated verification products made by its Meta Systems subsidiary in the US. This ruling effectively reduces the available market for SimExpress systems sales by approximately 50%. While the level of SimExpress systems sales are not a significant component of system and software revenue, the ruling will negatively impact the growth of the Company's newer product offerings in the near term. See Legal Proceedings below for further discussion.

System and software gross margins were 77% and 75% for the third quarter and first nine months of 1997, compared to 81% and 83% for the same periods a year ago. The decrease in gross margins for the third quarter of 1997 versus the same period of 1996 is due to higher royalty costs, a one-time inventory adjustment and higher purchased technology amortization. Increased royalty costs are attributable to a write-off of costs associated with a non-refundable royalty contract where the committed costs are not expected to be recovered. The Company incurred an inventory write-down of all US SimExpress systems inventory as a result of the August 1997 US District court ruling temporarily prohibiting sales in the US and temporarily prohibiting export of the majority of this inventory outside the US. A final ruling on this matter should be made in 1998. See Legal Proceedings below for further details.

Purchased technology amortization to system and software cost of goods sold was $1,265 and $4,568 for the third quarter and first nine months of 1997, respectively, compared to $804 and $2,160 for the same periods of 1996, respectively. The increase in amortization of purchased technology is principally attributable to five business acquisitions since June 1996 accounted for as purchases.

In addition to the items discussed above, the decrease in gross margins for the first nine months of 1997 is due to a first quarter write-down of certain previously capitalized software development costs which totaled $5,358 and sales of SimExpress systems made by Meta Systems which, because of their hardware content, yield lower gross margins. The Company recognized an impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings discussed above. These costs were determined to be unrecoverable and were charged to system and software cost of revenues during the first quarter. All remaining previously capitalized software development costs will be fully amortized by the end of 1997 to recognize the change in estimated useful lives of these older technologies. Amortization of previously capitalized software development costs to system and software cost of goods sold was $1,345 and $4,428 for the third quarter and first nine months of 1997, respectively, compared to $1,464 and $4,604 for the same periods of 1996, respectively.


Service and Support

Service and support revenues for the third quarter and nine months ended September 30, 1997, totaled $57,816 and $162,136 respectively, representing an increase of $4,872 or 9% and $9,887 or 6% from the same periods of 1996. The revenue increase in the third quarter and first nine months of 1997 is primarily attributable to increased consulting services revenue. The overall increase for the first nine months of 1997 was partially offset by a first quarter decline in consulting services revenue principally due to adjusting the Company's revenue recognition policy to recognize revenue only on completion of contract milestones. Previously, the Company used either the percent completion method or the contract milestone method to recognize consulting service revenues. The impact of this restriction on future consulting services revenues is not expected to be significant.

Service and support gross margins were 57% and 50% for the third quarter and first nine months of 1997, compared to 57% and 55% for the same periods a year ago. The decrease in gross margins for the comparable nine month periods is due primarily to lower than anticipated levels of consulting services revenue in the first quarter of 1997 without a corresponding decrease in costs, including the revenue adjustment previously discussed. Consistent with consulting and training business models, gross margins generated by the Company's consulting service activities have been and are expected to continue to be lower than software support. Service and support gross margins are expected to continue to be lower than historical levels as growth in the consulting service business is expected to be higher than growth in software support.

Geographic Revenue Information

Domestic revenue compared to total revenue from unaffiliated customers including service and support revenue for the third quarter and first nine months of 1997 was 53% and 55% compared to 52% and 52% for the comparable periods of 1996. The increase in domestic revenue volume is attributable to growth of third party distributors in the US and the strengthening of the US dollar against the Japanese yen during the comparable periods. From the third quarter of 1996 compared to the same period of 1997, European and Japanese revenue increased approximately 13% and 10%, respectively. From the first nine months of 1996 compared to the same period of 1997, European and Japanese revenue decreased approximately 2% and 12%, respectively. A stronger US dollar in 1997 negatively impacted international revenues, most significantly in Japan where the Yen weakened against the US dollar from the third quarter and first nine months of 1997 compared to the same periods a year ago by approximately 9% and 12%, respectively. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $28,780 and $21,364 or 25% and 21% of revenue for the third quarters of 1997 and 1996, respectively and $82,960 and $66,593 or 25% and 20% of revenue for the first nine months of 1997 and 1996, respectively. These increases are attributable to five prior year acquisitions accounted for as purchases discussed above, engineering expansion at certain recently acquired subsidiaries, prototype costs for next generation SimExpress systems in the third quarter of 1997 and lower capitalization of software development costs.

Capitalization of software development costs was zero in the third quarter and first nine months of 1997 compared to $1,844 and $4,578 for the comparable periods of 1996. This decrease in capitalization is due to timing and content of product development activities which resulted in a lower level of costs eligible for capitalization. Based on these lower eligible costs, product development activities have been expensed on a current basis. The Company does not expect any significant capitalization for the remainder of 1997.

Marketing and selling expenses totaled $36,612 and $34,935 or 32% and 35% of revenue for the third quarters of 1997 and 1996, respectively and $113,464 and $105,406 or 34% and 32% of revenue for the first nine months of 1997 and 1996, respectively. These increases are attributable to five prior year acquisitions accounted for as purchases discussed above, increased volumes of sales through independent distributors and lower revenue for the first nine months of 1997. The Company has experienced lower expenses in marketing and selling from the first quarter to the second and third quarters of 1997 as a result of a focused effort to manage discretionary spending. General and administration expenses totaled $11,191 and $9,869 or 10% of revenue for the third quarters of 1997 and 1996, respectively and $31,612 and $29,850 or 10% and 9% of revenue for the first nine months of 1997 and 1996, respectively.

MERGER RELATED CHARGES


In the first quarter of 1996, the Company completed a merger with Microtec Research, Inc. which was accounted for as a pooling of interests and included a one time merger related charge of $4,410. In the second quarter of 1996, the Company completed acquisitions of Meta Systems, SRL, dQdt, Inc. and Seto Software GmbH which were accounted for as purchases and resulted in charges for in-process R&D of $12,423. In the third quarter of 1996, the Company completed the acquisition of Royal Digital Centers, Inc. which was accounted for as a purchase and resulted in a charge for in-process R&D of $2,830. Also in the third quarter of 1996, the Company completed a merger with Interconnectix, Inc. which was accounted for as a pooling of interests and included a one time merger related charge of $700. No such merger related charges have been incurred in the first nine months of 1997.



SPECIAL CHARGES


During the first quarter of 1997 the Company recorded a special charge of $8,560. The charge consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of certain goodwill and purchased technology. It is expected that all of the costs associated with the subsidiary disposals and employee terminations will be disbursed by the end of 1997.



OTHER INCOME (EXPENSE)

During the third quarter and the first nine months of 1997, other income was $1,077 and $2,954, respectively, compared to other income of $938 and $2,577 for the same periods of 1996, respectively. Interest income from investments was $1,959 and $5,560 for the third quarter and first nine months of 1997, respectively, compared to $2,454 and $7,161 for the same periods of 1996. During the third quarter and first nine months of 1997, interest expense amounted to $94 and $469, respectively, down from $609 and $1,740 for the comparable periods in 1996. The decrease in interest income and interest expense is primarily attributable to lower average cash, cash equivalent and short term investments outstanding during the comparable quarters due to pay-down of short term lines of credit and the long term revolving credit facility. Included in other income (expense) are external legal costs associated with the Quickturn Design Systems, Inc. litigation which total $740 and $2,230 for the third quarter and first nine months of 1997, respectively, compared to $500 and $3,100 for the comparable periods in 1996.

PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $(2,784) for the nine months ended September 30, 1997, as compared to a provision of $3,010 for the same period in 1996. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. Due to the impact of the first quarter loss on the projected mix of pre-tax income and losses among various tax jurisdictions, the Company expects a tax rate of approximately 11% for the remaining quarter of 1997. The Company's tax rate remains sensitive to the shifts in income and losses among various tax jurisdictions previously discussed.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net gain from foreign currency transactions of $311 and $15 during the third quarter and first nine months of 1997, respectively, compared to a net loss of $22 and $509 during the same periods a year ago. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at September 30, 1997, decreased to $9,540 from $12,098 at the end of 1996. This reflects the decrease in the value of net assets denominated in foreign currencies against the US dollar since year-end 1996.

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



LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 1997 were $141,107 compared to $197,079 at the end of 1996. Cash provided by operations was $5,888 for the first nine months of 1997 compared to $30,635 during the same period of 1996. During the first nine months of 1997, cash provided by operations was negatively impacted by the net loss from operations and payments related to special charges taken in the fourth quarter of 1996 and the first quarter of 1997. Cash also decreased as expenditures for property, plant and equipment exceeded depreciation by $4,375. Cash used by financing activities was negatively impacted by the pay-down of short term lines of credit and the long term revolving credit facility totaling $61,104 offset by the release of cash held as collateral previously classified as long term on the consolidated balance sheets.

TRADE  ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $101,059 at September 30, 1997 from $108,957 at year-end 1996. Average days sales outstanding in accounts receivable improved from 81 days at the end of 1996 to 78 days at the end of the third quarter of 1997.


OTHER ASSETS

Other assets decreased to $25,663 at September 30, 1997 from $42,914 at year-end 1996. Previously capitalized software development costs decreased by $9,786 as a result of current quarter amortization and a write-down in recognition of impaired value previously discussed. In addition, regular amortization of goodwill and purchased technology further reduced the balance in 1997.


CAPITAL RESOURCES

Total capital expenditures increased to $26,749 through September 30, 1997, compared to $16,772 for the same period of 1996. The increase in capital expenditures is a result of costs associated with leasehold improvements related to moving the Microtec facility closer to the Company's other development site in the San Jose area where costs are expected to be more favorable. In addition, the Company further invested in its global information and sales force automation systems. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


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

The Company is currently addressing staffing needs and operations issues of its consulting services business in an attempt to better focus on ASIC and IC design methodologies and improve profitability. Business reorganizations can increase personnel management complexities including retention and hiring of key technical and management personnel. While the Company will attempt to improve the utilization of its consultants and pricing of its services, there can be no assurance that the challenges will be effectively met.

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

As a result of the acquisition of Meta Systems, the Company has entered the hardware development and assembly business. Some additional issues must be managed by the Company, such as: procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory, developing new processes to deliver customer support of the hardware and placing new demands on the sales force.

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

The Company has been able to recruit and retain necessary personnel to research and develop products that satisfy customers needs. There can be no assurance that the Company can continue to recruit and retain such personnel.

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

The Company is involved in various administrative matters and litigation. There can be no assurance that various litigation and administrative matters will not have a material adverse impact on the Company's consolidated financial position or results of operations. See Legal Proceedings below for further discussion.

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

                           Part II. Other Information


Item 1. Legal Proceedings


During 1995, the Company filed suit in US Federal District Court in Portland, Oregon, against Quickturn Design Systems, Inc. (Quickturn) for a declaratory judgment of non-infringement, invalidity and unenforceability of three of Quickturn's patents. These patents relate to products of Meta System SRL (Meta), a French company acquired by the Company in 1996 that manufactures and sells computers used for accelerated verification of hardware designs. Quickturn filed a counterclaim against the Company alleging infringement of six of Quickturn's patents, including the three patents subject to the declaratory judgment action. The counterclaim seeks a permanent injunction prohibiting sales of the Company's SimExpress products in the US, compensatory and punitive damages and attorneys' fees. In October 1997, Quickturn also filed an action against Meta and the Company in a German court alleging infringement by SimExpress of a German patent. In addition, Quickturn filed an administrative complaint with the US International Trade Commission (ITC) in 1996 seeking to prohibit the distribution of SimExpress products in the US. In August 1996, the ITC issued a ruling effectively prohibiting the importation of this technology into the US. In August 1997, the ITC Administrative Law Judge recommended the imposition of evidentiary and monetary sanctions against the Company and Meta; this order has been appealed and no dollar amount of monetary sanctions has been set. In August 1997, the US District Court in Portland, Oregon, granted Quickturn a preliminary injunction prohibiting the Company from selling its SimExpress version 1.0 and
1.5 accelerated verification systems in the US. The injunction also prohibits the Company from shipping current US inventory modified in the US to any of the Company's non-US locations. The Company is allowed to continue to support current US customers with certain maintenance and repair services. A trial in the US District Court action is set for the first quarter of 1998, in which Quickturn is seeking a permanent injunction, compensatory damages, punitive damages, and attorneys' fees. An unfavorable ruling in this trial could involve substantial cost to the Company and effectively prevent the Company from manufacturing and selling its existing accelerated verification of hardware design products in the United States market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997

                                       MENTOR GRAPHICS CORPORATION
                                       (Registrant)


                                       GREGORY K. HINCKLEY
                                       -----------------------------------------
                                       Gregory K. Hinckley
                                       Executive Vice President and
                                       Chief Operating Officer/
                                         Chief Financial Officer