Form 10-K405
period 1997-12-31
MENTOR GRAPHICS CORP
filed 1998-03-31
CIK 701811

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $675,067,106 on March 12, 1998, based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On March 12, 1998, there were 64,677,088 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                                   Part of Form 10-K into
                                                        which incorporated
------------------------------------                  ----------------------

Portions of the 1998 Proxy Statement                        Part III

                                Table of Contents
                                                                            Page

Part I.......................................................................  3

  Item 1.  Business..........................................................  3

  Item 2.  Properties........................................................  8

  Item 3.  Legal Proceedings.................................................  8

  Item 4.  Submission of Matters to a Vote of Security Holders...............  9

Part II ..................................................................... 10

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters  ............................................. 10

  Item 6.  Selected Consolidated Financial Data ............................. 11

  Item 7.  Management's Discussion and Analysis of Financial  Conditions
           and Results of Operations......................................... 12

  Item 8.  Financial Statements and Supplementary Data ...................... 21

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 39

Part III..................................................................... 39

  Item 10. Directors and Executive Officers of Registrant.................... 39

  Item 11. Executive Compensation............................................ 39

  Item 12. Security Ownership of Certain Beneficial Owners and Management.... 39

  Item 13. Certain Relationships and Related Transactions.................... 39

Part IV...................................................................... 39

  Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K........................................... 39

                                     PART I

Item 1.  Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Factors That May Affect Future Results and Financial Condition" under "Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                     General

Mentor Graphics Corporation (the Company) manufactures, markets and supports software and hardware Electronic Design Automation (EDA) products and provides related services which enable engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. Beginning in 1996, the Company expanded its product offerings beyond traditional EDA to include (1) intellectual property (IP) products and services intended to increase design efficiency by delivering standard, reusable functions for the design of hardware components and (2) embedded software development and system verification tools intended to shorten product time-to-market by allowing for simultaneous development and testing of hardware and embedded software. The Company markets its products primarily to large companies in the communications, computer, semiconductor, consumer electronics, aerospace and transportation industries. Customers use the Company's software in the design of such diverse products as supercomputers, automotive electronics, telephone-switching systems, cellular base stations and handsets, computer network hubs and routers, signal processors and personal computers. The Company licenses its products primarily through its direct sales force in North America, Europe and Asia and through distributors in territories where the volume of business does not warrant a direct sales presence. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol MENT. The Company's executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000.

                                    Products

Customers use the Company's products in the design, analysis, simulation, modeling, implementation and verification of electronic designs for telecommunication, aerospace, computers, consumer and other electronic products. This use is intended to make design engineers more productive, make even complex designs more accurate and, thus, shrink time-to-market schedules.

The electronic design process begins when an electrical engineer describes the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), printed circuit board (Board) or electronic system. In this process the engineer describes the overall product system architecture and then implements it by creating a design description, simulating the design to reveal electrical defects and reiterating the description until it meets the previously determined design specifications. Engineers use the Company's products to specify the components of the IC or Board, determine the interconnections among the components and define the components' associated physical properties. Engineers also use the Company's simulation products throughout the design process to identify design errors before the design is manufactured. Simulation also gives engineers the ability to test design alternatives. Engineers use the Company's verification products to identify functionality and performance issues while the cost to correct is still low.

Verification

Verification of electronic designs is addressed by Company products from several aspects, including simulation and emulation of the entire chip, execution of software on the virtual hardware prototype, and analysis of physical implementation effects and their impact on functionality, performance and quality.

With advancements in IC technology, the Company expects that the fabrication of "deep submicron" physical feature dimensions will soon be commonplace, and a new threshold in IC complexity and system integration will be crossed. The term "deep submicron" is generally defined as any IC manufacturing process that has transistor gate lengths under 0.35u (microns). The Company's Calibre product line is specifically engineered for physical verification of deep submicron circuit designs.

xCalibre is the Company's deep submicron IC backend physical extraction product family consisting of an extraction engine and data management flow tools. Advances in deep submicron process technology and IC complexity have forced designers to seek new solutions for physical extraction. xCalibre closes the gap between creating designs for deep submicron processes and verifying the physical implementation of those designs at a system level. Unlike other physical verification tools, xCalibre offers an open design flow that enables IC designers to take a massive database of electronic circuit information, split it up into manageable pieces for analysis, and reintegrate the information into the overall chip design.

The Company's co-verification tools provide a means to verify the hardware and embedded software comprising an electronic system against each other without having to build a hardware prototype. This improves the efficiency of the customers' product development cycles by giving customers more time to fix software bugs, resolve hardware-software interface errors and reduce the risk that a design problem will cause a significant delay in the project schedule.

Seamless CVE is the Company's hardware/software co-verification tool that performs full system simulation of embedded systems. Seamless CVE verifies the software-hardware interface by running embedded software against a simulated model of the hardware. Seamless CVE allows the designer to verify the software as a part of the overall system instead of waiting until the hardware design has been completed and verified. Early verification of the entire system identifies functionality and performance issues while the cost to correct them is small. Seamless CVE can be applied to full custom IC, embedded-core application specific integrated circuit (ASIC) and board-level designs. Seamless CVE customers are embedded system developers developing systems that incorporate one or more microcontrollers, microprocessors or digital signal processors (DSP) for controlling or managing an electronic system. This includes telephone switching equipment, network hubs and routers, cellular phones and base stations, automobile engine management modules, aircraft avionics and controls, industrial controls and computer controlled defense equipment. These systems are characterized by a high content of custom hardware and software built around a commercial microcontroller or microprocessor.

The Company's design-for-test, or "DFT", product line automates the process of making integrated circuits and systems testable and the generation of their test programs. The Company's DFT products include FastScan, FlexTest, DFTAdvisor, DFTInsight, MBISTArchitect, LBISTArchitect, BSDArchitect, and the recently announced CTIntegrator - an automated test solution for System-on-Chip designs incorporating IP cores.

The Company's simulation product line gives electrical designers representative or artificial data to reproduce conditions in a model that could occur in the performance of a system under different operating conditions. The Company offers simulation products for system, Board, ASIC or field programmable gate array simulation. The Company's simulation products include QuickSim II and QuickHDL Pro. In August 1997, the Company and its subsidiary, Model Technology, Inc.
(MTI) announced the consolidation of all HDL simulation products under MTI. This unified MTI's V-System and the Company's QuickHDL products into a single product, now known as ModelSim. ModelSim is the market share leader in VHDL simulation.

As more ICs, multichip modules (MCMs) and Boards support both analog and digital circuits, designers need a unified simulation solution that allows both analog and digital analysis within the mixed-signal design. The Company offers a range of alternatives for analog and mixed-signal designers. The tools provide a flow that begins with design entry or a language description, continues with verification and analysis options and finishes with a physical description for fabrication. The Company's analog/mixed signal products include Analog Station II, AccuParts, Eldo and Accusim II.

Design Re-use and Embedded Software

The Company believes that the demand for tools to develop increasingly complex electronic systems cannot be entirely satisfied with traditional EDA tools. Under its Integrated System Design strategy, the Company has combined its EDA products with products and services that facilitate rapid development of complex systems through reusable components referred to in the industry as "intellectual property" or "IP" and the integration of hardware and embedded software development.

The IP products and related services provided by the Company's Inventra Business Unit (Inventra) are intended to increase engineering productivity through the use of predefined and preverified "building blocks" or "cores" of frequently used circuit functions for the design of hardware components. Use of IP cores allows designers to focus on optimizing system architecture and developing proprietary functionality. The Company believes that companies which integrate IP into their design methodology can expect better quality products at lower costs and faster time-to-market. Inventra provides IP that is used in ASIC design, IC design, embedded software design and Board design. Inventra IP includes circuit functions for a range of electronic consumer and communications applications including microprocessors, peripheral interface controllers, digital signal processors, and communications controllers cores.

Embedded software development tools are provided by the Company's Microtec Division. Embedded software controls the function of hardware components dedicated to specialized tasks of such common consumer products as VCRs, telephones and fax machines. Embedded software is used in a range of other products in the aerospace, communications, medical instrumentation, transportation, computer, industrial and consumer markets. Microtec's embedded software development tools include the VRTX real-time operating system, the XRAY family of debugger products and other software development tools including compilers, assemblers, linkers and simulators.

System Design

The Company's Monet product defines a new capability for designers, which the Company calls "architectural exploration." Architectural exploration allows designers to rapidly discover the right architecture tradeoffs before they commit resources to creating a hardware prototype. The Company's Renoir product provides a highly automated environment for the design of electronic systems, using graphical tools to capture or reuse high-level designs and functional behavior.

The Company's Board/MCM design tools allow designers to select from a library of parts to be included in the Board/MCM, to simulate and test the performance of the Board/MCM, to test for manufacturability, to analyze thermal and signal integrity, and to output data which will allow the Board/MCM to be manufactured. "Boards", a common way of packaging electronic circuits, are epoxy type "boards" upon which ICs, ASICs and discrete components such as resistors and capacitors are mounted. MCMs may be thought of as several ICs or ASICs mounted together in a single package. Products within the MCM and Board design flows include Design Architect, Board Station, Board Architect, MCM Station, Hybrid Station and Library Management System.

The Company's Interconnectix business unit's Interconnect Synthesis (IS) products combine the disciplines of timing and signal integrity analysis with the physical implementation of floorplanning, placement and routing. IS products reduce the time consuming iteration cycle among placement, routing, analysis and rework.

                                    Platforms

The Company's software products run primarily on UNIX workstations in a broad range of price and performance levels, including workstations manufactured by Hewlett-Packard Company and Sun Microsystems, Inc. These computer manufacturers have a substantial installed base of workstations and make frequent introductions of new products. The Company has introduced a significant number of products that run on Windows NT and intends to continue efforts to make its products available on Windows NT.

                             Marketing and Customers

During 1997, the Company focused its marketing and selling resources on a limited number of emerging products. Those products include the Calibre physical verification product, the xCalibre physical extraction product, the Seamless CVE hardware/software co-verification tool, intellectual property, and the IS routing products of its Interconnectix business unit. The Company's marketing also emphasizes its Integrated System Design strategy for the integration of both hardware and software development for electronic systems, a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries.

The Company licenses its products primarily through its direct sales force in North America, Europe and Asia. The Company also licenses its products through distributors in territories where the volume of business is not sufficient to warrant a direct sales presence. During the years ending December 31, 1997, 1996 and 1995 sales outside of North America accounted for 45, 46 and 48 percent, respectively, of total sales. The Company enters into foreign currency forward contracts to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations and significant exchange rate movements may have a material adverse impact on the Company's results. Additional information relating to foreign and domestic operations is contained in Note 14 of Notes to Consolidated Financial Statements beginning on Page 36, below.

No material portion of the Company's business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations in receipts of orders, which are typically stronger in the second and fourth quarters of the year. Due to the complexity of the Company's products, the selling cycle can be three to six months or longer. During the selling cycle the

Company's account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company's products may also be "loaned" to customers for on-site evaluation. As is typical of many other companies in the electronics industry, the Company generally ships its products to customers within 180 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

The Company licenses its products and some third party products pursuant to purchase and license agreements. The Company generally schedules deliveries only after receipt of purchase orders under these agreements.

                                    Alliances

In 1997, the Company entered into two significant IP alliances. The first alliance with Synopsys, Inc. was completed in June 1997. This alliance was formed to establish an industry standard interface and process for the development and use of IP and to describe a method for the creation, verification and validation of IP on Synopsys' cell based array circuit and layout technology in a jointly authored "Reuse Methodology Manual." The second alliance was completed in December of 1997 and consists of a three-way agreement among the Company, Synopsys and Taiwan Semiconductor Manufacturing Co. Ltd.
(TSMC). Under this agreement TSMC will work with the Company and Synopsys to provide evaluation versions of IC physical layouts, which will be created using the method for the creation, verification and validation of IP authored by the Company and Synopsys under their separate agreement.

                               University Programs

The Company shares its technology and expertise with universities worldwide through its Higher Education Program (HEP). Founded in 1985 because the Company believes the success of the electronics industry is dependent upon highly skilled engineers, the HEP offers colleges and universities a cost-effective way to acquire the Company's products for teaching and academic research. This program helps to insure that engineering graduates enter industry proficient in the use of state-of-the-art tools and techniques. Through the HEP, the Company develops long term relationships with engineering colleges and universities around the world. The Company has partnerships with more than 300 colleges and universities worldwide.

                                     Backlog

The Company's backlog of firm orders was approximately $77.7 million on December 31, 1997 as compared to $74.0 million on December 31, 1996. This backlog includes products not shipped and unfulfilled professional services and training. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 1997 backlog of orders is expected to ship during 1998.

                            Manufacturing Operations

The Company's manufacturing operations primarily consist of reproduction of the Company's software and documentation. In North America, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major West Coast sites. Distribution centers in The Netherlands, Japan and Singapore serve their respective regions. The Company's line of accelerated verification products, which is comprised of both hardware and software, is manufactured in France.

                               Product Development

The Company's research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 1997, 1996 and 1995, the Company expensed $112,227,000, $92,905,000 and $86,782,000 respectively, and capitalized $0, $5,691,000 and
$8,129,000, respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate the Company's focused strategic requirements by filling gaps in existing products or technologies, eliminating dependencies on third parties and providing the Company with an avenue into new lines of business. The Company's future success depends on its ability to develop or acquire competitive new products that satisfy customer requirements.

                                    Suppliers

The Company seeks to provide its customers with software and IP that addresses customers' electronic system design processes. Supplier products fill gaps in the Company's existing product lines and allow it to offer products which are needed by customers but which are not central to the Company's business. Supplier agreements are also used to explore possible new lines of business. Although the Company has supplier agreements with several large suppliers who do not wish to develop a specific internal technology into a commercial product, the Company's suppliers are typically small niche companies that do not have adequate distribution channels for their products. The Company maintains three different types of supplier relationships: (1) a simple remarketing relationship where the supplier's product is added to the Company's price list and drop shipped to the customer directly from the supplier; (2) a partial integration relationship where the supplier's object code is packaged and shipped with other Company products to the customer; and (3) a fully integrated relationship where the Company modifies or enhances the supplier's product before packaging and delivering it to the customer.

Supplier agreements are typically multi-year agreements with royalty payments based on a percentage of product revenue. The agreements generally require an escrow of the supplier's source code. Customer support for supplier products is usually provided by the Company with the supplier providing backup support and research and development in the event of a problem with the product itself.

                         Customer Support and Consulting

The Company has a worldwide organization to meet its customers' needs for software support. The Company offers support contracts providing software updates and support. Most of the Company's customers have entered into software support contracts.

Mentor Consulting, the Company's consulting division, is comprised of a worldwide team of consulting professionals who provide services for Systems-on-a-Chip, Systems to Silicon Verification, Design Reuse, and High Performance Systems Design. The Company's consulting group was established in 1987. Its mission is to team with customers' design groups to increase productivity while reducing costs and time-to-market.

                                   Competition

The markets for the Company's products are competitive and are characterized by price reductions, rapid technological advances in application software, operating systems and hardware, and new market entrants. The EDA and IP industries tend to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While many competitors are large companies with extensive capital and marketing resources, the Company also competes with small companies with little capital but innovative ideas.

The Company believes the main competitive factors affecting its business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company's sales force, price, size of the installed base, level of customer support and professional services. The Company believes that it generally competes favorably in these areas. The Company can give no assurance, however, that it will have financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to compete successfully in its markets.

The Company's principal competitors are Cadence Design Systems Inc., Synopsys Inc., Avant! Corporation, Zuken-Redac, Quickturn Design Systems, Inc., IKOS Systems, Inc., Wind River Systems Inc., Integrated Systems Inc.
and numerous small companies.

                                    Employees

The Company and its subsidiaries employed approximately 2,570 people full time as of December 31, 1997. The Company's success will depend in part on its ability to attract and retain employees who are in great demand. The Company continues to enjoy satisfactory employee relations.

                              Patents and Licenses

The Company holds 23 United States and 9 foreign patents on various technologies. In 1997, the Company was granted four patents and filed six patent applications worldwide. As of January 1998, the Company has a total of 23 patent applications filed and pending and an additional 21 in process but not yet filed. While the Company believes the pending applications relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that software patents are becoming increasingly important in the software industry.

The Company regards its products as proprietary and protects all products with copyrights, trade secret laws, and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. The Company typically includes restrictions on disclosure, use and transferability in its agreements with customers and other third parties.

Item 2.  Properties

The Company owns six buildings on 53 acres of land in Wilsonville, Oregon. The Company occupies 341,000 square feet, in five of those buildings, as its corporate headquarters. The Company leases the remaining building and portions of one headquarters building to third parties. The Company also owns an additional 98 acres of undeveloped land adjacent to its headquarters. All corporate functions and a majority of its domestic research and development operations are located at the Wilsonville site.

The Company leases additional space in San Jose, California, where some of its domestic research and development takes place, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Some additional research and development is done in locations outside the U.S. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 1998.

Item 3.  Legal Proceedings

During 1995, the Company filed suit in U.S. Federal District Court in Portland, Oregon, against Quickturn Design Systems, Inc. (Quickturn) for a declaratory judgment of non-infringement, invalidity and unenforceability of three of Quickturn's patents. These patents relate to products of Meta Systems SRL
(Meta), a French company acquired by the Company in 1996 that manufactures and sells computers used for accelerated verification of hardware designs. Quickturn filed a counterclaim against the Company alleging infringement of six of Quickturn's patents, including the three patents subject to the declaratory judgment action. The counterclaim seeks a permanent injunction prohibiting sales of the Company's SimExpress products in the U.S., compensatory and punitive damages and attorneys' fees.

Quickturn filed an administrative complaint with the U.S. International Trade Commission (ITC) in 1996 seeking to prohibit the distribution of SimExpress products in the U.S. In August 1996, the ITC issued a ruling effectively prohibiting the importation of this technology into the U.S. In August 1997, the ITC Administrative Law Judge recommended the imposition of evidentiary and monetary sanctions against the Company and Meta. This order has been appealed and no dollar amount of monetary sanctions has been set. In August 1997, the U.S. District Court in Portland, Oregon granted Quickturn a preliminary injunction prohibiting the Company from selling its SimExpress version 1.0 and
1.5 accelerated verification systems in the U.S. The injunction also prohibits the Company from shipping current U.S. inventory modified in the U.S. to any of its non-U.S. locations. . In October 1997, Quickturn also filed an action against Meta and the Company in a German court alleging infringement by SimExpress of a German patent.

In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing SimExpress products or components, and from providing repair or maintenance services to existing U.S. customers. That order took effect in 1998. A trial in the U.S. District Court action will likely occur during the second or third quarter of 1998, in which Quickturn will seek a permanent injunction, compensatory damages, punitive damages, and attorneys' fees. An unfavorable ruling in this trial could involve substantial cost to the Company and effectively prevent the Company from manufacturing and selling its existing accelerated verification of hardware design products in the U.S. market.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relations matters. The Company believes that final resolution of such disputes and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

Executive Officers of Registrant

The following are the executive officers of the Company:

                                                                                      Has Served As An Executive
        Name                               Position                         Age      Officer of the Company Since
-----------------------------------------------------------------------------------------------------------------
Walden C. Rhines      President, Chief Executive Officer and Director        51                  1993

Gregory K. Hinckley   Executive Vice President, Chief Operating Officer      51                  1997
                      and Chief Financial Officer

G. M. "Ken" Bado      Senior Vice President, World Trade                     43                  1996

Bernd U. Braune       Senior Vice President                                  42                  1998

Dean Freed            Vice President, General Counsel and Secretary          39                  1995

Anthony B. Adrian     Vice President, Corporate Controller                   55                  1998

Dennis Weldon         Treasurer                                              50                  1998

------------------------------------------------------------------------------------------------------------------

The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

     Dr. Rhines has served as Director, President and Chief Executive Officer of the Company since October 1993. From 1972 to 1993, Dr. Rhines was employed by Texas Instruments Incorporated, a manufacturer of electrical and electronics products, where he held a variety of technical and management positions and was most recently Executive Vice President of

Texas Instruments Semiconductor Group. Dr. Rhines is currently a director of Cirrus Logic, Inc., and Triquint Semiconductor, Inc., both semiconductor manufacturers.

     Mr. Hinckley has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer since joining the Company in January 1997. From November 1995 until December 1996 he held the position of Senior Vice President with VLSI Technology, Inc. (VLSI), a manufacturer of complex ASICs. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI. Mr. Hinckley is a director of OEC Medical Systems, Inc., a manufacturer of medical imaging equipment, and Amkor Technology, Inc., an IC packaging, assembly and test services company.

     Mr. Bado has served as Senior Vice President, World Trade since December 1996. From April 1994 to December 1996 he held the position of Vice President of the Americas. From February 1996 through December 1996 Mr. Bado also held the position of Vice President and General Manager, Professional Services. Mr. Bado was the Southern Area General Manager for North American Sales from January 1991 to April 1994. He has been employed by the Company since September 1988.

     Mr. Braune joined the Company as a Director of Meta Systems SRL, a French subsidiary of the Company, in July 1997 and was appointed an executive officer with the title of Senior Vice President in 1998. From November 1995 to July 1997 he held the position of Senior Vice President of Worldwide Sales and Marketing for VLSI. From June 1993 to November 1995, Mr. Braune was General Manager and Vice President of European Operations for VLSI. From 1991 to 1993, he was Managing Director for European Operations of NCR Microelectronics, a computing company.

     Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995, and was Associate General Counsel and Assistant Secretary from 1990 to April 1994. He has been employed by the Company since January 1989.

     Mr. Adrian has served as Vice President, Corporate Controller since joining the Company in January 1998. From August to December of 1997 he held the position of Vice President and Acting Controller for Wickland Oil Company, a petroleum marketing and distribution company. From January 1996 to August 1997 Mr. Adrian served as Managing Director of Wickland Terminals in Australia. From November 1992 to January 1996 Mr. Adrian served as Vice President and Controller of Wickland Oil.

     Mr. Weldon has served as Treasurer since February 1996. Mr. Weldon served as Director of Finance Administration from June 1994 to January 1996. From July 1991 to June 1994 Mr. Weldon served as Finance Manager. Mr. Weldon has been employed by the Company since July 1988.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock trades on the Nasdaq National Market under the symbol MENT. The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by the Nasdaq National
Market:

Quarter ended                           March 31         June 30       September 30      December 31
----------------------------------------------------------------------------------------------------
1997
   High................................  $ 11            $  9 3/8        $ 12 1/2        $ 12 1/16
   Low.................................  $  8 5/8        $  6 5/8        $  8 1/2        $  9
----------------------------------------------------------------------------------------------------
1996
   High................................  $ 18 1/4        $ 18 3/8        $ 16 1/4        $ 10 5/8
   Low.................................  $ 12 3/8        $ 13 3/8        $  8 7/8        $  7 3/8
----------------------------------------------------------------------------------------------------

As of December 31, 1997, the Company had 1,218 stockholders of record.

No dividends were paid in 1996 or 1997. The Company does not intend to pay dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

Year ended December 31,                                 1997          1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------
In thousands,
except per share data and percentages

Statement of Operations Data
---------------------------------------------------------------------------------------------------------------------

Total revenues................................... $  454,727    $  447,886    $  432,517    $  390,119    $  367,703
Research and development......................... $  112,227    $   92,905    $   86,782    $   81,231    $   84,579
Operating income (loss).......................... $  (36,370)   $   (9,849)   $   52,554    $   30,980    $  (46,365)
Net income (loss)................................ $  (31,307)   $   (4,978)   $   50,506    $   30,453    $  (48,367)
Gross margin percent.............................      65%           70%           73%           73%           67%
Operating income (loss)
   as a percent of revenues......................      (8)%          (2)%          12%            8%          (13)%

Per Share Data
---------------------------------------------------------------------------------------------------------------------

Net income (loss) per share - basic ............. $    (0.48)   $    (0.08)   $     0.79    $     0.50    $    (0.88)
Net income (loss) per share - diluted ........... $    (0.48)   $    (0.08)   $     0.78    $     0.49    $    (0.88)
Cash dividends per common share outstanding...... $       --    $       --    $       --    $       --    $     0.16
Weighted average number of shares
  outstanding - basic............................     64,885        64,134        63,710        60,361        54,760
Weighted average number of shares
  outstanding - diluted..........................     64,885        64,134        65,134        62,211        54,760

Balance Sheet Data
---------------------------------------------------------------------------------------------------------------------

Cash and investments, short-term................. $  137,060    $  197,079    $  211,996    $  154,255    $  119,531
Cash and investments, long-term.................. $       --    $   30,000    $   30,000    $   30,000    $   30,000
Working capital.................................. $  148,191    $  200,848    $  213,491    $  150,865    $  103,754
Property, plant and equipment, net............... $  103,452    $  102,253    $   99,605    $  102,291    $  108,314
Total assets..................................... $  402,302    $  513,359    $  495,372    $  429,290    $  381,583
Short-term borrowings............................ $       --    $    9,055    $    9,358    $    8,661    $    6,467
Long-term debt and other deferrals............... $      617    $   56,375    $   55,054    $   53,123    $   60,182
Stockholders' equity............................. $  277,537    $  319,640    $  326,226    $  258,419    $  204,844

---------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages

Nature of Operations

Mentor Graphics Corporation (the Company) is a supplier of electronic design automation (EDA) systems -- advanced computer software, accelerated verification systems and intellectual property designs and data bases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products primarily through its direct sales force in North America, Europe and Asia, and through distributors in territories where the volume of business does not warrant a direct sales presence. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional services offices worldwide.

Recent Mergers and Acquisitions

Results of operations of all acquisitions accounted for as pooling of interests are included in the Company's Consolidated Financial Statements for all periods presented. Results of operations of all acquisitions accounted for as purchases are included in the Company's Consolidated Financial Statements only from the date of acquisition forward.

In 1996, the Company completed nine business combinations, two of which were accounted for as pooling of interests and seven of which were accounted for as purchases. The Company purchased dQdt, Inc. (dQdt), Meta Systems SRL, (Meta), Seto Software GmbH (Seto), Royal Digital Centers, Inc. (Royal Digital), Open Networks Engineering, Inc. (ONE), Systolic Technology, LTD (Systolic), and CAE Technology, Inc. (CAE) in April 1996, May 1996, June 1996, August 1996, November 1996, November 1996 and December 1996, respectively. The total purchase price including acquisition expenses for all 1996 purchase acquisitions was $40,708. The purchase accounting allocations resulted in charges for in-process research and development (R&D) of $26,234, goodwill capitalization of $5,517, and technology capitalization of $8,957.

In January and August of 1996, the Company completed the acquisitions of Microtec Research, Inc. (Microtec) and Interconnectix, Inc. (Interconnectix), respectively. These acquisitions were accounted for as pooling of interests. A total of 6,223 and 2,133 shares of the Company's common stock were issued for Microtec and Interconnectix, respectively. Merger expenses of $5,110 were incurred associated with the elimination of duplicate facilities, severance costs, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.

In 1995, the Company completed five business combinations, two of which were accounted for as pooling of interests and three of which were accounted for as purchases. The Company purchased Axiom Datorer Scandinavian AB (Axiom), 3Soft Corporation (3Soft), and Zeelan Technology, Inc. (Zeelan) in May 1995, December 1995, and December 1995, respectively. The purchase accounting allocations resulted in charges for in-process R&D of $1,430, goodwill capitalization of $528 and technology capitalization of $892.

In May and October of 1995, the Company acquired Exemplar Logic, Inc. (Exemplar) and Precedence Incorporated (Precedence), respectively. These acquisitions were accounted for as pooling of interests. A total of 1,512 and 735 shares of the Company's common stock were issued for Exemplar and Precedence, respectively. Merger expenses of $610 were for services rendered to facilitate completion of the merger agreements and for severance costs.

Results of Operations

Revenues and Gross Margins

Year ended December 31,                               1997     Change           1996     Change           1995
--------------------------------------------------------------------------------------------------------------
System and software revenues...............    $   235,808       (3)%     $  242,147         5%     $  230,533
System and software gross margins..........    $   182,316      (10)%     $  202,951         4%     $  194,657
         Gross margin percent .............           77.3%                     83.8%                     84.4%
Service and support revenues...............    $   218,919        6%      $  205,739         2%     $  201,984
Service and support gross margins..........    $   113,378        2%      $  111,119        (8)%    $  120,656
         Gross margin percent .............           51.8%                     54.0%                     59.7%
Total revenues.............................    $   454,727        2%      $  447,886         4%     $  432,517
Total gross margins........................    $   295,694       (6)%     $  314,070        --      $  315,313
         Gross margin percent .............           65.0%                     70.1%                     72.9%

--------------------------------------------------------------------------------------------------------------

System and Software

System and software revenues are derived from sales of software products, third party owned software products for which the Company pays royalties, accelerated verification systems and some workstation hardware. For 1997, the decrease in system and software revenue is attributable to a decline in software product sales partially offset by increased sales of accelerated verification systems. Software product revenues declined in 1997 due in part to an accelerated decline of the Company's older integrated circuit (IC) and also certain printed circuit board (Board) products. The rate of decline of revenues for these older IC products is expected to continue to negatively impact system and software revenue growth. The rate of expected increases in revenue from newer product offerings to offset these declines is difficult to predict. For 1996 compared to 1995, software product revenues accounted for approximately 85% of the increase in system and software revenues, while a decline in workstation hardware product revenues was more than offset by added accelerated verification system revenues. The primary factor contributing to the software product growth for 1996 was increased product offerings as a result of internal development and acquisitions over the last several years. The Company added many new products through business combinations accounted for as purchases during 1996 and 1995, which resulted in added revenues only from the date of acquisition and not for all prior periods presented as is the case for pooling of interest transactions.

Sales in Japan were negatively affected by a strengthening of the U.S. dollar as compared to the yen in 1997 and 1996. In 1995, sales were positively affected by a weakening of the U.S. dollar against the yen. See "Geographic Revenues Information" below for further details of the effects of foreign currencies on revenues.

In December of 1997, the International Trade Commission (ITC) issued permanent exclusion and cease and desist orders which prohibit the Company from selling and supporting the SimExpress accelerated verification products made by its Meta Systems subsidiary in the U.S. This ruling effectively reduces the available market for SimExpress systems sales by approximately 50%. See "Item 3. Legal Proceedings" for further details. While the level of SimExpress systems sales are not a significant component of system and software revenue, the ruling will negatively impact the growth of the Company's newer product offerings in the near term. Sales of SimExpress systems in the U.S. during 1997 were less than 10% of the worldwide total.

System and software gross margins as a percent of revenues declined in 1997 due to higher royalty costs, one-time inventory and capitalized software development cost adjustments and higher purchased technology amortization. System and software gross margins as a percent of revenues declined from 1995 to 1996 due to higher costs for royalties related to third party contracts and higher costs for amortization of previously capitalized software development and purchased technology. Increased royalty costs in 1997 are primarily attributable to a write-off of costs associated with a non-refundable royalty contract where the committed costs will not be recovered. In addition, the Company incurred an inventory write-down of all U.S. SimExpress systems inventory as a result of the exclusion and Cease and Desist Orders previously discussed. This ruling also prohibits the export of the majority of the Company's SimExpress inventory outside the U.S. Sales of SimExpress systems are expected to have a negative impact on system and software product gross margins over time because of the lower margin hardware component of these products.

The Company recognized an impairment in the value of certain previously capitalized software development costs in the first quarter of 1997, which totaled $5,358 primarily as a result of the accelerated decline in sales of older software product offerings discussed above. These costs were determined to be unrecoverable and were charged to system and software cost of revenues. All remaining previously capitalized software development costs were fully amortized in 1997 to recognize the change in estimated useful lives of these older technologies. Amortization of previously capitalized software development costs to system and software cost of revenue was $5,448, $6,215, and $5,511 for 1997, 1996, and 1995, respectively. Amortization of purchased technology costs to system and software cost of revenues was $5,484, $3,559 and $2,418 for 1997, 1996 and 1995, respectively. The increased amortization in 1997 and 1996 is attributable to the purchase of seven and three companies in 1996 and 1995, respectively. Purchased technology costs are amortized over a three-year period to system and software cost of revenues. Amortization of purchased technology is expected to decline in 1998 as the Company did not acquire any significant purchased technology in 1997 and several older technologies became fully amortized during the year.

Service and Support

Service and support revenues consist of revenues from annual software support contracts and professional services, which includes consulting services, training services, custom design services and other services. The increase in service and support revenues in 1997 is due primarily to a 19% increase in professional service revenues as well as a slight increase in software support revenues. The increase in 1996 is due primarily to a 4% increase in software support revenues, partially offset by a decline in professional service revenues.

The growth levels for software support revenues have declined in 1997 and 1996 due in part to the decline in software product revenues, which resulted in a slower rate of increase to the Company's installed base of customers. In addition, the Company is currently unbundling software support services in response to customer requests. This change allows customers to choose varying levels of phone support and software update support. The effect of this change may result in lower revenue levels as some customers could choose less than full support from available options. Since growth in software support is dependent on continued success of the software product offerings, increases in the Company's installed customer base, and the impact of acquisitions, future software support revenue levels are difficult to predict.

Professional service revenues totaled approximately $60,300, $50,500 and $53,800 in 1997, 1996 and 1995, respectively. The increase in professional services in 1997 is attributable to consulting services and custom design services as demand for these services continued to grow. The decline in professional service revenues in 1996 was attributable in part to a process of realigning the core consulting business in an attempt to better support ASIC and IC design methodologies. This realignment resulted in start-up difficulties such as estimating resource requirements to meet engagement deliverables and recruiting and hiring of additional personnel qualified to meet such deliverables, all of which delayed conversion of order backlog into revenue. This decline was partially offset by increased custom design service revenues.

Service and support gross margins decreased in 1997 and 1996 as a result of negative professional service gross margins. In 1997, professional service gross margin difficulties were due to unprofitable contracts, most of which were entered into in 1996, where costs of completion exceeded the revenues. The Company has since refined its contract approval practices to reduce the likelihood of entering into unprofitable custom design contracts. In 1996, the negative margin performance was the result of the start-up difficulties discussed above and unexpected costs to complete certain custom design contracts. Consistent with EDA consulting and training business models, gross margins generated by the Company's professional service activities have been, and are expected to continue to be, lower than software support. As a result, service and support gross margins may continue to decline if growth in the professional service business is higher than growth in software support.

Geographic Revenues Information

Domestic revenues from unaffiliated customers, including service and support revenues, increased by 5% from 1996 to 1997 and 7% from 1995 to 1996. International revenues from unaffiliated customers, including service and support revenues, represented 45%, 46% and 48% of total revenues in 1997, 1996 and 1995, respectively. European revenues increased by 2% from 1996 to 1997 and decreased by 3% from 1995 to 1996. Japanese revenues decreased by 13% from 1996 to 1997 and decreased by 1% from 1995 to 1996. The effects of exchange rate differences from the Japanese Yen to the U.S. dollar negatively impacted revenues by approximately 11% and 14% in 1997 and 1996, respectively. Exclusive of currency effects, lower revenue levels in Japan are the result of the economic slow-down in 1997 and 1996. The effects of exchange rate differences from European currencies to the U.S. dollar for 1997 and 1996 were not significant. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,                             1997     Change           1996     Change          1995
-----------------------------------------------------------------------------------------------------------
Gross research and development.............   $  112,227        14%     $   98,596         4%     $  94,911
     Percent of total revenues.............         24.7%                     22.0%                    21.9%
Capitalized software development...........   $       --      (100)%    $    5,691       (30)%    $   8,129
     Percent of total revenues.............           --                       1.3%                     1.9%
Net research and development...............   $  112,227        21%     $   92,905         7%     $  86,782
     Percent of total revenues.............         24.7%                     20.7%                    20.1%
Marketing and selling......................   $  157,343         7%     $  146,754         7%     $ 137,771
     Percent of total revenues.............         34.6%                     32.8%                    31.9%
General and administration.................   $   43,636         7%     $   40,918         7%     $  38,206
     Percent of total revenues.............          9.6%                      9.1%                     8.8%
Special charges............................   $   18,858        57%     $   11,998         --     $  (2,040)
     Percent of total revenues.............          4.1%                      2.7%                    (0.5)%

-----------------------------------------------------------------------------------------------------------

Research and Development

As a percent of revenue, gross R&D costs increased slightly from 1996 to 1997 and were approximately flat from 1995 to 1996. The increase in gross R&D spending in 1997 and 1996 was principally attributable to investment in key product areas and merger and acquisition activity. The Company identified key product areas to invest R&D and marketing resources that resulted in higher spending levels in 1997. The areas of emphasis included intellectual property, Interconnect Synthesis, accelerated verification, physical extraction and verification and hardware/software co-verification. Partially offsetting these increases was a reduction in spending for older product lines. Gross R&D costs increased in 1997 compared to 1996 by approximately $8,000 as a result of prior year purchases of dQdt, Meta, Seto, Royal Digital, ONE, Systolic, and CAE. The purchases during 1996 resulted in added expenses only from the date of acquisition and not for all prior periods presented as is the case for pooling of interest transactions. In 1996, gross R&D costs increased due, in part, to the purchases of 3Soft late in 1995 and Seto and Meta in the first half of 1996, which resulted in a year to year increase of approximately $5,000. In addition, other business combinations accounted for as pooling of interests including Microtec, MTI, Exemplar, Precedence and Interconnectix, which were included in 1996 and 1995 results, experienced higher R&D investment in 1997 and 1996. During 1997, the Company capitalized software development costs of $0, compared to $5,691 and $8,129 for 1996 and 1995, respectively. This decrease in capitalization is due to timing and content of product development activities which resulted in a lower level of costs eligible for capitalization. Based on these lower eligible costs, product development activities have been expensed on a current basis. The Company does not expect any significant capitalization in 1998.

Marketing and Selling

In 1997 and 1996, the increase in marketing and selling costs was principally attributable to investment in key product areas, merger and acquisition activity discussed above and increased sales through third party distributors. The year to year impact of acquisitions on marketing and selling costs in 1997 was approximately $2,000. In addition, selling costs increased approximately $3,000 in 1997 as a result of increased third party sales channel revenue that resulted in higher distributor commissions and other selling costs. The 1996 versus 1995 impact of acquisitions on marketing and selling costs was approximately $6,000. In addition, in 1996 the Company incurred higher selling costs due to higher revenue levels year to year and higher marketing costs due to increased new product introductions. A stronger U.S. dollar during 1997 reduced expenses by approximately 5% and 11% in Europe and Japan, respectively. A stronger U.S. dollar during 1996 reduced expenses by approximately 7% and 17% in Europe and Japan, respectively.

General and Administration

The increase in general and administrative costs from 1996 to 1997 and 1995 to 1996 were a result of integration costs and additional headcount related to business purchases previously discussed offset by certain administrative savings subsequent to integration of Interconnectix and Microtec. Also in 1997, the Company experienced increased costs of information technology personnel as the global information system reached the implementation phase during the year. Prior to implementation, some of the system architecture costs associated with this project were capitalized and subsequent to implementation these costs were expensed. Costs of information technology is not expected to decline in 1998 as the Company expects to launch other related projects.

Special Charges

During the first quarter of 1997, the Company recorded a special charge of $8,560. The charge consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of certain goodwill and purchased technology. Substantially all of the costs associated with this charge were expended in 1997.

During the fourth quarter of 1997, the Company recorded a special charge of $10,298. The charge consisted of disposals of subsidiaries and related employee terminations, recognition of the impairment in value of certain goodwill, purchased technology and other assets, some streamlining of worldwide operations and reserves for various legal claims. A majority of the reserves are for claims resulting from the Company's inability to continue selling and supporting its SimExpress products in the U.S. due to cease and desist orders issued by the ITC against the Company in patent litigation involving the products. See "Item 3. Legal Proceedings" for further details.

In the fourth quarter of 1996, the Company recorded special charges of $11,998. The Company downsized and redirected certain operations and re-targeted an incentive compensation program resulting in severance costs, facility lease and equipment abandonment costs and other costs totaling approximately $7,000. The Company also recognized a $5,000 write-down for impairment in value of goodwill and certain other assets associated with its Meta subsidiary, as the recoverability of these assets was adversely affected by the ongoing SimExpress patent litigation.

During the second quarter of 1995, the Company recorded a $2,040 special charge adjustment. The adjustment was primarily associated with a prior year charge and was mainly the result of reduced estimates for severance costs associated with replacement and globalization of the Company's information systems. Information system implementation delays culminated when a key project plan milestone was missed during the second quarter, resulting in lower estimated costs for write-offs of old equipment due to prolonged in-service periods. In addition, certain actions associated with a product discontinuance plan were not taken when management determined that the technology could be used by the Company's consulting organization and sold as a custom integrated service rather than as a commercial design tool.

Merger and Acquisition Related Charges

In 1996, the Company incurred merger and acquisition related charges of $31,344 as a result of nine business combinations. Seven acquisitions were accounted for as purchases that resulted in charges for in-process R&D of $26,234. The charges were a result of allocating a portion of the acquisition costs to in-process product development that had not reached technological feasibility. The acquisitions of Microtec and Interconnectix were accounted for as pooling of interests and resulted in merger expenses of $4,410 and $700, respectively, which were associated with the elimination of duplicate facilities, severance costs, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.

In 1995, the Company incurred merger-related charges of $2,040. The purchases of Axiom, 3Soft and Zeelan resulted in charges for in-process R&D of $400, $850, and $180, respectively. The acquisitions of Precedence and Exemplar were accounted for as pooling of interests which resulted in merger expenses of $400 and $210, respectively. These costs were for services rendered to facilitate completion of the merger agreements and severance costs to eliminate redundant management positions.

Other Income, Net

Year ended December 31,                        1997          1996          1995
-------------------------------------------------------------------------------

Other income, net....................   $     3,319   $     8,411   $     6,494

-------------------------------------------------------------------------------

Interest income was $7,723, $9,485, and $9,194 in 1997, 1996 and 1995,
respectively. Interest expense was $555, $2,423, and $2,585 in 1997, 1996 and 1995, respectively. The decrease in interest income and interest expense in 1997 versus 1996 is primarily attributable to lower average cash, cash equivalents, short-term investments and borrowings outstanding during 1997 due to pay-down of short term lines of credit and the long term revolving credit facility. In 1996, the Company sold common stock of two independent public companies for $6,744 that had carrying costs of $1,199, resulting in a gain of $5,545. Other income was adversely affected by legal costs, which totaled $4,675 and $3,611 in 1997 and 1996, respectively.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was ($1,744), $3,540 and $8,542 in 1997, 1996 and 1995, respectively. The tax benefit in 1997 of $1,744 is the result of the mix of profits earned by subsidiaries in taxable jurisdictions and by losses incurred by subsidiaries in low or no tax jurisdictions. In years where the Company is not profitable, the effective tax rate may not reflect the expected tax rate in years when profits are incurred in the majority of the jurisdictions where the Company does business.

The tax provision of $3,540 in 1996 is primarily due to one-time non-tax deductible in-process R&D charges and other non-tax deductible costs related to acquisitions. These increases to the tax provision were partially offset by the reversal of the valuation allowance for certain current deferred tax assets and by significant pre-tax income in certain jurisdictions where lower tax rates apply. Based on the Company's operating income levels before tax in the U.S., it was determined that it was more likely than not that certain of its current deferred tax assets in the U.S. would be realized. As such, the tax provision for 1996 was reduced for the reversal of the valuation allowance for those deferred tax assets.

The 1995 provision is primarily due to the reversal of the valuation allowance related to deferred tax assets of the Company's Japanese subsidiary when it was determined that it was more likely than not that its deferred tax assets would be realized.

The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carryforwards, and tax expense for subsidiaries with pre-tax income. As such, the Company's income tax position and resultant effective tax rate is uncertain for 1998 and beyond.

Effects of Foreign Currency Fluctuations

Approximately half of the Company's revenues are generated outside of the United States. For 1997, 1996 and 1995, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company's results of operations.

The "foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, decreased to $7,795 at December 31, 1997, from $12,098 at the end of 1996. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1996 as a result of a stronger U.S. dollar at the close of 1997.

New Accounting Pronouncements

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supercedes SOP 91-1. The Company will adopt SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The impact on the Company's Consolidated Financial Statements is not expected to be material.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. The Company plans to adopt SFAS No. 130 on January 1, 1998. The impact on the Company's Consolidated Financial Statements is not expected to be material.

In June 1997, the FASB issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards of reporting operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Company plans to adopt SFAS No. 131 on January 1, 1998. The impact on the Company's Consolidated Financial Statements is not expected to be material.

Liquidity and Capital Resources

Year Ended December 31,                                                                  1997            1996
-------------------------------------------------------------------------------------------------------------
Current assets................................................................    $   272,339     $   338,192
Cash and investments, short-term..............................................    $   137,060     $   197,079
Cash and investments, long-term...............................................    $        --     $    30,000
Cash provided by operations...................................................    $    13,854     $    42,314
Cash used for investment activities, excluding short-term investments.........    $   (35,606)    $   (57,819)
Cash provided (used) by financing activities..................................    $   (37,596)    $       206

-------------------------------------------------------------------------------------------------------------

Cash and Investments

Cash and short-term investments decreased $60,019 during 1997. Cash provided by operations was $13,854, a decrease of $28,460 from 1996. A net loss of $31,307 and payments related to special charges taken in the fourth quarter of 1996 and the first quarter of 1997 negatively impacted cash provided by operations in 1997, offset by non-cash asset write-downs and business disposals totaling $17,817. In 1996, cash was negatively impacted by a net loss of $4,978 and nine business combinations, six of which required payments totaling $32,358.

Cash used for investing activities was negatively impacted by the capital expenditures of $32,614 and $23,931 in 1997 and 1996, respectively. In 1996, purchase of businesses totaled $32,358 while no similar expenditures were incurred in 1997. Cash used by financing activities was negatively impacted by the pay-down of short term lines of credit and the long term revolving credit facility totaling $61,103 offset by the release of $30,000 in cash held as collateral previously classified as long term on the Consolidated Balance Sheets. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $9,477 and $12,477 in 1997 and 1996, respectively. This increase was offset by repurchases of common stock of $15,940 in 1997 and $11,507 in 1996.

Trade Accounts Receivable

The trade accounts receivable balance decreased $2,947 from December 31, 1996 compared to December 31, 1997. Average days sales outstanding in accounts receivable improved from 81 days at the end of 1996 to 76 days at the end of 1997.

Other Assets

Other assets decreased to $26,511 at December 31, 1997 from $42,914 at December 31, 1996. Previously capitalized software costs decreased by $10,806 as a result of current year amortization and a write-down in recognition of impaired value previously discussed. No software costs were capitalized in 1997. In addition, regular amortization of goodwill and purchased technology further reduced the balance in 1997. Technology costs are being amortized over a three-year period to system and software cost of revenues.

Long-term Debt

The Company had total borrowings outstanding of $52,480 under its $55,000 committed revolving credit facility as of December 31, 1996. As of December 31, 1996, the Company maintained an interest rate swap agreement associated with the revolving credit facility debt which effectively converted floating rates on $17,500 of the debt to a fixed rate of 9.55%. In 1997, the Company terminated its interest rate swap agreement and paid down the committed revolving credit facility to zero.

Subsequent to December 31, 1997, the Company entered into a committed revolving loan with a bank that remains in effect until 2001, which gives the Company the ability to borrow up to $100,000 and is available for general operating purposes. The revolving loan has a variable rate, which is calculated based on the Company's financial position and operating performance.

Capital Resources

Total capital expenditures increased to $32,614 for 1997 compared to $23,931 for 1996. The increase in capital expenditures is a result of costs associated with leasehold improvements related to moving the Microtec facility closer to the Company's other development site in the San Jose area where costs are expected to be more favorable. In addition, the Company further invested in its global information and sales force automation systems. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

Factors That May Affect Future Results and Financial Condition

The statements contained in this report that are not statements of historical fact are forward looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following discussion highlights factors that could cause actual results to differ materially from the forward-looking statements. The forward-looking statements should be considered in light of these factors.

The Company competes in the highly competitive and dynamic EDA and integrated systems design industries. The Company's success is dependent upon its ability to develop and market products that are innovative, cost-competitive and that meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

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

The Company generally realizes approximately half of its revenues outside the U.S. and expects this to continue in the future. As such, the effects of foreign currency fluctuations can impact the Company's business and operating results. To hedge the impact of foreign currency fluctuations, the Company enters into foreign currency forward contracts. However, significant changes in exchange rates may have a material adverse impact on the Company's results of operations. In addition, recent significant declines in the value of the currencies of many countries in the Asia Pacific region have affected the Company's sales in the region. The overall instability of Asian currency and stock market economies could adversely affect the economic health of the entire region and could have an adverse effect on the Company's results of operations. International operations subject the Company to other risks including, but not limited to, changes in regional or worldwide economic or political conditions, government trade restrictions, limitations on repatriation of earnings, licensing and intellectual property rights protection.

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

The Company has recently added new re-usable intellectual property products and consulting services to its portfolio of offerings. As with all markets, there is inherent uncertainty regarding the overall rate of growth. Specifically, growth in the re-usable intellectual property market is subject to significant uncertainties and risks as market participants, including the Company, seek to gain customer acceptance for the overall concept of incorporating these re-usable intellectual property designs into their products, identify and develop the correct products to meet evolving customer demands, and identify and implement effective distribution models for this new class of products.

The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers needs. There can be no assurance that the Company can continue to recruit and retain such personnel.

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

The Company is involved in various administrative matters and litigation. There can be no assurance that various litigation and administrative matters will not have a material adverse impact on the Company's consolidated financial position or results of operations. See "Item 3. Legal Proceedings" for further discussion.

The Company has conducted a review of its products, information technology and facilities computer systems to identify all software that could be affected by the "Year 2000" issue and has developed or is developing product implementation plans to address this issue. The Company expects all Year 2000 conversion projects to be completed on a timely basis. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in the century, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations. Provided the Company's "Year 2000" projects are completed on a timely basis, the expense of these projects, and its related effect on the Company's earnings, is not expected to be material.

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

Item 8.  Financial Statements and Supplementary Data


Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                 1997            1996            1995
------------------------------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
    System and software.....................................     $   235,808     $   242,147     $   230,533
    Service and support.....................................         218,919         205,739         201,984
                                                                 -----------     -----------     -----------

         Total revenues.....................................         454,727         447,886         432,517
                                                                 -----------     -----------     -----------

Cost of revenues:
    System and software.....................................          53,492          39,196          35,876
    Service and support.....................................         105,541          94,620          81,328
                                                                 -----------     -----------     -----------

         Total cost of revenues.............................         159,033         133,816         117,204
                                                                 -----------     -----------     -----------

         Gross margin.......................................         295,694         314,070         315,313
                                                                 -----------     -----------     -----------

Operating expenses:
    Research and development................................         112,227          92,905          86,782
    Marketing and selling...................................         157,343         146,754         137,771
    General and administration..............................          43,636          40,918          38,206
    Special charges.........................................          18,858          11,998          (2,040)
    Merger and acquisition related charges..................              --          31,344           2,040
                                                                 -----------     -----------     -----------

         Total operating expenses...........................         332,064         323,919         262,759
                                                                 -----------     -----------     -----------

Operating income (loss).....................................         (36,370)         (9,849)         52,554
    Other income, net.......................................           3,319           8,411           6,494
                                                                 -----------     -----------     -----------

         Income (loss) before income taxes..................         (33,051)         (1,438)         59,048
    Provision (benefit) for income taxes....................          (1,744)          3,540           8,542
                                                                 -----------     -----------     -----------

    Net income (loss).......................................     $   (31,307)    $    (4,978)    $    50,506
                                                                 ===========     ===========     ===========

    Net income (loss) per share:
         Basic..............................................     $     (0.48)    $     (0.08)    $      0.79
                                                                 ===========     ===========     ===========
         Diluted............................................     $     (0.48)    $     (0.08)    $      0.78
                                                                 ===========     ===========     ===========
    Weighted average number of shares outstanding:
         Basic..............................................          64,885          64,134          63,710
                                                                 ===========     ===========     ===========
         Diluted............................................          64,885          64,134          65,134
                                                                 ===========     ===========     ===========

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------

As of December 31,                                                                           1997               1996
--------------------------------------------------------------------------------------------------------------------
In thousands
Assets
Current assets:
     Cash and cash equivalents..................................................     $     84,402       $    165,406
     Short-term investments.....................................................           52,658             31,673
     Trade accounts receivable, net of allowance for doubtful
         accounts of $2,426 in 1997 and $3,163 in 1996.........................           106,010            108,957
     Other receivables..........................................................            6,282              6,697
     Prepaid expenses and other.................................................           12,906             15,937
     Deferred income taxes......................................................           10,081              9,522
                                                                                     ------------       ------------

         Total current assets...................................................          272,339            338,192

Property, plant and equipment, net.............................................           103,452            102,253
Cash and investments, long-term................................................                --             30,000
Other assets, net...............................................................           26,511             42,914
                                                                                     ------------       ------------

         Total assets...........................................................     $    402,302       $    513,359
                                                                                     ============       ============

Liabilities and Stockholders' Equity
Current liabilities:
     Short-term borrowings......................................................     $         --       $      9,055
     Accounts payable...........................................................           11,125             15,003
     Income taxes payable.......................................................           23,000             19,598
     Accrued payroll and related liabilities....................................           31,055             28,592
     Accrued liabilities........................................................           30,119             33,031
     Deferred revenue...........................................................           28,849             32,065
                                                                                     ------------       ------------

         Total current liabilities..............................................          124,148            137,344

Long-term debt..................................................................              120             52,441
Other long-term deferrals.......................................................              497              3,934
                                                                                     ------------       ------------

         Total liabilities......................................................          124,765            193,719
                                                                                     ------------       ------------

Stockholders' Equity:
     Common stock, no par value, authorized 100,000 shares; 64,367 and
            64,608 issued and outstanding for 1997 and 1996, respectively                 291,263            297,756
     Incentive stock, no par value, authorized 1,200 shares; none issued                       --                 --
     Retained earnings (deficit)................................................          (21,521)             9,786
     Foreign currency translation adjustment....................................            7,795             12,098
                                                                                     ------------       ------------

         Total stockholders' equity.............................................          277,537            319,640

Commitments and contingencies .................................................
                                                                                     ------------       ------------

         Total liabilities and stockholders' equity.............................    $    402,302       $    513,359
                                                                                     ============       ============

--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                   1997               1996               1995
--------------------------------------------------------------------------------------------------------------------
In thousands
Operating Cash Flows:
Net income (loss)............................................      $   (31,307)      $     (4,978)      $     50,506

Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization of
         property, plant and equipment.......................           27,516             21,472             25,955
     Gain on sale of investments held for sale...............               --             (5,545)                --
     Deferred taxes..........................................           (8,434)            (5,988)            (1,338)
     Amortization............................................           11,604             11,586             10,037
     Write-down of assets....................................           12,422             31,234              1,430
     Business disposals......................................            5,395                 --                 --

Changes in operating assets and liabilities:
     Trade accounts receivable...............................              711            (11,201)            (4,205)
     Prepaid expenses and other..............................            1,571             (5,534)               500
     Accounts payable........................................           (3,593)             3,458             (4,549)
     Accrued liabilities.....................................           (2,662)             1,319              1,378
     Other liabilities and deferrals.........................              631              6,491              2,539
                                                                   -----------       ------------       ------------

Net cash provided by operating activities....................           13,854             42,314             82,253
                                                                   -----------       ------------       ------------

Investing Cash Flows:
     Net purchases of short-term investments.................          (21,746)            (5,018)           (14,430)
     Proceeds from sale of investments held for sale.........               --              6,744                 --
     Purchases of property, plant and equipment, net ........          (32,614)           (23,931)           (22,653)
     Capitalization of software development costs............               --             (5,691)            (8,129)
     Purchase of businesses..................................               --            (32,358)            (6,216)
     Purchase of technologies................................           (2,992)            (2,583)            (1,444)
                                                                   -----------       ------------       ------------

Net cash used by investing activities........................          (57,352)           (62,837)           (52,872)
                                                                   -----------       ------------       ------------

Financing Cash Flows:
     Proceeds from issuance of common stock..................            9,447             12,477             17,429
     Proceeds (repayment) of short-term borrowings...........           (8,782)              (263)               868
     Repayment of long-term debt.............................          (52,321)              (501)            (1,153)
     Repurchase of common stock..............................          (15,940)           (11,507)            (2,250)
     Decrease in cash and investments, long-term.............           30,000                 --                 --
                                                                   -----------       ------------       ------------

Net cash provided (used) by financing activities.............          (37,596)               206             14,894
                                                                   -----------       ------------       ------------
Effect of exchange rate changes on
     cash and cash equivalents ..............................               90               (953)            (1,261)
                                                                   -----------       ------------       ------------

Net change in cash and cash equivalents......................          (81,004)           (21,270)            43,014
Cash and cash equivalents at beginning of period.............          165,406            186,676            143,662
                                                                   -----------       ------------       ------------

Cash and cash equivalents at end of period...................      $    84,402       $    165,406       $    186,676
                                                                   ===========       ============       ============

--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------------------------------------------
                                                                                              Foreign
                                                                              Retained       Currency          Total
                                                   Common Stock               Earnings    Translation  Stockholders'
                                                  Shares         Amount       (Deficit)    Adjustment         Equity
---------------------------------------    -------------  -------------  -------------  -------------  -------------
In thousands
Balance at December 31, 1994...........           61,495  $     279,634  $     (33,928) $      12,713  $     258,419
                                           -------------  -------------  -------------  -------------  -------------
Stock issued under stock option and
   stock purchase plans................            2,490         17,429             --             --         17,429
Compensation related to nonqualified
   stock options granted...............               --            104             --             --            104
Repurchase of common stock.............             (110)        (2,250)            --             --         (2,250)
Foreign currency translation                          --             --             --            881            881
adjustment
Change in value of investments
   available for sale..................               --             --          1,137             --          1,137
Net income.............................               --             --         50,506             --         50,506
                                           -------------  -------------  -------------  -------------  -------------

Balance at December 31, 1995...........           63,875        294,917         17,715         13,594        326,226
                                           -------------  -------------  -------------  -------------  -------------
Stock issued under stock option and
   stock purchase plans ...............            1,428         12,477             --             --         12,477
Stock issued for acquisition of
   businesses..........................              138          1,825             --             --          1,825
Compensation related to nonqualified
   stock options granted...............               --             44             --             --             44
Repurchase of common stock.............             (833)       (11,507)            --             --        (11,507)
Foreign currency translation                          --             --             --         (1,496)        (1,496)
adjustment
Change in value of investments
   available for sale..................               --             --         (2,951)            --         (2,951)
Net loss...............................               --             --         (4,978)            --         (4,978)
                                           -------------  -------------  -------------  -------------  -------------

Balance at December 31, 1996...........           64,608        297,756          9,786         12,098        319,640
                                           -------------  -------------  -------------  -------------  -------------
Stock issued under stock option and
   stock purchase plans ...............            1,414          9,447             --             --          9,447
Repurchase of common stock.............           (1,655)       (15,940)            --             --        (15,940)
Foreign currency translation                          --             --             --         (4,303)        (4,303)
adjustment
Net loss ..............................               --             --        (31,307)            --        (31,307)
                                           -------------  -------------  -------------  -------------  -------------

Balance at December 31, 1997 ..........           64,367  $     291,263  $     (21,521) $       7,795  $     277,537
                                           =============  =============  =============  =============  =============

--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
All numerical references in thousands, except percentages and per share data

1.   Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Financial Instruments
The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. At December 31, 1997 and 1996, the Company had forward contracts and options outstanding of $37,959 and $39,058, respectively, to primarily sell various foreign currencies. These contracts generally have maturities which do not exceed twelve months. At December 31, 1997 and 1996, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

The Company entered into a forward contract to stabilize the currency effects on a portion of the Company's net investment in its Japanese subsidiary. This contract to sell Yen 1.65 billion will guarantee the Company $19,859 at the contract's expiration in 1998. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of the stockholders' equity section of the Consolidated Balance Sheets. The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contract should not impact current or future consolidated statements of operations. At December 31, 1997, the difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero. The fair value of this contract was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparty to this contract.

The Company places its cash equivalents and short-term investments with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, and short term borrowings approximate fair value because of the short-term nature of these instruments.

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires reporting of investments as either held to maturity, available for sale or trading. Under SFAS No. 115, the securities held had been classified as available for sale, which requires the difference between original carrying cost and market value to be recognized as a component of stockholders' equity.

Cash, Cash Equivalents, and Short-Term Investments
The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 1997 and 1996, the Company held $178 and $41,211 of short term securities under agreements to resell on January 1, 1998 and 1997, respectively. Due to the short-term nature of these investments, the Company did not take possession of the securities. The Company does not believe it is exposed to any significant credit risk or market risk on cash and cash equivalent balances.

Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. These investments mature primarily in less than one year.

Property, Plant and Equipment
Property, plant and equipment is stated at cost and consists of land and land improvements, buildings and building equipment, computer equipment and furniture, leasehold improvements, and service spare parts. Expenditures for additions to property, plant and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of buildings and building equipment, and land improvements, is computed on a straight-line basis over lives of forty and twenty years, respectively. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements. Service spare parts are amortized on a straight-line basis over their estimated useful lives, generally four years.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes certain costs incurred in the production of computer software once technological feasibility of the product to be marketed has been established. Capitalization of these costs ceases when the product is considered available for general release to customers. Costs incurred prior to technological feasibility, including amounts attributable to in-process research and development in business acquisitions, are expensed as incurred.

Amortization of capitalized software development costs is calculated as the greater of the ratio that the current product revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of approximately three years. Amortization is included in system and software cost of revenues in the Consolidated Statements of Operations.

The Company recognized impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings. These costs, which totaled $5,358, were determined to be unrecoverable and were charged to system and software cost of revenues. All remaining previously capitalized software costs were amortized evenly over the final three quarters of 1997 to recognize the change in estimated useful lives of these older technologies.

Stockholders' Equity
During 1997, the Company repurchased 1,655 shares, approximately 800 of which were repurchased immediately prior to the Employee Stock Purchase Plan (ESPP) purchases and then reissued to plan participants. The remaining shares were repurchased in the fourth quarter of 1997 to be reissued to participants of the ESPP in 1998. The market value of all repurchases was $15,940.

During 1996, the Company repurchased 833 shares, approximately 500 of which were repurchased immediately prior to ESPP purchases and then reissued to the plan participants. The remaining shares were repurchased in the first quarter of 1996 and subsequently reissued through stock option exercises prior to consummation of the August 1996 acquisition of Interconnectix, Inc. The market value of all shares repurchased in 1996 was $11,507. In 1996, the Company's Board of Directors rescinded a share repurchase plan except that the Board authorized the continued repurchase of shares for purposes of reissuance under the ESPP.

Net Income (Loss) Per Share
In the fourth quarter of 1997, the Company adopted SFAS No. 128 "Earnings Per Share". Accordingly, "basic net income (loss) per share" and "diluted net income
(loss) per share" for the year ended December 31, 1997 and for all prior periods presented were computed using the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common shares.

Common stock equivalents related to stock options are anti-dilutive in a net loss year and, therefore, were not included in 1997 and 1996 diluted net loss per share. For 1995, diluted net income per share was calculated on the basis of the weighted average number of common shares outstanding plus 1,424 shares of dilutive common stock equivalents related to stock options outstanding.

Use of Estimates
Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications and Restatements
Certain reclassifications have been made in the accompanying consolidated financial statements for 1995 and 1996 to conform with the 1997 presentation.

2.   Special Charges

Following is a summary of the major elements of the special charges:

Year ended December 31,                                    1997              1996              1995
---------------------------------------------------------------------------------------------------
Employee severance...............................   $     2,322       $     3,486       $    (1,540)
Asset impairments................................         5,541             5,000                --
Business disposals...............................         5,395                --                --
Reserves for various claims......................         3,950                --                --
Other............................................         1,650             3,512              (500)
                                                    -----------       -----------       -----------

     Total.......................................   $    18,858       $    11,998       $    (2,040)
                                                    ===========       ===========       ===========

---------------------------------------------------------------------------------------------------

During the first quarter of 1997, the Company recorded a special charge of $8,560. The charge consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of certain goodwill and purchased technology. Substantially all of the costs associated with this charge were expended in 1997.

During the fourth quarter of 1997, the Company recorded a special charge of $10,298. The charge consisted of disposals of subsidiaries and related employee terminations, recognition of the impairment in value of certain goodwill, purchased technology and other assets, some streamlining of worldwide operations and reserves for various legal claims. A majority of the reserves are for claims resulting from the Company's inability to continue selling and supporting its SimExpress products in the U.S due to cease and desist orders issued by the International Trade Commission (ITC) against the Company in patent litigation involving the products. See "Item 3. Legal Proceedings" for further details.

In the fourth quarter of 1996, the Company recorded special charges of $11,998. The Company downsized and redirected certain operations and re-targeted an incentive compensation program resulting in severance costs, facility lease and equipment abandonment costs and other costs totaling approximately $7,000. The Company also recognized a $5,000 write-down for impairment in value of goodwill and certain other assets associated with its Meta Systems subsidiary, as the recoverability of these assets was adversely affected by the ongoing SimExpress patent litigation.

During the second quarter of 1995, the Company recorded a $2,040 special charge adjustment. The adjustment was primarily associated with a prior year charge and was mainly the result of reduced estimates for severance costs associated with replacement and globalization of the Company's information systems. Information system implementation delays culminated when a key project plan milestone was missed during the second quarter, resulting in lower estimated costs for write-offs of old equipment due to prolonged in-service periods. In addition, certain actions associated with a product discontinuance plan were not taken when management determined that the technology could be used by the Company's consulting organization and sold as a custom integrated service rather than as a commercial design tool.

3.   Business Acquisitions

Results of operations of all acquisitions accounted for as pooling of interests are included in the Company's Consolidated Financial Statements for all periods presented. Results of operations of all acquisitions accounted for as purchases are included in the Company's Consolidated Financial Statements only from the date of acquisition forward.

In 1996, the Company completed nine business combinations, two of which were accounted for as pooling of interests and seven of which were accounted for as purchases. The Company purchased dQdt, Inc. (dQdt), Meta Systems SRL, (Meta), Seto Software GmbH (Seto), Royal Digital Centers, Inc. (Royal Digital), Open Networks Engineering, Inc. (ONE), Systolic Technology, LTD (Systolic), and CAE Technology, Inc. (CAE) in April 1996, May 1996, June 1996, August 1996, November 1996, November 1996 and December 1996, respectively. The total purchase price including acquisition expenses for all 1996 purchase acquisitions was $40,708. The purchase accounting allocations resulted in charges for in-process research and development (R&D) of $26,234, goodwill capitalization of $5,517, and technology capitalization of $8,957.

In January and August of 1996, the Company completed the acquisitions of Microtec Research, Inc. (Microtec) and Interconnectix, Inc. (Interconnectix), respectively. These acquisitions were accounted for as pooling of interests. A total of 6,223 and 2,133 shares of the Company's common stock were issued for Microtec and Interconnectix, respectively. Merger expenses of $5,110 were incurred associated with the elimination of duplicate facilities, severance costs, the write-off of certain property and equipment and legal and accounting fees associated with administration of the merger activities.

In 1995, the Company completed five business combinations, two of which were accounted for as pooling of interests and three of which were accounted for as purchases. The Company purchased Axiom Datorer Scandinavian AB (Axiom), 3Soft Corporation (3Soft), and Zeelan Technology, Inc. (Zeelan) in May 1995, December 1995, and December 1995, respectively. The purchase accounting allocations resulted in charges for in-process R&D of $1,430, goodwill capitalization of $528 and technology capitalization of $892.

In May and October of 1995, the Company acquired Exemplar Logic, Inc. (Exemplar) and Precedence Incorporated (Precedence), respectively. These acquisitions were accounted for as pooling of interests. A total of 1,512 and 735 shares of the Company's common stock were issued for Exemplar and Precedence, respectively. Merger expenses of $610 were for services rendered to facilitate completion of the merger agreements and for severance costs.

4.   Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,                            1997               1996               1995
---------------------------------------------------------------------------------------------
Domestic...............................     $   (17,976)      $    (10,023)      $     25,826
Foreign................................         (15,075)             8,585             33,222
                                            -----------       ------------       ------------

     Total.............................     $   (33,051)      $     (1,438)      $     59,048
                                            ===========       ============       ============

---------------------------------------------------------------------------------------------


The provision (benefit) for income taxes is as follows:

Year ended December 31,                            1997               1996               1995
---------------------------------------------------------------------------------------------
Current:
     Federal...........................     $     3,730       $      3,563       $      1,511
     State.............................             150                118                413
     Foreign...........................           2,810              5,847              7,956
                                            -----------       ------------       ------------

     Total current.....................           6,690              9,528              9,880
                                            -----------       ------------       ------------

Deferred:
     Federal...........................          (5,848)            (6,093)               251
     Foreign...........................          (2,586)               105             (1,589)
                                            -----------       ------------       ------------

     Total deferred....................          (8,434)            (5,988)            (1,338)
                                            -----------       ------------       ------------

     Total.............................     $    (1,744)      $      3,540       $      8,542
                                            ===========       ============       ============

---------------------------------------------------------------------------------------------

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,                                1997             1996               1995
-----------------------------------------------------------------------------------------------
Federal tax rate................................     (35.0)%           (35.0)%            35.0%
State taxes, net................................      (5.0)             (5.0)               5.0
Foreign tax rate differential...................      35.5            (435.4)              (4.8)
Income and losses of foreign subsidiaries.......      (5.8)            457.4                7.2
Foreign tax credits.............................     (10.1)           (480.5)              (7.6)
Change in valuation allowance...................      19.3            (212.6)             (22.4)
Write-off of non-deductible acquisition costs...        --             961.8                 --
Other, net......................................      (4.2)             (4.6)               2.1
                                                 ---------         ---------           --------

     Effective tax rate.........................      (5.3)%          246.1%              14.5%
                                                 =========         ========            ========

-----------------------------------------------------------------------------------------------

The significant components of deferred income tax expense are as follows:

Year ended December 31,                                                     1997               1996               1995
-----------------------------------------------------------------------------------------------------------------------
Net changes in deferred tax assets and liabilities................   $   (14,800)      $     (3,462)      $       (358)
Increase (decrease) in beginning-of-year balance
   of the  valuation  allowance  for  deferred tax assets.........         6,366             (2,526)              (980)
                                                                     -----------       ------------       ------------

   Total..........................................................   $    (8,434)      $     (5,988)      $     (1,338)
                                                                     ===========       ============       ============

-----------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,                                                 1997               1996
------------------------------------------------------------------------------------------
Deferred tax assets:
     Depreciation of property and equipment...............  $     1,199       $        696
     Reserves and allowances..............................        2,235                498
     Accrued expenses not currently deductible............        9,502              6,338
     Net operating loss carryforwards.....................       29,614             27,654
     Tax credit carryforwards.............................       23,629             21,713
     Purchased technology.................................        1,540              1,217
     Other, net...........................................        2,008              1,284
                                                            -----------       ------------

         Total gross deferred tax assets..................       69,727             59,400
         Less valuation allowance.........................      (54,888)           (48,522)
                                                            -----------       ------------

         Net deferred tax assets..........................       14,839             10,878
Deferred tax liabilities:
     Capitalization of software development costs.........           --             (4,473)
                                                            -----------       ------------

         Net deferred tax asset ..........................  $    14,839       $      6,405
                                                            ===========       ============

------------------------------------------------------------------------------------------

The Company has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $22,548 as of December 31, 1997. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

As of December 31, 1997, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $47,116, research and experimentation credit carryforwards of $12,808 and a foreign tax credit carryforward of $9,449. For state income tax purposes, as of December 31, 1997 the Company has net operating loss carryforwards totaling $96,915 from multiple jurisdictions, research and experimentation credits of $1,757 and child care and facility credits of $515. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 1999 through 2011, research and experimentation credit carryforwards between 1998 through 2011 and the foreign tax credit carryforward between 2001 through 2002.

The Company has not provided for Federal income taxes on approximately $136,632 of undistributed earnings of foreign subsidiaries at December 31, 1997, since these earnings have been invested indefinitely in subsidiary operations. Upon repatriation, some of these earnings would generate foreign tax credits which will reduce the Federal tax liability associated with any future foreign dividend.

The Company has settled its Federal income tax obligations through 1991. The Company believes the provisions for income taxes for years since 1991 are adequate.

5.   Property, Plant and Equipment

A summary of property, plant and equipment follows:

As of December 31,                                              1997               1996
---------------------------------------------------------------------------------------
Computer equipment and furniture.....................   $    155,206       $    162,248
Buildings and building equipment.....................         53,702             53,891
Land and improvements................................         14,658             14,650
Leasehold improvements...............................         15,320              8,282
Service spare parts..................................            227                167
                                                        ------------       ------------

                                                             239,113            239,238
Less accumulated depreciation and amortization.......       (135,661)          (136,985)
                                                        ------------       ------------

     Property, plant and equipment, net..............   $    103,452       $    102,253
                                                        ============       ============

---------------------------------------------------------------------------------------

The Company has entered into agreements to lease portions of its headquarters site in Wilsonville, Oregon. Under terms of these agreements approximately 180 square feet of space was made available to a third party on a firm take-down schedule. These agreements are expected to result in rental payments of $2,407 extending through 1998.

6.   Other Assets

A summary of other assets follows:

As of December 31,                                              1997               1996
---------------------------------------------------------------------------------------
Purchased technology, net............................   $      5,336       $     13,190
Deferred taxes.......................................          4,758                 --
Deposits.............................................          4,607              4,928
Term licensing agreements............................          3,465                850
Investment in real estate............................          2,935              2,935
Goodwill, net........................................             --              3,195
Software development costs, net......................             --             10,806
Other................................................          5,410              7,010
                                                        ------------       ------------

     Total...........................................   $     26,511       $     42,914
                                                        ============       ============

---------------------------------------------------------------------------------------

In 1997, the Company recognized an impairment in value of certain goodwill and purchased technology, which resulted in associated write-downs of $2,056 and $2,370, respectively. Total purchased technology amortization expense of $5,484, $3,559, and $2,418 was recorded for the years ended December 31, 1997, 1996, and 1995, respectively. Technology costs are being amortized over a three-year period to system and software cost of revenues.

The Company capitalized software development costs amounting to $0 and $5,691 in 1997 and 1996, respectively. In 1997, the Company recognized an impairment in value of certain capitalized software, which resulted in a write-down of $5,358. Related amortization expense of $5,448, $6,215, and $5,511 was recorded for the years ended December 31, 1997, 1996, and 1995, respectively.

7.   Short-Term Borrowings

Short-term borrowings represent drawings by subsidiaries under multi-currency unsecured credit agreements and the current portion of long-term debt. Interest rates are generally based on the applicable country's prime lending rate depending on the currency borrowed. The weighted average interest rate on short-term borrowings during 1997 and 1996 was approximately 6%. The Company has available lines of credit of approximately $25,117 as of December 31, 1997. Certain agreements require compensatory balances, which the Company has met.

8.   Long-Term Debt

Long-term debt is comprised of the following:

As of December 31,                                              1997               1996
---------------------------------------------------------------------------------------
Revolving term credit facility.......................   $         --       $     52,480
Other................................................            120                801
                                                        ------------       ------------

     Subtotal........................................            120             53,281
Less current portion.................................             --               (840)
                                                        ------------       ------------

     Total...........................................   $        120       $     52,441
                                                        ============       ============

---------------------------------------------------------------------------------------

At December 31, 1996, the Company had a committed credit facility with a bank which remained in effect until December 1997. The commitment level at December 31, 1996 was $52,480. Interest on borrowings under the credit facility was floating rate based. Borrowings were collateralized by cash and investments of $30,000 and a trust deed on the Company's headquarters site in Wilsonville, Oregon of $25,000.

At December 31, 1996, the Company had an interest rate swap agreement with a bank which effectively converted floating rates on $17,500 of borrowings to a fixed rate of 9.55%. The average floating interest rate at December 31, 1996 was approximately 6%. Effective February 11, 1997 the Company terminated its interest rate swap agreement at a cost of $1,650.

Subsequent to December 31, 1997, the Company entered into a committed revolving loan with a bank that remains in effect until 2001, which gives the Company the ability to borrow up to $100,000 and is available for general operating purposes. The revolving loan has a variable rate, which is calculated based on the Company's financial position and operating performance and is subject to certain loan covenants.

9.   Incentive Stock

The Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. The incentive stock is convertible into common stock upon attainment of specified objectives or upon the occurrence of certain events to be determined by the Board of Directors.

10.   Employee Stock and Savings Plans

The Company has three common stock option plans which provide for the granting of incentive and nonqualified stock options to key employees, officers, and non-employee directors of the Company and its subsidiaries. The three stock option plans are administered by the Compensation Committee of the Board of Directors, and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company.

The Company also has a stock plan that provides for the sale of common stock to key employees of the Company and its subsidiaries. Shares can be awarded under the plan at no purchase price as a stock bonus and the stock plan also provides for the granting of nonqualified stock options.

SFAS No. 123 "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No.
25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

Year ended December 31,                            1997        1996        1995
--------------------------------------------------------------------------------
Risk-free interest rate ....................      6.25%         6%           6%
Expected dividend yield.....................      0%            0%           0%
Expected life (in years)....................      5.5           5.5          5.5
Expected volatility.........................     89%           91%          94%

--------------------------------------------------------------------------------

Using the Black-Scholes methodology, the total value of options granted during 1997, 1996 and 1995 was $17,862, $32,375 and $19,803, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1997, 1996 and 1995 was $6.43, $6.29 and $11.99 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Year ended December 31,                                          1997               1996               1995
-----------------------------------------------------------------------------------------------------------
Net income (loss)......................................   $   (37,663)      $    (12,447)      $     47,937
Net income (loss) per share, basic and diluted.........   $     (0.58)      $      (0.19)      $       0.75

-----------------------------------------------------------------------------------------------------------

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about options outstanding and exercisable at December 31, 1997.

---------------------------------------------------------------------------------------------------
                                        Outstanding                             Exercisable
                    -------------------------------------------------   ---------------------------
     Range of                                Remaining       Weighted                      Weighted
     Exercise        Number of        Contractual Life        Average       Number of       Average
      Prices            Shares                 (Years)          Price          Shares         Price
------------------- ----------        ----------------   ------------   -------------   -----------
$00.07 -  7.23           1,234                  5.16            $5.26           1,074         $5.39
$ 7.56 -  7.75           2,959                  8.68            $7.75             878         $7.75
$ 8.50 -  9.00           1,598                  9.10            $9.00              22         $8.91
$ 9.13 - 11.63           1,755                  7.71           $10.36             654        $10.93
$11.69 - 17.68             524                  6.48           $14.25             286        $13.79
$17.75 - 18.25               3                  7.69           $18.13               1        $18.18
$19.76 - 19.76              32                  2.36           $19.76              32        $19.76
                     ---------        --------------    -------------    ------------   -----------
$00.07 - 19.76           8,105                  7.85            $8.65           2,947        $ 8.32
                     =========        ==============    =============    ============   ===========

---------------------------------------------------------------------------------------------------

At December 31, 1996 and 1995, 2,517 and 2,409 shares were exercisable at weighted average exercise prices of $7.87 and $9.86, respectively.

Options under all four plans generally become exercisable over a four to five-year period from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to operations ratably over the vesting period. At December 31, 1997, 27,810 shares were reserved for issuance and 3,718 shares were available for future grant. Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

                                                            Shares          Price
---------------------------------------------------------------------------------
Balance at December 31, 1994........................         6,830     $     8.27
                                                       -----------     ----------

     Granted........................................         1,534          13.87
     Exercised......................................        (1,870)          7.10
     Canceled.......................................          (421)         10.18
                                                       -----------     ----------

Balance at December 31, 1995........................         6,073           9.17
                                                       -----------     ----------

     Granted........................................         5,113           9.83
     Exercised......................................        (1,013)          5.38
     Canceled.......................................        (3,323)         13.27
                                                       -----------     ----------

Balance at December 31, 1996........................         6,850           8.23
                                                       -----------     ----------

     Granted........................................         2,832           9.23
     Exercised......................................          (620)          5.69
     Canceled.......................................          (957)          9.25
                                                       -----------     ----------

Balance at December 31, 1997........................         8,105     $     8.65
                                                       ===========     ==========

---------------------------------------------------------------------------------

In November 1996, the Compensation Committee of the Board of Directors adopted a resolution to offer employees holding nonqualified stock options for 2,595 shares the opportunity to exchange their existing stock options for new nonqualified stock options. The exchange allowed employees to receive options for the same number of shares at $7.75 per share, the then current market price, instead of an average original exercise price of $14.17. The new options vest over two to six years. The offer was made because the Board of Directors believes lower-priced options provide a greater retention advantage and incentive to key employees and officers. Option holders elected to exchange options covering 1,791 shares.

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan and reserved 1,400 shares for issuance. The shareholders have subsequently amended the plan to reserve an additional 6,000 shares for issuance. Under the plan, each eligible employee may purchase up to six hundred shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. Employees purchased 780 and 516 shares under the plan in 1997 and 1996, respectively. At December 31, 1997, 1,119 shares remain available for future purchase under the plan. The plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the plan at this time.

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee's contributions, up to a maximum of 6% of the employee's earnings. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Savings Plan were $2,730, $2,299, and $2,220 in 1997, 1996, and 1995, respectively.

11.  Commitments

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

The Company rents its Japanese facilities under two-year cancelable leases allowing a six-month notice of cancellation. The total remaining commitment under these cancelable leases, which expire beginning after December 1998, is $3,108, of which the first six months payments of $1,404 are included in the schedule below. Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending
December 31,
----------------------------------------------------------------------------
1998........................................................     $    16,484
1999........................................................          13,395
2000........................................................          11,517
2001........................................................           9,322
2002........................................................           6,879
Later years.................................................          22,251
                                                                 -----------

Total.......................................................     $    79,848
                                                                 ===========

----------------------------------------------------------------------------

Rent expense under operating leases was $19,598, $15,480, and $16,181 for the years ended December 31, 1997, 1996, and 1995, respectively.

12.  Other Income, Net

Other income (expense) is comprised of the following:

Year ended December 31,                                               1997               1996               1995
----------------------------------------------------------------------------------------------------------------
Interest income.............................................    $    7,723       $      9,485       $      9,194
Interest expense............................................          (555)            (2,423)            (2,585)
Foreign exchange gain (loss)................................           167               (468)              (506)
Litigation costs............................................        (4,675)            (3,611)                --
Gain on sale of investments.................................            --              5,545                 --
Other, net..................................................           659               (117)               391
                                                                ----------       ------------       ------------

         Total..............................................    $    3,319       $      8,411       $      6,494
                                                                ==========       ============       ============
----------------------------------------------------------------------------------------------------------------

13.  Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,                                               1997               1996               1995
----------------------------------------------------------------------------------------------------------------
Cash paid for:
     Interest expense.......................................    $      829       $      2,198       $      2,317
     Income taxes...........................................    $    3,307       $      1,984       $      7,611
Issuance of common stock for purchase of business...........            --       $      1,825                 --

----------------------------------------------------------------------------------------------------------------

14.  Industry and Geographic Information

The Company is a supplier of EDA systems - advanced computer software, accelerated verification systems and intellectual property designs and data bases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. System and software revenues comprise more than half of the Company's revenues and are derived primarily from software products owned by the Company and by third parties for which royalties are paid by the Company. Service and support revenues are derived primarily from annual software support maintenance contracts and professional services. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace and transportation industries. The Company sells and licenses its products primarily through its direct sales force in North America, Europe and Asia, and through distributors in territories where the volume of business does not warrant a direct sales presence. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional services offices worldwide.

Intercompany transfers are accounted for at amounts generally above cost. Corporate expenses are general expenses included in the U.S. and are allocated to the operations of each geographic area. For the purposes of determining operating income, corporate administration expenses, corporate marketing expenses and research and development costs are allocated to each region. In addition, special and merger related charges are included in the respective region where the costs were incurred. Corporate assets of cash and investments and the Company's headquarter facilities in Wilsonville, Oregon are included in the U.S. Geographic information for 1997, 1996 and 1995 is set forth in the table below.

Geographic Information                U.S.         Europe         Japan   Other Intl.  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
1997
Revenues from
   unaffiliated customers...   $   251,221   $   115,917    $    59,295   $    28,294   $        --   $   454,727
Intercompany transfers......            --            --             --        10,611       (10,611)           --
                               -----------   -----------    -----------   -----------   -----------   -----------

Total revenues..............   $   251,221   $   115,917    $    59,295   $    38,905   $   (10,611)  $   454,727
                               ===========   ===========    ===========   ===========   ===========   ===========

Operating income (loss).....   $   (24,297)  $    (4,060)   $    (7,429)  $      (584)  $        --   $   (36,370)
                               ===========   ===========    ===========   ===========   ===========   ===========

Identifiable assets.........   $   259,417   $    71,868    $    34,860   $    36,157   $        --   $   402,302
                               ===========   ===========    ===========   ===========   ===========   ===========

1996
Revenues from
   unaffiliated customers...   $   239,972   $   113,678    $    67,902   $    26,334   $        --   $   447,886
Intercompany transfers......            --            --             --        17,136       (17,136)           --
                               -----------   -----------    -----------   -----------   -----------   -----------

Total revenues..............   $   239,972   $   113,678    $    67,902   $    43,470   $   (17,136)  $   447,886
                               ===========   ===========    ===========   ===========   ===========   ===========

Operating income (loss).....   $    (9,712)  $   (16,337)   $    10,917   $     5,283   $        --   $    (9,849)
                               ===========   ===========    ===========   ===========   ===========   ===========

Identifiable assets.........   $   330,609   $   105,582    $    42,634   $    34,534   $        --   $   513,359
                               ===========   ===========    ===========   ===========   ===========   ===========

1995
Revenues from
   unaffiliated customers...   $   223,962   $   117,159    $    68,650   $    22,746   $        --   $   432,517
Intercompany transfers......            --            --             --        18,524       (18,524)           --
                               -----------   -----------    -----------   -----------   -----------   -----------

Total revenues..............   $   223,962   $   117,159    $    68,650   $    41,270   $   (18,524)  $   432,517
                               ===========   ===========    ===========   ===========   ===========   ===========

Operating income............   $    31,500   $     6,263    $     9,940   $     4,851   $        --   $    52,554
                               ===========   ===========    ===========   ===========   ===========   ===========

Identifiable assets.........   $   303,725   $   110,834    $    52,047   $    28,766   $        --   $   495,372
                               ===========   ===========    ===========   ===========   ===========   ===========

-----------------------------------------------------------------------------------------------------------------

15.   Quarterly Financial Information - Unaudited

A summary of quarterly financial information follows:

Quarter ended                                             March 31         June 30     September 30      December 31
---------------------------------------------------------------------------------------------------------------------

1997
---------------------------------------------------------------------------------------------------------------------
Total revenues........................................  $  101,559      $  114,638       $  116,006       $  122,524
Gross margin..........................................  $   53,732      $   76,968       $   77,642       $   87,352
Operating income (loss)...............................  $  (32,144)     $    2,831       $    1,059       $   (8,116)
Net income (loss).....................................  $  (28,149)     $    3,732       $    1,901       $   (8,791)
Net income (loss) per share, diluted and basic........  $    (0.43)     $     0.06       $     0.03       $    (0.14)

1996
---------------------------------------------------------------------------------------------------------------------

Total revenues........................................  $  109,053      $  117,279       $  100,793       $  120,761
Gross margin..........................................  $   75,492      $   83,890       $   68,934       $   85,754
Operating income (loss)...............................  $    2,806      $    4,062       $      (64)      $  (16,653)
Net income (loss).....................................  $    3,771      $    2,526       $       74       $  (11,349)
Net income (loss) per share, diluted and basic........  $     0.06      $     0.04       $     0.00       $    (0.18)

---------------------------------------------------------------------------------------------------------------------

REPORTS OF MANAGEMENT AND INDEPENDENT AUDITORS

Report of Management

Management of Mentor Graphics Corporation is responsible for the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and necessarily include some amounts which represent the best estimates and judgments of management. The consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors, whose report is included below.

The Audit Committee of the Board of Directors is comprised of three directors who are not officers or employees of Mentor Graphics Corporation or its subsidiaries. These directors meet with management and the independent auditors in connection with their review of matters relating to the Company's annual financial statements, the Company's system of internal accounting controls, and the services of the independent auditors. The Committee meets with the independent auditors, without management present, to discuss appropriate matters. The Committee reports its findings to the Board of Directors and also recommends the selection and engagement of independent auditors.



Gregory K. Hinckley
Executive Vice President
and Chief Operating Officer/Chief Financial Officer



Walden Rhines
President and Chief Executive Officer


Independent Auditors' Report

To the Stockholders and Board of Directors
Mentor Graphics Corporation:


We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Portland, Oregon
February 3, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 1998 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 9 under the caption "Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included under "Compensation of Directors," and "Information Regarding Executive Officer Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1     Financial Statements:

          The following consolidated financial statements are included in
          Item 8:

                                                                            Page

          Consolidated Statements of Operations for the years
          ended December 31, 1997, 1996 and 1995                              21
          Consolidated Balance Sheets as of December 31, 1997
          and 1996                                                            22
          Consolidated Statements of Cash Flows for the years
          ended December 31, 1997, 1996 and 1995                              23
          Consolidated Statements of Stockholders' Equity for
          the years ended December 31, 1997, 1996 and 1995                    24
          Notes to Consolidated Financial Statements                          25
          Independent Auditors' Report                                        38

(a) 2     Financial Statement Schedules

          The schedule and report listed below are filed as part of this report on the pages indicated:

          Schedule                                                          Page

          II   Valuation and Qualifying Accounts                              42
          Independent Auditors' Report on Financial Statement Schedul         43

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(a) 3    Exhibits

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

               *C. 1986 Stock Plan.

               *D. 1987 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company's 1994 10-K.

               *E. Form of Indemnity Agreement entered into between the Company and each of its officers and directors. Incorporated by reference to Exhibit B to the Company's 1987 Proxy Statement.

               F. Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company's Form SE dated March 25, 1992.

               G. Credit Agreement between Mentor Graphics Corporation and Bank of America National Trust and Savings Association, dated February 6, 1998.

               H. Employment Offer Letter dated January 5, 1997 to Gregory K. Hinckley, accepted by Mr. Hinckley January 10, 1997.

          21.  List of Subsidiaries of the Company.

          23.  Consent of Accountants.

          -------------------

          *    Management contract or compensatory plan or arrangement

(b) No reports on Form 8-K were filed by the Company during the last quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                  MENTOR GRAPHICS CORPORATION

                                  By /s/ WALDEN C. RHINES
                                     -------------------------------------------
                                     Walden C. Rhines
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 30, 1998, in the capacities indicated.

             Signature                                     Title

(1)  Principal Executive Officer:

     /s/ WALDEN C. RHINES                   President, Chief Executive Officer
     ----------------------------------     and Director
         Walden C. Rhines

(2)  Principal Financial Officer:

     /s/ GREGORY K. HINCKLEY                Executive Vice President, Chief
     ----------------------------------     Operating Officer
         Gregory K. Hinckley                and Chief Financial Officer

(3)  Principal Accounting Officer:

     /s/ ANTHONY B. ADRIAN                  Vice President, Corporate Controller
     ----------------------------------
         Anthony B. Adrian

(4)  Directors:

     /s/ JON A. SHIRLEY                     Chairman of the Board
     ----------------------------------
         Jon A. Shirley

     /s/ MARSHA B. CONGDON                  Director
     ----------------------------------
         Marsha B. Congdon

     /s/ JAMES R. FIEBIGER                  Director
     ----------------------------------
         James R. Fiebiger

     /s/ DAVID A. HODGES                    Director
     ----------------------------------
         David A. Hodges

     /s/ FONTAINE K. RICHARDSON             Director
     ----------------------------------
         Fontaine K. Richardson

                                                                     SCHEDULE II

                  MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                   Beginning                                          Ending
Description                                          Balance       Additions      Deductions         Balance
------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
     Allowance for doubtful accounts/1..........     $ 3,554         $   308         $   571         $ 3,291
     Allowance for obsolete inventory/2.........     $   859         $    26         $   496         $   389
Year ended December 31, 1996
     Allowance for doubtful accounts/1..........     $ 3,291         $ 1,168         $ 1,296         $ 3,163
     Allowance for obsolete inventory/2.........     $   389         $   308         $   292         $   405
Year ended December 31, 1997
    Allowance for doubtful accounts/1...........     $ 3,163         $ 1,220         $ 1,957         $ 2,426
    Allowance for obsolete inventory/2..........     $   405         $ 4,626         $   500         $ 4,531
------------------------------------------------------------------------------------------------------------

(1)  Deductions primarily represent accounts written off during the period.

(2)  Deductions represent inventory scrapped during each period.

Independent Auditors' Report
----------------------------


The Board of Directors and Stockholders
Mentor Graphics Corporation:

Under date of February 3, 1998, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

Portland, Oregon
February 3, 1998