Form 10-K405/A
period 1997-12-31
MENTOR GRAPHICS CORP
filed 1998-04-03
CIK 701811

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

                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                                   Part of Form 10-K into
                                                        which incorporated
------------------------------------                  ----------------------

Portions of the 1998 Proxy Statement                        Part III

This Form 10-K/A is filed solely for the purpose of refiling Exhibit 27.1, the Financial Data Schedule, which as originally filed on March 31, 1998 omitted one line item.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 1998.

                                  MENTOR GRAPHICS CORPORATION

                                  By /s/ DEAN M. FREED
                                     -------------------------------------------
                                     Dean M. Freed
                                     Vice President, General Counsel
                                     and Secretary