Form 10-Q
period 1998-03-31
MENTOR GRAPHICS CORP
filed 1998-05-15
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998.                Commission File No. 0-13442

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, no par value, outstanding as of April 30, 1998: 64,999,521

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q





PART I    FINANCIAL INFORMATION                                      Page Number
-------------------------------                                      -----------

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three              3
           months ended March 31, 1998 and 1997

         Consolidated Balance Sheets as of March 31, 1998                 4
           and December 31, 1997

         Consolidated Statements of Cash Flows for the                    5
           three months ended March 31, 1998 and 1997

         Notes to Consolidated Financial Statements                       6


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition          7-12



PART II    OTHER INFORMATION
----------------------------

     Item 1. Legal Proceedings                                           13

SIGNATURES                                                               14
----------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Three months ended March 31,                                                             1998             1997
--------------------------------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
     System and software.................................................         $     58,206    $     55,440
     Service and support.................................................               49,802          46,119
                                                                                  ------------    ------------

          Total revenues.................................................              108,008         101,559
                                                                                  ------------    ------------

Cost of revenues:
     System and software.................................................                6,256          19,153
     Service and support.................................................               24,547          28,674
                                                                                  ------------    ------------

          Total cost of revenues.........................................               30,803          47,827
                                                                                  ------------    ------------

          Gross margin...................................................               77,205          53,732
                                                                                  ------------    ------------

Operating expenses:
     Research and development............................................               28,405          27,277
     Marketing and selling...............................................               38,954          39,750
     General and administration..........................................               10,505          10,289
     Special charges.....................................................                5,775           8,560
                                                                                  ------------    ------------

          Total operating expenses.......................................               83,639          85,876
                                                                                  ------------    ------------

Operating loss...........................................................               (6,434)        (32,144)
     Other income (expense), net.........................................               (3,123)            515
                                                                                  ------------    ------------

          Loss before income taxes.......................................               (9,557)        (31,629)
     Income tax benefit..................................................               (2,103)         (3,480)
                                                                                  ------------    ------------

          Net loss.......................................................         $     (7,454)   $    (28,149)
                                                                                  ============    ============

     Net loss per share:
          Basic..........................................................         $       (.12)   $      (0.43)
                                                                                  ============    ============
          Diluted........................................................         $       (.12)   $      (0.43)
                                                                                  ============    ============
     Weighted average number of shares outstanding:
          Basic..........................................................               64,582          64,871
                                                                                  ============    ============
          Diluted........................................................               64,582          64,871
                                                                                  ============    ============

--------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                                As of                As of
                                                                            March 31, 1998     December 31, 1997
----------------------------------------------------------------------------------------------------------------
In thousands                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents......................................         $    111,651        $     84,402
     Short-term investments.........................................               12,241              52,658
     Trade accounts receivable, net.................................              101,650             106,010
     Other receivables..............................................                7,938               6,282
     Prepaid expenses and other.....................................               15,861              12,906
     Deferred income taxes..........................................               10,044              10,081
                                                                             ------------        ------------

         Total current assets.......................................              259,385             272,339

Property, plant and equipment, net..................................              102,536             103,452
Other assets, net...................................................               31,029              26,511
                                                                             ------------        ------------

         Total assets...............................................         $    392,950        $    402,302
                                                                             ============        ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable...............................................         $      9,793        $     11,125
     Income taxes payable...........................................               20,043              23,000
     Accrued payroll and related liabilities........................               21,282              31,055
     Accrued liabilities............................................               28,773              30,119
     Deferred revenue...............................................               38,527              28,849
                                                                             ------------        ------------

         Total current liabilities..................................              118,418             124,148

Long-term debt......................................................                   93                 120
Other long-term deferrals...........................................                  433                 497
                                                                             ------------        ------------

         Total liabilities..........................................              118,944             124,765
                                                                             ------------        ------------

Minority interest...................................................                  975                   -

Stockholders' Equity:
     Common stock...................................................              293,941             291,263
     Retained deficit...............................................              (28,975)            (21,521)
     Foreign currency translation adjustment........................                8,065               7,795
                                                                             ------------        ------------

         Total stockholders' equity.................................              273,031             277,537
                                                                             ------------        ------------


         Total liabilities and stockholders' equity.................         $    392,950        $    402,302
                                                                             ============        ============

-------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Three months ended March 31,                                                             1998             1997
--------------------------------------------------------------------------------------------------------------
In thousands
Operating Cash Flows:
Net loss.................................................................         $    (7,454)     $   (28,149)

Adjustments to reconcile net loss to
net cash used by operating activities:
     Depreciation and amortization of
         property, plant and equipment...................................               6,238            6,221
     Deferred taxes......................................................                  19               40
     Amortization of other assets........................................               1,018            3,588
     Write-down of assets................................................               1,630            7,468
     Business disposals..................................................               2,160            5,395

Changes in operating assets and liabilities:
     Trade accounts receivable...........................................               5,174            8,931
     Prepaid expenses and other..........................................              (6,287)             (33)
     Accounts payable....................................................              (1,211)          (3,433)
     Accrued liabilities.................................................             (13,370)         (10,739)
     Other liabilities and deferrals.....................................               6,511               14
                                                                                  -----------      -----------

Net cash used by operating activities....................................              (5,572)         (10,697)
                                                                                  -----------      -----------

Investing Cash Flows:
     Net maturities of short-term investments............................               40,455           4,067
     Purchases of property, plant and equipment, net ....................               (5,791)        (10,581)
     Purchase of businesses..............................................               (4,000)           (946)
     Purchase of technologies............................................                    -            (600)
                                                                                  ------------     -----------

Net cash provided (used) by investing activities.........................               30,664          (8,060)
                                                                                  ------------     -----------

Financing Cash Flows:
     Proceeds from issuance of common stock............................                  2,678           1,991
     Repayment of short-term borrowings.................................                  (135)         (7,457)
     Repayment of long-term debt.........................................                  (26)        (51,779)
     Repurchase of common stock..........................................                    -          (1,912)
     Decrease in cash and investments, long-term........................                     -          30,000
                                                                                  ------------     -----------

Net cash provided (used) by financing activities.........................                2,517         (29,157)
                                                                                  ------------     -----------
Effect of exchange rate changes on
     cash and cash equivalents ..........................................                 (360)         (1,129)
                                                                                  ------------     -----------

Net change in cash and cash equivalents..................................               27,249         (49,043)
Cash and cash equivalents at beginning of period.........................               84,402         165,406
                                                                                  ------------     -----------

Cash and cash equivalents at end of period...............................         $    111,651     $   116,363
                                                                                  ============     ===========

--------------------------------------------------------------------------------------------------------------

                           MENTOR GRAPHICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

(1) General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1997 to conform with the 1998 presentation.


(2) Special Charges - During the first three months of 1998 the Company recorded special charges of $5,775. The charges consisted of two subsidiary closures, related employee terminations, and the recognition of impairment in value of certain assets. Nearly all of these costs were disbursed in the first three months of 1998. During the first three months of 1997 the Company recorded special charges of $8,560. The charges consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. Nearly all of these costs were disbursed in 1997.


(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

     Three months ended March 31,                                    1998                 1997
     -----------------------------------------------------------------------------------------
     Interest paid..........................................  $        96          $       548

     Income taxes paid, net of refunds......................  $       672          $     1,578


(4) Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 on January 1, 1998. The impact on the Company's Consolidated Financial Statements is not material and as a result no disclosures have been made.

(5) Software Revenue Recognition - In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supercedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The impact on the Company's Consolidated Financial Statements is not material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS
---------------------

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended March 31, 1998 totaled $58,206 representing an increase of $2,766 or 5 percent from the first quarter of 1997. Software product revenues increased significantly for the comparable periods while lower accelerated verification system revenues substantially offset this increase. The increase in software product revenues is attributable to growth of the Company's newer product offerings year over year. The decline in accelerated verification system sales is primarily due to the pending release of a next generation product offering where customers have elected to wait for its availability. This new accelerated verification systems product offering is expected to be available in limited quantities in the second or third quarter of 1998. This product is not available in U.S. markets due to a 1997 court ruling. See "Part II - Item 1. Legal Proceedings" for further discussion.

System and software gross margins were 89 and 65 percent for the quarters ended March 31, 1998 and 1997, respectively. Gross margins were significantly higher for the 1998 period due to lower third party product sales for which royalties are paid, lower purchased technology and capitalized software development costs amortization, and a write-down of certain previously capitalized software development costs in 1997. In addition, the gross margin benefited from decreased sales of lower margin accelerated verification systems in first quarter 1998 versus first quarter of 1997. Amortization of previously capitalized software development costs to system and software cost of revenues was $0 and $1,438 for the first quarter of 1998 and 1997, respectively. In addition, the Company recognized an impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings. These costs, which totaled $5,348, were determined to be unrecoverable and were charged to system and software cost of revenues during the quarter.

Purchased technology amortization to system and software cost of goods sold were $876 and $1,741 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in amortization of purchased technology is attributable to lower levels of purchased technology in the comparable periods.


Service  and Support

Service and support revenues for the first quarter of 1998 were $49,802, an increase of 8 percent from the first quarter of 1997. Software support revenues accounted for the majority of the increase while professional service revenues were approximately flat for the comparable periods. The increase in software support revenues is attributable to a higher contract renewal rate as a result of ongoing efforts to decrease delinquencies compared to prior year. The decline in growth of professional service revenues is principally due to signing delays for strategic contracts and withholding earmarked resources from other engagements to ensure their availability to service these potential contracts.

Service and support gross margins were 51 and 38 percent for the quarters ended March 31, 1998 and 1997, respectively. The increase in overall service and support gross margins is attributable to higher software support revenues, slightly lower software support cost of revenues and significantly lower professional service cost of revenues during the comparable periods. The reduction in professional service cost of revenues is attributable to cost control measures taken in 1997.

Geographic Revenues Information

Domestic revenues from unaffiliated customers including service and support revenues increased by 8 percent as compared to the first quarter of 1997. International revenues from unaffiliated customers including service and support revenues represented 49 percent of total revenues for the first quarters of 1998 and 1997. From the first quarter of 1997 to 1998, European revenues increased approximately 30 percent and Japanese revenues decreased approximately 15 percent. Increased revenues in Europe are attributable to economic strength in the region. A stronger U.S. dollar in 1998 negatively impacted revenues in Asia Pacific between the comparable periods, most significantly in Japan where the Yen weakened against the U.S. dollar by approximately 5 percent in the first quarter of 1998. In addition, the economic slow down in Asia Pacific further impacted revenues in the first quarter of 1998 compared to the same period last year. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $28,405 and $27,277 or 26 and 27 percent of revenues for the first quarters of 1998 and 1997, respectively. Marketing and selling expenses totaled $38,954 and $39,750 or 36 and 39 percent of revenues for the first quarters of 1998 and 1997, respectively. General and administration expenses totaled $10,505 and $10,289 or 10 percent of revenues for the first quarters of 1998 and 1997, respectively. The overall absolute dollar increase in regular operating expenses is attributable to increased investment in research and development activities for the comparable periods.


SPECIAL CHARGES

During the first three months of 1998 the Company recorded special charges of $5,775. The charges consisted of two subsidiary closures, related employee terminations, and the recognition of impairment in value of certain assets. Nearly all of these costs were disbursed in the first three months of 1998. During the first three months of 1997 the Company recorded special charges of $8,560. The charges consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. Nearly all of these costs were disbursed in 1997.


OTHER INCOME (EXPENSE)

Other income (expense), net totaled $(3,123) for the first quarter of 1998 compared to $515 for the same period of 1997. Other income (expense) was negatively impacted by increased legal costs associated with the ongoing patent litigation with Quickturn Design Systems, Inc. (Quickturn) which totaled $4,693 and $790 in the first quarters of 1998 and 1997, respectively. The increase in the current period is attributable to the one-time expense of certain intellectual property rights purchased from Aptix Corporation as a basis for a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income from investments was $1,944 for the first quarter of 1998, compared to $1,795 for the first quarter of 1997. During the first quarter of 1998, interest expense amounted to $96, down from $266 for the comparable period in 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $2,103 for the quarter ended March 31, 1998, as compared to a benefit of $3,480 for the same period in 1997. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry forwards, and tax expense for subsidiaries with pre-tax income. The Company's tax rate remains sensitive to the shifts in income and losses among various tax jurisdictions and as a result, the effective tax rate for the remaining three quarters of 1998 is difficult to predict.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net gain from foreign currency transactions of $103 during the first quarter of 1998 compared to a net loss of $367 during the first quarter of 1997. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at March 31, 1998, increased to $8,065 from $7,795 at the end of 1997. This reflects the increase in the value of net assets denominated in foreign currencies against the US dollar since year-end 1997.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at March 31, 1998 were $123,892 compared to $137,060 at the end of 1997. Cash used by operations was $5,572 for the first three months of 1998 compared to cash used by operations of $10,697 during the same period of 1997. During the first quarters of 1998 and 1997, cash used by operations was negatively impacted by the net loss from operations including payments related to special charges taken in the first quarter of 1998. Cash used by investing activities, excluding short-term investments was $9,791 and $12,127 in the first quarter of 1998 and 1997, respectively. Investing activities in the first quarter of 1998 included a cash payment of $4,000 for a controlling interest in the Company's Korean distributor which was more than offset by a decrease in capital expenditures for the comparative periods. Cash provided (used) by financing activities was $2,517 for the first three months of 1998 compared to $(29,157) during the same period of 1997. The use of cash in 1997 was due to the pay-down of short term lines of credit and the long term revolving credit facility totaling $59,236 offset by the release of cash held as collateral previously classified as long term on the consolidated balance sheets.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $101,650 at March 31, 1998 from $106,010 at year-end 1997. Average days sales outstanding in accounts receivable increased from 76 days at the end of 1997 to 85 days at the end of the first quarter of 1998. This increase in average trade receivables days sales outstanding is principally attributable to a few large contract sales where the Company provided its customers extended payment terms.

OTHER ASSETS

Other assets increased to $31,029 at March 31, 1998 from $26,511 at year-end 1997. The increase is due to goodwill of approximately $4,000 generated from the purchase of a controlling interest in the Company's Korean distributor and an increase of approximately $2,500 in the long-term portion of term contract receivables, offset by purchased technology amortization.


CAPITAL RESOURCES

Total capital expenditures decreased to $5,791 through March 31, 1998, compared to $10,581 for the same period of 1997. The capital expenditures in the first quarter of 1997 were leasehold improvements for new facilities, and global information systems and sales force automation projects. Expenditures in the first quarter of 1998 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
--------------------------------------------------------------

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

As a result of the acquisition of Meta Systems, the Company has entered the hardware development and assembly business. Some additional issues include: procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory, developing new processes to deliver customer support of the hardware and placing new demands on the sales force.

The Company has recently added new re-usable intellectual property products and consulting services to its portfolio of offerings. As with all markets, there is inherent uncertainty regarding the overall rate of growth. Specifically, growth in the re-usable intellectual property market is subject to significant uncertainties and risks as market participants seek to gain customer acceptance for the overall concept of incorporating these re-usable intellectual property designs into their products and identify and implement effective distribution models for this new class of products.

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

The Company is involved in various administrative matters and litigation. There can be no assurance that various litigation and administrative matters will not have a material adverse impact on the Company's consolidated financial position or results of operations. See "Part II - Item 1. Legal Proceedings" for further discussion.

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

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Jose, California. The complaint, which is based on a patent that Meta has the right to enforce, seeks damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta, which has been joined in the suit by Aptix Corporation of San Jose, California, will ultimately seek an injunction prohibiting further infringement by Quickturn. A trial date in the U.S. District Court has not been set at this time.

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