Form 10-Q
period 1998-06-30
MENTOR GRAPHICS CORP
filed 1998-08-11
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q


--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998.                 Commission File No. 0-13442

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, no par value, outstanding as of July 31, 1998:
65,396,338

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q


PART I FINANCIAL INFORMATION                                         Page Number
----------------------------                                         -----------

     Item 1. Financial Statements

         Consolidated Statements of Operations for the three                 3
           months ended June 30, 1998 and 1997

         Consolidated Statements of Operations for the six                   4
           months ended June 30, 1998 and 1997

         Consolidated Balance Sheets as of June 30, 1998                     5
           and December 31, 1997

         Consolidated Statements of Cash Flows for the                       6
           six months ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements                          7


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition             8-13



PART II OTHER INFORMATION
-------------------------

     Item 1. Legal Proceedings                                           14-15

     Item 4. Submission of Matters to a Vote of Security Holders            15

SIGNATURES                                                                  16
----------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


THREE MONTHS ENDED JUNE 30,                                               1998                 1997
---------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA

REVENUES:
   System and software........................................    $     63,854         $     56,437
   Service and support........................................          55,263               58,201
                                                                  ------------         ------------

         Total revenues.......................................         119,117              114,638
                                                                  ------------         ------------

COST OF REVENUES:
   System and software........................................           8,134               10,854
   Service and support........................................          24,925               26,816
                                                                  ------------         ------------

         Total cost of revenues...............................          33,059               37,670
                                                                  ------------         ------------

         Gross margin.........................................          86,058               76,968
                                                                  ------------         ------------

OPERATING EXPENSES:
   Research and development...................................          29,323               26,903
   Marketing and selling......................................          40,301               37,102
   General and administration.................................          10,781               10,132
   Special charges............................................           4,532                    -
                                                                  ------------         ------------

         Total operating expenses.............................          84,937               74,137
                                                                  ------------         ------------

OPERATING INCOME..............................................           1,121                2,831
   Other income (expense), net................................             (90)               1,362
                                                                  ------------         ------------

         Income before income taxes...........................           1,031                4,193
   Income taxes...............................................             227                  461
                                                                  ------------         ------------

         Net income...........................................    $        804         $      3,732
                                                                  ============         ============

   Net income per share:
         Basic................................................    $      0.01          $       0.06
                                                                  ============         ============
         Diluted..............................................    $      0.01          $       0.06
                                                                  ============         ============
   Weighted average number of shares outstanding:
         Basic................................................         65,009                64,825
                                                                  ============         ============
         Diluted..............................................         65,817                64,825
                                                                  ============         ============

---------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


SIX MONTHS ENDED JUNE 30,                                                 1998                 1997
---------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA

REVENUES:
   System and software.......................................     $    122,060         $    111,877
   Service and support.......................................          105,065              104,320
                                                                  ------------         ------------

         Total revenues......................................          227,125              216,197
                                                                  ------------         ------------

COST OF REVENUES:
   System and software.......................................           14,390               30,007
   Service and support.......................................           49,472               55,490
                                                                  ------------         ------------

         Total cost of revenues..............................           63,862               85,497
                                                                  ------------         ------------

         Gross margin........................................          163,263              130,700
                                                                  ------------         ------------

OPERATING EXPENSES:
   Research and development..................................           57,728               54,180
   Marketing and selling.....................................           79,255               76,852
   General and administration................................           21,286               20,421
   Special charges...........................................           10,307                8,560
                                                                  ------------         ------------

         Total operating expenses............................          168,576              160,013
                                                                  ------------         ------------

OPERATING LOSS...............................................           (5,313)             (29,313)
   Other income (expense), net...............................           (3,213)               1,877
                                                                  ------------         ------------

         Loss before income taxes............................           (8,526)             (27,436)
   Income tax benefit........................................           (1,876)              (3,019)
                                                                  ------------         ------------

         Net loss............................................     $     (6,650)        $    (24,417)
                                                                  ============         ============

   Net loss per share:
         Basic...............................................     $      (0.10)        $      (0.38)
                                                                  ============         ============
         Diluted.............................................     $      (0.10)        $      (0.38)
                                                                  ============         ============
   Weighted average number of shares outstanding:
         Basic...............................................           64,802               64,848
                                                                  ============         ============
         Diluted.............................................           64,802               64,848
                                                                  ============         ============

---------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                         AS OF                  AS OF
                                                                 JUNE 30, 1998      DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------
IN THOUSANDS                                                      (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................     $    121,443           $     84,402
   Short-term investments....................................           17,116                 52,658
   Trade accounts receivable, net............................          107,896                106,010
   Other receivables.........................................            6,840                  6,282
   Prepaid expenses and other................................           17,211                 12,906
   Deferred income taxes.....................................            9,729                 10,081
                                                                  ------------           ------------

         Total current assets................................          280,235                272,339

PROPERTY, PLANT AND EQUIPMENT, NET...........................           98,986                103,452
OTHER ASSETS, NET............................................           28,177                 26,511
                                                                  ------------           ------------

         Total assets........................................     $    407,398           $    402,302
                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..........................................     $     10,566           $     11,125
   Income taxes payable......................................           18,392                 23,000
   Accrued payroll and related liabilities...................           24,531                 31,055
   Accrued liabilities.......................................           32,311                 30,119
   Deferred revenue..........................................           41,502                 28,849
                                                                  ------------           ------------

         Total current liabilities...........................          127,302                124,148

LONG-TERM DEBT...............................................              121                    120
OTHER LONG-TERM DEFERRALS....................................              488                    497
                                                                  ------------           ------------

         Total liabilities...................................          127,911                124,765
                                                                  ------------           ------------

MINORITY INTEREST............................................              941                      -

STOCKHOLDERS' EQUITY:
   Common stock..............................................          296,868                291,263
   Deficit...................................................          (28,171)               (21,521)
   Foreign currency translation adjustment...................            9,849                  7,795
                                                                  ------------           ------------

         Total stockholders' equity..........................          278,546                277,537


         Total liabilities and stockholders' equity..........     $    407,398           $    402,302
                                                                  ============           ============

-----------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


SIX MONTHS ENDED JUNE 30,                                                 1998                 1997
---------------------------------------------------------------------------------------------------
IN THOUSANDS

OPERATING CASH FLOWS:
Net loss.....................................................     $     (6,650)        $    (24,417)

Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
   Depreciation and amortization of
     property, plant and equipment...........................           13,858               14,133
   Deferred taxes............................................              619                 (214)
   Amortization of other assets..............................            2,118                6,755
   Write-down of assets......................................            2,693                7,468
   Business disposals........................................            4,488                    -

Changes in operating assets and liabilities:
   Trade accounts receivable, net............................             (232)              (2,679)
   Prepaid expenses and other................................           (5,777)               1,613
   Accounts payable..........................................                1               (4,924)
   Accrued liabilities and payroll...........................           (7,162)                (123)
   Other liabilities and deferrals...........................            7,704               (3,155)
                                                                  ------------         ------------

Net cash provided (used) by operating activities.............           11,660               (5,543)
                                                                  ------------         ------------

INVESTING CASH FLOWS:
   Net maturities of short-term investments..................           36,063               14,377
   Purchases of property, plant and equipment, net ..........          (11,051)             (22,901)
   Purchase of businesses....................................           (4,000)              (2,393)
   Purchase of technologies..................................                -                 (600)
                                                                  ------------         ------------

Net cash provided (used) by investing activities.............           21,012              (11,517)
                                                                  ------------         ------------

FINANCING CASH FLOWS:
   Proceeds from issuance of common stock....................            5,605                4,265
   Repayment of short-term borrowings........................             (205)              (8,053)
   Repayment of long-term debt...............................                2              (52,115)
   Repurchase of common stock................................                -               (3,964)
   Decrease in cash and investments, long-term...............                -               30,000
                                                                  ------------         ------------

Net cash provided (used) by financing activities.............            5,402              (29,867)
                                                                  ------------         ------------

Effect of exchange rate changes on cash and cash equivalents.           (1,033)               1,087
                                                                  ------------         ------------

Net change in cash and cash equivalents......................           37,041              (45,840)
Cash and cash equivalents at beginning of period.............           84,402              165,406
                                                                  ------------         ------------

Cash and cash equivalents at end of period...................     $    121,443         $    119,566
                                                                  ============         ============

---------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

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


(2) SPECIAL CHARGES - During the first six months of 1998 the Company recorded special charges of $10,307. The charges consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first six months of 1998. During the first six months of 1997 the Company recorded special charges of $8,560. The charges consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. Substantially all of these costs were disbursed in 1997.


(3) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - The following provides additional information concerning cash flow activities:

     Six months ended June 30,                                             1998                 1997
----------------------------------------------------------------------------------------------------
         Interest paid.......................................       $       282          $       657

         Income taxes paid, net of refunds...................       $     1,380          $     2,513


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(ALL NUMERICAL REFERENCES ARE IN THOUSANDS, EXCEPT FOR PERCENTAGES)


RESULTS OF OPERATIONS

REVENUES AND GROSS  MARGINS

SYSTEM AND SOFTWARE

System and software revenues for the three months and six months ended June 30, 1998 totaled $63,854 and $122,060, respectively, representing an increase of $7,417 or 13 percent and $10,183 or 9 percent from the same periods of 1997. Compared to the respective prior periods, software product revenues increased during the second quarter and first six months of 1998 and accelerated verification systems revenues also increased in the second quarter of 1998, while accelerated verification system revenues were lower overall for the six month period. These increases occurred despite the weakening of the Japanese Yen versus the U.S. dollar which negatively impacted revenues. See "Geographic Revenues Information" for further discussion. The increase in software product revenues is attributable to growth of the Company's newer product offerings year over year. Accelerated verification revenue improved in the second quarter compared to the first quarter of 1998 as next generation systems began shipping. For the first half of 1998 versus the same period a year ago, the decline in accelerated verification system sales was primarily due to the timing of this product release where customers elected to wait for its availability. This product is not available in U.S. markets due to a 1997 court ruling. See "Part II - Item 1. Legal Proceedings" for further discussion.


System and software gross margins were 87 and 88 percent for the second quarter and first six months of 1998, respectively, compared to 81 and 73 percent for the same periods a year ago. Gross margins were significantly higher for the 1998 periods due to lower third party product sales for which royalties are paid, lower purchased technology and capitalized software development costs amortization, and a write-down of certain previously capitalized software development costs in 1997. For the second quarter and first six months of 1998, there was no amortization of previously capitalized software development costs to system and software cost of revenues, compared to $1,645 and $3,083 for the same periods of 1997, respectively. In addition, the Company recognized an impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings. These costs, which totaled $5,348, were determined to be unrecoverable and were charged to system and software cost of revenues during the quarter. Purchased technology amortization to system and software cost of goods sold was $739 and $1,615 for the second quarter and first six months of 1998, respectively, compared to $1,580 and $3,321 for the same periods of 1997, respectively. The decrease in amortization of purchased technology is attributable to lower levels of purchased technology in the last two years.


SERVICE  AND SUPPORT

Service and support revenues for the three months and six months ended June 30, 1998 totaled $55,263 and $105,065, respectively, representing a decrease of $2,938 or 5 percent and an increase of $745 or 1 percent from the same periods of 1997. The revenue decrease in the second quarter of 1998 is primarily attributable to decreased consulting services revenue and partially offset by increased software support revenue. For the first six months of 1998, the decline in consulting services revenues was approximately offset by increased software support revenues. The increase in software support revenues is attributable to a higher contract renewal rate as a result of ongoing efforts to decrease delinquencies compared to the prior year. The decline in professional service revenues is largely due to contract delays for certain large consulting engagements and marshalling resources from other engagements to ensure their availability to service these accounts.

Service and support gross margins were 55 and 53 percent for the second quarter and first six months of 1998, compared to 54 and 47 percent for the same periods a year ago. The increase in overall service and support gross margins is attributable to higher software support revenues, approximately flat software support cost of revenues and significantly lower professional service cost of revenues during the 1998 periods. The reduction in professional service cost of revenues is attributable to cost control measures initiated in 1997.


GEOGRAPHIC REVENUES INFORMATION

Domestic revenues from unaffiliated customers including service and support revenues for the second quarter and first six months of 1998 were 55 and 52 percent of total revenues compared to 58 and 53 percent of total revenues for comparable periods of 1997. From the second quarter and the first six months of 1997 to the comparable periods of 1998, European revenues increased approximately 18 and 24 percent, respectively. From the second quarter and the first six months of 1997 to the comparable periods of 1998, Japanese revenues increased approximately 8 percent and decreased approximately 6 percent, respectively. Increased revenues in Europe are attributable to economic strength in the region. A stronger U.S. dollar in 1998 negatively impacted revenues in Asia Pacific between the comparable periods, most significantly in Japan where the Yen weakened against the U.S. dollar by approximately 13 percent in the second quarter of 1998 and 10 percent for the first six months of 1998. In addition, the economic slow down in Asia Pacific further impacted revenues in the first six months of 1998 compared to the same period last year. Since the Company generates approximately half of its revenues outside of the United States, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $29,323 and $26,903 or 25 and 23 percent of revenues for the second quarters of 1998 and 1997, respectively and $57,728 and $54,180 or 25 percent of revenues for the first six months of 1998 and 1997. Marketing and selling expenses totaled $40,301 and $37,102 or 34 and 32 percent of revenues for the second quarters of 1998 and 1997, respectively and $79,255 and $76,852 or 35 and 36 percent of revenues for the first six months of 1998 and 1997, respectively. General and administration expenses totaled $10,781 and $10,132 or 9 percent of revenues for the second quarters of 1998 and 1997, respectively and $21,286 and $20,421 or 9 percent of revenues for the first six months of 1998 and 1997, respectively. The overall absolute dollar increase in regular operating expenses is attributable to increased investment in research and development activities and higher marketing and selling costs based on revenue volumes for the 1998 periods.


SPECIAL CHARGES

During the first six months of 1998 the Company recorded special charges of $10,307. The charges primarily consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first six months of 1998. During the first six months of 1997 the Company recorded special charges of $8,560. The charges consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. Substantially all of these costs were disbursed in 1997.

OTHER INCOME (EXPENSE)

Other income (expense), net totaled $(90) and $(3,213) for the second quarter and the first six months of 1998 compared to $1,362 and $1,877 for the same periods of 1997. Other income (expense) was negatively impacted by increased legal costs associated with the ongoing patent litigation with Quickturn Design Systems, Inc. (Quickturn) which totaled $1,161 and $5,854 in the second quarter and the first six months of 1998, respectively compared to $700 and $1,490 for comparable periods of 1997. The increase in the first six months of 1998 is attributable to the one-time expense of certain intellectual property rights purchased from Aptix Corporation as a basis for a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income from investments was $1,767 and $3,711 for the second quarter and the first six months of 1998, compared to $1,806 and $3,601 for comparable periods of 1997. During the second quarter and the first six months of 1998, interest expense amounted to $193 and $289, respectively compared to $108 and $375 for the comparable periods in 1997.


PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $1,876 for the six months ended June 30, 1998, as compared to a benefit of $3,019 for the same period in 1997. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry-forwards, and tax expense for subsidiaries with pre-tax income. The Company's tax rate remains sensitive to the shifts in income and losses among various tax jurisdictions and as a result, the effective tax rate for the remaining two quarters of 1998 is difficult to predict.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net gain (loss) from foreign currency transactions of $(145) and $152 during the second quarter and the first six months of 1998 compared to a net (loss) of $(138) and $(487) for comparable periods of 1997. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at June 30, 1998, increased to $9,849 from $7,795 at the end of 1997. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1997.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 1998 were $138,559 compared to $137,060 at the end of 1997. Cash provided by operations was $11,660 for the first six months of 1998, compared to cash (used) by operations of $(5,543) during the same period of 1997. Cash (used) by investing activities, excluding short-term investments was $(15,051) and $(25,894) for the first half of 1998 and 1997, respectively. Investing activities in the first quarter of 1998 included a cash payment of $4,000 for a controlling interest in the Company's Korean distributor which was more than offset by a decrease in capital expenditures for the comparative periods. Cash provided (used) by financing activities was $5,402 for the first six months of 1998 compared to $(29,867) during the same period of 1997. The use of cash in 1997 was due to the pay-down of short term lines of credit and the long term revolving credit facility totaling $(52,115) offset by the release of cash held as collateral previously classified as long term on the consolidated balance sheets.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $107,896 at June 30, 1998 from $106,010 at year-end 1997. Average days sales outstanding in accounts receivable increased from 76 days at the end of 1997 to 82 days at the end of the second quarter of 1998. This increase in average trade receivables days sales outstanding is principally attributable to contract sales where the Company provided certain customers extended payment terms.


OTHER ASSETS

Other assets increased to $28,177 at June 30, 1998 from $26,511 at year-end 1997. The increase is due to goodwill of approximately $4,000 generated from the purchase of a controlling interest in the Company's Korean distributor and an increase of approximately $2,500 in the long-term portion of term contract receivables, offset by purchased technology amortization.


CAPITAL RESOURCES

Total capital expenditures decreased to $11,051 through June 30, 1998, compared to $22,901 for the same period of 1997. The capital expenditures in the first six months of 1997 were leasehold improvements for new facilities, and global information systems and sales force automation projects. Expenditures in the first six months of 1998 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
--------------------------------------------------------------

The statements contained in this report that are not statements of historical fact are forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following discussion highlights factors that could cause actual results to differ materially from the forward-looking statements. The forward-looking statements should be considered in light of these factors.

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

The Company has recently added new reusable intellectual property products and consulting services to its portfolio of offerings. As with all markets, there is inherent uncertainty regarding the overall rate of growth. Specifically, growth in the reusable intellectual property market is subject to significant uncertainties and risks as market participants seek to gain customer acceptance for the overall concept of incorporating these reusable intellectual property designs into their products and identify and implement effective distribution models for this new class of products.

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

The Company has conducted a review of its products, information technology and facilities computer systems to identify all software that could be affected by the "Year 2000" issue and has developed or is developing implementation plans to address this issue. The Company has announced that its current release of software products is Year 2000 compliant. In addition, the Company expects all other Year 2000 conversion projects to be completed on a timely basis. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in the century, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations. Provided the Company's "Year 2000" projects are completed on a timely basis, the expense of these projects, and its related effect on the Company's earnings, is not expected to be material.

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

In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing SimExpress products or components, and from providing repair or maintenance services to existing U.S. customers. That order took effect in 1998. A trial in the U.S. District Court action will likely occur during the fourth quarter of 1998, in which Quickturn will seek a permanent injunction, compensatory damages, punitive damages, and attorneys' fees. An unfavorable ruling in this trial could involve substantial cost to the Company and effectively prevent the Company from manufacturing and selling its existing accelerated verification of hardware design products in the U.S. market.

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

On or about August 6, 1998, three shareholders of Exemplar Logic, Inc. ("Exemplar"), a corporation owned more than 90% by the Company, filed an action in the Superior Court of California for the County of Alameda against the Company, Exemplar and certain employees of the Company who have served as directors of Exemplar. The complaint alleges that the Company breached a contract with Exemplar which provides that, under certain circumstances, the Company will take reasonable steps to support Exemplar in its efforts to complete an initial public offering, that the Company has breached its alleged fiduciary duty as a majority shareholder of Exemplar, that the Company made false and misleading representations and concealments that defrauded Exemplar and that the Company conducted unfair business practices against Exemplar under California law. The complaint seeks compensatory and exemplary damages and to be declared a class action. The Company intends to defend against the action vigorously and does not believe that the outcome of the suit will have a material adverse effect on its financial condition, results of operations or liquidity.

On July 2, 1998, the Company filed an action for declaratory judgment in the Federal District Court for the District of Oregon against Armagan Akar, a former employee of Mentor Graphics Singapore Ptd. Ltd. (MG Singapore), a wholly owned subsidiary of the Company. The declaratory judgment action requests the Oregon federal court to determine the obligations of Company and MG Singapore to Mr. Akar in connection with a dispute regarding Mr. Akar's termination from MG Singapore. On or about July 27, 1998, Mr. Akar filed an action in the Superior Court of California for the County of Santa Clara alleging wrongful termination of employment. The complaint alleges that the Mr. Akar's employment was terminated following his claimed notification to the Company and MG Singapore of violations of the Federal Corrupt Practices Act occurring in the Company's operations located in the Peoples' Republic of China. Mr. Akar also alleges that one or more employees of MG Singapore made defamatory statements about him in connection with the termination of his employment. Mr. Akar seeks compensatory and exemplary damages. The Company intends to vigorously contest Mr. Akar's action and allegations, and does not believe that the outcome of the suit will have a material adverse effect on the Company's financial condition, results of operations or liquidity.


Item 4. Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 19, 1998 at the Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of approximately 60,800,000 shares of the outstanding common stock, which represented approximately 95% of the outstanding shares. The voting information set forth below was provided by American Stock Transfer & Trust Company, the Company's Transfer Agent for its common stock, as Inspector of Election. The matter voted on at the meeting and the votes cast is as follows:

Issue: Election of Nominees for Directors. The nominees for directors listed below and presented to the meeting were elected directors of the Company upon each receiving the affirmative vote of the holders of approximately 99% of those shares represented at the meeting, to serve until the next annual meeting of shareholders and until their successors shall have been elected and qualified.


       Election of Directors         For           Withheld
       ---------------------         ---           --------
       Jon A. Shirley                60,787,854    353,790
       Marsha B. Congdon             60,776,866    364,778
       James R. Fiebiger             60,787,769    353,875
       David A. Hodges               60,787,854    353,790
       Walden C. Rhines              60,787,469    354,175
       Fontaine K. Richardson        60,787,771    353,873

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