Form 10-Q
period 1998-09-30
MENTOR GRAPHICS CORP
filed 1998-11-16
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1998.            Commission File No. 0-13442


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of October 31, 1998: 65,710,503

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q


PART I  FINANCIAL INFORMATION                                        Page Number
-----------------------------                                        -----------

     Item 1. Financial Statements

         Consolidated Statements of Operations for the three             3
           months ended September 30, 1998 and 1997

         Consolidated Statements of Operations for the nine              4
           months ended September 30, 1998 and 1997

         Consolidated Balance Sheets as of September 30, 1998            5
           and December 31, 1997

         Consolidated Statements of Cash Flows for the                   6
           nine months ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements                    7-8


     Item 2. Management's Discussion and Analysis of
                Results of Operations and Financial Condition         8-15



PART II  OTHER INFORMATION
--------------------------

     Item 1. Legal Proceedings                                       16-17

SIGNATURES                                                              18
----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Three months ended September 30,                              1998             1997
--------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
   System and software.............................        $  64,338      $  58,190
   Service and support.............................           53,595         57,816
                                                           ---------      ---------

      Total revenues...............................          117,933        116,006
                                                           ---------      ---------
Cost of revenues:
   System and software.............................            6,083         13,312
   Service and support.............................           23,245         25,052
                                                           ---------      ---------

      Total cost of revenues.......................           29,328         38,364
                                                           ---------      ---------

      Gross margin.................................           88,605         77,642
                                                           ---------      ---------

Operating expenses:
   Research and development........................           28,907         28,780
   Marketing and selling...........................           38,003         36,612
   General and administration......................           11,516         11,191
                                                           ---------      ---------

      Total operating expenses.....................           78,426         76,583
                                                           ---------      ---------

Operating income...................................           10,179          1,059
   Other income (expense), net.....................             (303)         1,077
                                                           ---------      ---------

      Income before income taxes...................            9,876          2,136
   Provision for income taxes......................            2,173            235
                                                           ---------      ---------

      Net income...................................        $   7,703      $   1,901
                                                           =========      =========
   Net income per share:
      Basic........................................        $    0.12      $    0.03
                                                           =========      =========
      Diluted......................................        $    0.12      $    0.03
                                                           =========      =========
   Weighted average number of shares outstanding:
      Basic........................................           65,380         65,006
                                                           =========      =========
      Diluted......................................           65,629         65,956
                                                           =========      =========

--------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Nine months ended September 30,                               1998             1997
--------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
   System and software.............................        $ 186,398      $ 170,067
   Service and support.............................          158,660        162,136
                                                           ---------      ---------

      Total revenues...............................          345,058        332,203
                                                           ---------      ---------
Cost of revenues:
   System and software.............................           20,473         43,319
   Service and support.............................           72,717         80,542
                                                           ---------      ---------

      Total cost of revenues.......................           93,190        123,861
                                                           ---------      ---------

      Gross margin.................................          251,868        208,342
                                                           ---------      ---------

Operating expenses:
   Research and development........................           86,635         82,960
   Marketing and selling...........................          117,258        113,464
   General and administration......................           32,802         31,612
   Special charges.................................           10,307          8,560
                                                           ---------      ---------

      Total operating expenses.....................          247,002        236,596
                                                           ---------      ---------

Operating income (loss)............................            4,866        (28,254)
   Other income (expense), net.....................           (3,516)         2,954
                                                           ---------      ---------

      Income (loss) before income taxes............            1,350        (23,300)
   Provision (benefit) for income taxes............              297         (2,784)
                                                           ---------      ---------

      Net income (loss)............................        $   1,053      $ (22,516)
                                                           =========      =========
   Net income (loss) per share:
      Basic........................................        $    0.02      $   (0.35)
                                                           =========      =========
      Diluted......................................        $    0.02      $   (0.35)
                                                           =========      =========
   Weighted average number of shares outstanding:
      Basic........................................           64,996         64,901
                                                           =========      =========
      Diluted......................................           65,432         64,901
                                                           =========      =========

--------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                                  As of             As of
                                                                             Sept. 30, 1998      Dec. 31, 1997

---------------------------------------------------------------------------------------------------------------
In thousands                                                                 (Unaudited)

Assets
Current assets:
   Cash and cash equivalents........................................         $  124,006           $  84,402
   Short-term investments...........................................              2,073              52,658
   Trade accounts receivable, net...................................            116,907             106,010
   Other receivables................................................              5,573               6,282
   Prepaid expenses and other.......................................             20,447              12,906
   Deferred income taxes............................................             10,004              10,081
                                                                             ----------           ---------

      Total current assets..........................................            279,010             272,339

Property, plant and equipment, net..................................             98,026             103,452
Other assets, net...................................................             35,418              26,511
                                                                             ----------           ---------

      Total assets..................................................         $  412,454           $ 402,302
                                                                             ==========           =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.................................................         $    8,645           $  11,125
   Income taxes payable.............................................             20,648              23,000
   Accrued payroll and related liabilities..........................             24,600              31,055
   Accrued liabilities..............................................             28,770              30,119
   Deferred revenue.................................................             39,336              28,849
                                                                             ----------           ---------

      Total current liabilities.....................................            121,999             124,148

Long-term debt......................................................                123                 120
Other long-term deferrals...........................................              1,377                 497
                                                                             ----------           ---------

      Total liabilities.............................................            123,499             124,765
                                                                             ----------           ---------

Minority interest...................................................                967                   -

Stockholders' Equity:
   Common stock.....................................................            299,376             291,263
   Accumulated deficit..............................................            (20,468)            (21,521)
   Foreign currency translation adjustment..........................              9,080               7,795
                                                                             ----------           ---------

      Total stockholders' equity....................................            287,988             277,537


      Total liabilities and stockholders' equity....................         $  412,454           $ 402,302
                                                                             ==========           =========

---------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Nine months ended September 30,                                    1998                1997
----------------------------------------------------------------------------------------------
In thousands, except per share data

Operating Cash Flows:
Net income (loss).......................................      $    1,053         $   (22,516)

Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and amortization of
         property, plant and equipment..................          20,252              22,374
      Deferred taxes....................................             195                (115)
      Amortization of other assets......................           2,789               9,232
      Write-down of assets..............................           3,131               7,468
      Business disposals................................           2,628               5,395

Changes in operating assets and liabilities:
      Trade accounts receivable.........................          (9,731)              6,121
      Prepaid expenses and other........................         (11,671)              1,096
      Accounts payable..................................          (2,091)             (4,927)
      Accrued liabilities...............................          (9,500)            (12,060)
      Other liabilities and deferrals...................           8,871              (6,180)
                                                              ----------          ----------

Net cash provided by operating activities...............           5,926               5,888
                                                              ----------          ----------

Investing Cash Flows:
      Net maturities of short-term investments..........          50,857              12,442
      Purchases of property, plant and equipment, net ..         (16,322)            (26,749)
      Purchase of equity interests......................          (8,522)             (2,393)
      Purchase of technologies..........................               -                (600)
                                                              ----------          ----------

Net cash provided (used) by investing activities........          26,013             (17,300)
                                                              ----------          ----------

Financing Cash Flows:
      Proceeds from issuance of common stock............           8,113               5,935
      Repayment of short-term borrowings................               -              (8,808)
      Repayment of long-term debt.......................               -             (52,296)
      Repurchase of common stock........................               -              (5,785)
      Decrease in cash and investments, long-term.......               -              30,000
                                                              ----------          ----------

Net cash provided (used) by financing activities........           8,113             (30,954)
                                                              ----------          ----------

Effect of exchange rate changes on
   cash and cash equivalents ...........................           (448)               (808)
                                                              ---------           ---------

Net change in cash and cash equivalents.................         39,604             (43,174)
Cash and cash equivalents at beginning of period........         84,402             165,406
                                                              ---------           ---------

Cash and cash equivalents at end of period..............      $ 124,006           $ 122,232
                                                              =========           =========

---------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

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

(2) Special Charges - During the first nine months of 1998 the Company recorded special charges of $10,307. The charges consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first six months of 1998. During the first nine months of 1997 the Company recorded special charges of $8,560. The charges consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. Substantially all of these costs were disbursed in 1997.

(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:


     Nine months ended September 30,                       1998                1997
-----------------------------------------------------------------------------------
         Interest paid...............................  $    412             $   751
                                                       ============================

         Income taxes paid, net of refunds...........  $  2,422             $ 2,741
                                                       ============================

(4) Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 on January 1, 1998. "Comprehensive Income" includes foreign currency translation gains and losses and any other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity.

     A summary of comprehensive income follows:

                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                         1998           1997               1998         1997
--------------------------------------------------------------------------------------------------------------
     Net income (loss)...........................   $   7,703      $   1,901         $   1,053     $  (22,516)
     Foreign currency translation adjustment             (769)        (1,435)            1,285         (2,558)
                                                    ----------------------------------------------------------

     Comprehensive Income........................   $   6,934      $     466         $   2,338     $  (25,074)
                                                    ==========================================================

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

(6) QuickturnTender Offer - On August 12, 1998 the Company commenced a $12.125 per share tender offer for all outstanding shares of Quickturn Design Systems, Inc., a Delaware corporation (Quickturn), or approximately $216,000 for approximately 17,800 Quickturn shares outstanding. The Company expects to finance this offer through its available cash balances and a new bank credit facility for which the Company has a definitive Credit Agreement. Quickturn's management and board of directors have attempted to modify their bylaws to postpone a special shareholder meeting and attempted to install a deferred redemption provision in Quickturn's "poison pill" to preclude the closing of the Company's offer until at least July 1999. The Company is presently litigating those actions in Delaware Chancery Court. The trial was completed on October 28, 1998 and a decision is expected in November 1998. See "Part II - Item 1. Legal Proceedings" for further discussion.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references are in thousands, except for percentages)


RESULTS OF OPERATIONS
---------------------

REVENUES AND GROSS MARGINS

System and Software

System and software product revenues for the three months and nine months ended September 30, 1998 totaled $64,338 and $186,398, respectively, representing an increase of $6,148 or 11 percent and $16,331 or 10 percent from the same periods of 1997. Compared to the respective prior periods, both software product revenues and accelerated verification product revenues increased during the third quarter and first nine months of 1998. These increases occurred despite the weakening of the Japanese Yen versus the U.S. dollar which negatively impacted revenues. See "Geographic Revenues Information" for further discussion. The increase in software product revenues is attributable to growth of the Company's newer product offerings year over year. Accelerated verification revenue improved in the second and third quarters compared to the first quarter of 1998 as next generation systems began shipping. The Company's SimExpress accelerated verification product is not available in U.S. markets due to a 1997 court ruling. See "Part II - Item 1. Legal Proceedings" for further discussion.


System and software gross margins were 91 and 89 percent for the third quarter and first nine months of 1998, respectively, compared to 77 and 75 percent for the same periods a year ago. Gross margins were significantly higher for the 1998 periods due to lower costs for direct materials and overhead, lower third party product sales for which royalties are paid, lower purchased technology and capitalized software development costs amortization, and a write-down of certain previously capitalized software development costs in 1997. For the third quarter and first nine months of 1998, there was no amortization of previously capitalized software development costs to system and software cost of revenues, compared to $1,345 and $4,422 for the same periods of 1997, respectively. In addition, the Company recognized an impairment in value of certain previously capitalized software development costs in the first quarter of 1997 primarily as a result of the accelerated decline in sales of older software product offerings. These costs, which totaled $5,358, were determined to be unrecoverable and were charged to system and software cost of revenues in the first quarter of 1997. Purchased technology amortization to system and software cost of goods sold was $310 and $1,925 for the third quarter and first nine months of 1998, respectively, compared to $1,265 and $4,586 for the same periods of 1997, respectively. The decrease in amortization of purchased technology is attributable to lower levels of purchased technology in the last two years.


Service and Support

Service and support revenues for the three months and nine months ended September 30, 1998 totaled $53,595 and $158,660, respectively, representing decreases of $4,221 or 7 percent and of $3,476 or 2 percent from the same periods of 1997. The revenue decrease in the third quarter and first nine months of 1998 is primarily attributable to decreased consulting services revenue which was partially offset by increased software support revenue. The increase in software support revenues is attributable to growth in product revenues and a higher contract renewal rate. The decline in consulting service revenues in the first and second quarters of 1998 was largely due to contract delays for certain large engagements being sought by the Company and keeping resources available to service these accounts. These engagements were signed late in the second quarter of 1998. In addition, lower consulting service revenues in 1998, and in particular the third quarter of 1998, is due to a more narrowly focused effort toward engagements that enable customers to better utilize the Company's products and de-emphasis on out-source design services. Furthermore, consulting engagements with printed circuit board design customers have also declined in 1998 compared to 1997 due in part to lower printed circuit board software product sales in 1998.

Service and support gross margins were 57 and 54 percent for the third quarter and first nine months of 1998, compared to 57 and 50 percent for the same periods a year ago. The increase in overall service and support gross margins is attributable to higher software support revenues, approximately flat software support cost of revenues and significantly lower consulting service cost of revenues during the 1998 periods. The reduction in consulting service cost of revenues is attributable to cost control measures initiated in 1997.


Geographic Revenues Information

Domestic revenues from unaffiliated customers including service and support revenues for the third quarter and first nine months of 1998 were 52 and 52 percent of total revenues compared to 50 and 52 percent of total revenues for comparable periods of 1997. From the third quarter and the first nine months of 1997 to the comparable periods of 1998, North American and European revenues increased approximately 4 and 24 percent, respectively. From the third quarter and the first nine months of 1997 to the comparable periods of 1998, Japanese revenues decreased approximately 29 percent and 15 percent, respectively. Increased revenues in Europe are attributable to economic strength in the region. A stronger U.S. dollar in 1998 negatively impacted revenues in Asia Pacific between the comparable periods, most significantly in Japan where the Yen weakened against the U.S. dollar by approximately 13 and 11 percent for the third quarter and first nine months of 1998, respectively. In addition, the economic slow-down in Asia Pacific further impacted revenues in the first nine months of 1998 compared to the same period last year. Since the Company generates approximately half of its revenues outside of the United States, revenue results will likely continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $28,907 and $28,780 or 25 percent of revenues for the third quarters of 1998 and 1997, respectively and $86,635 and $82,960 or 25 percent of revenues for the first nine months of 1998 and 1997. Marketing and selling expenses totaled $38,003 and $36,612 or 32 percent of revenues for the third quarters of 1998 and 1997, respectively and $117,258 and $113,464 or 34 percent of revenues for the first nine months of 1998 and 1997, respectively. General and administration expenses totaled $11,516 and $11,191 or 10 percent of revenues for the third quarters of 1998 and 1997, respectively and $32,802 and $31,612 or 10 percent of revenues for the first nine months of 1998 and 1997, respectively. The overall absolute dollar increase in regular operating expenses year over year is attributable to increased investment in research and development activities and higher marketing and selling costs based on revenue volumes for the 1998 periods.


SPECIAL CHARGES


During the first nine months of 1998 the Company recorded special charges of $10,307. The charges primarily consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were paid in the first six months of 1998. During the first nine months of 1997 the Company recorded special charges of $8,560. The charges consisted of subsidiary closures and related employee terminations, early termination of an interest rate swap agreement, and recognition of the impairment in value of goodwill and purchased technology. Substantially all of these costs were paid in 1997.

OTHER INCOME (EXPENSE)

Other income (expense), net totaled $(303) and $(3,516) for the third quarter and the first nine months of 1998 compared to $1,077 and $2,954 for the same periods of 1997. Other income (expense) was negatively impacted by increased legal costs primarily associated with the ongoing patent litigation with Quickturn Design Systems, Inc. (Quickturn) which totaled $1,230 and $7,084 in the third quarter and the first nine months of 1998, respectively compared to $740 and $2,230 for comparable periods of 1997. The increase in the first nine months of 1998 is attributable to a license fee for certain intellectual property rights licensed from Aptix Corporation and expenses attributable to a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income from investments was $1,813 and $5,525 for the third quarter and the first nine months of 1998, compared to $1,959 and $5,560 for comparable periods of 1997. During the third quarter and the first nine months of 1998, interest expense amounted to $262 and $551, respectively compared to $94 and $469 for the comparable periods in 1997.


PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes amounted to $297 for the nine months ended September 30, 1998, as compared to a benefit of $2,784 for the same period in 1997. The Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry-forwards, and tax expense for subsidiaries with pre-tax income. The Company's tax rate remains sensitive to the shifts in income and losses among various tax jurisdictions and as a result, the effective tax rate for the remaining quarter of 1998 is difficult to predict.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

The Company experienced a net (loss) from foreign currency transactions of $(99) and $(142) during the third quarter and the first nine months of 1998 compared to a net gain of $311 and $15 for comparable periods of 1997. These amounts are comprised of realized gains and losses on cash transactions involving various foreign currencies, and unrealized gains and losses related to foreign currency receivables and payables resulting from exchange rate fluctuations between the various currencies in which the Company operates. Foreign currency gains and losses are included as a component of other income. The "foreign currency translation adjustment", as reported in the equity section of the consolidated balance sheet at September 30, 1998, increased to $9,080 from $7,795 at the end of 1997. This reflects the increase in the value of net assets denominated in foreign currencies against the U.S. dollar since year-end 1997.

The Company generally realizes approximately half of its revenue outside the United States and expects this to continue in the future. As such, the Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 1998 were $126,079 compared to $137,060 at the end of 1997. Cash provided by operations was $5,926 for the first nine months of 1998, compared to $5,888 during the same period of 1997. Cash (used) by investing activities, excluding short-term investments was $(24,844) and $(29,742) for the first nine months of 1998 and 1997, respectively. Investing activities in 1998 included cash payments to acquire Quickturn stock of $4,522 and a cash payment of $4,000 for a controlling interest in the Company's Korean distributor, which were more than offset by a decrease in capital expenditures for the comparative periods. Cash provided
(used) by financing activities was $8,113 for the first nine months of 1998 compared to $(30,954) during the same period of 1997. The source of cash in 1998 was the sale of common stock under the Company's employee stock purchase plan and stock option plan. The use of cash in 1997 was due to the pay-down of short term lines of credit and the long term revolving credit facility totaling $(52,296) offset by the release of cash held as collateral previously classified as long-term on the consolidated balance sheets.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $116,907 at September 30, 1998 from $106,010 at year-end 1997. Average days sales outstanding in accounts receivable increased from 78 days at the end of 1997 to 89 days at the end of the third quarter of 1998. This increase in average trade receivables days sales outstanding is principally attributable to contract sales where the Company provided certain customers extended payment terms.


OTHER ASSETS

Other assets increased to $35,418 at September 30, 1998 from $26,511 at year-end 1997. The increase is due to an increase of approximately $5,400 in the long-term portion of term contract receivables, purchases of Quickturn stock of $4,522 which is accounted for at cost and goodwill of $3,951 generated from the purchase of a controlling interest in the Company's Korean distributor, offset by purchased technology amortization.


CAPITAL RESOURCES

Total capital expenditures decreased to $16,322 through September 30, 1998, compared to $26,749 for the same period of 1997. The capital expenditures in the first nine months of 1997 were leasehold improvements for new facilities, and global information systems and sales force automation projects. Expenditures in the first nine months of 1998 did not include any individually significant projects.

On August 12, 1998 the Company commenced a $12.125 per share tender offer for all outstanding shares of Quickturn Design Systems, Inc., a Delaware corporation (Quickturn), or approximately $216,000 for approximately 17,800 Quickturn shares outstanding. The Company expects to finance this offer through its available cash balances and a new bank credit facility for which the Company has a definitive Credit Agreement. See "Part II - Item 1. Legal Proceedings" for further discussion.

The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing and new credit facilities will be sufficient to meet its working capital needs and related debt obligations for at least the next twelve months.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
--------------------------------------------------------------

The statements contained in this report that are not statements of historical fact including and without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following discussion highlights factors that could cause actual results to differ materially from the forward-looking statements. The forward-looking statements should be considered in light of these factors.

The Company competes in the highly competitive and dynamic EDA industry. The Company's success is dependent upon its ability to develop and market products that are innovative, cost- competitive and that meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

The Company's business is largely dependent upon the success and growth of the electronics industry. The outlook for the electronics industry for the remainder of 1998 and for 1999 is uncertain due in part to adverse economic conditions in Asia and to potential slowing of growth in other regions. As a result, many companies in the electronics industry have announced employee layoffs and will likely curtail the number of electronic design projects and the level of demand for design automation capital which could result in decreased spending for the Company's products and services. In addition, there have been a number of mergers in the electronics industry which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company's financial condition and results of operations.

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

A significant percent of the Company's sales to European customers are U.S. dollar based. However, the Company is effected by the emergence of the new European Monetary Unit and is currently implementing and testing system changes to support transactions in this currency. Provided the Company's European Monetary Unit project is completed on a timely basis, the expense of the project, and its related effect on the Company's earnings, is not expected to be material.

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

Acquisitions of complementary businesses such as the potential acquisition of Quickturn are a part of the Company's overall business strategy. Quickturn has not accepted the Company's offer for Quickturn and the Company has incurred substantial capitalized costs in connection with its offer. If the offer is not successful, such capitalized costs will be expensed, which will have a materially adverse effect on the Company's financial results in the quarter in which such costs are expensed. More generally, there are several risks associated with this strategy including integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast, to meet quarterly revenue and earnings targets, to meet various debt obligations used to finance acquisitions and to effectively manage the business for long-term growth. There can be no assurance that these challenges will be effectively met.

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company has entered the hardware development and assembly business. Some additional issues include: procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn in which Quickturn has asserted that the Company and Meta are infringing on Quickturn's patents. A trial is scheduled in February 1999 and no assurance can be given as to the outcome of such trial.

The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers' needs. There can be no assurance that the Company can continue to recruit and retain such personnel.

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

YEAR 2000

The Company is aware of the potential inability of computer programs to adequately process date information after December 31, 1999 (Year 2000). The Company has conducted a review of its products, information technology and facilities computer systems to identify all software that could be affected by the Year 2000 issue and has developed or is developing implementation plans to address this issue. The Company has announced that its current release of software products is Year 2000 compliant. The effect of the Year 2000 issue with regard to the Company's product offerings is not expected to have any material adverse effect on its financial condition and results of operations.

In addition, the Company has developed and is implementing a program to review the Year 2000 compliance status of computer software programs licensed from third parties and used in its internal business processes to obtain appropriate assurances of Year 2000 compliance from manufacturers of these products. The Company believes that it will be able to complete its Year 2000 compliance review and make any necessary modifications prior to the end of 1999. Provided the Company's Year 2000 projects are completed on a timely basis, the expense of these projects, and its related effect on the Company's financial condition and results of operations, is not expected to be material. However, the compliance of systems acquired from third parties is dependent on factors outside the Company's control. If key systems, or a significant number of systems fail as a result of Year 2000 problems, the Company could incur substantial expense and experience a disruption of business operations, which would potentially have a material adverse effect on the Company's financial condition and results of operations.

Furthermore, the Company has made only an initial assessment as to whether any of its customers, suppliers or service providers will be affected by the Year 2000 issue. Failure of the Company's customers, suppliers or service providers to comply with Year 2000 could have a material adverse impact on the Company's financial condition and results of operations. The purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies may be required to devote significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's software products that could have a materially adverse effect on the Company's financial condition and results of operations. There can be no assurance that Year 2000 related operating problems or material expenses will not occur with the Company's computer systems or in connection with the interface to the Company's major vendors or suppliers.

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

Quickturn filed an administrative complaint with the U.S. International Trade Commission (ITC) in 1996 seeking to prohibit the distribution of SimExpress products in the U.S. In August 1996, the ITC issued a ruling effectively prohibiting the importation of this technology into the U.S. In August 1997, the ITC Administrative Law Judge recommended the imposition of evidentiary and monetary sanctions against the Company and Meta. This order has been appealed and no dollar amount of monetary sanctions has been set. In August 1997, the U.S. District Court in Portland, Oregon granted Quickturn a preliminary injunction prohibiting the Company from selling its SimExpress version 1.0 and
1.5 accelerated verification systems in the U.S. The injunction also prohibits the Company from shipping current U.S. inventory modified in the U.S. to any of its non-U.S. locations. In October 1997, Quickturn also filed an action against Meta and the Company in a German court alleging infringement by SimExpress of a European patent.

In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing SimExpress products or components, and from providing repair or maintenance services to existing U.S. customers. That order took effect in 1998. A trial in the U.S. District Court action will likely occur during the first quarter of 1999, in which Quickturn will seek a permanent injunction, compensatory damages, punitive damages, and attorneys' fees. An unfavorable ruling in this trial could involve substantial cost to the Company and effectively prevent the Company from manufacturing and selling its existing accelerated verification of hardware design products in the U.S. market.

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Jose, California. The complaint, which is based on a patent licensed to the Company and Meta and which Meta has a right to enforce, seeks damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta, which has been joined in the suit by Aptix Corporation of San Jose, California, will ultimately seek an injunction prohibiting further infringement by Quickturn. A trial date in the U.S. District Court has been set for the third quarter of 1999. In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent.

On or about August 6, 1998, three shareholders of Exemplar Logic, Inc. ("Exemplar"), a corporation owned more than 90% by the Company, filed an action in the Superior Court of California for the County of Alameda against the Company, Exemplar and certain employees of the Company who have served as directors of Exemplar. The complaint alleged that the Company breached a contract with Exemplar which provides that, under certain circumstances, the Company would take reasonable steps to support Exemplar in its efforts to complete an initial public offering of its equity, that the Company breached its alleged fiduciary duty as a majority shareholder of Exemplar, that the Company made false and misleading representations and concealments that defrauded Exemplar and that the Company conducted unfair business practices against Exemplar under California law. The Company, Exemplar and the plaintiffs subsequently entered into a Stand Still Agreement in which the plaintiffs agreed to dismiss their complaint without prejudice and the Company agreed to make reasonable efforts to come to a decision to i) take Exemplar public, ii) sell Exemplar to a third party or iii) acquire the Exemplar minority shareholders' interests prior to October 31, 1998. The plaintiffs have dismissed the complaint and the Company has since communicated its decision to acquire the Exemplar minority shareholders' interest and as a result cause Exemplar to become a wholly owned subsidiary. The Company is presently in the process of drafting documents to effect this transaction. Assuming that this transaction is completed, it will be accounted for as a purchase and it is expected to result in a significant one time charge.

On July 2, 1998, the Company filed an action for declaratory judgment in the Federal District Court for the District of Oregon against Armagan Akar, a former employee of Mentor Graphics Singapore Ptd. Ltd. (MG Singapore), a wholly owned subsidiary of the Company. The declaratory judgment action requests the Oregon federal court to determine the obligations of Company and MG Singapore to Mr. Akar in connection with a dispute regarding Mr. Akar's termination from MG Singapore. On or about July 27, 1998, Mr. Akar filed an action in the Superior Court of California for the County of Santa Clara alleging wrongful termination of employment. The complaint alleges that the Mr. Akar's employment was terminated following his claimed notification to the Company and MG Singapore of violations of the U.S. Foreign Corrupt Practices Act occurring in the Company's operations located in the Peoples' Republic of China. Mr. Akar also alleges that one or more employees of MG Singapore made defamatory statements about him in connection with the termination of his employment. Mr. Akar seeks compensatory and exemplary damages. The Company intends to vigorously pursue its declaratory judgment action and to contest Mr. Akar's action and allegations, and does not believe that the outcome of the suit will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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