Form 10-K
period 1998-12-31
MENTOR GRAPHICS CORP
filed 1999-03-31
CIK 701811

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $905,939,098 on March 4, 1999 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On March 4, 1999, there were 65,588,351 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K into
                 Document                              which incorporated
    ------------------------------------             ----------------------
    Portions of the 1999 Proxy Statement                    Part III

Table of Contents                                                           Page
--------------------------------------------------------------------------------

Part I ......................................................................15

   Item 1.   Business .......................................................15

   Item 2.   Properties .....................................................20

   Item 3.   Legal Proceedings ..............................................20

   Item 4.   Submission of Matters to a Vote of Security Holders ............22

Part II .....................................................................23

   Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters ....................................23

   Item 6.   Selected Consolidated Financial Data ...........................23

   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................24

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....33

   Item 8.   Financial Statements and Supplementary Data ....................34

   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ............................49

Part III ....................................................................49

   Item 10.  Directors and Executive Officers of Registrant .................49

   Item 11.  Executive Compensation .........................................49

   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management ..........................................49

   Item 13.  Certain Relationships and Related Transactions .................49

   Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ............................................50

PART I

--------------------------------------------------------------------------------

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


GENERAL

Mentor Graphics Corporation (the Company) manufactures, markets and supports software and hardware Electronic Design Automation (EDA) products and provides related services which enable engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. In addition to traditional EDA products, the Company's product offerings include (1) intellectual property (IP) products and services intended to increase design efficiency by delivering standard, reusable functions for the design of hardware components and (2) embedded systems software development and system verification tools intended to shorten product time-to-market by allowing for simultaneous development and testing of hardware and embedded software. The Company markets its products primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries. Customers use the Company's software in the design of such diverse products as supercomputers, automotive electronics, telephone-switching systems, cellular base stations and handsets, computer network hubs and routers, signal processors and personal computers. The Company licenses its products primarily through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol MENT. The Company's executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company Website address is www.mentor.com.

PRODUCTS

Customers use the Company's products in the design, analysis, simulation, modeling, implementation and verification of electronic designs for communications, computer, consumer electronics, semiconductor, aerospace, and transportation products. This use is intended to make design engineers more productive, make even complex designs more accurate and, thus, shrink time-to-market schedules.

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

With advancements in IC technology, the Company believes that the fabrication of "deep submicron" physical feature dimensions is becoming commonplace, and a new threshold in IC complexity and system integration is being crossed. The term "deep submicron" is generally defined as any IC manufacturing process that has transistor gate lengths under 0.35u (microns). The Company's Calibre(R) product line is specifically engineered for physical verification of deep submicron circuit designs.

xCalibre(R) is the Company's brand for deep submicron IC backend physical extraction products. xCalibre's complete design flow provides technology for deep submicron parasitic extraction. Parasitic extraction is the process of creating an electrical model representation of the physical connections present between devices in an IC. xCalibre provides the ability to organize vast amounts of input data, extract parasitics to the desired level of accuracy, and manage this extracted data into a form usable by post-layout analysis tools. Advances in deep submicron process technology and IC complexity have forced designers to seek new solutions for physical extraction. xCalibre products close the gap between creating designs for deep submicron processes and verifying the physical implementation of those designs at a system level. Unlike other physical verification tools, xCalibre tools offer an open design flow that enables IC designers to take a massive database of electronic circuit information, split it up into manageable pieces for analysis, and reintegrate the information into the overall chip design.

The Company's co-verification tools provide a means to verify the hardware and embedded software comprising an electronic system without having to build a hardware prototype. This improves the efficiency of the customers' product development cycles by giving customers more time to fix software bugs and resolve hardware-software interface errors.

Seamless(TM) is the Company's hardware/software co-verification product family that enables simultaneous simulation of the hardware and software components of a system design. These tools verify the software-hardware interface by running the software against simulated models of the hardware. Seamless tools allow designers to verify software much earlier in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is still small and reduces the overall design cycle. Seamless tools can be applied to Systems on Chips, application specific integrated circuits (ASICs) with embedded microcontroller cores, or microprocessor and digital signal processor (DSP) based board designs. Some products with embedded systems or processor-based board designs that benefit from using Seamless tools in the design process include cellular phones, telephone switching equipment, network hubs, routers, wireless base stations, automobile engine management modules, aircraft avionics and controls, and computer equipment.

The Company's design-for-test, or "DFT", product line offers products which automate the process of making integrated circuits and systems testable and the generation of their test programs. The Company's DFT product brands include FastScan(TM), FlexTest(TM), DFTAdvisor(TM), DFTInsight(TM), MBISTArchitect(TM), LBISTArchitect(TM), BSDArchitect(TM), and CTIntegrator(TM)--an automated test solution for System on Chip designs incorporating IP products.

The Company's simulation product line gives electrical designers representative or virtual data to reproduce conditions in a model that could occur in the performance of a system under different operating conditions. The Company's simulation products for system, Board, ASIC or field programmable gate array simulation include QuickSim II(TM), Quick HDL Pro(TM) and ModelSim(TM).

As more ICs and Boards support both analog and digital circuits, designers need a unified simulation solution that allows both analog and digital analysis within the mixed-signal design. The Company offers a range of alternative tools for analog and mixed-signal designers. The tools provide a flow that begins with design entry or a language description, continues with verification and analysis options and finishes with a physical description for fabrication of hardware prototype. The Company's analog/mixed signal products include Analog Station II(TM), AccuParts(TM), Eldo(TM) and Accusim II(TM).


Design Re-use and Embedded Systems Software

The Company believes that the demand for tools to develop increasingly complex electronic systems cannot be entirely satisfied with traditional EDA tools. Under its Integrated System Design strategy, the Company has combined its EDA products with products and services that facilitate rapid development of complex systems through reusable design components referred to in the industry as "intellectual property" or "IP" and the integration of hardware and embedded systems development.

The Company's Inventra brand IP products and related services are intended to increase engineering productivity through the use of predefined and preverified "building blocks" or "cores" of frequently used circuit functions for the design of hardware components. Use of IP products allows designers to focus on optimizing system architecture and developing proprietary functionality. The Company believes that companies which integrate IP products into their design methodology can expect better quality products at lower costs and faster time-to-market. The Company provides IP products that are used in ASIC design, IC design, embedded software design and Board design. These products include circuit functions for a range of electronic consumer and communications applications including microprocessors, peripheral interface controllers, digital signal processors, and communications controllers cores. In 1998, the Company entered into an IP alliance with International Business Machines Corporation (IBM) under which the Company is licensed to offer the IBM PowerPC 401 and 405 embedded processor "cores" as part of its extensive library of proven commercial cores. The agreement is unique in that it is the first time a 32-bit microprocessor architecture is available through an independent IP provider.

The Company also provides embedded systems software and development tools. Embedded systems control the function of hardware components dedicated to specialized tasks of such common consumer products as VCRs, telephones and fax machines. Embedded systems software is used in a range of other products in the aerospace, communications, medical instrumentation, transportation, computer, industrial and consumer markets. The Company's embedded systems software products include the VRTX(R) real-time operating system, the XRAY(R) family of debugger products and other software development tools including Microtec brand compilers, assemblers, linkers and simulators.


System Design

The Company's Board design tools allow designers to select from a library of parts to be included in a Board to simulate and test the performance of the Board, to test for manufacturability, to analyze thermal and signal integrity, and to output data which will allow the Board to be manufactured. "Boards," refers to a common way of packaging electronic circuits, consisting of epoxy material upon which ICs, ASICs and discrete components such as resistors and capacitors are mounted. Products within the Board design flow include Design Architect(R), Board Station(R), Board Architect(TM), Hybrid Station(R) and Library Management System.

The Company's Field Programmable Gate Array (FPGA) solutions are comprised of a combination of products including ModelSim(TM) previously discussed, Leonardo Spectrum(TM), the Company's FPGA Synthesis product line and Renoir(TM) Hardware Description Language (HDL) graphical entry product line. Renoir(TM) provides a highly automated environment for the design of electronic systems, using graphical tools to capture or reuse high-level designs and functional behavior.

The Monet(R) behavioral synthesis product line defined a new capability for designers, which the Company calls "architectural exploration." Architectural exploration allows designers to rapidly explore and determine the right architecture tradeoffs before they commit resources to creating a hardware prototype such as an IC.

The Company's Interconnectix(TM) brand Interconnect Synthesis (IS) products combine the disciplines of timing and signal integrity analysis with the physical implementation of floorplanning, placement and routing for high-speed board design. IS products reduce the time consuming iteration cycle among placement, routing, analysis and rework.


PLATFORMS

The Company's software products are available on UNIX and Windows NT platforms in a broad range of price and performance levels. Platforms are purchased by customers primarily from Hewlett-Packard Company, Sun Microsystems, Inc. and Compaq Computer Corporation. These computer manufacturers have a substantial installed base and make frequent introductions of new products.


MARKETING AND CUSTOMERS

In 1998, the Company again focused its marketing and selling resources on a limited number of emerging products. Those products include the Calibre physical verification product, the xCalibre(R) physical extraction product, the Seamless(TM) CVE hardware/software co-verification tool, the IP products of its Inventra(TM) business unit, and the IS routing products of its Interconnectix business unit. The SimExpress(TM)/Celaro(TM) products of the Company's Meta Systems SRL (Meta) subsidiary are also marketed as emerging products outside of the U.S. The Company's marketing also emphasizes its Integrated System Design strategy for the integration of both hardware and software development for electronic systems, a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries.

The Company licenses its products primarily through its direct sales force in the Americas, Europe, Japan and Pacific Rim. The Company also licenses its products through distributors where a direct sales presence is not warranted. During the years ending December 31, 1998, 1997 and 1996 sales outside of the Americas accounted for 45 percent of total sales. The Company enters into foreign currency forward contracts to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations and significant exchange rate movements may have a material adverse impact on the Company's results. See pages 30-32, "Factors That May Affect Future Results and Financial Condition," for a discussion of the effect foreign currency fluctuation may have on the Company's business and operating results. Additional information relating to foreign and domestic operations is contained in Note 12 of Notes to Consolidated Financial Statements beginning on Page 46, below.

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


UNIVERSITY PROGRAMS

The Company shares its technology and expertise with universities worldwide through its Higher Education Program (HEP). Founded in 1985 because the Company believes the success of the electronics industry is dependent upon highly skilled engineers, the HEP offers colleges and universities a cost-effective way to acquire the Company's products for teaching and academic research. This program helps to insure that engineering graduates enter industry proficient in the use of state-of-the-art tools and techniques. Through the HEP, the Company develops long term relationships with engineering colleges and universities around the world. The Company has partnerships with more than 330 colleges and universities worldwide.


BACKLOG

The Company's backlog of firm orders was approximately $77 million on December 31, 1998 as compared to $78 million on December 31, 1997. This backlog includes products not shipped and unfulfilled professional services and training. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 1998 backlog of orders is expected to ship during 1999.


MANUFACTURING OPERATIONS

The Company's manufacturing operations primarily consist of reproduction of the Company's software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major West Coast sites in the U.S. Distribution centers in The Netherlands and Singapore serve their respective regions. The Company's line of accelerated verification products, which is comprised of both hardware and software, is manufactured in France. In 1998 the Company established an Irish company (Irish Company) and began transfer of its European manufacturing and distribution from the Netherlands to Ireland. The Irish Company will be responsible for manufacturing and distributing its products to the European, Middle East, and African markets through the Company's established sales channels.


PRODUCT DEVELOPMENT

The Company's research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 1998, 1997 and 1996, the Company expensed $117,853,000,

$112,227,000 and $92,905,000 respectively, and capitalized $0, $0, and $5,691,000 respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate the Company's focused strategic requirements by filling gaps in existing products or technologies, eliminating dependencies on third parties and providing the Company with an avenue into new lines of business. The Company's future success depends on its ability to develop or acquire competitive new products that satisfy customer requirements.


SUPPLIERS

The Company seeks to provide its customers with software and IP products that address customers' electronic system design processes. Supplier products fill gaps in the Company's existing product lines and allow it to offer products which are needed by customers but which are not central to the Company's business. Supplier agreements are also used to explore possible new lines of business. Supplier agreements are typically multi-year agreements with royalty payments based on a percentage of product revenue. The agreements generally require an escrow of the supplier's source code. Customer support for supplier products is usually provided by the Company with the supplier providing backup support and research and development in the event of a problem with the product itself.


CUSTOMER SUPPORT AND CONSULTING

The Company has a worldwide organization to meet its customers' needs for software support. The Company offers support contracts providing software updates and support. Most of the Company's customers have entered into software support contracts. In November of 1998, the Software Support Professionals Association (SSPA) announced that the Company's Customer Support Division had won its 1999 SSPA STAR (Software Technical Assistance Recognition) Award in the Complex Support category. The STAR Awards are given annually to recognize excellence in six areas of software and technical support. Competing companies undergo a rigorous self-nominating process. Applicants are then evaluated by SSPA's Advisory Board. The winner in Complex Support category must demonstrate a consistently high level of support for mission-critical applications used in scientific, engineering, and other highly technical environments. The Company's Customer Support Division also won the STAR Award in 1993 and 1995.

Mentor Consulting, the Company's consulting division, is comprised of a worldwide team of consulting professionals who provide services for System-on-Chip, Systems to Silicon Verification, Design Reuse, and High Performance Systems Design. The Company's consulting group was established in 1987. The services provided to customers by Mentor Consulting include advising customers on design process, design reuse and IC verification and test. Design process consulting helps customers improve how they design. Design reuse consulting helps customers modify existing designs for use in new designs. Mentor Consulting's mission is to team with customers' design groups to increase productivity while reducing costs and time-to-market.


COMPETITION

The markets for the Company's products are competitive and are characterized by price reductions, rapid technological advances in application software, operating systems and hardware, and new market entrants. The EDA and IP product industries tend to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While many competitors are large companies with extensive capital and marketing resources, the Company also competes with small companies with little capital but innovative ideas.

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

The Company's principal competitors are Cadence Design Systems Inc., Synopsys Inc., Avant! Corporation, Quickturn Design Systems, Inc., IKOS Systems, Inc., Wind River Systems Inc. and numerous small companies.

EMPLOYEES

The Company and its subsidiaries employed approximately 2,600 people full time as of December 31, 1998. The Company's success will depend in part on its ability to attract and retain employees who are in great demand. The Company continues to enjoy satisfactory employee relations.

PATENTS AND LICENSES

The Company holds 32 United States and 9 foreign patents on various technologies. In 1998, the Company was granted 12 patents and filed 38 patent applications worldwide. As of January 1999, the Company has a total of 51 patent applications filed and pending and an additional 29 in process but not yet filed. While the Company believes the pending applications relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that software patents are becoming increasingly important in the software industry.

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

The Company leases additional space in San Jose, California, where some of its domestic research and development takes place, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Some additional research and development is done in locations outside the U.S. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 1999.


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

In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing SimExpress products or components and from providing repair or maintenance services to its existing U.S. customers. That order took effect in 1998. A trial in the U.S. District Court action is scheduled in June of 1999, in which Quickturn will seek a permanent injunction, compensatory damages, punitive damages, and attorneys' fees. An unfavorable ruling in this trial could involve substantial cost to the Company and effectively prevent the Company from manufacturing and selling its existing accelerated verification of hardware design products in the U.S. market.

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

On August 12, 1998 the Company commenced a $12.125 per share tender offer for all outstanding shares of Quickturn, or approximately $216,000,000 for approximately 17,800,000 Quickturn shares outstanding. The Company expected to finance this offer through its available cash balances and a new bank credit facility for which the Company had a definitive Credit Agreement. Quickturn's management and board of directors attempted to modify their bylaws to postpone a special shareholder meeting and attempted to install a deferred redemption provision in Quickturn's "poison pill" to preclude the closing of the Company's offer until at least July 1999. The Company litigated those actions in Delaware Chancery Court. The trial was completed on October 28, 1998 and a decision in favor of the Company was announced by the Delaware Chancery Court on December 3, 1998. On December 9, Quickturn and Cadence Design Systems, Inc. announced an agreement to merge. The Company sought to enjoin consummation of the proposed merger agreement and invalidate certain termination fees and stock option provisions of that agreement in a suit filed in the Delaware Court of Chancery on December 15, 1998. On January 8, 1999, the Company withdrew its tender offer.

On July 2, 1998, the Company filed an action for declaratory judgment in the Federal District Court for the District of Oregon against Armagan Akar, a former employee of Mentor Graphics Singapore Ptd. Ltd. (MG Singapore), a wholly owned subsidiary of the Company. The declaratory judgment action requests the Oregon federal court to determine the obligations of the Company and MG Singapore to Mr. Akar in connection with a dispute regarding Mr. Akar's termination from MG Singapore. On or about July 27, 1998, Mr. Akar filed an action in the Superior Court of California for the County of Santa Clara alleging wrongful termination of employment. The complaint alleges that Mr. Akar's employment was terminated following his claimed notification to the Company and MG Singapore of violations of the U.S. Foreign Corrupt Practices Act occurring in the Company's operations located in the Peoples' Republic of China. Mr. Akar also alleges that one or more employees of MG Singapore made defamatory statements about him in connection with the termination of his employment. Mr. Akar seeks compensatory and exemplary damages. The Superior Court case was removed to the U.S. District Court for the Northern District of California and on November 2, 1998, that court granted the Company's motion to transfer the case to the U.S. District Court in Oregon. Mr. Akar has answered the Company's complaint in the declaratory judgment and has included his claims as counterclaims in that case. The Company intends to vigorously pursue its declaratory judgment action and to contest Mr. Akar's action and allegations, and does not believe that the outcome of the suit will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

On or about August 6, 1998, three shareholders of Exemplar Logic, Inc. ("Exemplar"), a corporation owned more than 80% by the Company, filed an action in the Superior Court of California for the County of Alameda against the Company, Exemplar and certain employees of the Company who have served as directors of Exemplar. The complaint alleged that the Company breached a contract with Exemplar which provides that, under certain circumstances, the Company would take reasonable steps to support Exemplar in its efforts to complete an initial public offering of its equity, that the Company breached its alleged fiduciary duty as a majority shareholder of Exemplar, that the Company made false and misleading representations and concealments that defrauded Exemplar and that the Company conducted unfair business practices against Exemplar under California law. The Company, Exemplar and the plaintiffs subsequently entered into a Stand Still Agreement in which the plaintiffs agreed to dismiss their complaint without prejudice and the Company agreed to make reasonable efforts to come to a decision to i) take Exemplar public, ii) sell Exemplar to a third party or iii) acquire the Exemplar minority shareholders' interests prior to October 31, 1998. The plaintiffs dismissed the complaint and the Company and the Exemplar minority shareholders entered into a merger agreement under which the Company acquired the minority shareholders' interest on January 5, 1999.

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


Item 4. Submission of Matters to a Vote of
Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.


EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of the Company:

                                                                    Has Served
                                                               As An Executive
                                                                Officer of the
Name                            Position                Age      Company Since
------------------------------------------------------------------------------
Walden C. Rhines        President, Chief Executive       52            1993
                        Officer and Director
Gregory K. Hinckley     Executive Vice President,        52            1997
                        Chief Operating Officer and
                        Chief Financial Officer
G. M. "Ken" Bado        Senior Vice President,           44            1996
                        World Trade
Dean Freed              Vice President,                  40            1995
                        General Counsel and Secretary
Anne Wagner             Vice President, Marketing        46            1998
Anthony B. Adrian       Vice President,                  56            1998
                        Corporate Controller
Dennis Weldon           Treasurer                        51            1998
------------------------------------------------------------------------------

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

Ms. Wagner has served as Vice President, Marketing of Mentor Graphics since June 1998. From 1996 to 1998, Ms. Wagner was Vice President of Corporate Marketing for the SunSoft operating company of Sun Microsystems, Inc. From 1977 to 1996, Ms. Wagner was employed by National Semiconductor Corporation where her duties included Vice President, Marketing and Communications.

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

Mr. Weldon has served as Treasurer and Director of Business Development since February 1996. Mr. Weldon served as Director of Business Development from June 1994 to January 1996. From July 1991 to June 1994 Mr. Weldon served as Director of Finance. Mr. Weldon has been employed by the Company since July 1988.


Item 5. Market for the Registrant's Common Equity and
Related Stockholder Matters

The Company's Common Stock trades on the Nasdaq National Market under the symbol MENT. The following sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by the Nasdaq National
Market:

Quarter ended          March 31       June 30    September 30    December 31
----------------------------------------------------------------------------
1998
   High               $  11 1/8   $  11 13/16     $  11  1/16     $  10 5/16
   Low                $   8 1/8   $   9  3/8      $   6 19/32     $   5 7/16
1997
   High               $  11       $   9  3/8      $  12  1/2      $  12 1/16
   Low                $   8 5/8   $   6  5/8      $   8  1/2      $   9
----------------------------------------------------------------------------

As of December 31, 1998, the Company had 1,073 stockholders of record. No dividends were paid in 1997 or 1998. The Company does not intend to pay dividends in the foreseeable future.


Item 6. Selected Consolidated Financial Data

In thousands, except per share data and percentages

Year ended December 31,              1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------
Statement of Operations Data
Total revenues                  $ 490,393    $ 454,727    $ 447,886    $ 432,517    $ 390,119
Research and development        $ 117,853    $ 112,227    $  92,905    $  86,782    $  81,231
Operating income (loss)         $   4,742    $ (36,370)   $  (9,849)   $  52,554    $  30,980
Net income (loss)               $    (519)   $ (31,307)   $  (4,978)   $  50,506    $  30,453
Gross margin percent                  75%          65%          70%          73%          73%
Operating income (loss)
 as a percent of revenues              1%         (8)%         (2)%          12%           8%

Per Share Data
Net income (loss) per
 share - basic                  $   (0.01)   $   (0.48)   $   (0.08)   $    0.79    $    0.50
Net income (loss) per
 share - diluted                $   (0.01)   $   (0.48)   $   (0.08)   $    0.78    $    0.49
Weighted average
 number of shares
 outstanding - basic               65,165       64,885       64,134       63,710       60,361
Weighted average
 number of shares
 outstanding - diluted             65,165       64,885       64,134       65,134       62,211

Balance Sheet Data
Cash and investments,
 short-term                     $ 137,585    $ 137,060    $ 197,079    $ 211,996    $ 154,255
Cash and investments,
 long-term                      $       -    $       -    $  30,000    $  30,000    $  30,000
Working capital                 $ 139,198    $ 148,191    $ 200,848    $ 213,491    $ 150,865
Property, plant and
 equipment, net                 $  95,214    $ 103,452    $ 102,253    $  99,605    $ 102,291
Total assets                    $ 464,123    $ 402,302    $ 513,359    $ 495,372    $ 429,290
Short-term borrowings           $  24,000            -    $   9,055    $   9,358    $   8,661
Long-term debt and
 other deferrals                $   1,425    $     617    $  56,375    $  55,054    $  53,123
Stockholders' equity            $ 295,282    $ 277,537    $ 319,640    $ 326,226    $ 258,419
---------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages and per share data

NATURE OF OPERATIONS

Mentor Graphics Corporation (the Company) is a supplier of electronic design automation (EDA) systems--advanced computer software, accelerated verification systems and intellectual property designs and data bases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional services offices worldwide.

RECENT DEVELOPMENTS

On August 12, 1998, the Company commenced a $12.125 per share tender offer for all outstanding shares of Quickturn Design Systems, Inc., a Delaware corporation (Quickturn), or approximately $216,000 for approximately 17,800 shares outstanding. In connection with this offer, the Company purchased 591 shares of Quickturn common stock for $4,522. The Company expected to finance this offer through its available cash balances and a new bank credit facility for which the Company had a definitive Credit Agreement. On January 8, 1999, the Company withdrew its tender offer and subsequently terminated its new credit facility. The Company incurred acquisition costs of approximately $9,000 of which $4,614 was capitalized and the remaining amount was not accrued as of December 31, 1998. Because the offer was withdrawn, these costs will be expensed and will be partially offset by a gain on the sale of the Quickturn stock of approximately $4,000 in the first quarter of 1999.

On January 5, 1999, the Company purchased the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at approximately $14,000. This business combination will be accounted for as a purchase. The cost of the acquisition will be allocated on the basis of estimated fair value of assets and liabilities assumed. In connection with the acquisition, the Company will record a charge to operations for the write-off of Exemplar's in-process research and development (R&D) that had not reached technological feasibility, the amount of which is yet to be determined.

In 1998, the Company completed three business combinations which were accounted for as purchases. In March 1998, the Company purchased an additional ownership interest of 32% of its Korean distributor, Mentor Korea Co. LTD, for a total ownership interest of 51%. In November 1998, the Company purchased CLK Computer-Aided Design Inc. (CLK CAD) and OPC Technology Inc. (OPCT). The total purchase price including acquisition expenses for these acquisitions was $16,513. The purchase accounting allocations resulted in charges for in-process R&D of $8,500, goodwill capitalization of $6,613, and technology capitalization of $1,400. Results of operations of all acquisitions that were accounted for as purchases are included in the Company's Consolidated Financial Statements only from the date of acquisition forward.


RESULTS OF OPERATIONS

Revenues and Gross Margins

Year ended December 31,                     1998    Change           1997    Change           1996
--------------------------------------------------------------------------------------------------
System and software revenues           $ 277,396       18%      $ 235,808      (3)%      $ 242,147
System and software gross margins      $ 250,860       38%      $ 182,316     (10)%      $ 202,951
   Gross margin percent                    90.4%                    77.3%                    83.8%
Service and support revenues           $ 212,997      (3)%      $ 218,919        6%      $ 205,739
Service and support gross margins      $ 116,036        2%      $ 113,378        2%      $ 111,119
   Gross margin percent                    54.5%                    51.8%                    54.0%
Total revenues                         $ 490,393        8%      $ 454,727        2%      $ 447,886
Total gross margins                    $ 366,896       24%      $ 295,694      (6)%      $ 314,070
   Gross margin percent                    74.8%                    65.0%                    70.1%
--------------------------------------------------------------------------------------------------

SYSTEM AND SOFTWARE

System and software revenues are derived from sales or licenses of software products, third party owned software products for which the Company pays royalties, accelerated verification systems and some workstation hardware. For 1998, the increase in software product revenues is attributable to growth of the Company's newer product offerings. The Company's newer products primarily focus on system verification and design re-use subsets of the EDA industry, which have experienced above industry average growth rates over the last year. In addition, improved demand for several of the Company's older product offerings is primarily attributable to recent product upgrades such as Year 2000 compliance and ports to the Windows NT platform. Accelerated verification revenue also improved in 1998 as next generation systems began shipping in the first half of the year. The Company's SimExpress accelerated verification product is not available in U.S. markets due to a 1997 court ruling. See "Part I-Item 3. Legal Proceedings" for further discussion. These increases occurred despite the weakening of the Japanese Yen versus the U.S. dollar which negatively impacted revenues. See "Geographic Revenues Information" for further discussion. For 1997 compared to 1996, the decrease in system and software revenue was attributable to a decline in software product sales partially offset by increased sales of accelerated verification systems. Software product revenues declined in 1997 due in part to an accelerated decline of the Company's older integrated circuit (IC) and also certain printed circuit board products.

Gross margins were significantly higher for 1998 compared to 1997 due to lower costs for direct materials and overhead, lower third party product sales for which royalties were paid, lower purchased technology and capitalized software development costs amortization, and a write-down of certain previously capitalized software development costs in 1997. For 1997 compared to 1996, the decline in system and software gross margins as a percent of revenues was due to higher royalty costs, one-time inventory and capitalized software development cost adjustments and higher purchased technology amortization. Increased royalty costs in 1997 were primarily attributable to a write-off of costs associated with a non-refundable royalty contract where the committed costs were not recovered. In addition, the Company incurred an inventory write-down of all U.S. SimExpress systems inventory in 1997 as a result of the 1997 court ruling. See "Part I-Item 3. Legal Proceedings" for further discussion.

Amortization of previously capitalized software development costs to system and software cost of revenues was zero in 1998 compared to $5,448 and $6,215 in 1997 and 1996, respectively. In addition, the Company recognized impairment in value of certain previously capitalized software development costs in 1997 primarily as a result of the accelerated decline in sales of older software product offerings. These costs, which totaled $5,358, were determined to be unrecoverable and were charged to system and software cost of revenues in the first quarter of 1997. Amortization of purchased technology costs to system and software cost of revenues was $2,278, $5,484 and $3,559 for 1998, 1997 and 1996, respectively. The decline in amortization in 1998 is attributable to a significant decline in business acquisitions in 1998 and 1997 and accelerated amortization of technologies in 1997 where assets were impaired or disposed of. Purchased technology costs are amortized over a three-year period to system and software cost of revenues.


SERVICE AND SUPPORT

Service and support revenues consist of revenues from annual software support contracts and professional services, which includes consulting services, training services, custom design services and other services. The decrease in service and support revenues in 1998 is due primarily to an approximate 20% decrease in professional service revenues offset by a slight increase in support revenues. The increase in service and support revenues in 1997 was due primarily to an approximate 20% increase in professional service revenues as well as a slight increase in software support revenues.

For 1998, growth levels for software support revenues compared to software product revenues were lower due in part to the carryover effect of the prior year decline in software product revenues. For 1997, growth in software support revenues occurred despite a decline in software product revenues as the installed base of customers on support contracts increased during the year. Since growth in software support is dependent on continued success of the software product offerings, increases in the Company's installed customer base, and the impact of acquisitions, future software support revenue levels are difficult to predict.

Professional service revenues totaled approximately $49,000, $60,000 and $50,000 in 1998, 1997 and 1996, respectively. The decrease in 1998 is due to a more narrowly focused effort toward engagements that enable customers to better utilize the Company's products and away from out-source custom design service engagements. Consulting engagements with printed circuit board design customers also declined in 1998 due in part to lower printed circuit board software product sales in 1998. The increase in professional services in 1997 was attributable to consulting services and custom design services as demand for these services grew.

Service and support gross margins increased in 1998 as a result of higher software support revenues and approximately flat software support cost of revenues. Professional service gross margins were negative in 1998 as several prior period contracts continued to require resources. In 1997, professional service gross margins were negative due to unprofitable contracts, most of which were entered into in 1996, where costs of completion exceeded the revenues. The Company has refined its contract approval practices to reduce the likelihood of entering into unprofitable custom design contracts.


GEOGRAPHIC REVENUES INFORMATION

Americas revenues including service and support revenues, increased by 8% from 1997 to 1998 and by 2% from 1996 to 1997. Revenues outside of the Americas represented 45% of total revenues in 1998, 1997 and 1996. European revenues increased by approximately 23% from 1997 to 1998 and 4% from 1996 to 1997. Increased European revenues are attributable to improved economic conditions primarily in the telecommunications industry and increased demand for newer product offerings in 1998. The effects of exchange rate differences from European currencies to the U.S. dollar for 1998 and 1997 were not significant. Japanese revenues decreased by approximately 17% from 1997 to 1998 and 7% from 1996 to 1997. The effects of exchange rate differences from the Japanese Yen to the U.S. dollar negatively impacted revenues by approximately 10% and 11% in 1998 and 1997, respectively. Exclusive of currency effects, lower revenue levels in Japan are the result of continued economic difficulties in 1998. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Year ended December 31,                     1998    Change            1997    Change            1996
----------------------------------------------------------------------------------------------------
Research and development               $ 117,853        5%       $ 112,227       21%       $  92,905
   Percent of total revenues               24.0%                     24.7%                     20.7%
Marketing and selling                  $ 169,034        7%       $ 157,343        7%       $ 146,754
   Percent of total revenues               34.5%                     34.6%                     32.8%
General and administration             $  45,825        5%       $  43,636        7%       $  40,918
   Percent of total revenues                9.3%                      9.6%                      9.1%
Special charges                        $  20,942       11%       $  18,858       57%       $  11,998
   Percent of total revenues                4.3%                      4.1%                      2.7%
Merger and acquisition
 related charges                       $   8,500         -       $       -    (100)%       $  31,334
   Percent of total revenues                1.7%                         -                      7.0%
----------------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

As a percent of revenue, R&D costs decreased slightly from 1997 to 1998 and increased from 1996 to 1997. During 1998, the Company disposed of several businesses which were not core to its strategy of system verification and design re-use which reduced R&D costs by approximately $6,000 compared to 1997. Increased spending for activities more closely aligned to Company strategy offset these savings. The increase in R&D spending in 1997 was also attributable to investment in core strategy areas and merger and acquisition activity. R&D costs increased in 1997 by approximately $8,000 as a result of prior year business purchases. These purchases during 1996 resulted in added expenses only from the date of acquisition and not for all prior periods presented as is the case for pooling of interest transactions. In addition, other business combinations accounted for as pooling of interests experienced higher R&D investment in 1997. During 1997 and 1998, the Company capitalized software development costs of $0, compared to $5,691 for 1996. This decrease in capitalization is due to timing and content of product development activities which resulted in a lower level of costs eligible for capitalization. Based on these lower eligible costs, product development activities have been expensed on a current basis. The Company does not expect significant capitalization in 1999.

MARKETING AND SELLING

In 1998 the increase in marketing and selling costs was principally attributable to increased product sales through the Company's direct sales force and third party distributors offset in part by savings resulting from subsidiary divestitures totaling approximately $3,000. In 1997, the increase in marketing and selling costs was principally attributable to prior year business purchases and increased sales through third party distributors. The year to year impact of acquisitions on marketing and selling costs in 1997 was approximately $2,000. In addition, selling costs increased approximately $3,000 in 1997 as a result of increased third party sales channel revenue. A stronger U.S. dollar during 1998 and 1997 reduced expenses by approximately 10% and 11% in Japan, respectively.


GENERAL AND ADMINISTRATION

For 1998 compared to 1997 general and administrative (G&A) costs decreased as a percent of sales due to subsidiary divestitures and higher sales volume. For 1998, the absolute dollar increase in G&A is attributable to increased headcount to maintain and support business systems and support higher sales volume. The increase in general and administrative costs from 1996 to 1997 was a result of integration costs and additional headcount related to business purchases offset by certain administrative savings subsequent to integration of Microtec Research, Inc. (Microtec) and Interconnectix, Inc. (Interconnectix). Also in 1997, the Company experienced increased costs of information technology personnel as the global information system reached the implementation phase during the year.


SPECIAL CHARGES

During 1998, the Company recorded special charges of $20,942. The charges primarily consist of four subsidiary divestitures, moving of the European distribution center to Ireland to strengthen the Company's tax position, related terminations arising from the divestitures and the distribution center move, and impairment in value of certain assets. Substantially all of these costs were expended in 1998 and the remaining amount should be expended in the first half of 1999 and there have been no significant modifications to the amount of the charges.

During 1997, the Company recorded special charges of $18,858. The charges consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, recognition of the impairment in value of certain goodwill and purchased technology and some streamlining of worldwide operations and reserves for various legal claims. Substantially all of the costs associated with these charges were expended in 1997 and the first half of 1998 and there have been no significant modifications to the amount of the charges.

In 1996, the Company recorded special charges of $11,998. The Company downsized and redirected certain operations and re-targeted an incentive compensation program resulting in severance costs, facility lease and equipment abandonment costs and other costs totaling approximately $7,000. The Company also recognized a $5,000 write-down for impairment in value of goodwill and certain other assets associated with Meta Systems SRL (Meta) as the recoverability of these assets was adversely affected by the ongoing SimExpress patent litigation.


MERGER AND ACQUISITION RELATED CHARGES

In 1998, the Company incurred merger and acquisition related charges of $8,500 for in-process R&D related to two of the three business combinations accounted for as purchases. The charges were a result of allocating a portion of the acquisition costs to in-process product development that had not reached technological feasibility.

In 1996, the Company incurred merger and acquisition related charges of $31,344 as a result of nine business combinations. Seven acquisitions were accounted for as purchases that resulted in charges for in-process R&D of $26,234. Two acquisitions were accounted for as pooling of interests and resulted in merger expenses of $4,410 and $700, respectively, which were associated with the elimination of duplicate facilities, severance costs, the write-off of certain property and equipment and legal and accounting fees associated with the merger activities.

OTHER INCOME (EXPENSE), NET

Year ended December 31,                       1998           1997           1996
--------------------------------------------------------------------------------
Other income (expense), net             $  (4,721)      $   3,319      $   8,411
--------------------------------------------------------------------------------

Other income (expense) was negatively impacted by increased legal costs primarily associated with the ongoing patent litigation with Quickturn which totaled $10,301 in 1998, compared to $4,675 and $3,611 in 1997 and 1996, respectively. The increase is attributable to license fees for certain intellectual property rights licensed from Aptix Corporation and expenses attributable to a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. See "Part I-Item 3. Legal Proceedings" for further discussion. Interest income was $7,771, $7,723 and $9,485 in 1998, 1997 and 1996, respectively. Interest expense was $768, $555 and $2,423 in 1998, 1997 and 1996, respectively. The decrease in interest income and interest expense in 1998 and 1997 versus 1996 is primarily attributable to lower average cash, cash equivalents, short-term investments and borrowings outstanding during 1998 and 1997 due to pay-down of short term lines of credit and the long term revolving credit facility. For 1999, exclusive of any changes in cash balances or interest rates, the increase in interest bearing term receivables should favorably affect interest income. In 1996, the Company sold common stock of two independent public companies for $6,744 that had carrying costs of $1,199, resulting in a gain of $5,545.


PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) for income taxes was $540, ($1,744), and $3,540 in 1998, 1997 and 1996, respectively. The tax provision (benefit) in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

Because the Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carryforwards and tax expense for subsidiaries with pre-tax income, the Company's income tax position and resultant effective tax rate is uncertain for 1999 and beyond.


EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company's revenues are generated outside of the United States. For 1998, 1997 and 1996, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company's results of operations.

The "accumulated other comprehensive income--foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, increased to $14,176 at December 31, 1998, from $7,795 at the end of 1997. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 1997 as a result of a stronger U.S. dollar at the close of 1997 versus 1998.


NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. This statement of position is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-1 to have a material impact on its Consolidated Financial Statements.

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

In October 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". This SOP amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. Also, the provisions of SOP 97-2 that were deferred by SOP 98-4 will continue to be deferred until the date SOP 98-9 becomes effective. The Company does not expect SOP 98-9 to have a material impact on its Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31,                                   1998           1997
-----------------------------------------------------------------------------
Current assets                                      $  305,444      $ 272,339
Cash and investments, short-term                    $  137,585      $ 137,060
Cash provided by operations                         $    2,766      $  13,854
Cash used for investing activities,
 excluding short-term investments                   $  (40,651)     $ (35,606)
Cash provided (used) by financing activities        $   35,261      $ (37,596)
------------------------------------------------------------------------------


CASH AND INVESTMENTS

Cash and short-term investments increased $525 during 1998. Cash provided by operations was $2,766, a decrease of $11,088 from 1997. A net loss of $519 and an increase in term receivables, long term of $32,965 negatively impacted cash provided by operations in 1998, offset by non-cash asset write-downs and business disposals totaling $20,828. In 1997, cash was negatively impacted by a net loss of $31,307 offset by non-cash asset write-downs and business disposals totaling $17,817.

Cash used for investing activities was negatively impacted by the capital expenditures of $21,627 and $32,614 in 1998 and 1997, respectively. In 1998, purchase of equity interests totaled $19,024, compared to zero in 1997. In 1998, cash provided by financing activities was favorably impacted by short-term borrowings of $24,000 to meet short-term cash demands of foreign subsidiaries. In 1997, cash used by financing activities was negatively impacted by the pay-down of short term lines of credit and the long term revolving credit facility totaling $61,103 offset by the release of $30,000 in cash held as collateral previously classified as long term on the Consolidated Balance Sheets. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $11,381 and $9,447 in 1998 and 1997, respectively. In 1997, this increase was offset by repurchases of common stock of $15,940, compared to zero in 1998.


TRADE ACCOUNTS RECEIVABLE

The trade accounts receivable balance increased $19,834 from December 31, 1997 compared to December 31, 1998. Average days sales outstanding in accounts receivable increased slightly from 76 days at the end of 1997 to 78 days at the end of 1998.


PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $10,597 from December 31, 1997 to December 31, 1998. This increase is primarily due to capitalized acquisition costs related to the unsolicited tender offer for Quickturn of $4,614, which will be expensed in 1999 due to the Company's withdrawal of the offer. In addition, the accelerated verification systems inventory balance increased by $5,655.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $36,430 at December 31, 1998 from $3,465 at December 31, 1997. The increase is primarily due to an increase in demand for multi-year, multi-element term license and perpetual license installment sales (term) agreements from the Company's top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.


CAPITAL RESOURCES

Expenditures for property and equipment decreased to $21,627 for 1998 compared to $32,614 for 1997. The decrease in capital expenditures is a result of fewer individually significant projects in 1998 as compared to 1997. In 1998, the Company completed three business acquisitions and purchased Quickturn stock, which resulted in cash payments of $19,024. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS
AND FINANCIAL CONDITION

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following discussion highlights factors that could cause actual results to differ materially from the forward-looking statements. The forward-looking statements should be considered in light of these factors.

The Company competes in the highly competitive and dynamic EDA industry. The Company's success is dependent upon its ability to develop and market products that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

The Company's business is largely dependent upon the success and growth of the electronics industry. The outlook for the electronics industry for 1999 is uncertain due in part to adverse economic conditions in Asia and to potential slowing of growth in other regions. As a result, many companies in the electronics industry have announced employee layoffs and will likely curtail the number of electronic design projects and the level of demand for design automation capital which could result in decreased spending for the Company's products and services. In addition, there have been a number of mergers in the electronics industry, which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company's financial condition and results of operations.

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

The Company uses term or installment sales agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. These multi-year, multi-element term license and perpetual license term agreements are from the Company's top-rated credit customers and average between one and three years in length. These agreements may increase the element of risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product satisfaction or disagreements and disputes. If collectibility for any of these multi-million dollar agreements becomes a problem the Company's results of operations could be adversely affected.

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

A significant percent of the Company's sales to European customers is U.S. dollar based. However, the Company is affected by the emergence of the new European Monetary Unit and is currently implementing and testing system changes to support transactions in this currency. Provided the Company's European Monetary Unit project is completed on a timely basis, the expense of the project, and its related effect on the Company's earnings, is not expected to be material.

The Company is currently re-aligning its professional services business in an attempt to improve profitability by moving toward engagements that enable customers to better utilize the Company's products and away from out-source custom design service engagements. Business reorganizations can increase personnel management complexities including retention and hiring of key technical and management personnel. While the Company will attempt to improve the execution and pricing of its services, there can be no assurance that the challenges will be effectively met.

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

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company has entered the hardware development and assembly business. Some risk factors include: procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn in which Quickturn has asserted that the Company and Meta are infringing Quickturn's patents. A trial is scheduled in June 1999 and no assurance can be given as to the outcome of such trial. This litigation may negatively affect demand for accelerated verification products for all vendors worldwide until the outcome is determined. This could result in lower sales of the Company's accelerated verification products and increase its risk of inventory obsolescence and could have a materially adverse effect on the Company's results of operations.

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

The Company is involved in various administrative matters and litigation. There can be no assurance that various litigation and administrative matters will not have a material adverse impact on the Company's consolidated financial position or results of operations. See "Part I-Item 3. Legal Proceedings" for further discussion.

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

In addition to computers and related systems, the operations of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switched security systems, elevators and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 problem on this equipment. The Company estimates that its total cost of completing any required modifications, upgrades or replacements of these internal systems should total approximately $2,000 in 1999. Identifiable expenditures through 1998 have totaled approximately $2,200.

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

Furthermore, the Company is making an assessment as to whether any of its customers, suppliers or service providers will be affected by the Year 2000 issue. Failure of the Company's customers, suppliers or service providers to comply with Year 2000 could have a material adverse impact on the Company's financial condition and results of operations. The purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies may be required to devote significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's software products that could have a materially adverse effect on the Company's financial condition and results of operations. There can be no assurance that Year 2000 related operating problems or material expenses will not occur with the Company's computer systems or in connection with the interface to the Company's major vendors or suppliers.

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include, (a) accelerated replacement of affected equipment and software; (b) short to medium term use of back up equipment and software; (c) increased work hours for the Company personnel or use of contract personnel to provide manual workarounds for information systems; and (d) other similar approaches.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All numerical references in thousands, except rate data


INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1998. In accordance with the Company's investment policy all investments mature in twelve months or less. A nominal amount of non-interest bearing instruments has been included in the table below:

                                                  Carrying           Average
Principal (notional) amounts in U.S. dollars:       Amount     Interest Rate
----------------------------------------------------------------------------
Cash equivalents - fixed rate                    $ 118,512             4.46%
Short-term investments - fixed rate                 19,073             5.70%
                                                 ---------             -----

    Total interest bearing instruments           $ 137,585             4.63%
                                                 =========             =====
----------------------------------------------------------------------------


FOREIGN CURRENCY RISK

The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. At December 31, 1998 and 1997, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counter-parties to these contracts. Looking forward, the Company does not expect any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at December 31, 1998. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at December 31, 1998. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

                                                         Contract
Short-term forward contracts:                 Amount         Rate
-----------------------------------------------------------------
German mark                                 $ 60,948     $   1.67
French franc                                  19,461         5.59
Japanese yen                                   6,773       114.42
British pound sterling                         3,304         1.67
Finnish markka                                 3,002         5.08
Other                                          6,634            -
-----------------------------------------------------------------

The unrealized gain (loss) on the outstanding forward contracts at December 31, 1998 was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data
Year ended December 31,                                                    1998           1997           1996
-------------------------------------------------------------------------------------------------------------
Revenues:
   System and software                                                $ 277,396      $ 235,808      $ 242,147
   Service and support                                                  212,997        218,919        205,739
                                                                      ---------      ---------      ---------
     Total revenues                                                     490,393        454,727        447,886
                                                                      ---------      ---------      ---------
Cost of revenues:
   System and software                                                   26,536         53,492         39,196
   Service and support                                                   96,961        105,541         94,620
                                                                      ---------      ---------      ---------
     Total cost of revenues                                             123,497        159,033        133,816
                                                                      ---------      ---------      ---------
     Gross margin                                                       366,896        295,694        314,070
                                                                      ---------      ---------      ---------
Operating expenses:
   Research and development                                             117,853        112,227         92,905
   Marketing and selling                                                169,034        157,343        146,754
   General and administration                                            45,825         43,636         40,918
   Special charges                                                       20,942         18,858         11,998
   Merger and acquisition related charges                                 8,500              -         31,344
                                                                      ---------      ---------      ---------
     Total operating expenses                                           362,154        332,064        323,919
                                                                      ---------      ---------      ---------

Operating income (loss)                                                   4,742        (36,370)        (9,849)
   Other income (expense), net                                           (4,721)         3,319          8,411
                                                                      ---------      ---------      ---------
     Income (loss) before income taxes                                       21        (33,051)        (1,438)
   Provision (benefit) for income taxes                                     540         (1,744)         3,540
                                                                      ---------      ---------      ---------
     Net loss                                                         $    (519)     $ (31,307)  $     (4,978)
                                                                      =========      =========      =========
   Net loss per share:
     Basic                                                            $   (0.01)     $   (0.48) $       (0.08)
                                                                      =========      =========      =========
     Diluted                                                          $   (0.01)     $   (0.48) $       (0.08)
                                                                      =========      =========      =========
   Weighted average number of shares outstanding:
     Basic                                                               65,165         64,885         64,134
                                                                      =========      =========      =========
     Diluted                                                             65,165         64,885         64,134
                                                                      =========      =========      =========

-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

In thousands

As of December 31,                                                                      1998           1997
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $ 118,512      $  84,402
   Short-term investments                                                             19,073         52,658
   Trade accounts receivable, net of allowance for doubtful
    accounts of $2,987 in 1998 and $2,426 in 1997                                    125,844        106,010
   Other receivables                                                                   7,575          6,282
   Prepaid expenses and other                                                         23,503         12,906
   Deferred income taxes                                                              10,937         10,081
                                                                                   ---------      ---------
     Total current assets                                                            305,444        272,339
Property, plant and equipment, net                                                    95,214        103,452
Term receivables, long-term                                                           36,430          3,465
Other assets, net                                                                     27,035         23,046
                                                                                   ---------      ---------
     Total assets                                                                  $ 464,123      $ 402,302
                                                                                   =========      =========
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term borrowings                                                              24,000      $       -
   Accounts payable                                                                   10,101         11,125
   Income taxes payable                                                               20,408         23,000
   Accrued payroll and related liabilities                                            41,958         31,055
   Accrued liabilities                                                                33,295         30,119
   Deferred revenue                                                                   36,484         28,849
                                                                                   ---------      ---------
     Total current liabilities                                                       166,246        124,148
Long-term debt                                                                             -            120
Other long-term deferrals                                                              1,425            497
                                                                                   ---------      ---------
     Total liabilities                                                               167,671        124,765
                                                                                   ---------      ---------
Minority Interest                                                                      1,170              -
Stockholders' Equity:
   Common stock, no par value, authorized 100,000 shares; 65,739 and
    64,367 issued and outstanding for 1998 and 1997, respectively                    303,352        291,263
   Incentive stock, no par value, authorized 1,200 shares; none issued                     -              -
   Accumulated deficit                                                               (22,246)       (21,521)
   Accumulated other comprehensive income - foreign currency
    translation adjustment                                                            14,176          7,795
                                                                                   ---------      ---------
Commitments and contingencies
   Total stockholders' equity                                                        295,282        277,537
                                                                                   ---------      ---------
     Total liabilities and stockholders' equity                                    $ 464,123      $ 402,302
                                                                                   =========      =========

-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Year ended December 31,                                                                      1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------------
Operating Cash Flows:
Net loss                                                                                $    (519)     $ (31,307)     $  (4,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization of property, plant and equipment                          27,235         27,516         21,472
   Gain on sale of investments held for sale                                                    -              -         (5,545)
   Deferred taxes                                                                          (2,223)        (8,434)        (5,988)
   Amortization of other assets                                                             3,503         11,604         11,586
   Write-down of assets                                                                    16,315         12,422         31,234
   Business disposals                                                                       4,513          5,395              -
Changes in operating assets and liabilities:
   Trade accounts receivable                                                              (15,210)           711        (11,201)
   Prepaid expenses and other                                                              (9,580)         5,036         (5,534)
   Term receivables, long-term                                                            (32,965)        (3,465)             -
   Accounts payable                                                                          (848)        (3,593)         3,458
   Accrued liabilities                                                                      8,484         (2,662)         1,319
   Other liabilities and deferrals                                                          4,061            631          6,491
                                                                                        ---------      ---------      ---------
Net cash provided by operating activities                                                   2,766         13,854         42,314
                                                                                        ---------      ---------      ---------
Investing Cash Flows:
   Net maturities (purchases) of short-term investments                                    33,585        (21,746)        (5,018)
   Proceeds from sale of investments held for sale                                              -              -          6,744
   Purchases of property, plant and equipment, net                                        (21,627)       (32,614)       (23,931)
   Capitalization of software development costs                                                 -              -         (5,691)
   Purchases of equity interests                                                          (19,024)             -        (32,358)
   Purchases of technologies                                                                    -         (2,992)        (2,583)
                                                                                        ---------      ---------      ---------
Net cash used by investing activities                                                      (7,066)       (57,352)       (62,837)
                                                                                        ---------      ---------      ---------
Financing Cash Flows:
   Proceeds from issuance of common stock                                                  11,381          9,447         12,477
   Proceeds (repayment) of short-term borrowings                                           24,000         (8,782)          (263)
   Repayment of long-term debt                                                               (120)       (52,321)          (501)
   Repurchase of common stock                                                                   -        (15,940)       (11,507)
   Decrease in cash and investments, long-term                                                  -         30,000              -
                                                                                        ---------      ---------      ---------
Net cash provided (used) by financing activities                                           35,261        (37,596)           206
                                                                                        ---------      ---------      ---------
Effect of exchange rate changes on cash and cash equivalents                                3,149             90           (953)
                                                                                        ---------      ---------      ---------
Net change in cash and cash equivalents                                                    34,110        (81,004)       (21,270)
Cash and cash equivalents at beginning of period                                           84,402        165,406        186,676
                                                                                        ---------      ---------      ---------
Cash and cash equivalents at end of period                                              $ 118,512      $  84,402      $ 165,406
                                                                                        =========      =========      =========

-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                                                            Retained          Other                         Total
                                                        Common Stock        Earnings  Comprehensive  Comprehensive   Stockholders'
In thousands                                        Shares        Amount    (Deficit)  Income (Loss)  Income (Loss)        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                        63,875     $ 294,917    $ 17,715       $ 13,594                     $ 326,226
                                                   -------     ---------    --------       --------                     ---------
Net loss                                                 -             -      (4,978)             -         (4,978)        (4,978)
   Change in value of investments available
    for sale                                             -             -      (2,951)             -         (2,951)        (2,951)
   Foreign currency translation adjustment,
    net of tax benefit of $422                           -             -           -         (1,496)        (1,496)        (1,496)
                                                                                                          --------
Comprehensive loss                                       -             -           -              -       $ (9,425)             -
                                                                                                          ========
Stock issued under stock option and stock
 purchase plans and tax benefit associated
 with options                                        1,428        12,477           -              -                        12,477
Stock issued for acquisition of businesses             138         1,825           -              -                         1,825
Compensation related to nonqualified stock
 options granted                                         -            44           -              -                            44
Repurchase of common stock                            (833)      (11,507)          -              -                       (11,507)
                                                   -------     ---------    --------       --------                     ---------
Balance at December 31, 1996                        64,608       297,756       9,786         12,098                       319,640
                                                   -------     ---------    --------       --------                     ---------
Net loss                                                 -             -     (31,307)             -        (31,307)       (31,307)
   Foreign currency translation adjustment,
    net of tax benefit of $1,214                         -             -           -         (4,303)        (4,303)        (4,303)
                                                                                                          --------
Comprehensive loss                                       -             -           -              -       $(35,610)             -
                                                                                                          ========
Stock issued under stock option and stock
 purchase plans and tax benefit associated
 with options                                        1,414         9,447           -              -                         9,447
Repurchase of common stock                          (1,655)      (15,940)          -              -                       (15,940)
                                                   -------     ---------    --------       --------                     ---------
Balance at December 31, 1997                        64,367       291,263     (21,521)         7,795                       277,537
                                                   -------     ---------    --------       --------                     ---------
Net loss                                                 -             -        (519)             -           (519)          (519)
   Foreign currency translation adjustment,
    net of tax expense of $1,800                         -             -           -          6,381          6,381          6,381
                                                                                                          --------
Comprehensive income                                     -             -           -              -       $  5,862              -
                                                                                                          ========
Stock issued under stock option and stock
 purchase plans and tax benefit associated
 with options                                        1,372        11,381           -              -                        11,381
Stock options issued for acquisition of business         -           708           -              -                           708
Dividends to minority owners                             -             -        (206)             -                          (206)
                                                   -------     ---------    --------       --------                     ---------

Balance at December 31, 1998                        65,739   $   303,352    $(22,246)      $ 14,176                     $ 295,282
                                                   =======     =========    ========       ========                     =========

---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All numerical references in thousands, except percentages and per share data

1 Summary of Significant Accounting Policies

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

Financial Instruments

The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. At December 31, 1998 and 1997, the Company had forward contracts and options outstanding of $100,122 and $57,818, respectively, to primarily buy and sell various foreign currencies. These contracts generally have maturities which do not exceed twelve months. At December 31, 1998 and 1997, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

The Company places its cash equivalents and short-term investments with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, and short term borrowings approximate fair value because of the short-term nature of these instruments. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

Cash, Cash Equivalents, and Short-Term Investments

The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. Short-term investments are classified as available for sale and are recorded at amortized cost, which approximates market value. These investments mature primarily in less than one year.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Expenditures for additions to property, plant and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of buildings and building equipment, and land improvements, is computed on a straight-line basis over lives of forty and twenty years, respectively. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements.

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

Revenue Recognition

Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements. Product revenues from term or installment sales agreements which include either perpetual or term licenses are with the Company's top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenues from subscription-type term license agreements, which include software, rights to future software products, and services, are deferred and recognized ratably over the term of the subscription period. Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

In 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition". In March 1998, the Financial Accounting Standards Board (FASB) approved SOP 98-4, "Deferral of the Effective Date of a Provision of 97-2, Software Revenue Recognition". SOP 98-4 defers for one year, the application of several paragraphs and examples in SOP 97-2 which limits the definition of vendor specific objective evidence (VSOE) of the fair value of various elements in a multiple element arrangement. The provisions of SOP's 97-2 and 98-4 have been applied to transactions entered into beginning January 1, 1998. Prior to 1997, the Company's revenue policy was in accordance with the preceding authoritative guidance provided by SOP 91-1, "Software Revenue Recognition".

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. In 1997 and 1998, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs during these periods since the amounts have not been material.

Amortization of capitalized software development costs is calculated as the greater of the ratio that the current product revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of approximately three years. Amortization is included in system and software cost of revenues in the Consolidated Statements of Operations and was $0, $5,448 and $6,215 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

Goodwill and Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in the various acquisitions. Technology and goodwill costs are being amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively.

The Company recognized impairment in value of certain goodwill and purchased technology, which resulted in associated write-downs of $2,732 and $2,708 in 1998 and $2,056 and $2,370 in 1997, respectively. Total goodwill and purchased technology amortization expenses were $2,935, $6,263 and $4,190 for the years ended December 31, 1998, 1997, and 1996, respectively.

Net Income (Loss) Per Share

In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which provides that "basic net income (loss) per share" and "diluted net income (loss) per share" for all prior periods presented are to be computed using the weighted average number of common shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive common shares.

Common stock equivalents related to stock options are anti-dilutive in a net loss year and, therefore, are not included in 1998, 1997 and 1996 diluted net loss per share.

Comprehensive Income (Loss)

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustment and net unrealized gains (losses) on securities and is presented in the consolidated statement of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications and Restatements

Certain reclassifications have been made in the accompanying consolidated financial statements for 1996 and 1997 to conform with the 1998 presentation.


2 Special Charges

Following is a summary of the major elements of the special charges:

Year ended December 31,                   1998         1997         1996
------------------------------------------------------------------------
Employee severance                    $  4,982     $  2,322     $  3,486
Asset impairments                        7,377        5,541        5,000
Business disposals                       4,513        5,395            -
Reserves for various claims              1,860        3,950            -
Other                                    2,210        1,650        3,512
                                      --------     --------     --------
   Total                              $ 20,942     $ 18,858     $ 11,998
                                      ========     ========     ========
------------------------------------------------------------------------

During 1998, the Company recorded special charges of $20,942. The charges primarily consist of four subsidiary divestitures, moving of the European distribution center to Ireland to strengthen the Company's tax position, related terminations arising from the divestitures and the distribution center move, and impairment in value of certain assets. Substantially all of these costs were expended in 1998 and the remaining amount should be expended in the first half of 1999 and there have been no significant modifications to the amount of the charges.

During 1997, the Company recorded special charges of $18,858. The charges consisted of subsidiary divestitures and related employee terminations, early termination of an interest rate swap agreement, recognition of the impairment in value of certain goodwill and purchased technology and some streamlining of worldwide operations and reserves for various legal claims. Substantially all of the costs associated with these charges were expended in 1997 and the first half of 1998 and there have been no significant modifications to the amount of the charges.

In 1996, the Company recorded special charges of $11,998. The Company downsized and redirected certain operations and re-targeted an incentive compensation program resulting in severance costs, facility lease and equipment abandonment costs and other costs totaling approximately $7,000. The Company also recognized a $5,000 write-down for impairment in value of goodwill and certain other assets associated with its Meta Systems subsidiary, as the recoverability of these assets was adversely affected by the ongoing SimExpress patent litigation.


3 Mergers and Acquisitions

Results of operations for all pooling of interest transactions are included in the Company's Consolidated Financial Statements for all periods presented. Results of operations of all acquisitions accounted for as purchases are included in the Company's Consolidated Financial Statements only from the date of acquisition forward.

In 1998, the Company completed three business combinations which were accounted for as purchases. In March 1998, the Company purchased an additional ownership interest of 32% of its Korean distributor, Mentor Korea Co. LTD (MGK) for a total ownership interest of 51%. In November 1998, the Company purchased CLK Computer-Aided Design Inc. (CLK CAD) and OPC Technology Inc. (OPCT). CLK CAD is primarily engaged in developing and marketing timing driven placement and optimization tools for deep submicron designs. OPCT is primarily engaged in developing and marketing software, which extends the life of optical lithography, by modifying IC physical layout to compensate for manufacturing distortions prior to design tape out. The total purchase price including acquisition expenses for all 1998 purchase acquisitions was $16,513. The Company paid the purchase price in cash and notes payable for MGK and OPCT and in cash and stock options for CLK CAD. The cost of each acquisition was allocated on the basis of estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in charges for in-process research and development (R&D) of $8,500, goodwill capitalization of $6,613, and technology capitalization of $1,400.

In connection with these acquisitions, the Company recorded one-time charges to operations for the write-off of OPCT's and CLK CAD's in-process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on management's estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results. The separate results of operations of the acquisitions were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.

In 1996, the Company completed nine business combinations, two of which were accounted for as pooling of interests and seven of which were accounted for as purchases. The Company purchased dQdt, Inc. (dQdt), Meta Systems SRL, (Meta), Seto Software GmbH (Seto), Royal Digital Centers, Inc. (Royal Digital), Open Networks Engineering, Inc. (ONE), Systolic Technology, LTD (Systolic), and CAE Technology, Inc. (CAE) in April 1996, May 1996, June 1996, August 1996, November 1996, November 1996 and December 1996, respectively. The total purchase price including acquisition expenses for all 1996 purchase acquisitions was $40,708. The purchase accounting allocations resulted in charges for in-process research and development (R&D) of $26,234, goodwill capitalization of $5,517, and technology capitalization of $8,957. The purchase accounting allocations performed on 1996 acquisitions were substantially the same as those performed on 1998 acquisitions.

In January and August of 1996, the Company completed the acquisitions of Microtec Research, Inc. (Microtec) and Interconnectix, Inc. (Interconnectix), respectively. These acquisitions were accounted for as pooling of interests. A total of 6,223 and 2,133 shares of the Company's common stock were issued for Microtec and Interconnectix, respectively. Merger expenses of $5,110 were incurred associated with the elimination of duplicate facilities, severance costs, the write-off of certain property and equipment and legal and accounting fees associated with the merger activities.


4 Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,                    1998         1997         1996
-------------------------------------------------------------------------
Domestic                              $ (15,759)   $ (17,976)   $ (10,023)
Foreign                                  15,780      (15,075)       8,585
                                      ---------    ---------    ---------
   Total                              $      21    $ (33,051)   $  (1,438)
                                      =========    =========    =========
-------------------------------------------------------------------------


The provision (benefit) for income taxes is as follows:

Year ended December 31,                    1998         1997         1996
-------------------------------------------------------------------------
Current:
   Federal                            $   1,113    $   3,730    $   3,563
   State                                    122          150          118
   Foreign                                1,528        2,810        5,847
                                      ---------    ---------    ---------
   Total current                          2,763        6,690        9,528
                                      ---------    ---------    ---------
Deferred:
   Federal                               (1,308)      (5,848)      (6,093)
   Foreign                                 (915)      (2,586)         105
                                      ---------    ---------    ---------
   Total deferred                        (2,223)      (8,434)      (5,988)
                                      ---------    ---------    ---------
   Total                              $     540    $  (1,744)   $   3,540
                                      =========    =========    =========
-------------------------------------------------------------------------


The effective tax expense (benefit) differs from the statutory federal tax expense (benefit) as follows:

Year ended December 31,                    1998         1997         1996
-------------------------------------------------------------------------
Federal tax                           $       7    $ (11,568)   $    (503)
State tax, net of Federal benefit            79           98           77
Impact of international operations       (3,785)       6,485       (6,594)
Non-deductible acquisition costs          6,080            -       13,835
Other, net                               (1,841)       3,241       (3,275)
                                      ---------    ---------    ---------
   Effective tax expense (benefit)    $     540    $  (1,744)   $   3,540
                                      =========    =========    =========
-------------------------------------------------------------------------


The significant components of deferred income tax expense are as follows:

Year ended December 31,                         1998          1997          1996
--------------------------------------------------------------------------------
Net changes in deferred tax assets
 and liabilities                            $    362     $ (14,800)    $  (3,462)
Increase (decrease) in the valuation
 allowance for deferred tax assets            (2,585)        6,366        (2,526)
                                            --------     ---------     ---------
   Total                                    $ (2,223)    $  (8,434)    $  (5,988)
                                            ========     =========     =========
--------------------------------------------------------------------------------


The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets were as follows:

As of December 31,                                            1998        1997
------------------------------------------------------------------------------
Deferred tax assets:
   Depreciation of property and equipment                 $  1,859    $  1,199
   Reserves and allowances                                   2,436       2,235
   Accrued expenses not currently deductible                 5,906       9,502
   Net operating loss carryforwards                         31,384      29,614
   Tax credit carryforwards                                 20,549      23,629
   Purchased technology                                      1,858       1,540
   Other, net                                                5,373       2,008
                                                          --------    --------
     Total gross deferred tax assets                        69,365      69,727
     Less valuation allowance                              (52,303)    (54,888)
                                                          --------    --------
     Net deferred tax asset                               $ 17,062    $ 14,839
                                                          ========    ========
------------------------------------------------------------------------------

The Company has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $13,888 as of December 31, 1998. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

As of December 31, 1998, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $44,755 and research and experimentation credit carryforwards of $13,975. For state income tax purposes, as of December 31, 1998 the Company has net operating loss carryforwards totaling $114,769 from multiple jurisdictions, research and experimentation credits of $3,823 and child care and facility credits of $583. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 through 2011, and research and experimentation credit carryforwards between 1999 through 2012.

The Company has not provided for Federal income taxes on approximately $150,968 of undistributed earnings of foreign subsidiaries at December 31, 1998, since these earnings have been invested indefinitely in subsidiary operations. Upon repatriation, some of these earnings would generate foreign tax credits which will reduce the Federal tax liability associated with any future foreign dividend.

The Company has settled its Federal income tax obligations through 1991. The Company believes the provisions for income taxes for years since 1991 are adequate.


5 Property, Plant and Equipment

A summary of property, plant and equipment follows:

As of December 31,                                           1998          1997
-------------------------------------------------------------------------------
Computer equipment and furniture                        $ 146,683     $ 155,433
Buildings and building equipment                           49,555        53,702
Land and improvements                                      15,560        14,658
Leasehold improvements                                     17,786        15,320
                                                        ---------     ---------
                                                          229,584       239,113
Less accumulated depreciation and amortization           (134,370)     (135,661)
                                                        ---------     ---------
   Property, plant and equipment, net                   $  95,214     $ 103,452
                                                        =========     =========
-------------------------------------------------------------------------------


The Company has entered into agreements to lease portions of its facility sites in Wilsonville, OR, Santa Clara, CA, and Warren, NJ. Under terms of these agreements approximately 280 square feet of space was rented to third parties and are expected to result in rental receipts of $5,253 in 1999.


6 Short-Term Borrowings

Short-term borrowings from time to time include drawings by subsidiaries under multi-currency unsecured credit agreements. Interest rates are generally based on the applicable country's prime lending rate depending on the currency borrowed. The weighted average interest rate on short-term borrowings during 1998 and 1997 was approximately 6%. The Company has available lines of credit of approximately $15,500 as of December 31, 1998. Certain agreements require compensatory balances, which the Company has met. No borrowings were outstanding under these agreements at December 31, 1998.

In 1998, the Company entered into a committed revolving loan with a bank that remains in effect until 2001, which gives the Company the ability to borrow up to $100,000 and is available for general operating purposes. As of December 31, 1998 the Company had short-term borrowings of $24,000 outstanding on this revolving loan. The revolving loan has a variable rate, which is calculated based on the Company's financial position and operating performance and is subject to certain loan covenants. The Company paid underwriting fees of $600 for this agreement, which will be amortized over its life.

In 1998, the Company entered into a committed revolving loan with a bank that gave the Company the ability to borrow up to $200,000 and was available primarily for the unsolicited tender offer of Quickturn Design Systems Inc. (Quickturn). In connection with this arrangement the Company paid underwriting fees of $1,250, which were capitalized as acquisition costs as of December 31, 1998. The revolving loan had a variable rate, which was calculated based on the Company's financial position and operating performance and was subject to certain loan covenants. Subsequent to December 31, 1998, the Company terminated this new credit facility and will expense the capitalized underwriting fees in the first quarter of 1999.

7 Incentive Stock

The Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock.


8 Employee Stock and Savings Plans

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

SFAS No. 123 "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No.
25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

Year ended December 31,                1998        1997       1996
-------------------------------------------------------------------

Risk-free interest rate                 5.5%       6.25%         6%
Expected dividend yield                   0%          0%         0%
Expected life (in years)                5.5         5.5        5.5
Expected volatility                      61%         46%        63%
-------------------------------------------------------------------


Using the Black-Scholes methodology, the total value of options granted during 1998, 1997 and 1996 was $29,797, $17,862 and $32,375, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1998, 1997 and 1996 was $10.23, $6.43, and $6.29 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

Year ended December 31,                         1998         1997         1996
------------------------------------------------------------------------------
Net loss                                    $ (7,915)   $ (37,663)   $ (12,447)
Net loss per share, basic and diluted       $  (0.12)   $   (0.58)   $   (0.19)
------------------------------------------------------------------------------


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about options outstanding and exercisable at December 31, 1998:

                  ----------- Outstanding ------------   ---- Exercisable ----
Range of                        Remaining     Weighted                Weighted
Exercise          Number of    Contractual     Average   Number of     Average
Prices               Shares    Life (Years)      Price      Shares       Price
------------------------------------------------------------------------------
$ 0.07  -  6.00         950           6.04    $   3.87         689    $   4.71
$ 6.68  -  7.31         214           6.49    $   7.08         117    $   7.03
$ 7.50  -  7.75       2,483           7.75    $   7.74       1,204    $   7.75
$ 8.31  -  8.81         219           9.66    $   8.48           7    $   8.57
$ 8.88  -  9.00       1,278           8.10    $   9.00         336    $   9.00
$ 9.13  - 10.00       1,079           8.05    $   9.68         386    $   9.66
$10.06  - 10.06       1,896           9.15    $  10.06           2    $  10.06
$10.13  - 15.88       1,037           5.91    $  12.18         803    $  12.19
$17.13  - 18.25          78           6.63    $  17.31          48    $  17.32
$19.76  - 19.76          32           1.36    $  19.76          32    $  19.76
                     ------          -----    --------       -----    --------
$00.07  - 19.76       9,266           7.72    $   8.84       3,624    $   8.69
                     ======          =====    ========       =====    ========
------------------------------------------------------------------------------

Options under all four plans generally become exercisable over a four to five-year period from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to operations ratably over the vesting period. At December 31, 1998, 27,810 shares were reserved for issuance and 2,008 shares were available for future grant. Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

                                              Shares        Price
-----------------------------------------------------------------
Balance at December 31, 1995                   6,073     $   9.17
   Granted                                     5,113         9.83
   Exercised                                  (1,013)        5.38
   Canceled                                   (3,323)       13.27
                                            --------     --------
Balance at December 31, 1996                   6,850         8.23
   Granted                                     2,832         9.23
   Exercised                                    (620)        5.69
   Canceled                                     (957)        9.25
                                            --------     --------
Balance at December 31, 1997                   8,105         8.65
   Granted                                     2,995         8.77
   Exercised                                    (665)        5.86
   Canceled                                   (1,169)        9.09
                                            --------     --------
Balance at December 31, 1998                   9,266     $   8.84
                                            ========     ========
-----------------------------------------------------------------

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan and reserved 1,400 shares for issuance. The shareholders have subsequently amended the plan to reserve an additional 4,000 shares for issuance. Under the plan, each eligible employee may purchase up to six hundred shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. Employees purchased 707 and 794 shares under the plan in 1998 and 1997, respectively. At December 31, 1998, 363 shares remain available for future purchase under the plan. The plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the plan at this time.

In 1997, the Company repurchased 1,655 shares, approximately 800 of which were repurchased immediately prior to the Employee Stock Purchase Plan (ESPP) purchases and then reissued to plan participants. The remaining shares were repurchased in the fourth quarter of 1997 to be reissued to participants of the ESPP in 1998. The market value of all repurchases was $15,940. During 1998, the Company did not repurchase any shares.

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee's contributions, up to a maximum of 6% of the employee's earnings. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Savings Plan were $2,765, $2,730, and $2,299, in 1998, 1997, and 1996, respectively.


9 Commitments

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

The Company rents its Japanese facilities under two-year cancelable leases allowing a six-month notice of cancellation. The total remaining commitment under these cancelable leases, which expire December 2000, is $5,145, of which the first six months payments of $1,430 are included in the schedule below. Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,
--------------------------------------------------------------
1999                                                  $ 18,452
2000                                                    13,022
2001                                                     9,307
2002                                                     7,912
2003                                                     7,279
Later years                                             18,486
                                                      --------
Total                                                 $ 74,458
                                                      ========
--------------------------------------------------------------

Rent expense under operating leases was $21,623, $19,598, and $15,480 for the years ended December 31, 1998, 1997, and 1996, respectively.


10 Other Income (Expense), Net

Other income (expense) is comprised of the following:

Year ended December 31,                  1998        1997        1996
---------------------------------------------------------------------
Interest income                      $  7,771    $  7,723    $  9,485
Interest expense                         (768)       (555)     (2,423)
Litigation related costs              (10,301)     (4,675)     (3,611)
Gain (loss) on sale of investments          -           -       5,545
Other, net                             (1,423)        826        (585)
                                     --------    --------    --------
   Total                             $ (4,721)   $  3,319    $  8,411
                                     ========    ========    ========
---------------------------------------------------------------------

11 Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,                    1998         1997          1996
--------------------------------------------------------------------------
Cash paid for:
   Interest expense                    $    599     $    829      $  2,198
   Income taxes                        $  2,475     $  3,307      $  1,984
Issuance of stock and stock options
 for purchase of business              $    708            -      $  1,825
--------------------------------------------------------------------------


12 Segment Reporting

The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted. The Company's reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special, and merger and acquisitions related charges. Corporate capital expenditures and depreciation and amortization are generated from assets allotted to research and development, corporate marketing and selling, and corporate general and administration. Reportable segment information is as follows:

Year ended December 31                    1998          1997          1996
--------------------------------------------------------------------------
Revenues
   Americas                          $ 271,159     $ 250,236     $ 244,972
   Europe                              146,559       119,501       114,678
   Japan                                54,582        65,662        70,902
   Pacific Rim                          18,093        19,328        17,334
                                     ---------     ---------     ---------
Total                                $ 490,393     $ 454,727     $ 447,886
                                     =========     =========     =========
Operating Income (Loss)
   Americas                          $ 174,245     $ 130,673     $ 158,974
   Europe                               42,631        24,132         8,229
   Japan                                16,697        21,575         7,541
   Pacific Rim                           8,209         5,377        27,436
   Corporate                          (237,040)     (218,127)     (212,029)
                                     ---------     ---------     ---------
Total                                $   4,742     $ (36,370)    $  (9,849)
                                     =========     =========     =========

Depreciation and Amortization
   Americas                          $   1,943     $   2,198     $   2,071
   Europe                                7,887         8,283         4,431
   Japan                                 1,044         1,019         1,183
   Pacific Rim                           1,385           833           674
   Corporate                            18,479        26,787        24,699
                                     ---------     ---------     ---------
Total                                $  30,738     $  39,120     $  33,058
                                     =========     =========     =========
Capital Expenditures:
   Americas                          $   4,886     $   4,309     $   4,598
   Europe                               10,469         8,707         5,178
   Japan                                   803         1,317           649
   Pacific Rim                             503         1,541         1,071
   Corporate                             4,966        16,740        12,435
                                     ---------     ---------     ---------
Total                                $  21,627     $  32,614     $  23,931
                                     =========     =========     =========
Identifiable Assets:
   Americas                          $ 251,709     $ 259,417     $ 330,609
   Europe                              136,851        71,868       105,582
   Japan                                36,447        34,860        42,634
   Pacific Rim                          39,116        36,157        34,534
                                     ---------     ---------     ---------
Total                                $ 464,123     $ 402,302     $ 513,359
                                     =========     =========     =========
--------------------------------------------------------------------------

13 Subsequent Events

On August 12, 1998, the Company commenced a $12.125 per share tender offer for all outstanding shares of Quickturn Design Systems, Inc., a Delaware corporation (Quickturn), or approximately $216,000 for approximately 17,800 shares outstanding. In connection with this offer, the Company purchased 591 shares of Quickturn common stock for $4,522. The Company expected to finance this offer through its available cash balances and a new bank credit facility for which the Company had a definitive Credit Agreement. On January 8, 1999, the Company withdrew its tender offer and subsequently terminated its new credit facility. The Company incurred acquisition costs of approximately $9,000 of which $4,614 was capitalized and the remaining amount was not accrued as of December 31, 1998. Because the offer was withdrawn, these costs will be expensed and will be partially offset by a gain on the sale of the Quickturn stock of approximately $4,000 in the first quarter of 1999.

On January 5, 1999, the Company purchased the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at approximately $14,000. This business combination will be accounted for as a purchase. The cost of the acquisition will be allocated on the basis of estimated fair value of assets and liabilities assumed. In connection with the acquisition, the Company will record a charge to operations for the write-off of Exemplar's in-process product development that had not reached technological feasibility, the amount of which is yet to be determined.

On February 10, 1999, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on March 5, 1999. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Incentive Stock at a purchase price of $95, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% of the Common Stock. If a person or group acquires 15% of the Common Stock, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on February 10, 2009 and may be redeemed by the Company for $0.01 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.


14 Quarterly Financial Information - Unaudited

A summary of quarterly financial information follows:

Quarter ended                  March 31      June 30    September 30    December 31
-----------------------------------------------------------------------------------
1998
Total revenues                $ 108,008    $ 119,117       $ 117,933      $ 145,335
Gross margin                  $  77,205    $  86,058       $  88,605      $ 115,028
Operating income (loss)       $  (6,434)   $   1,121       $  10,179      $    (124)
Net income (loss)             $  (7,454)   $     804       $   7,703      $  (1,572)
Net income (loss) per share,
 diluted and basic            $   (0.12)   $    0.01       $    0.12      $   (0.02)

1997
Total revenues                $ 101,559    $ 114,638       $ 116,006      $ 122,524
Gross margin                  $  53,732    $  76,968       $  77,642      $  87,352
Operating income (loss)       $ (32,144)   $   2,831       $   1,059      $  (8,116)
Net income (loss)             $ (28,149)   $   3,732       $   1,901      $  (8,791)
Net income (loss) per share,
 diluted and basic            $   (0.43)   $    0.06       $    0.03      $   (0.14)
-----------------------------------------------------------------------------------

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


Walden C. Rhines
President and Chief Executive Officer



Independent Auditors' Report

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Portland, Oregon
February 1, 1999, except for note 13, which is as of February 10, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 10. Directors and Executive Officers of Registrant

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 1999 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 22 under the caption "Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


Item 11. Executive Compensation

The information required by this item is included under "Compensation of Directors," and "Information Regarding Executive Officer Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1    Financial Statements:

The following consolidated financial statements are included in Item 8:

                                                                            Page
----------------- --------------------------------------------------------------
Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996 ............................................34

Consolidated Balance Sheets as of December 31, 1998 and 1997 ................35

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996 ............................................36

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 ......................................37

Notes to Consolidated Financial Statements ..................................38

Independent Auditors' Report ................................................48


(a) 2    Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Schedule                                                                    Page
--------------------------------------------------------------------------------

II  Valuation and Qualifying Accounts .......................................52

Independent Auditors' Report on Financial Statement Schedule ................52

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.


(a) 3    Exhibits

3.  A.  1987 Restated Articles of Incorporation. Incorporated by reference to
        Exhibit 4A to the Company's Registration Statement on Form S-3 (Registration No. 33-23024).

    B.  Articles of Amendment of 1987 Restated Articles of Incorporation.

    C.  Bylaws of the Company.

4. A. Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to
        Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 19, 1999.

10.*A. 1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (1994 10-K).

   *B. Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

   *C. 1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (1997 10-K).

   *D. 1987 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company's 1994 10-K.

   *E. Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors.

   *F. Form of Severance Agreement entered into between the Company and each of its executive officers.

    G. Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company's Form SE dated March 25, 1992.

    H. Credit Agreement between Mentor Graphics Corporation and Bank of America National Trust and Savings Association, dated February 6, 1998. Incorporated by reference to Exhibit 10.6 to the Company's 1997 10-K.

21.     List of Subsidiaries of the Company.

23.     Consent of Accountants.

* Management contract or compensatory plan or arrangement

(b) No reports on Form 8-K were filed by the Company during the last quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1999.

                                       MENTOR GRAPHICS CORPORATION

                                       By /s/ WALDEN C. RHINES
                                       -----------------------------------------

                                       Walden C. Rhines
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 15, 1999, in the capacities indicated.


     Signature                         Title
     ---------------------------------------------------------------------------

(1)  Principal Executive Officer:

     /s/ WALDEN C. RHINES              President, Chief Executive Officer
     -----------------------------     and Director
     Walden C. Rhines


(2)  Principal Financial Officer:

     /s/ GREGORY K. HINCKLEY           Executive Vice President, Chief Operating
     -----------------------------     Officer and Chief Financial Officer
     Gregory K. Hinckley


(3)  Principal Accounting Officer:

     /s/ ANTHONY B. ADRIAN             Vice President, Corporate Controller
     -----------------------------
     Anthony B. Adrian


(4) Directors:

     /s/ JON A. SHIRLEY                Chairman of the Board
     -----------------------------
     Jon A. Shirley


     /s/ MARSHA B. CONGDON             Director
     -----------------------------
     Marsha B. Congdon


     /s/ JAMES R. FIEBIGER             Director
     -----------------------------
     James R. Fiebiger


     /s/ DAVID A. HODGES               Director
     -----------------------------
     David A. Hodges


     /s/ FONTAINE K. RICHARDSON        Director
     -----------------------------
     Fontaine K. Richardson

Schedule II


MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts (In Thousands)

                                                     Beginning                                      Ending
Description                                            Balance     Additions     Deductions        Balance
----------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
   Allowance for doubtful accounts/1                 $   3,291     $   1,168      $   1,296      $   3,163
   Allowance for obsolete inventory/2                $     389     $     308      $     292      $     405
Year ended December 31, 1997
   Allowance for doubtful accounts/1                 $   3,163     $   1,220      $   1,957      $   2,426
   Allowance for obsolete inventory/2                $     405     $   4,626      $     500      $   4,531
Year ended December 31, 1998
   Allowance for doubtful accounts/1                 $   2,426     $   2,578      $   2,017      $   2,987
   Allowance for obsolete inventory/2                $   4,531     $       -      $     162      $   4,369
----------------------------------------------------------------------------------------------------------

/1 Deductions primarily represent accounts written off during the period.

/2 Deductions represent inventory scrapped during each period.



Independent Auditors' Report

The Board of Directors and Stockholders
Mentor Graphics Corporation:

Under date of February 1, 1999, except for note 13, which is as of February 10, 1999, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
Portland, Oregon
February 1, 1999, except for note 13, which is as of February 10, 1999


52