Form 10-Q
period 1999-03-31
MENTOR GRAPHICS CORP
filed 1999-05-17
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1999.                Commission File No. 0-13442

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Number of shares of common stock, no par value, outstanding as of April 30, 1999: 66,318,125

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q





PART I    FINANCIAL INFORMATION                                      Page Number
-------------------------------                                      -----------

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three              3
           months ended March 31, 1999 and 1998

         Consolidated Balance Sheets as of March 31, 1999                 4
           and December 31, 1998

         Consolidated Statements of Cash Flows for the                    5
           three months ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements                     6-7


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition          8-13

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                     14-15



PART II   OTHER INFORMATION
---------------------------

     Item 1. Legal Proceedings                                           16

     Item 4. Submission of Matters to a Vote of Security Holders         17


SIGNATURES                                                               17
----------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Three months ended March 31,                                                          1999            1998
----------------------------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
     System and software....................................................  $     72,740    $     58,206
     Service and support....................................................        49,833          49,802
                                                                              ------------    ------------

          Total revenues....................................................       122,573         108,008
                                                                              ------------    ------------

Cost of revenues:
     System and software....................................................         7,446           6,256
     Service and support....................................................        22,382          24,547
                                                                              ------------    ------------

          Total cost of revenues............................................        29,828          30,803
                                                                              ------------    ------------

          Gross margin......................................................        92,745          77,205
                                                                              ------------    ------------

Operating expenses:
     Research and development...............................................        28,869          28,405
     Marketing and selling..................................................        42,315          38,954
     General and administration.............................................        12,896          10,505
     Special charges........................................................        16,575           5,775
                                                                              ------------    ------------

          Total operating expenses..........................................       100,655          83,639
                                                                              ------------    ------------

Operating loss..............................................................        (7,910)         (6,434)
     Other expense, net.....................................................        (2,821)         (3,123)
                                                                              ------------    ------------

          Loss before income taxes..........................................       (10,731)         (9,557)
     Income tax benefit.....................................................        (2,361)         (2,103)
                                                                              ------------    ------------

          Net loss..........................................................  $     (8,370)   $     (7,454)
                                                                              ============    ============

     Net loss per share:
          Basic.............................................................  $       (.13)   $       (.12)
                                                                              ============    ============
          Diluted...........................................................  $       (.13)   $       (.12)
                                                                              ============    ============
     Weighted average number of shares outstanding:
          Basic.............................................................        66,213          64,582
                                                                              ============    ============
          Diluted...........................................................        66,213          64,582
                                                                              ============    ============

----------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                                    As of                 As of
                                                                           March 31, 1999     December 31, 1998
---------------------------------------------------------------------------------------------------------------
In thousands                                                                 (Unaudited)

Assets
Current assets:
     Cash and cash equivalents.............................................  $     94,297          $    118,512
     Short-term investments................................................         1,688                19,073
     Trade accounts receivable, net........................................       124,013               125,844
     Other receivables.....................................................         7,172                 7,575
     Prepaid expenses and other............................................        17,317                23,503
     Deferred income taxes.................................................        10,813                10,937
                                                                             ------------          ------------

         Total current assets..............................................       255,300               305,444

Property, plant and equipment, net.........................................        92,009                95,214
Term receivables, long-term................................................        50,266                36,430
Other assets, net..........................................................        27,763                27,035
                                                                             ------------          ------------

         Total assets......................................................  $    425,338          $    464,123
                                                                             ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
     Short-term borrowings ................................................  $          -          $     24,000
     Accounts payable......................................................         6,233                10,101
     Income taxes payable..................................................        17,694                20,408
     Accrued payroll and related liabilities...............................        24,659                41,958
     Accrued liabilities...................................................        39,374                33,295
     Deferred revenue......................................................        46,390                36,484
                                                                             ------------          ------------

         Total current liabilities.........................................       134,350               166,246

Other long-term deferrals..................................................         1,608                 1,425
Commitments and contingencies..............................................             -                     -
Minority interest..........................................................         1,154                 1,170

Stockholders' Equity:
     Common stock..........................................................       305,845               303,352
     Accumulated deficit...................................................       (30,617)              (22,246)
     Accumulated other comprehensive income - foreign currency
         translation adjustment............................................        12,998                14,176
                                                                             ------------          ------------

     Total stockholders' equity............................................       288,226               295,282
                                                                             ------------          ------------

         Total liabilities and stockholders' equity........................  $    425,338          $    464,123
                                                                             ============          ============

---------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Three months ended March 31,                                                         1999                  1998
---------------------------------------------------------------------------------------------------------------
In thousands

Operating Cash Flows:
Net loss...................................................................  $     (8,370)         $     (7,454)

Adjustments to reconcile net loss to
net cash used by operating activities:
     Depreciation and amortization of
         property, plant and equipment.....................................         6,180                 6,818
     Deferred taxes........................................................          (203)                   19
     Amortization of other assets..........................................           971                 1,018
     Write-down of assets..................................................        18,134                 1,630
     Business disposals....................................................           746                 2,160
     Gain on sale of investments...........................................        (3,669)                    -

Changes in operating assets and liabilities:
     Trade accounts receivable.............................................         1,276                 5,546
     Prepaid expenses and other............................................         1,827                (6,287)
     Term receivables, long-term ..........................................       (14,654)                 (372)
     Accounts payable......................................................        (3,623)               (1,211)
     Accrued liabilities...................................................       (17,549)              (13,370)
     Other liabilities and deferrals.......................................         7,630                 6,511
                                                                             ------------          ------------

Net cash used by operating activities......................................       (11,304)               (4,992)
                                                                             ------------          ------------

Investing Cash Flows:
     Net maturities of short-term investments..............................        17,386                40,455
     Purchases of property, plant and equipment, net ......................        (3,571)               (6,371)
     Purchases of equity interests.........................................        (7,572)               (4,000)
     Proceeds from sale of investments.....................................         8,191                     -
                                                                             ------------          ------------

Net cash provided by investing activities..................................        14,434                30,084
                                                                             ------------          ------------

Financing Cash Flows:
     Proceeds from issuance of common stock................................         3,259                 2,678
     Repayment of short-term borrowings....................................       (24,000)                 (135)
     Repayment of long-term debt...........................................             -                   (26)
     Repurchase of common stock............................................        (5,998)                    -
                                                                             ------------          ------------

Net cash provided (used) by financing activities...........................       (26,739)                2,517
                                                                             ------------          ------------
Effect of exchange rate changes on
     cash and cash equivalents ............................................          (606)                 (360)
                                                                             ------------          ------------

Net change in cash and cash equivalents....................................       (24,215)               27,249
Cash and cash equivalents at beginning of period...........................       118,512                84,402
                                                                             ------------          ------------

Cash and cash equivalents at end of period.................................  $     94,297          $    111,651
                                                                             ============          ============

--------------------------------------------------------------------------------------------------------------

                           MENTOR GRAPHICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)


(1) General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1998 to conform with the 1999 presentation.

(2) Special Charges - During the first three months of 1999 the Company recorded special charges of $16,575. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, a subsidiary divestiture and related employee terminations. Substantially all of these costs were disbursed in the first quarter of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively, in addition to capitalized goodwill and technology of $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

     During the first three months of 1998 the Company recorded special charges of $5,775. The charges consisted of two subsidiary closures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first quarter of 1998.

(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

     Three months ended March 31,                                           1999               1998
---------------------------------------------------------------------------------------------------
     Interest paid................................................   $       219        $        96

     Income taxes paid, net of refunds............................   $       195        $       672

     Issuance of stock options for purchase of
        minority interest of subsidiary...........................   $     5,232        $         -

---------------------------------------------------------------------------------------------------

(4) Comprehensive Loss - The following provides a summary of comprehensive loss:

     Three months ended March 31,                                           1999               1998
---------------------------------------------------------------------------------------------------
     Net loss.....................................................   $    (8,370)       $    (7,454)
     Foreign currency translation adjustment......................        (1,178)               270
                                                                     -----------        -----------

     Comprehensive loss...........................................   $    (9,548)       $    (7,184)
                                                                     ===========        ===========

---------------------------------------------------------------------------------------------------

(5) Revenue Recognition - Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements. Product revenues from term or installment sales agreements which include either perpetual or term licenses are with the Company's top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenues from subscription-type term license agreements, which include software, rights to future software products, and services, are deferred and recognized ratably over the term of the subscription period. Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

(6) Segment Reporting - The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted. The Company's reportable segments are based on geographic area.

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

     Three months ended March 31,                                           1999               1998
---------------------------------------------------------------------------------------------------
     Revenues
         Americas.................................................   $    58,476        $    54,680
         Europe...................................................        34,947             32,761
         Japan....................................................        24,245             16,418
         Pac Rim..................................................         4,905              4,149
                                                                     -----------        -----------
     Total........................................................   $   122,573        $   108,008
                                                                     ===========        ===========

     Operating income (loss)
         Americas.................................................   $    30,181        $    29,562
         Europe...................................................        13,627             11,127
         Japan....................................................        12,013              6,361
         Pac Rim..................................................         2,652              2,051
         Corporate................................................       (66,383)           (55,535)
                                                                     -----------        -----------
     Total........................................................   $    (7,910)       $    (6,434)
                                                                     ===========        ===========

---------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for percentages)


RESULTS OF OPERATIONS
---------------------


REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the quarter ended March 31, 1999 totaled $72,740 representing an increase of $14,534 or 25 percent from the first quarter of 1998. Software product and accelerated verification system revenues increased significantly for the comparable periods. The increase in software product revenues is attributable to continued growth of the Company's newer product offerings as well as growth in older products year over year. The older product revenue gains are partly attributable to customers seeking to have their design environments Year 2000 compliant. The increase in accelerated verification system sales is primarily due to market acceptance of a next generation product offering that became available in the second quarter of 1998. Accelerated verification systems products are not available in U.S. markets due to a 1997 court ruling. See "Part II - Item 1. Legal Proceedings" for further discussion.

System and software gross margins were 90 and 89 percent for the quarters ended March 31, 1999 and 1998, respectively. Gross margins were favorably impacted in 1999 by higher sales volume and lower amortization of purchased technology partially off-set by an increase in lower margin accelerated verification systems sales. Purchased technology amortization to system and software cost of goods sold was $402 and $876 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in amortization of purchased technology is attributable to the lower level of unamortized purchased technology in 1999.


Service  and Support

Service and support revenues for the first quarter of 1999 totaled $49,833 compared to $49,802 for the same period of 1998. Service and support revenues consist of software support and professional services, both of which were approximately flat compared to the first quarter of 1998. The leveling off of professional service revenues is principally due to a more narrowly focused effort toward engagements that enable customers to better utilize the Company's products and away from custom design service engagements.

Service and support gross margins were 55 and 51 percent for the quarters ended March 31, 1999 and 1998, respectively. The increase in overall service and support gross margins is attributable to improved professional service realization as a result of better worldwide program management. Program management includes initial scoping, subsequent pricing and final delivery of the contracted services.


Geographic Revenues Information

Americas revenues including service and support revenues, increased by 7% compared to the first quarter of 1998. Revenues outside of the Americas represented 52% and 49% of total revenues in for the first quarters of 1999 and 1998, respectively. European revenues increased by approximately 7% from the first quarter of 1998 to 1999. Japanese revenues increased by approximately 48% from the first quarter of 1998 to 1999. The effects of exchange rate differences from the Japanese Yen to the U.S. dollar positively impacted revenues by approximately 11%. Exclusive of currency effects, higher revenue levels in Japan are primarily due to two large accelerated verification transactions in the first quarter of 1999. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $28,869 and $28,405 or 24 and 26 percent of revenues for the first quarters of 1999 and 1998, respectively. Marketing and selling expenses totaled $42,315 and $38,954 or 35 and 36 percent of revenues for the first quarters of 1999 and 1998, respectively. General and administration expenses totaled $12,896 and $10,505 or 11 and 10 percent of revenues for the first quarters of 1999 and 1998, respectively. The increase in general and administration expenses is primarily attributable to overlap and training costs associated with the transition of the European distribution center to Ireland.


SPECIAL CHARGES

During the first three months of 1999 the Company recorded special charges of $16,575. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, a subsidiary divestiture and related employee terminations. Substantially all of these costs were disbursed in the first quarter of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively, in addition to capitalized goodwill and technology of $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

During the first three months of 1998 the Company recorded special charges of $5,775. The charges consisted of two subsidiary closures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first quarter of 1998.


OTHER INCOME (EXPENSE)

Other income (expense), net totaled $(2,821) for the first quarter of 1999 compared to $(3,123) for the same period of 1998. Other income (expense) was negatively impacted by legal costs associated with the ongoing patent litigation with Quickturn which totaled $3,992 and $4,693 in the first quarters of 1999 and 1998, respectively. Included in the first quarter of 1998 were license fees for certain intellectual property licensed from Aptix Corporation and expenses attributable to a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income from investments was $1,823 for the first quarter of 1999, compared to $1,944 for the first quarter of 1998. During the first quarter of 1999, interest expense amounted to $240, up from $96 for the comparable period in 1998.


PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $2,361 for the quarter ended March 31, 1999, as compared to a benefit of $2,103 for the same period in 1998. The tax benefit in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

Because the Company's income tax position combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carryforwards and tax expense for subsidiaries with pre-tax income, the Company's income tax position and resultant effective tax rate is uncertain for the remaining three quarters of 1999 and beyond.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company's revenues are generated outside of the United States. For 1999 and 1998, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company's results of operations.

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, decreased to $12,998 at March 31, 1999, from $14,176 at the end of 1998. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1998 as a result of a stronger dollar in the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at March 31, 1999 were $95,985 compared to $137,585 at the end of 1998. Cash used by operations was $11,304 for the first three months of 1999 compared to cash used by operations of $4,992 during the same period of 1998. During the first quarters of 1999 and 1998, cash used by operations was negatively impacted by the net loss from operations including payments related to special charges taken in the first quarters of 1999 and 1998. Cash used by investing activities, excluding short-term investments, was $2,952 and $10,371 in the first quarter of 1999 and 1998, respectively. Investing activities in the first quarter of 1999 included a cash payment made for a purchase of the minority interest in Exemplar of $7,572 and capital expenditures offset by cash received from the sale of Quickturn stock of $8,191. Investing activities in the first quarter of 1998 included a cash payment of $4,000 for a controlling interest in the Company's Korean distributor and capital expenditures. Cash provided (used) by financing activities was $(26,739) for the first three months of 1999 compared to $2,517 during the same period of 1998. The use of cash for financing activities in 1999 included the pay-down of a short-term borrowing of $24,000 and the repurchase of 528 shares of common stock for $5,998.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $124,013 at March 31, 1999 from $125,844 at year-end 1998. Average days sales outstanding in accounts receivable increased from 78 days at the end of 1998 to 91 days at the end of the first quarter of 1999. This increase in average trade receivables days sales outstanding is principally attributable to a few large contract sales where the Company provided its customers extended payment terms.


TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $50,266 at the end of the first quarter of 1999 compared to $36,430 at December 31, 1998. The increase is primarily due to an increase in demand for multi-year, multi-element term license and perpetual license installment sales agreements from the Company's top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

CAPITAL RESOURCES

Total capital expenditures decreased to $3,571 through March 31, 1999, compared to $6,371 for the same period of 1998. Expenditures in the first quarter of 1999 and 1998 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


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

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company has entered the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and related obsolescence issues, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part II-Item 1. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States and Germany. This litigation may result in the Company being unable to sell its emulation products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company and all vendors worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

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

The Company's operating expenses are generally committed in advance of revenue and are based to a large degree on future revenue expectations. Operating expenses are incurred to generate and sustain higher future revenue levels. If the revenue does not materialize as expected, the Company's results of operations can be adversely impacted.

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

The Company is involved in various administrative matters and litigation. There can be no assurance that various litigation and administrative matters will not have a material adverse impact on the Company's consolidated financial position or results of operations. See "Part II-Item 1. Legal Proceedings" for further discussion.

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

In addition to computers and related systems, the operations of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switched security systems, elevators and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 problem on this equipment. The Company estimates that its total cost of completing any required modifications, upgrades or replacements of these internal systems should total approximately $1,500 for the rest of 1999. Identifiable expenditures through the first quarter of 1999 have totaled approximately $2,800.

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

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the third quarter of 1999. Depending on the systems affected, these plans could include, (a) accelerated replacement of affected equipment and software; (b) short to medium term use of back up equipment and software; (c) increased work hours for the Company personnel or use of contract personnel to provide manual workarounds for information systems; and (d) other similar approaches.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
(All numerical references in thousands, except for rates and percentages)


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

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 1999. In accordance with the Company's investment policy all investments mature in twelve months or less. A nominal amount of non-interest bearing instruments has been included in the table below:

                                                                         Carrying         Average
     Principal (notional) amounts in U.S. dollars                          Amount   Interest Rate
-------------------------------------------------------------------------------------------------
     Cash equivalents - fixed rate.................................  $     94,297            4.78%
     Short-term investments - fixed rate...........................         1,688            7.00%
                                                                     ------------    ------------
     Total interest bearing instruments............................  $     95,985            4.82%
                                                                     ============    ============

-------------------------------------------------------------------------------------------------


FOREIGN CURRENCY RISK

The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. At March 31, 1999, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counter-parties to these contracts. Looking forward, the Company does not expect any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at March 31, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at March 31, 1999. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

     Short-term forward contracts                                          Amount    Contract Rate
--------------------------------------------------------------------------------------------------
     Euro..........................................................  $     23,404        $    1.15
     Japanese yen..................................................        11,676           118.24
     British pound sterling........................................         2,734             1.63
     Other.........................................................         3,733             -

--------------------------------------------------------------------------------------------------

The unrealized gain (loss) on the outstanding forward contracts at March 31, 1999, was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

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

In October 1997, Quickturn filed an action against the Company's German subsidiary in a German District Court alleging infringement by SimExpress of a European patent. The German court ruled in April 1999 that the Company's German subsidiary has violated a European patent owned by Quickturn and awarded unspecified damages. The Company has been prohibited from offering or selling certain of its hardware emulation products in Germany. Although the Company is appealing the ruling and contesting the validity of the Quickturn patent, the Company can give no assurance as to the outcome of such proceedings.

In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing SimExpress products or components and from providing repair or maintenance services to its existing U.S. customers. That order took effect in 1998. A trial in the U.S. District Court action is scheduled in June 1999, in which Quickturn will seek a permanent injunction, compensatory damages, punitive damages, and attorneys' fees. An unfavorable ruling in this trial could involve substantial cost to the Company and effectively prevent the Company from manufacturing and selling its existing accelerated verification of hardware design products in the U.S. market.

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Jose, California. The complaint, which is based on a patent licensed to the Company and Meta and which Meta has a right to enforce, seeks damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta, which has been joined in the suit by Aptix Corporation of San Jose, California, will ultimately seek an injunction prohibiting further infringement by Quickturn. A trial date in the U.S. District Court has been set for the first quarter of 2000.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent. There have been no rulings by the French court regarding the merits of this case to date.

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

Item 4. Submission of Matters to a Vote of Security Holders
(All numerical references in thousands, except for percentages)

A Special Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on March 10, 1999 at the Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of 60,886 shares of the outstanding common stock, which represented approximately 92% of the outstanding shares. The voting information set forth below was provided by American Stock Transfer & Trust Company, the Company's Transfer Agent for its common stock, as Inspector of Election. The Special Meeting was called for the purpose of voting on amendments to the Company's 1989 Employee Stock Purchase Plan. The amendments were approved with 52,674 shares voted for approval, 8,040 shares voted against, and 172 shares abstaining.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MENTOR GRAPHICS CORPORATION
                                (Registrant)


                                GREGORY K. HINCKLEY
                                ------------------------------------------------
                                Gregory K. Hinckley
                                Executive Vice President and
                                Chief Operating Officer /Chief Financial Officer