Form 10-Q
period 1999-06-30
MENTOR GRAPHICS CORP
filed 1999-08-16
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1999.                 Commission File No. 0-13442

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, no par value, outstanding as of July 30, 1999:
66,915,544

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q





PART I FINANCIAL INFORMATION                                         Page Number
----------------------------                                         -----------

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three              3
           months ended June 30, 1999 and 1998

         Consolidated Statements of Operations for the six                4
           months ended June 30, 1999 and 1998

         Consolidated Balance Sheets as of June 30, 1999                  5
           and December 31, 1998

         Consolidated Statements of Cash Flows for the                    6
           six months ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements                     7-8


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition          9-15

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                     16-17


PART II OTHER INFORMATION
-------------------------

     Item 1.  Legal Proceedings                                          18

     Item 4.  Submission of Matters to a Vote of Security Holders        19


SIGNATURES                                                               19
----------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Three months ended June 30,                                             1999             1998
---------------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
     System and software........................................  $   66,670       $   63,854
     Service and support........................................      52,837           55,263
                                                                  ----------       ----------

          Total revenues........................................     119,507          119,117
                                                                  ----------       ----------

Cost of revenues:
     System and software........................................       6,968            8,134
     Service and support........................................      21,960           24,925
                                                                  ----------       ----------

          Total cost of revenues................................      28,928           33,059
                                                                  ----------       ----------

          Gross margin..........................................      90,579           86,058
                                                                  ----------       ----------

Operating expenses:
     Research and development...................................      27,687           29,323
     Marketing and selling......................................      41,465           40,301
     General and administration.................................      10,890           10,781
     Special charges............................................       5,256            4,532
                                                                  ----------       ----------

          Total operating expenses..............................      85,298           84,937
                                                                  ----------       ----------

Operating income ...............................................       5,281            1,121
     Other expense, net.........................................      (5,687)             (90)
                                                                  ----------       ----------

          Income (loss) before income taxes.....................        (406)           1,031
     Income tax expense (benefit)...............................         (89)             227
                                                                  ----------       ----------

          Net income (loss).....................................  $     (317)      $      804
                                                                  ==========       ==========

     Net income (loss) per share:
          Basic.................................................  $      .00       $      .01
                                                                  ==========       ==========
          Diluted...............................................  $      .00       $      .01
                                                                  ==========       ==========
     Weighted average number of shares outstanding:
          Basic.................................................      66,355           65,009
                                                                  ==========       ==========
          Diluted...............................................      66,355           65,817
                                                                  ==========       ==========

---------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Six months ended June 30,                                               1999             1998
---------------------------------------------------------------------------------------------
In thousands, except per share data

Revenues:
     System and software........................................  $  139,410       $  122,060
     Service and support........................................     102,670          105,065
                                                                  ----------       ----------

          Total revenues........................................     242,080          227,125
                                                                  ----------       ----------

Cost of revenues:
     System and software........................................      14,414           14,390
     Service and support........................................      44,342           49,472
                                                                  ----------       ----------

          Total cost of revenues................................      58,756           63,862
                                                                  ----------       ----------

          Gross margin..........................................     183,324          163,263
                                                                  ----------       ----------

Operating expenses:
     Research and development...................................      56,556           57,728
     Marketing and selling......................................      83,780           79,255
     General and administration.................................      23,786           21,286
     Special charges............................................      21,831           10,307
                                                                  ----------       ----------

          Total operating expenses..............................     185,953          168,576
                                                                  ----------       ----------

Operating loss..................................................      (2,629)          (5,313)
     Other expense, net.........................................      (8,508)          (3,213)
                                                                  ----------       ----------

          Loss before income taxes..............................     (11,137)          (8,526)
     Income tax benefit.........................................      (2,450)          (1,876)
                                                                  ----------       ----------

          Net loss..............................................  $   (8,687)      $   (6,650)
                                                                  ==========       ==========

     Net loss per share:
          Basic.................................................  $     (.13)      $     (.10)
                                                                  ==========       ==========
          Diluted...............................................  $     (.13)      $     (.10)
                                                                  ==========       ==========
     Weighted average number of shares outstanding:
          Basic.................................................      66,225           64,802
                                                                  ==========       ==========
          Diluted...............................................      66,225           64,802
                                                                  ==========       ==========

---------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                          As of                 As of
                                                                  June 30, 1999     December 31, 1998
-----------------------------------------------------------------------------------------------------
In thousands                                                     (Unaudited)

Assets
Current assets:
     Cash and cash equivalents..................................  $    113,573           $    118,512
     Short-term investments.....................................         3,383                 19,073
     Trade accounts receivable, net.............................       117,100                125,844
     Other receivables..........................................         7,467                  7,575
     Prepaid expenses and other.................................        12,955                 23,503
     Deferred income taxes......................................        10,759                 10,937
                                                                  ------------           ------------

          Total current assets..................................       265,237                305,444

Property, plant and equipment, net..............................        87,213                 95,214
Term receivables, long-term.....................................        45,453                 36,430
Other assets, net...............................................        25,892                 27,035
                                                                  ------------           ------------

          Total assets..........................................  $    423,795           $    464,123
                                                                  ============           ============

Liabilities and Stockholders' Equity Current liabilities:
     Short-term borrowings .....................................  $          -           $     24,000
     Accounts payable...........................................         6,826                 10,101
     Income taxes payable.......................................        17,183                 20,408
     Accrued payroll and related liabilities....................        27,646                 41,958
     Accrued liabilities........................................        35,748                 33,295
     Deferred revenue...........................................        43,747                 36,484
                                                                  ------------           ------------

          Total current liabilities.............................       131,150                166,246

Other long-term deferrals.......................................         1,295                  1,425
Commitments and contingencies...................................             -                      -
Minority interest...............................................         1,286                  1,170

Stockholders' Equity:
     Common stock...............................................       308,350                303,352
     Accumulated deficit........................................       (30,933)               (22,246)
     Accumulated other comprehensive income - foreign currency
       translation adjustment...................................        12,647                 14,176
                                                                  ------------           ------------

     Total stockholders' equity.................................       290,064                295,282
                                                                  ------------           ------------

          Total liabilities and stockholders' equity............  $    423,795           $    464,123
                                                                  ============           ============

-----------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Six months ended June 30,                                                 1999             1998
------------------------------------------------------------------------------------------------
In thousands


Operating Cash Flows:
Net loss........................................................  $     (8,687)    $     (6,650)

Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization of
       property, plant and equipment............................        11,540           13,858
     Deferred taxes.............................................           244              619
     Amortization of other assets...............................         1,695            2,118
     Write-down of assets.......................................        18,134            2,693
     Business disposals.........................................         4,497            4,488
     Gain on sale of investments................................        (3,669)               -

Changes in operating assets and liabilities:
     Trade accounts receivable..................................         6,230             (232)
     Prepaid expenses and other.................................         5,871           (5,777)
     Term receivables, long-term ...............................        (9,351)               -
     Accounts payable...........................................        (3,227)               1
     Accrued liabilities........................................       (18,683)          (7,162)
     Other liabilities and deferrals............................         4,365            7,704
                                                                  ------------     ------------

Net cash provided by operating activities.......................         8,959           11,660
                                                                  ------------     ------------

Investing Cash Flows:
     Net maturities of short-term investments...................        15,690           36,063
     Purchases of property, plant and equipment, net ...........        (7,825)         (11,051)
     Purchases of equity interests..............................        (7,572)          (4,000)
     Proceeds from sale of property, plant and equipment........         2,020                -
     Proceeds from sale of investments..........................         8,191                -
                                                                  ------------     ------------

Net cash provided by investing activities.......................        10,504           21,012
                                                                  ------------     ------------

Financing Cash Flows:
     Proceeds from issuance of common stock.....................         5,764            5,605
     Repayment of short-term borrowings.........................       (24,000)            (205)
     Repayment of long-term debt................................             -                2
     Repurchase of common stock.................................        (5,998)               -
                                                                  ------------     ------------

Net cash provided (used) by financing activities................        24,234)           5,402
                                                                  ------------     ------------
Effect of exchange rate changes on
     cash and cash equivalents .................................          (168)          (1,033)
                                                                  ------------     ------------

Net change in cash and cash equivalents.........................        (4,939)          37,041
Cash and cash equivalents at beginning of period................       118,512           84,402
                                                                  ------------     ------------

Cash and cash equivalents at end of period......................  $    113,573     $    121,443
                                                                  ============     ============

------------------------------------------------------------------------------------------------

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

(2) Special Charges - During the first six months of 1999 the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

     During the first six months of 1998 the Company recorded special charges of $10,307. The charges consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets.Substantially all of these costs were disbursed in the first half of 1998.

(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

     Six months ended June 30,                                     1999           1998
     ---------------------------------------------------------------------------------
     Interest paid..........................................   $    412       $    282

     Income taxes paid, net of refunds......................   $  1,201       $  1,380

     Issuance of stock options for purchase of
       minority interest of subsidiary......................   $  5,232       $      -

     ---------------------------------------------------------------------------------

(4) Comprehensive Loss - The following provides a summary of comprehensive loss:

     Three months ended March 31,                                     1999           1998
     ------------------------------------------------------------------------------------
     Net loss...............................................   $    (8,687)   $    (6,650)
     Foreign currency translation adjustment................        (1,529)         2,054
                                                               -----------    -----------

     Comprehensive loss.....................................   $   (10,216)   $    (4,596)
                                                               ===========    ===========

     ------------------------------------------------------------------------------------

(5) Revenue Recognition - Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements. Product revenues from term or installment sales agreements which include either perpetual or term licenses are principally with the Company's top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenues from subscription-type term license agreements, which include software, rights to future software products, and services, are deferred and recognized over the term of the contract. Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

(6) Segment Reporting - The Company operates principally in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted. The Company's reportable segments are based on geographic area.

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

                                             Three months ended June 30,   Six months ended June 30,
                                                     1999        1998            1999         1998
        ------------------------------------------------------------------------------------------
        Revenues
             Americas......................   $   60,849   $   68,007      $  119,325   $  122,687
             Europe........................       35,876       34,421          70,823       67,182
             Japan.........................       16,083       12,810          40,328       29,228
             Pacific Rim...................        6,699        3,879          11,604        8,028
                                              ----------   ----------      ----------   ----------
        Total..............................   $  119,507   $  119,117      $  242,080   $  227,125
                                              ==========   ==========      ==========   ==========

        Operating income (loss)
             Americas......................   $   31,067   $   28,366      $   61,017   $   49,113
             Europe........................       15,803       12,509          30,169       23,597
             Japan.........................        6,570        3,318          18,583        9,679
             Pacific Rim...................        4,042        1,513           6,696        3,564
             Corporate.....................      (52,201)     (44,585)       (119,094)     (91,266)
                                              ----------  -----------      ----------   ----------
        Total..............................   $    5,281  $     1,121      $   (2,629)  $   (5,313)
                                              ==========  ===========      ==========   ==========

        ------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
        (All numerical references in thousands, except for percentages)


RESULTS OF OPERATIONS
---------------------


REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and six months ended June 30, 1999 totaled $66,670 and $139,410, respectively, representing an increase of $2,816 or 4 percent and $17,350 or 14 percent from the same periods of 1998. Compared to the respective prior periods, software product revenues were flat in the second quarter of 1999 and increased during the first six months of 1999. Accelerated verification systems revenues increased in the second quarter and the first six months of 1999. The increase in software product revenues in the first half of 1999 is attributable to continued growth of the Company's newer product offerings as well as growth in some older products in the first quarter of the year. The older product revenue gains were partly attributable to customers seeking to have their design environments Year 2000 compliant. The decline in growth of software product revenues in the comparable second quarters is attributable to a consolidation of the Company's third party sales channel and an increased percent of subscription type contract bookings where revenue is not all recognized immediately. The purpose of the sales channel restructuring was to increase efficiencies and better leverage marketing programs. The adverse effects of this change on sales are expected to continue in the short term. The increase in accelerated verification system sales is primarily due to continued market acceptance of a next generation product offering that became available in the second quarter of 1998. Accelerated verification systems products are not available in U.S. markets. See "Part II - Item 1. Legal Proceedings" for further discussion. The effects of a strengthening of the Japanese Yen versus the U.S. dollar had a slightly favorable impact on revenues. See "Geographic Revenues Information" for further discussion.

System and software gross margins were 90 percent for the second quarter and first six months of 1999, respectively, compared to 87 and 88 percent for the same periods a year ago. Gross margins were favorably impacted in 1999 by higher year to date software sales, lower workstation hardware sales and improved gross margins on accelerated verification systems sales. Purchased technology amortization to system and software cost of goods sold was $334 and $653 for the second quarter and first six months of 1999, respectively, compared to $739 and $1,615 for the same periods of 1998, respectively. The decrease in purchased technology amortization was primarily attributable to fewer technology acquisitions in the last two years.


Service and Support

Service and support revenues for the three months and six months ended June 30, 1999 totaled $52,837 and $102,670, respectively, representing a decrease of $2,426 or 4 percent and of $2,395 or 2 percent from the comparable periods of 1998. Service and support revenues consist of software support and professional services, of which software support was approximately flat for the second quarter and the first six months of 1999 compared to a year ago while professional service revenues declined in the comparable periods. The decline of professional service revenues is principally due to a continued shift toward methodology engagements that enable customers to better utilize the Company's products and away from custom design service engagements.

Service and support gross margins were 58 and 57 percent for the second quarter and first six months of 1999, compared to 55 and 53 percent for the comparable periods a year ago. The increase in overall service and support gross margins is attributable to improved professional service realization as a result of better worldwide program management. Program management includes initial scoping, subsequent pricing and final delivery of the contracted services.


Geographic Revenues Information

Domestic revenues from unaffiliated customers including service and support revenues for the second quarter and first six months of 1999 were 51 and 49 percent of total revenues compared to 57 and 54 percent of total revenues for comparable periods of 1998. Compared to the respective prior periods, European revenues increased 4 and 5 percent in the second quarter and the first six months of 1999 and Japanese revenues increased 26 and 38 percent in the second quarter and the first six months of 1999. Japanese revenues were positively impacted by exchange rate changes in the comparable periods, where the Yen strengthened against the U.S. dollar by approximately 17 and 14 percent in the second quarter and the first six months of 1999. Exclusive of currency effects, higher revenue levels in Japan are primarily due to several large accelerated verification transactions in the first half of 1999. Since the Company generates approximately half of its revenues outside of the United States, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $27,687 and $29,323 or 23 and 25 percent of revenues for the second quarters of 1999 and 1998, respectively and $56,556 and $57,728 or 23 and 25 percent of revenues for the first six months of 1999 and 1998, respectively. Marketing and selling expenses totaled $41,465 and $40,301 or 35 and 34 percent of revenues for the second quarters of 1999 and 1998, respectively and $83,780 and $79,255 or 35 and 35 percent of revenues for the first six months of 1999 and 1998, respectively. General and administration expenses totaled $10,890 and $10,781 or 9 percent of revenues for the second quarters of 1999 and 1998, respectively and $23,786 and $21,286 or 10 and 9 percent of revenues for the first six months of 1999 and 1998, respectively. The decline in R&D expenses is primarily attributable to several business disposals partially offset by increased investment in other technology areas. The increase in year to date general and administration expenses is primarily attributable to overlap and training costs associated with the transition of the European distribution center to Ireland. These overlap costs were significantly reduced in the second quarter of 1999.


SPECIAL CHARGES

During the first six months of 1999 the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

During the first six months of 1998 the Company recorded special charges of $10,307. The charges consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first half of 1998.

OTHER INCOME (EXPENSE)

Other income (expense), net totaled $(5,687) and $(8,508) for the second quarter and the first six months of 1999 compared to $(90) and $(3,213) for the same periods of 1998. Other income (expense) was negatively impacted by legal costs associated with the ongoing patent litigation with Quickturn, which became a subsidiary of Cadence Design Systems, Inc. in the second quarter of 1999. These costs totaled $6,850 and $10,883 in the second quarter and the first six months of 1999, respectively compared to $1,161 and $5,854 for comparable periods of 1998. The year to year increase is attributable to a legal settlement of $3,000 for the Portland, Oregon SimExpress trial and other related costs during the year. Included in the first quarter of 1998 were license fees for certain intellectual property licensed from Aptix Corporation and expenses attributable to a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. Other legal proceedings are pending or are in progress related to this matter. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income from investments was $1,804 and $3,627 for the second quarter and the first six months of 1999, compared to $1,767 and $3,711 for comparable periods of 1998. During the second quarter and the first six months of 1999, interest expense amounted to $216 and $456, respectively compared to $193 and $289 for the comparable periods in 1998.


PROVISION (BENEFIT) FOR INCOME TAXES

The benefit for income taxes amounted to $2,450 for the six months ended June 30, 1999, as compared to a benefit of $1,876 for the same period in 1998. The tax benefit in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

Because the Company's income tax position combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carryforwards and tax expense for subsidiaries with pre-tax income, the Company's income tax position and resultant effective tax rate is uncertain for the remaining two quarters of 1999 and beyond.


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

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, decreased to $12,647 at June 30, 1999, from $14,176 at the end of 1998. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1998 as a result of a stronger dollar as of June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 1999 were $116,956 compared to $137,585 at the end of 1998. Cash provided by operations was $8,959 for the first six months of 1999 compared to $11,660 during the same period of 1998. During the first half of 1999 and 1998, cash used by operations was negatively impacted by the net loss from operations including payments related to special charges taken in 1999 and 1998. Cash used by investing activities, excluding short-term investments, was $5,186 and $15,051 in the first half of 1999 and 1998, respectively. Investing activities in the first quarter of 1999 included a cash payment made for a purchase of the minority interest in Exemplar of $7,572 and capital expenditures offset by cash received from the sale of Quickturn stock of $8,191. Investing activities in the first half of 1998 included a cash payment of $4,000 for a controlling interest in the Company's Korean distributor and capital expenditures. Cash provided (used) by financing activities was $(24,234) for the first six months of 1999 compared to $5,402 during the same period of 1998. The use of cash for financing activities in 1999 included the pay-down of a short-term borrowing of $24,000 and the repurchase of 528 shares of common stock for $5,998.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $117,100 at June 30, 1999 from $125,844 at year-end 1998. Average days sales outstanding in accounts receivable increased from 78 days at the end of 1998 to 88 days at the end of the second quarter of 1999. This increase in average trade receivables days sales outstanding is principally attributable to several large term contract sales where the Company provided its customers extended payment terms. The decrease in the trade accounts receivable balance is primarily attributable to the sale of some short-term accounts receivable to a financing institution on a non-recourse basis.


TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $45,453 at the end of the second quarter of 1999 compared to $36,430 at December 31, 1998. The increase is primarily due to an increase in demand for multi-year, multi-element term license and perpetual license installment sales agreements principally from the Company's top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

CAPITAL RESOURCES

Total capital expenditures decreased to $7,825 through June 30, 1999, compared to $11,051 for the same period of 1998. Expenditures in the first half of 1999 and 1998 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


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

The Company competes in the highly competitive and dynamic EDA industry. The Company's success is dependent upon its ability to develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements.

The Company's business is largely dependent upon the success and growth of the electronics industry. The outlook for the electronics industry for 1999 is uncertain due in part to adverse economic conditions in Asia and to the uncertainty of growth in other regions. As a result, some companies in the electronics industry may elect to cut costs through employee layoffs and curtailing the number of electronic design projects which could reduce demand for design automation capital including the Company's products and services. In addition, there have been a number of mergers in the electronics industry, which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company's financial condition and results of operations.

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company has entered the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and related obsolescence issues, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part II-Item 1. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States and Germany. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions may result in the Company being unable to sell its emulation products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company and all vendors worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

A material amount of the Company's software product revenue is usually the result of current quarter order performance of which the majority is usually booked in the last few weeks of each quarter. In addition, the Company's revenue often includes multi-million dollar contracts. The timing of the completion of these contracts and the terms of delivery of software, hardware and other services can have a material impact on revenue recognition for a given quarter. The combination of these factors impairs and delays the Company's ability to identify shortfalls or overages from quarterly revenue targets.

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

In addition to computers and related systems, the operations of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switched security systems, elevators and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remedying the Year 2000 problem on this equipment. The Company estimates that its total remaining cost to complete any required modifications, upgrades or replacements of these internal systems should total approximately $700 for the rest of 1999. Identifiable expenditures through the second quarter of 1999 have totaled approximately $3,600.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk (All numerical references in thousands, except for rates and percentages)


INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 1999. In accordance with the Company's investment policy all investments mature in twelve months or less. A nominal amount of non-interest bearing instruments has been included in the table below:

                                                      Carrying           Average
Principal (notional) amounts in U.S. dollars            Amount     Interest Rate
--------------------------------------------------------------------------------
Cash equivalents - fixed rate.......................$  113,573            4.65%
Short-term investments - fixed rate.................     3,383            5.11%
                                                    ----------           -----
Total interest bearing instruments..................$  116,956            4.67%
                                                    ==========           =====

--------------------------------------------------------------------------------


FOREIGN CURRENCY RISK

The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. At June 30, 1999, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counter-parties to these contracts. Looking forward, the Company does not expect any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at June 30, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at June 30, 1999. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

Short-term forward contracts                        Amount      Contract Rate
-----------------------------------------------------------------------------
French francs................................   $   13,403         $    6.34
British pound sterling.......................        6,125              1.58
Japanese yen.................................        4,565            119.18
Euro.........................................        4,445              1.03
Other........................................        7,144                 -

-----------------------------------------------------------------------------

The unrealized gain (loss) on the outstanding forward contracts at June 30, 1999, was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During 1995, the Company filed suit in U.S. Federal District Court in Portland, Oregon, against Quickturn Design Systems, Inc. (Quickturn) for a declaratory judgment of non-infringement, invalidity and unenforceability of three of Quickturn's patents. This action related to the SimExpress products of Meta Systems SRL (Meta), a French company acquired by the Company in 1996. Quickturn filed a counterclaim against the Company alleging infringement of six Quickturn patents, including the three patents subject to the declaratory judgment action. The counterclaim sought a permanent injunction prohibiting sales of the Company's SimExpress products in the U.S., compensatory and punitive damages and attorneys' fees. In June 1999, the Company and Quickturn settled this litigation. The Company agreed that five Quickturn patents are valid and enforceable, and were infringed by the Company's sale in the U.S. of its SimExpress product from 1995-1997. Mentor Graphics also paid Cadence Design Systems, Quickturn's parent company, $3 million in damages for infringement, with each side to bear its own fees and costs. The court directed that the Company's payment and its consent to the validity and infringement of the Quickturn patents may not be used as evidence or for any other purpose in litigation outside the U.S., and that the settlement does not address in any way the issue of whether the Company's Celaro product infringes any patent issued in the U.S. or other countries.

Quickturn filed an administrative complaint with the U.S. International Trade Commission (ITC) in 1996 seeking to prohibit the distribution of SimExpress products in the U.S. In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing certain hardware emulation products or components and from providing repair or maintenance services to its existing U.S. customers. That order took effect in 1998. In October 1997, Quickturn filed an action against the Company's German subsidiary in a German District Court alleging infringement by SimExpress of a European patent. The German court ruled in April 1999 that the Company's German subsidiary's sales of SimExpress violated a European patent owned by Quickturn and awarded unspecified damages. The Company's German subsidiary no longer offers the SimExpress product in Germany. Although the Company is appealing the ruling and contesting the validity of the Quickturn patent, the Company can give no assurance as to the outcome of such proceedings.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent. There have been no rulings by the French court regarding the merits of this case to date.

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, which is based on a patent licensed to the Company and Meta and which Meta has a right to enforce, seeks damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta, which has been joined in the suit by Aptix Corporation of San Jose, California, will ultimately seek an injunction prohibiting further infringement by Quickturn. A trial in U.S. District Court is expected to occur the first quarter of 2000.

In July 1999, the Company filed suit in U.S. District Court for the District of Delaware against Quickturn alleging infringement of two Mentor Graphics owned patents by Quickturn's Mercury product. The Company is seeking a permanent injunction prohibiting sales of Quickturn's Mercury products in the U.S., along with damages and attorney's fees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 11, 1999 at the Company's offices in Wilsonville, Oregon. There were present at the meeting, in person or represented by proxy, the holders of 63,219,065 shares of the outstanding common stock, which represented approximately 96% of the outstanding shares. The voting information set forth below was provided by American Stock Transfer & Trust Company, the Company's Transfer Agent for its common stock, as Inspector of Election. The matters voted on at the meeting and the votes cast are as follows:

Issue One: Election of Nominees for Directors. The nominees for directors listed below and presented to the meeting were elected directors of the Company upon each receiving the affirmative vote of the holders of approximately 97% of those shares represented at the meeting, to serve until the next annual meeting of shareholders and until their successors shall have been elected and qualified.

Election of Directors             For                    Withheld
Jon A. Shirley                 61,164,444                2,054,621
Marsha B. Congdon              61,163,344                2,055,721
James R. Fiebiger              61,164,444                2,054,621
David A. Hodges                61,164,444                2,054,621
Walden C. Rhines               61,158,206                2,060,859
Fontaine K. Richardson         61,164,444                2,054,621

Issue Two: Amendment of the Company's 1982 Stock Option Plan. The shareholders approved an amendment to the Company's 1982 Stock Option Plan by the affirmative vote of the holders of approximately 70% of those shares represented at the meeting. The amendment was approved with 44,337,124 shares voted for approval, 18,144,571 shares voted against, and 321,211 shares abstaining.


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