Form 10-Q
period 1999-09-30
MENTOR GRAPHICS CORP
filed 1999-11-15
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1999.            Commission File No. 0-13442

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock, no par value, outstanding as of October 29, 1999: 64,199,815

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q



PART I    FINANCIAL INFORMATION                                      Page Number

     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three              3
           months ended September 30, 1999 and 1998

         Consolidated Statements of Operations for the nine               4
           months ended September 30, 1999 and 1998

         Consolidated Balance Sheets as of September 30, 1999             5
           and December 31, 1998

         Consolidated Statements of Cash Flows for the                    6
           nine months ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements                     7-8


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition          9-15

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                     16-17


PART II    OTHER INFORMATION

     Item 1. Legal Proceedings                                           18


SIGNATURES                                                               19

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Three months ended September 30,                                                      1999               1998
-------------------------------------------------------------------------------------------------------------
In thousands, except per share data
Revenues:
     System and software....................................................  $     59,211        $    64,338
     Service and support....................................................        54,870             53,595
                                                                              ------------        -----------

         Total revenues.....................................................       114,081            117,933
                                                                              ------------        -----------

Cost of revenues:
     System and software....................................................         6,517              6,083
     Service and support....................................................        21,406             23,245
                                                                              ------------        -----------

         Total cost of revenues.............................................        27,923             29,328
                                                                              ------------        -----------

         Gross margin.......................................................        86,158             88,605
                                                                              ------------        -----------

Operating expenses:
     Research and development...............................................        29,828             28,907
     Marketing and selling..................................................        37,486             38,003
     General and administration.............................................        10,711             11,516
                                                                              ------------        -----------

         Total operating expenses...........................................        78,025             78,426
                                                                              ------------        -----------

Operating income ...........................................................         8,133             10,179
     Other expense, net.....................................................          (612)              (303)
                                                                              ------------        -----------

         Income before income taxes.........................................         7,521              9,876
     Income tax expense.....................................................         1,655              2,173
                                                                              ------------        -----------

         Net income.........................................................  $      5,866        $     7,703
                                                                              ============        ===========

     Net income per share:
         Basic..............................................................  $        .09        $       .12
                                                                              ============        ===========
         Diluted............................................................  $        .09        $       .12
                                                                              ============        ===========
     Weighted average number of shares outstanding:
         Basic..............................................................        65,841             65,380
                                                                              ============        ===========
         Diluted............................................................        66,309             65,629
                                                                              ============        ===========

-------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


Nine months ended September 30,                                                       1999               1998
-------------------------------------------------------------------------------------------------------------
In thousands, except per share data
Revenues:
     System and software....................................................  $    198,621        $   186,398
     Service and support....................................................       157,540            158,660
                                                                              ------------        -----------

         Total revenues.....................................................       356,161            345,058
                                                                              ------------        -----------

Cost of revenues:
     System and software....................................................        20,931             20,473
     Service and support....................................................        65,748             72,717
                                                                              ------------        -----------

         Total cost of revenues.............................................        86,679             93,190
                                                                              ------------        -----------

         Gross margin.......................................................       269,482            251,868
                                                                              ------------        -----------

Operating expenses:
     Research and development...............................................        86,384             86,635
     Marketing and selling..................................................       121,266            117,258
     General and administration.............................................        34,497             32,802
     Special charges........................................................        21,831             10,307
                                                                              ------------        -----------

         Total operating expenses...........................................       263,978            247,002
                                                                              ------------        -----------

Operating income............................................................         5,504              4,866
     Other expense, net.....................................................        (9,120)            (3,516)
                                                                              ------------        -----------

         Income (loss) before income taxes..................................        (3,616)             1,350
     Income tax expense (benefit)...........................................          (795)               297
                                                                              ------------        -----------

              Net income (loss).............................................  $     (2,821)       $     1,053
                                                                              ============        ===========

     Net income (loss) per share:
         Basic..............................................................  $       (.04)       $       .02
                                                                              ============        ===========
         Diluted............................................................  $       (.04)       $       .02
                                                                              ============        ===========
     Weighted average number of shares outstanding:
         Basic..............................................................        66,042             64,996
                                                                              ============        ===========
         Diluted............................................................        66,042             65,432
                                                                              ============        ===========

-------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                                     As of              As of
                                                                            Sept. 30, 1999      Dec. 31, 1998
-------------------------------------------------------------------------------------------------------------
In thousands                                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents.............................................   $    108,657        $   118,512
     Short-term investments................................................          2,000             19,073
     Trade accounts receivable, net........................................        121,655            125,844
     Other receivables.....................................................          6,823              7,575
     Prepaid expenses and other............................................         15,755             23,503
     Deferred income taxes.................................................         11,083             10,937
                                                                              ------------        -----------

         Total current assets..............................................        265,973            305,444

Property, plant and equipment, net.........................................         84,858             95,214
Term receivables, long-term................................................         30,750             36,430
Other assets, net..........................................................         26,868             27,035
                                                                              ------------        -----------

         Total assets......................................................   $    408,449        $   464,123
                                                                              ============        ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Short-term borrowings ................................................   $          -        $    24,000
     Accounts payable......................................................          7,978             10,101
     Income taxes payable..................................................         17,573             20,408
     Accrued payroll and related liabilities...............................         26,771             41,958
     Accrued liabilities...................................................         28,837             33,295
     Deferred revenue......................................................         46,754             36,484
                                                                              ------------        -----------

         Total current liabilities.........................................        127,913            166,246

Other long-term deferrals..................................................          1,245              1,425
Commitments and contingencies..............................................              -                  -
Minority interest..........................................................          1,209              1,170

Stockholders' Equity:
     Common stock..........................................................        285,927            303,352
     Accumulated deficit...................................................        (25,067)           (22,246)
     Accumulated other comprehensive income
         - foreign currency translation adjustment.........................         17,222             14,176
                                                                              ------------        -----------

     Total stockholders' equity............................................        278,082            295,282
                                                                              ------------        -----------

         Total liabilities and stockholders' equity........................   $    408,449        $   464,123
                                                                              ============        ===========

-------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Nine months ended September 30,                                                       1999               1998
-------------------------------------------------------------------------------------------------------------
In thousands
Operating Cash Flows:
Net income (loss)..........................................................   $     (2,821)       $     1,053

Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization of
         property, plant and equipment.....................................         16,844             20,252
     Deferred taxes........................................................           (415)               195
     Amortization of other assets..........................................          2,817              2,789
     Write-down of assets..................................................         18,134              3,131
     Business disposals....................................................          4,497              2,628
     Gain on sale of investments...........................................         (3,669)                 -

Changes in operating assets and liabilities:
     Trade accounts receivable.............................................          5,502             (9,731)
     Prepaid expenses and other............................................          2,726            (11,671)
     Term receivables, long-term ..........................................          6,454                  -
     Accounts payable......................................................         (2,226)            (2,091)
     Accrued liabilities...................................................        (26,920)            (9,500)
     Other liabilities and deferrals.......................................          6,582              8,871
                                                                              ------------        -----------

Net cash provided by operating activities.................................          27,505              5,926
                                                                              ------------        -----------

Investing Cash Flows:
     Net maturities of short-term investments.............................          17,073             50,857
     Purchases of property, plant and equipment, net .....................         (11,709)           (16,322)
     Purchases of equity interests........................................          (7,572)            (8,522)
     Proceeds from sale of property, plant and equipment..................           3,009                  -
     Proceeds from sale of investments....................................           8,191                  -
                                                                              ------------        -----------

Net cash provided by investing activities.................................           8,992             26,013
                                                                              ------------        -----------

Financing Cash Flows:
     Proceeds from issuance of common stock...............................           9,891              8,113
     Repayment of short-term borrowings...................................         (24,000)                 -
     Repurchase of common stock...........................................         (32,548)                 -
                                                                              ------------        -----------

Net cash provided (used) by financing activities..........................         (46,657)             8,113
                                                                              ------------        -----------
Effect of exchange rate changes on
     cash and cash equivalents ...........................................             305               (448)
                                                                              ------------        -----------

Net change in cash and cash equivalents...................................          (9,855)            39,604
Cash and cash equivalents at beginning of period..........................         118,512             84,402
                                                                              ------------        -----------

Cash and cash equivalents at end of period................................    $    108,657        $   124,006
                                                                              ============        ===========

-------------------------------------------------------------------------------------------------------------

                           MENTOR GRAPHICS CORPORATION
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

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

(2) Special Charges - During the first nine months of 1999 the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

     During the first nine months of 1998 the Company recorded special charges of $10,307. The charges consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first half of 1998.

(3) Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

     Nine months ended September 30,                                          1999               1998
     ------------------------------------------------------------------------------------------------
     Interest paid...................................................  $       650        $       412

     Income taxes paid, net of refunds...............................  $       718        $     2,422

     Issuance of stock options for purchase of
       minority interest of subsidiary...............................  $     5,232        $         -
     ------------------------------------------------------------------------------------------------

(4) Comprehensive Income - The following provides a summary of comprehensive income:

     Nine months ended September 30,                                          1999               1998
     ------------------------------------------------------------------------------------------------
     Net income (loss)...............................................  $    (2,821)       $     1,053
     Foreign currency translation adjustment.........................        3,046              1,285
                                                                       -----------        -----------

     Comprehensive income............................................  $       225        $     2,338
                                                                       ===========        ===========
     ------------------------------------------------------------------------------------------------

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

                                            Three months ended Sept. 30,    Nine months ended Sept. 30,
                                            -----------------------------------------------------------
                                                    1999         1998              1999         1998
     --------------------------------------------------------------------------------------------------
     Revenues
        Americas..........................    $   51,060   $   63,146        $  170,385   $  185,833
        Europe............................        36,563       36,199           107,386      103,381
        Japan.............................        19,772       14,765            60,100       43,993
        Pacific Rim.......................         6,686        3,823            18,290       11,851
                                              ----------   ----------        ----------   ----------
     Total................................    $  114,081   $  117,933        $  356,161   $  345,058
                                              ==========   ==========        ==========   ==========

     Operating income (loss)
        Americas..........................    $   26,207   $   32,173        $   87,224   $   91,811
        Europe............................        18,280       17,651            48,449       44,827
        Japan.............................        10,872        6,978            29,455       20,822
        Pacific Rim.......................         4,074        1,365            10,770        5,347
        Corporate.........................       (51,300)     (47,988)         (170,394)    (157,941)
                                              ----------   ----------        ----------   ----------
     Total................................    $    8,133   $   10,179        $    5,504   $    4,866
                                              ==========   ==========        ==========   ==========
     --------------------------------------------------------------------------------------------------


(7) Subsequent Event - On October 31, 1999, the Company purchased certain assets and liabilities of VeriBest, Inc. for $9,130 in cash and a warrant to purchase 500 shares of Mentor Graphics common stock at $15 per share, exercisable from October 31, 2001 until October 31, 2002. The business combination will be accounted for as a purchase and will include acquisition related costs and the cost of net liabilities. These costs will be allocated on the basis of estimated fair value of assets and liabilities assumed and will likely include a charge for in-process R&D for development that had not yet reached technological feasibility. The purchase price allocation including amount of capitalized goodwill and technology and in process R&D charge has yet to be determined.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (All numerical references in thousands, except for percentages)


RESULTS OF OPERATIONS
---------------------


REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and nine months ended September 30, 1999 totaled $59,211 and $198,621, respectively, representing a decrease of $5,127 or 8 percent and an increase of $12,223 or 7 percent from the same periods of 1998. Compared to the respective prior periods, software product revenues were down in the third quarter of 1999 and increased during the first nine months of 1999. Accelerated verification systems revenues increased in the third quarter and the first nine months of 1999. The increase in software product revenues in the first nine months of 1999 is attributable to continued growth of the Company's newer product offerings as well as growth in some older products in the first quarter of the year. The older product revenue gains were attributable in part to customers seeking to have their design environments Year 2000 compliant. The decline in growth of software product revenues in the comparable third quarters is attributable in part to lower Field Programmable Gate Array(FPGA) sales due to a consolidation of the Company's third party sales channel and a late third quarter 1999 enhancement release of its FPGA simulation product offering. Three separate third party sales networks, which sold separate FPGA point tools, were combined in the first quarter of 1999 in order to increase efficiencies and better leverage marketing programs. The adverse effects of this change on sales may continue in the short term. The increase in accelerated verification system sales is primarily due to continued market acceptance of a next generation product offering that became available in the second quarter of 1998. Accelerated verification systems products are not available in U.S. markets. See "Part II - Item 1. Legal Proceedings" for further discussion. The effects of a strengthening of the Japanese Yen versus the U.S. dollar had a favorable impact on revenues. See "Geographic Revenues Information" for further discussion.

System and software gross margins were 89 percent for the third quarter and 90 percent for the first nine months of 1999, respectively, compared to 91 and 89 percent for the same periods a year ago. Gross margins were favorably impacted in 1999 by higher year to date software sales, lower workstation hardware sales and improved gross margins on accelerated verification systems sales. Purchased technology amortization to system and software cost of goods sold was $332 and $985 for the third quarter and first nine months of 1999, respectively, compared to $310 and $1,925 for the same periods of 1998, respectively. The year to date decline in amortization levels is due to fewer technology acquisitions in recent years.


Service and Support

Service and support revenues for the three months and nine months ended September 30, 1999 totaled $54,870 and $157,540, respectively, representing an increase of $1,275 or 2 percent and a decrease of $1,120 or 1 percent from the comparable periods of 1998. Service and support revenues consist of software support and professional services, of which software support was approximately flat for the third quarter and the first nine months of 1999 compared to a year ago. Professional service revenues increased in the third quarter of 1999 compared to a year ago and declined slightly in the comparable nine month periods. The overall year to date decline of professional service revenues is principally due to a reduction in custom design service engagements as the Company continues to shift toward methodology engagements that enable customers to better utilize the Company's products. The increase in professional service revenues in the third quarter is attributable in part to increased demand for such services.

Service and support gross margins were 61 and 58 percent for the third quarter and first nine months of 1999, compared to 57 and 54 percent for the comparable periods a year ago. The increase in overall service and support gross margins is attributable to improved professional service realization as a result of better worldwide program management and a focus on more profitable design methodology engagements. Program management includes initial scoping, subsequent pricing and final delivery of the contracted services.


Geographic Revenues Information

Domestic revenues from unaffiliated customers including service and support revenues for the third quarter and first nine months of 1999 were 45 and 48 percent of total revenues compared to 54 percent of total revenues for comparable periods of 1998. Compared to the respective prior periods, European revenues increased 1 and 4 percent in the third quarter and the first nine months of 1999 and Japanese revenues increased 34 and 37 percent in the third quarter and the first nine months of 1999. Japanese revenues were positively impacted by exchange rate changes in the comparable periods, where the Yen strengthened against the U.S. dollar by approximately 21 and 13 percent in the third quarter and the first nine months of 1999. Exclusive of currency effects, higher revenue levels in Japan are primarily due to several large accelerated verification transactions in the first nine months of 1999. Since the Company generates approximately half of its revenues outside of the United States, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $29,828 and $28,907 or 26 and 25 percent of revenues for the third quarters of 1999 and 1998, respectively, and $86,384 and $86,635 or 24 and 25 percent of revenues for the first nine months of 1999 and 1998, respectively. Marketing and selling expenses totaled $37,486 and $38,003 or 33 and 32 percent of revenues for the third quarters of 1999 and 1998, respectively, and $121,266 and $117,258 or 34 percent of revenues for the first nine months of 1999 and 1998, respectively. General and administration expenses totaled $10,711 and $11,516 or 9 and 10 percent of revenues for the third quarters of 1999 and 1998, respectively and $34,497 and $32,802 or 10 percent of revenues for the first nine months of 1999 and 1998, respectively. The increase in year to date general and administration expenses is primarily attributable to overlap and training costs associated with the transition of the European distribution center to Ireland. These overlap costs were significantly reduced by the second quarter of 1999.



SPECIAL CHARGES


During the first nine months of 1999 the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

During the first nine months of 1998 the Company recorded special charges of $10,307. The charges consisted of three subsidiary divestitures, related employee terminations, and the recognition of impairment in value of certain assets. Substantially all of these costs were disbursed in the first half of 1998.

OTHER INCOME (EXPENSE)

Other expense, net totaled $612 and $9,120 for the third quarter and the first nine months of 1999 compared to $303 and $3,516 for the same periods of 1998. Other income (expense) was negatively impacted by legal costs associated with the ongoing patent litigation with Quickturn, which became a subsidiary of Cadence Design Systems, Inc. in the second quarter of 1999. These costs totaled $1,773 and $12,656 in the third quarter and the first nine months of 1999, respectively compared to $1,230 and $7,084 for comparable periods of 1998. The year to year increase is attributable to a legal settlement of $3,000 for the Portland, Oregon SimExpress trial and other trial related costs during the first half of the year. Included in the first quarter of 1998 were license fees for certain intellectual property licensed from Aptix Corporation and expenses attributable to a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. Other legal proceedings are pending or are in progress related to this matter. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income from investments was $1,606 and $5,233 for the third quarter and the first nine months of 1999, compared to $1,813 and $5,525 for comparable periods of 1998. During the third quarter and the first nine months of 1999, interest expense amounted to $235 and $691, respectively compared to $262 and $551 for the comparable periods in 1998.


PROVISION (BENEFIT) FOR INCOME TAXES

The expense (benefit) for income taxes amounted to $(795) for the nine months ended September 30, 1999, as compared to $297 for the same period in 1998. The tax expense (benefit) in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

Because the Company's income tax position combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carry-forwards and tax expense for subsidiaries with pre-tax income, the Company's income tax position and resultant effective tax rate is uncertain for the remainder of 1999 and beyond.


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

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, increased to $17,222 at September 30, 1999, from $14,176 at the end of 1998. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 1998 as a result of a stronger dollar as of September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 1999 were $110,657 compared to $137,585 at the end of 1998. Cash provided by operations was $27,505 for the first nine months of 1999 compared to $5,926 during the same period of 1998. During the first nine months of 1999, cash provided by operations was negatively impacted by payments related to special charges taken in 1999. During the same period of 1998 operating cash flow was positively impacted by income from operations and partially offset by special charge payments. Cash used by investing activities, excluding short-term investments, was $8,081 and $24,844 in the first nine months of 1999 and 1998, respectively. Investing activities in the first nine months of 1999 included a cash payment made for a purchase of the minority interest in Exemplar of $7,572 and capital expenditures offset by cash received from the sale of Quickturn stock of $8,191. Investing activities in the first nine months of 1998 included cash payments to acquire Quickturn stock of $4,522, a cash payment of $4,000 for a controlling interest in the Company's Korean distributor and capital expenditures. Cash provided (used) by financing activities was $(46,657) for the first nine months of 1999 compared to $8,113 during the same period of 1998. The use of cash for financing activities in 1999 included the pay-down of a short-term borrowing of $24,000 and the repurchase of 3,528 shares of common stock for $32,548.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $121,665 at September 30, 1999 from $125,844 at year-end 1998. Excluding the current portion of term receivables of $38,886 and $35,247, average days sales outstanding were 65 days and 56 days at September 30, 1999 and December 31, 1998, respectively. Average days sales outstanding in total accounts receivable increased from 78 days at the end of 1998 to 96 days at the end of the third quarter of 1999. This increase in average trade receivables days sales outstanding is principally attributable to term contract sales where the Company provided its customers extended payment terms. The decrease in the trade accounts receivable balance is primarily attributable to the sale of some short-term accounts receivable to a financing institution on a non-recourse basis.


TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $30,750 at the end of the third quarter of 1999 compared to $36,430 at December 31, 1998. The balances are attributable to demand for multi-year, multi-element term license and perpetual license installment sales agreements principally from the Company's top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease is primarily attributable to seasonally fewer agreements of this nature in the third quarter of 1999 versus fourth quarter of 1998.


CAPITAL RESOURCES

Total capital expenditures decreased to $11,709 through September 30, 1999, compared to $16,322 for the same period of 1998. Expenditures in the first nine months of 1999 and 1998 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

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

The Company competes in the highly competitive and dynamic EDA industry. The Company's success is dependent upon its ability to develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements. Additionally, new pricing and selling models in the industry, including the use of fixed term licenses and subscription transactions versus traditional perpetual licenses further complicate the Company's ability to effectively price and package large multi-element contracts that are competitive and profitable.

The Company's business is largely dependent upon the success and growth of the electronics industry. From time to time the electronics industry cuts costs through employee layoffs and reductions in the number of electronic design projects which could reduce demand for the Company's products and services. In addition, there have been a number of mergers in the electronics industry worldwide, which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company's financial condition and results of operations.

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and related obsolescence issues, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part II-Item 1. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States and Germany. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions may result in the Company being unable to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company and all vendors worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

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

In addition to computers and related systems, the operations of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switched security systems, elevators and other common devices may be affected by the Year 2000 problem. The Company estimates that its total remaining cost to complete any required modifications, upgrades or replacements of these internal systems should total approximately $400 for the rest of 1999. Identifiable expenditures through the third quarter of 1999 have totaled approximately $4,100.

In addition, the Company has developed and implemented a program to review the Year 2000 compliance status of computer software programs licensed from third parties and used in its internal business processes to obtain appropriate assurances of Year 2000 compliance from manufacturers of these products. The Company's Year 2000 compliance review and necessary modifications are substantially complete. The effect on the Company's financial condition and results of operations from these projects is not expected to be material. However, the compliance of systems acquired from third parties is dependent on factors outside the Company's control. If key systems, or a significant number of systems fail as a result of Year 2000 problems, the Company could incur substantial expense and experience a disruption of business operations, which would potentially have a material adverse effect on the Company's financial condition and results of operations.

Furthermore, the Company has made an assessment as to whether any of its suppliers and service providers will be affected by the Year 2000 issue. Failure of the Company's suppliers or service providers to comply with Year 2000 could have a material adverse impact on the Company's financial condition and results of operations. The purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies may be required to devote significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's software products that could have a materially adverse effect on the Company's financial condition and results of operations. There can be no assurance that Year 2000 related operating problems or material expenses will not occur with the Company's computer systems or in connection with the interface to the Company's major vendors or suppliers.

The Company acquired certain assets and liabilities of VeriBest, Inc. on October 31, 1999 and has launched a project to review VeriBest's Year 2000 readiness. The project will include a review of VeriBest's business systems and other pertinent systems in an attempt to identify and correct any issues related to the Year 2000 effect. While the Company does not expect any significant unresolved issues, there can be no assurances that all issues will be identified or remedied in a timely and effective manner.

The Company has developed contingency plans as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Depending on the systems affected, these plans include, (a) accelerated replacement of affected equipment and software; (b) short to medium term use of back up equipment and software; (c) increased work hours for the Company personnel or use of contract personnel to provide manual workarounds for information systems; and (d) other similar approaches.

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

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1999. In accordance with the Company's investment policy all investments mature in twelve months or less. A nominal amount of non-interest bearing instruments has been included in the table below:

                                                                       Carrying          Average
Principal (notional) amounts in U.S. dollars                             Amount    Interest Rate
------------------------------------------------------------------------------------------------
Cash equivalents - fixed rate...................................   $    108,657            4.05%
Short-term investments - fixed rate.............................          2,000            5.21%
                                                                   ------------    -------------
Total interest bearing instruments..............................   $    110,657            4.07%
                                                                   ============    =============
------------------------------------------------------------------------------------------------


FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the option to sell foreign currencies to third parties at future dates with fixed exchange rates. The premium on such instruments is immaterial and is amortized over the life of the contracts to other income (expense). The Company currently has foreign currency options outstanding to sell Japanese Yen over the next 15 months with contract values totaling approximately $34,000 at average contract exchange rates of approximately JPY 120.77. At September 30, 1999, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these option contracts was approximately zero.

The Company also enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturity dates which do not exceed twelve months. At September 30, 1999, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these forward contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counter-parties to these contracts. Looking forward, the Company does not expect any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at September 30, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at September 30, 1999. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

Short-term forward contracts                                            Amount    Contract Rate
-----------------------------------------------------------------------------------------------
Euro............................................................... $   15,698             1.06
British Pound Sterling.............................................     10,566             1.65
Other..............................................................      4,175                -
-----------------------------------------------------------------------------------------------

The unrealized gain (loss) on the outstanding forward contracts at September 30, 1999, was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

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

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, which is based on a patent licensed to the Company and Meta and which Meta has a right to enforce, seeks damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta, which has been joined in the suit by Aptix Corporation of San Jose, California, will ultimately seek an injunction prohibiting further infringement by Quickturn. A trial in U.S. District Court is expected to occur in October of 2000.

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