Form 10-K405
period 1999-12-31
MENTOR GRAPHICS CORP
filed 2000-03-29
CIK 701811

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

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
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,049,845,650 on March 6, 2000 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On March 6, 2000, there were 65,384,532 shares of the Registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. X
                ---

                     DOCUMENTS INCORPORATED BY REFERENCE

              Document                          Part of Form 10-K into which incorporated
              --------                          -----------------------------------------
Portions of the 2000 Proxy Statement                            Part III

Table of Contents                                                                                                Page
-------------------------------------------------------------------------------------------------------------------
Part
   Item 1.     Business                                                                                            2
   Item 2.     Properties                                                                                          5
   Item 3.     Legal Proceedings                                                                                   5
   Item 4.     Submission of Matters to a Vote of Security Holders                                                 6

Part II
   Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                           7
   Item 6.     Selected Consolidated Financial Data                                                                8
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations               8



   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                         15
   Item 8.     Financial Statements and Supplementary Data                                                        17
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               34

Part III
   Item 10.    Directors and Executive Officers of Registrant                                                     34
   Item 11.    Executive Compensation                                                                             34
   Item 12.    Security Ownership of Certain Beneficial Owners and Management                                     34
   Item 13.    Certain Relationships and Related Transactions                                                     34
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   34


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


GENERAL
Mentor Graphics Corporation (the "Company") manufactures, markets and supports software and hardware Electronic Design Automation (EDA) products, embedded systems software products and provides related services which enable engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries. Customers use the Company's software in the design of such diverse products as supercomputers, automotive electronics, telephone-switching systems, cellular base stations and handsets, computer network hubs and routers, signal processors and personal computers. The Company licenses its products through its direct sales force and an affiliate channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol "MENT." The Company's executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company Website address is www.mentor.com.


PRODUCTS
Customers use the Company's products in the design, analysis, simulation, modeling, implementation and verification of electronic designs for communications, computer, consumer electronics, semiconductor, aerospace, and transportation products. This use is intended to make design engineers more productive, enable designs not otherwise possible, improve the accuracy of complex designs and, shrink time-to-market schedules.

The electronic design process begins when an electrical engineer describes the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), printed circuit board (Board) or electronic system. In this process the engineer describes the overall product system architecture and then implements it by creating a design description, simulating the design to reveal defects and reiterating the description until it meets the previously determined design specifications. Engineers use the Company's products to specify the components of the IC or Board, determine the interconnections among the components and define the components' associated physical properties. Engineers also use the Company's simulation products throughout the design process to identify design errors before the design is manufactured. Simulation also gives engineers the ability to test design alternatives. Engineers use the Company's verification products to identify functionality and performance issues while the cost to correct is still low.


Board System Design

The Company's Board design tools allow designers to select from a library of parts to be included in a board to simulate and test the performance of the board, to test for manufacturability, to analyze thermal and signal integrity, and to output the data required to manufacture the board. A "board" is a common way to package electronic circuits, and typically consists of epoxy material upon which ICs, application specific integrated circuits (ASICs), and discrete components such as resistors and capacitors are mounted. Products within the Board design flow include Design Architect-Registered Trademark-, Board Station-Registered Trademark- and the Company's Interconnect Synthesis (IS) products. In addition, on October 31, 1999, the Company purchased the assets of VeriBest, Inc. a subsidiary of Intergraph Corporation. VeriBest is a supplier of Board and other system EDA tools focused on the Windows and Window NT platforms. The VeriBest acquisition provides the Company with an industry recognized Board router and other Board design solutions. Overall, the Company expects the VeriBest product line to make Board design an area of growth in 2000 and beyond.

FPGA Design

The Company's Field Programmable Gate Array (FPGA) design solutions include Renoir-TM-, Leonardo-TM-, ModelSim-Registered Trademark-, and FPGA Advantage-TM-. Renoir, a Hardware Description Language (HDL) graphical entry product line, provides a highly automated environment for the design of electronic systems, using graphical tools to capture or reuse high-level designs and functional behavior. Sales of the Company's Leonardo Insight-TM- and Leonardo Spectrum-TM- products made it the number one provider of synthesis solutions for multi-million gate FPGAs. The Company's ModelSim simulation product is the market leader in the VHDL simulation market for ASICs and FPGAs. The Company's FPGA Advantage provides a complete design flow and a unified solution for FPGA design within a single tool.

Physical Verification/Analysis

The Company's Physical Verification and Analysis products include its Calibre-Registered Trademark-, xCalibre-Registered Trademark-, MachTA-TM-, and ELDO-TM- product lines. The Calibre product line is specifically engineered for physical verification of deep submicron circuit designs. The term "deep submicron" is generally defined as any IC manufacturing process that has transistor gate lengths under 0.35mu (microns). Calibre tools are used through physical design as well as during the last steps before a chip design is sent off to mask making and silicon manufacturing. The Calibre solution is relied upon by 19 of the world's 25 largest integrated device manufacturers, all the major Japanese IC companies, 80 percent of deep submicron library houses and the majority of the world's top foundries and ASIC vendors for physical verification of their deep submicron designs. In December 1999 Taiwan Semiconductor Manufacturing Company selected the Calibre product line as its physical verification tool for its deep submicron designs.

Xcalibre is the Company's brand for deep submicron IC back-end physical extraction products. The xCalibre product's complete design flow provides technology for deep submicron parasitic extraction. Parasitic extraction is the process of creating early in the design process, an electrical model representation of the physical connections present between devices in an IC. The xCalibre product provides the ability to organize vast amounts of input data, extract parasitics to the desired level of accuracy, and manage this extracted data into a form usable by post-layout analysis tools. Advances in deep submicron process technology and IC complexity have forced designers to seek new solutions for physical extraction. xCalibre products close the gap between creating designs for deep submicron processes and verifying the physical implementation of those designs at a system level.

The Mach TA tool provides fast, accurate, dynamic timing analysis and detailed transistor level circuit simulation with SPICE-like accuracy for memory and processor IC designs. The ELDO analog and system simulator products are primarily used for the design and verification of complex analog effects in digital circuits.

System-on-Chip Verification

System-on-Chip (SoC) Verification includes the Company's XRAY-Registered Trademark- and VRTX-Registered Trademark- embedded systems software products, the Seamless-Registered Trademark- hardware/software co-verification product, and the Celaro-TM- accelerated verification. Embedded systems control the function of hardware components dedicated to specialized tasks of such common consumer products as cellular telephones, set-top boxes and fax machines. Embedded systems software is also used in a range of other products in the aerospace, communications, medical instrumentation, transportation, computer, industrial and consumer markets. The Seamless product family enables simultaneous simulation of the hardware and software components of a system design. These tools verify the software-hardware interface by running the software against simulated models of the hardware. Seamless tools allow designers to verify software much earlier in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is still small and reduces the overall design cycle. The Celaro accelerated verification product of the Company's Meta Systems SRL (Meta) subsidiary is marketed outside of the U.S.

PLATFORMS
The Company's software products are available on UNIX, Windows NT and LINUX platforms in a broad range of price and performance levels. Platforms are purchased by customers primarily from Hewlett-Packard Company, Sun Microsystems, Inc. and Compaq Computer Corporation. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS
In 1999, the Company again focused its marketing and selling resources on a limited number of emerging products. Those products include the Calibre physical verification product, the Seamless hardware/software co-verification tool, and the IS routing products of its Interconnectix business unit. The Celaro products of the Company's Meta subsidiary were marketed as emerging products outside of the U.S. The Company's marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries.

The Company licenses its products through its direct sales force and sales representatives in North America and a sales force and distributors in the rest of the world. During the years ending December 31, 1999, 1998, and 1997 sales outside of the Americas accounted for 51%, 45% and 45% percent of total sales. The Company enters into foreign currency forward contracts to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations and significant exchange rate movements may have a material adverse impact on the Company's results. See pages 13-15, "Factors That May Affect Future Results and Financial Condition," for a discussion of the effect foreign currency fluctuation may have on the Company's business and operating results. Additional information relating to foreign and domestic operations is contained in Note 12 of Notes to consolidated financial statements beginning on Page 30, below.

No material portion of the Company's business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations in receipts of orders, which are typically stronger in the second and fourth quarters of the year. Due to the complexity of the Company's products, the selling cycle can be three to six months or longer. During the selling cycle the Company's account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company's products may also be "loaned" to customers for on-site evaluation. As is typical of many other companies in the electronics industry, the Company generally ships its products to customers within 180 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. Only those products requested for delivery within six months of the purchase order date are booked. Only those services requested for delivery within one year of the purchase order date are booked.

The Company licenses its products and some third party products pursuant to purchase and license agreements. The Company generally schedules deliveries only after receipt of purchase orders under these agreements.

UNIVERSITY PROGRAMS
The Company shares its technology and expertise with universities worldwide through its Higher Education Program (HEP). Founded in 1985 because the Company believes the success of the electronics industry is dependent upon highly skilled engineers, the HEP offers colleges and universities a cost-effective way to acquire the Company's products for teaching and academic research. This program helps to insure that engineering graduates enter industry proficient in the use of state-of-the-art tools and techniques. Through the HEP, the Company develops long term relationships with engineering colleges and universities around the world. The Company has partnerships with more than 436 colleges and universities worldwide.

BACKLOG
The Company's backlog of firm orders was approximately $81 million on December 31, 1999 as compared to $77 million on December 31, 1998. This backlog includes products not shipped and unfulfilled professional services and training contracts. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 1999 backlog of orders is expected to ship during 2000.

MANUFACTURING OPERATIONS
The Company's manufacturing operations primarily consist of reproduction of the Company's software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major West Coast sites in the U.S. The Company's line of accelerated verification products, which is comprised of both hardware and software, is manufactured in France. In 1999 the Company completed transfer of its European manufacturing and distribution from the Netherlands to Ireland. Mentor Graphics (Ireland) Limited is now responsible for manufacturing and distributing the Company's products to the European, Middle East, and African markets through the Company's established sales channels. The Company has a distribution center in Singapore which handles manufacturing and distribution in Asia.

PRODUCT DEVELOPMENT
The Company's research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 1999, 1998 and 1997, the Company expensed $118,848,000, $117,853,000 and $112,227,000 respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. Acquisitions accommodate the Company's focused strategic requirements by filling gaps in existing products or technologies, eliminating dependencies on third parties and providing the Company with an avenue into new lines of business. The Company's future success depends on its ability to develop or acquire competitive new products that satisfy customer requirements.

SUPPLIERS
A limited number of third party products fill gaps in the Company's existing product lines and allow it to offer products which are needed by customers but which are not central to the Company's business. Supplier agreements are sometimes used to explore possible new lines of business. Supplier agreements are typically multi-year agreements with royalty payments based on a percentage of product revenue. Customer support for supplier products is usually provided by the Company with the supplier providing backup support and research and development in the event of a problem with the product itself.


CUSTOMER SUPPORT AND CONSULTING
The Company has a worldwide organization to meet its customers' needs for software support. The Company offers support contracts providing software updates and support. Most of the Company's customers have entered into software support contracts. In December 1999, the Software Support Professionals Association (SSPA) announced that the Company's Customer Support Division had won its 1999 SSPA STAR (Software Technical Assistance Recognition) Award in the Complex Support category. The STAR Awards are given annually to recognize excellence in six areas of software and technical support. Competing companies undergo a rigorous self-nominating process. Applicants are then evaluated by SSPA's Advisory Board. The winner in Complex Support category must demonstrate a consistently high level of support for mission-critical applications used in scientific, engineering, and other highly technical environments. The Company's Customer Support Division also won the STAR Award in 1993, 1995 and 1998.

Mentor Consulting, the Company's consulting division, is comprised of a worldwide team of consulting professionals. The Company's consulting group was established in 1987. The services provided to customers by Mentor Consulting include advising customers on design process, design reuse and IC verification and test. Design process consulting helps customers improve how they design. Design reuse consulting helps customers modify existing designs for use in new designs. Mentor Consulting's model for delivering services, Knowledge-Sourcing, focuses on solving a customer's immediate design challenge while giving the organization the knowledge it needs to solve similar challenges in the future.

COMPETITION
The markets for the Company's products are competitive and are characterized by price reductions, rapid technological advances in application software, operating systems and hardware, and new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While many competitors are large companies with extensive capital and marketing resources, the Company also competes with small companies with little capital but innovative ideas.

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

The Company's principal competitors are Cadence Design Systems, Inc., Synopsys, Inc., Avant! Corporation, IKOS Systems, Inc., Wind River Systems Inc. and numerous small companies.

EMPLOYEES
The Company and its subsidiaries employed approximately 2,700 people full time as of December 31, 1999. The Company's success will depend in part on its ability to attract and retain employees who are in great demand. The Company continues to enjoy satisfactory employee relations.

PATENTS AND LICENSES
The Company holds 39 United States and 9 foreign patents on various technologies. In 1999, the Company was granted 7 patents and filed 32 patent applications worldwide. As of January 2000, the Company has a total of 74 patent applications filed and pending, 3 allowed but not issued, and an additional 19 in process but not yet filed. While the Company believes the pending applications relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that software patents are becoming increasingly important in the software industry.

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

The Company leases additional space in San Jose, California, and Boulder, Colorado, where some of its domestic research and development takes place, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Some additional research and development is done in locations outside the U.S. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2000.



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

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, which is based on a patent licensed to the Company and Meta and which Meta has a right to enforce, seeks damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta, which has been joined in the suit by Aptix Corporation of San Jose, California, will ultimately seek an injunction prohibiting further infringement by Quickturn. A trial in U.S. District Court is expected to occur in October 2000.

In July 1999, the Company filed suit in U.S. District Court for the District of Delaware against Quickturn alleging infringement of two Mentor Graphics owned patents by Quickturn's Mercury product. That lawsuit has been transferred to the Northern District of California. The Company is seeking a permanent injunction prohibiting sales of Quickturn's Mercury products in the U.S., along with damages and attorney's fees.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.


EXECUTIVE OFFICERS OF REGISTRANT
The following are the executive officers of the Company:


Name                       Position                              Age
-------------------------------------------------------------------------------
Walden C. Rhines           President, Chief Executive             53
                           Officer and Director
Gregory K. Hinckley        Executive Vice President,              53
                           Chief Operating Officer and
                           Chief Financial Officer
L. Don Maulsby             Senior Vice President,                 48
                           World Trade
Dean Freed                 Vice President,                        41
                           General Counsel and Secretary
Anne Wagner                Vice President and General Manager     47
                           HDL Design Division
Henry Potts                Vice President and General Manager     53
                           BSD Division
Donald Guiou               Vice President and General Manager     45
                           S/MI Division and Meta
Anthony B. Adrian          Vice President,                        57
                           Corporate Controller
Dennis Weldon              Treasurer                              52


-------------------------------------------------------------------------------
The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

Dr. Rhines has served as Director, President and Chief Executive Officer of the Company since joining the Company in October 1993. From 1972 to 1993, Dr. Rhines was employed by Texas Instruments Incorporated, a manufacturer of electrical and electronics products, where he held a variety of technical and management positions and was most recently Executive Vice President of Texas Instruments

Semiconductor Group. Dr. Rhines is currently a director of Cirrus Logic, Inc., and Triquint Semiconductor, Inc., both semiconductor manufacturers.

Mr. Hinckley has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer since joining the Company in January 1997. From November 1995 until December 1996 he held the position of Senior Vice President with VLSI Technology, Inc. (VLSI), a manufacturer of complex ASICs. From August 1992 until December 1996, Mr. Hinckley held the position of Vice President, Finance and Chief Financial Officer with VLSI. Mr. Hinckley is a director of Amkor Technology, Inc., an IC packaging, assembly and test services company.

Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999 he was president of Tri-Tech and Associates, a manufacturer's representative firm. From June 1997 to June 1998 he was Vice President of World Wide Sales and Marketing for Interphase Corporation, a manufacturer of high performance network and mass storage products. From April 1988 to December 1997 he was employed by VLSI Technology, Inc. where his duties included Vice President Worldwide Sales and Vice President and General Manager of its Computing Division.

Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995, and was Associate General Counsel and Assistant Secretary from 1990 to April 1994. He has been employed by the Company since January 1989.

Ms. Wagner has served as Vice President and General Manager of the Hardware Description Language (HDL) Design Division since April 1999. From June 1998 to April 1999, Ms. Wagner served as Vice President, Marketing. From 1996 to 1998, Ms. Wagner was Vice President of Corporate Marketing for the SunSoft operating company of Sun Microsystems, Inc. From 1977 to 1996, Ms. Wagner was employed by National Semiconductor Corporation where her duties included Vice President, Marketing and Communications. Ms. Wagner has been with the Company since June 1998.

Mr. Potts has served as Vice President and General Manager of the Board Systems Division (BSD) since April 1999. From 1997 to 1998 Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company. From 1994 to 1997 he was employed by Motorola Semiconductor where his duties included leading the development activities for Advanced Signal Processor Silicon and software products.

Mr. Guiou has served as Vice President and General Manager of the System Level Co-Design and Mixed-Signal IC Design (S/MI) Division since June 1998. Mr. Guiou served as General Manager of the S/MI Division from April 1998 to June 1998. From February 1996 to March 1998 Mr. Guiou served as Strategic Business Unit
(SBU) Director for the Simulation SBU. From August 1995 to January 1999, Mr. Guiou was the Director of Marketing for the IC/Mixed Signal Division. Mr. Guiou has been with the Company since August 1989.

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



                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock trades on the Nasdaq National Market under the symbol "MENT." The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by the Nasdaq National Market:


QUARTER ENDED        MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
----------------- ---------------- --------------- ---------------- ----------------
1999
   High               $ 15 1/16        $ 14 15/16      $ 14 3/4        $ 13 7/16
   Low                $  7 1/2         $ 11 1/2        $  8            $  7 3/4
----------------- ---------------- --------------- ---------------- ----------------
1998
   High               $ 11 1/8         $ 11 13/16      $ 11 1/16       $ 10 5/16
   Low                $  8 1/8         $  9 3/8        $  6 19/32      $  5 7/16
----------------- ---------------- --------------- ---------------- ----------------

As of December 31, 1999, the Company had 951 stockholders of record.

No dividends were paid in 1998 or 1999. The Company does not intend to pay dividends in the foreseeable future.

On October 31, 1999, as part of the purchase price for the acquisition of substantially all of the assets of VeriBest, Inc., the Company issued a warrant to VeriBest to purchase 500,000 shares of the Company's Common Stock for $15 per share exercisable from October 31, 2001 until October 31, 2002. The issuance of the warrant was exempt from registration under Section 4(2) of the Securities Act of 1933 because the issuance was made to only one sophisticated investor who acknowledged that the warrant is subject to securities law transfer restrictions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                              1999          1998          1997          1996          1995
----------------------------------------------- ------------- ------------- ------------- ------------- -------------
IN THOUSANDS,
EXCEPT PER SHARE DATA AND PERCENTAGES

STATEMENT OF OPERATIONS DATA
----------------------------------------------- ------------- ------------- ------------- ------------- -------------

Total revenues                                  $    511,134  $    490,393  $    454,727  $    447,886  $    432,517
Research and development                        $    118,848  $    117,853  $    112,227  $     92,905  $     86,782
Operating income (loss)                         $     15,880  $      4,742  $    (36,370) $     (9,849) $     52,554
Net income (loss)                               $      2,234  $       (519) $    (31,307) $     (4,978) $     50,506
Gross margin percent                                     77%           75%           65%           70%           73%
Operating income (loss)
  as a percent of revenues                                3%            1%          (8)%          (2)%           12%

PER SHARE DATA
----------------------------------------------- ------------- ------------- ------------- ------------- -------------

Net income (loss) per share - basic             $       0.03  $      (0.01) $      (0.48) $      (0.08) $       0.79
Net income (loss) per share - diluted           $       0.03  $      (0.01) $      (0.48) $      (0.08) $       0.78
Weighted average number of shares
  outstanding - basic                                 65,629        65,165        64,885        64,134        63,710
Weighted average number of shares
  outstanding - diluted                               66,324        65,165        64,885        64,134        65,134

BALANCE SHEET DATA
----------------------------------------------- ------------- ------------- ------------- ------------- -------------

Cash and investments, short-term                $    133,187  $    137,585  $    137,060  $    197,079  $    211,996
Cash and investments, long-term                 $         --  $         --  $         --  $     30,000  $     30,000
Working capital                                 $    133,203  $    148,313  $    148,191  $    200,848  $    213,491
Property, plant and equipment, net              $     83,970  $     95,214  $    103,452  $    102,253  $     99,605
Total assets                                    $    449,339  $    464,123  $    402,302  $    513,359  $    495,372
Short-term borrowings                           $         --  $     24,000  $         --  $      9,055  $      9,358
Long-term debt and other deferrals              $      1,221  $      1,425  $        617  $     56,375  $     55,054
Stockholders' equity                            $    288,780  $    295,282  $    277,537  $    319,640  $    326,226

----------------------------------------------- ------------- ------------- ------------- ------------- -------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL NUMERICAL REFERENCES IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE DATA

NATURE OF OPERATIONS

The Company is a supplier of EDA systems -- advanced computer software, accelerated verification systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

RECENT DEVELOPMENTS

In 1999, the Company completed two business combinations, which were accounted for as purchases. In January 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The purchase accounting allocation resulted in charges for in-process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The results of operations of Exemplar were previously included in the Company's results of operations for all periods presented as a result of the Company's original majority interest. On October 31, 1999, the Company purchased certain assets and all liabilities of VeriBest, Inc. (VeriBest) for cash, a warrant and assumed net liabilities with a total value of $19,100. The purchase accounting allocations resulted in a charge for in-process R&D of $5,200, goodwill of $7,500, and capitalized technology of $6,400. The results of operations of VeriBest are included in the Company's consolidated financial statements only from the date of acquisition forward.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

YEAR ENDED DECEMBER 31,                           1999         CHANGE          1998         CHANGE          1997
--------------------------------------------- ------------- ------------- -------------- ------------- --------------
System and software revenues                  $    295,325        6%      $    277,396        18%      $    235,808
System and software gross margins             $    265,599        6%      $    250,860        38%      $    182,316
         Gross margin percent                        90%                         90%                          77%
Service and support revenues                  $    215,809        1%      $    212,997        (3)%     $    218,919
Service and support gross margins             $    127,481       10%      $    116,036         2%      $    113,378
         Gross margin percent                        59%                         55%                          52%
Total revenues                                $    511,134        4%      $    490,393         8%      $    454,727
Total gross margins                           $    393,080        7%      $    366,896        24%      $    295,694
         Gross margin percent                        77%                         75%                          65%

--------------------------------------------- ------------- ------------- -------------- ------------- --------------

SYSTEM AND SOFTWARE

System and software revenues are derived from the sale of licenses of software products, third party owned software products for which the Company pays royalties, accelerated verification systems and some workstation hardware. For 1999, the increase in system and software revenue was attributable to increased accelerated verification systems sales and to a lesser extent, increased software product sales. The current accelerated verification systems product offering named Celaro was available for the entire year and realized continued market acceptance and demand in Europe and Japan. The Company's accelerated verification products are not available in U.S. markets. See "Part I - Item 3. Legal Proceedings" for further discussion. The growth in software product revenues in 1999 was primarily attributable to growth of the Company's newer product offerings, offset in part by a decline in sales of its older products during the year. In addition, software revenues were favorably affected by the acquisition of VeriBest on October 31, 1999 for which no revenues were reported prior to the acquisition date. For 1998, the increase in software product revenues was attributable to growth of the Company's newer product offerings. In addition, the Company realized improved demand for several of the Company's older product offerings in 1998 as a result of product upgrades such as Year 2000 compliance and ports to the Windows NT platform. Accelerated verification revenue also improved in 1998 as next generation Celaro systems began shipping in the first half of the year. For 1998, these increases occurred despite the weakening of the Japanese Yen versus the U.S. dollar which negatively impacted revenues. See "Geographic Revenues Information" for further discussion.

System and software gross margins were approximately flat in 1999 compared to 1998, as there were no significant increased costs such as technology amortization or third party royalties. Gross margins were significantly higher for 1998 compared to 1997 due to lower costs for direct materials and overhead, lower third party product sales for which royalties were paid, lower purchased technology and capitalized software development costs amortization, and a write-down of certain previously capitalized software development costs in 1997.

Amortization of previously capitalized software development costs to system and software cost of revenues was zero in 1999 and 1998 compared to $5,448 in 1997. In 1997, the Company recognized impairment in value of certain previously capitalized software development costs primarily as a result of the accelerated decline in sales of older software product offerings. These costs, which totaled $5,358, were determined to be unrecoverable and were charged to system and software cost of revenues in the first quarter of 1997. Amortization of purchased technology costs to system and software cost of revenues was $1,363, $2,278 and $5,484 for 1999, 1998 and 1997, respectively. The decline in amortization in 1999 and 1998 was attributable to a significant decline in business acquisitions in 1998 and 1997 and accelerated amortization of technologies in 1997 where assets were impaired or disposed of. Purchased technology costs are amortized over a three-year period to system and software cost of revenues.

SERVICE AND SUPPORT

Service and support revenues consist of revenues from annual software support contracts and professional services, which includes consulting services, training services, custom design services and other services. For 1999 compared to 1998, software support was approximately flat while professional service revenues increased slightly. For 1998 compared to 1997, the decrease was due primarily to an approximate 20% decrease in professional service revenues offset by a slight increase in support revenues.

For 1999, the flattening of software support revenues was due in part to pricing pressures in the EDA industry and low growth of software product sales. For 1998, growth levels for software support revenues compared to software product revenues were lower due in part to the carryover effect of the prior year decline in software product revenues. Since growth in software support is affected by continued success of the software product offerings, increases in the Company's installed customer base, and the impact of acquisitions, future software support revenue levels are difficult to predict.

Professional service revenues totaled approximately $50,000, $49,000, and $60,000 in 1999, 1998 and 1997, respectively. The flattening of revenues in 1999 was due to a strategy to increase focus on engagements that help customers better utilize the Company's products and substantially decrease focus on custom design service engagements. The decrease in 1998 compared to 1997 was due to the initial implementation of this strategy. In addition, consulting engagements with printed circuit board design customers declined in 1998 due in part to lower printed circuit board software product sales in 1998.

Service and support gross margins increased in 1999 as a result of improved professional service gross margins, due in part to the cost structure improvements associated with the strategic changes previously discussed. Service and support gross margins increased in 1998 as a result of higher software support revenues and approximately flat software support cost of revenues. Professional service gross margins were negative in 1998 as several prior period contracts continued to require resources.

GEOGRAPHIC REVENUES INFORMATION

Americas revenues including service and support revenues, decreased by 8% from 1998 to 1999 and increased by 8% from 1997 to 1998. Revenues outside of the Americas represented 51% of total revenues in 1999 and 45% of revenues in 1998 and 1997. European revenues increased by approximately 3% from 1998 to 1999 and 23% from 1997 to 1998. Decreased domestic versus international revenues in 1999 were attributable to sales of accelerated verification systems outside the U.S. Increased European revenues in 1998 were attributable to improved economic conditions primarily in the telecommunications industry and increased demand for newer product offerings. The effects of exchange rate differences from European currencies to the U.S. dollar for 1999 and 1998 were not significant. Japanese revenues increased by approximately 52% from 1998 to 1999 and decreased by approximately 17% from 1997 to 1998. The effects of exchange rate differences from the Japanese yen to the U.S. dollar positively impacted revenues by approximately 20% in 1999 and negatively impacted revenues by approximately 10% in 1998. Exclusive of currency effects, higher revenue levels in Japan in 1999 were primarily attributable to increased sales of accelerated verification systems. For 1998, lower revenue levels in Japan were the result of continued economic difficulties. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

YEAR ENDED DECEMBER 31,                           1999         CHANGE          1998         CHANGE          1997
--------------------------------------------- ------------- ------------- -------------- ------------- --------------
Research and development                      $    118,848        1%      $    117,853         5%      $    112,227
     Percent of total revenues                       23%                         24%                          25%
Marketing and selling                         $    172,622        2%      $    169,034         7%      $    157,343
     Percent of total revenues                       34%                         35%                          35%
General and administration                    $     47,134        3%      $     45,825         5%      $     43,636
     Percent of total revenues                        9%                          9%                          10%
Special charges                               $     25,821       23%      $     20,942        11%      $     18,858
     Percent of total revenues                        5%                          4%                           4%
Merger and acquisition related charges        $     12,775       50%      $      8,500        --       $        --
     Percent of total revenues                        3%                          2%                            --
--------------------------------------------- ------------- ------------- -------------- ------------- --------------

RESEARCH AND DEVELOPMENT

As a percent of revenue, R&D costs decreased slightly from 1998 to 1999 and 1997 to 1998. For 1999, increased R&D expenses were attributable to the purchase of VeriBest on October 31, 1999 offset in part by business disposals throughout 1998 and to a lesser extent 1999. During 1999, the Company disposed of two business units which were not core to its strategy, one of which was a R&D organization and the other was a professional service organization. During 1998, the Company disposed of several businesses which were not core to its strategy which reduced R&D costs by approximately $6,000 compared to 1997. Increased spending for activities more closely aligned to Company strategy offset these savings. During 1997, 1998 and 1999, the Company did not capitalize software development costs based on the timing and content of product development activities. As a result, costs eligible for capitalization were not significant and have been expensed on a current basis. The Company does not expect significant capitalization in 2000.

MARKETING AND SELLING

For 1999 compared to 1998, the increase in marketing and selling costs was principally attributable to increased product sales through the Company's direct sales force and third party distributors, the acquisition of VeriBest previously discussed and the negative effect of exchange rates for the Japanese yen. These increases were offset in part by savings resulting from subsidiary divestitures. In 1998 the increase in marketing and selling costs was principally attributable to increased product sales through the Company's direct sales force and third party distributors, offset in part by savings resulting from subsidiary divestitures. A weaker U.S. dollar during 1999 increased expenses by approximately 15% in Japan, while a stronger U.S. dollar during 1998 reduced expenses by approximately 10%.

GENERAL AND ADMINISTRATION

For 1999 compared to 1998 general and administrative (G&A) costs remained flat as a percent of sales. The increase in absolute dollars was attributable to the acquisition of VeriBest previously discussed, some headcount overlap and training costs associated with the transition of the European distribution center to Ireland and increased costs to support the higher sales volume. The distribution center overlap costs were significantly reduced by the second quarter of 1999. For 1998 compared to G&A costs decreased as a percent of sales due to subsidiary divestitures and higher sales volume. For 1998, the absolute dollar increase in G&A was attributable to increased headcount to maintain and support business systems and support higher sales volume.


SPECIAL CHARGES

During 1999, the Company recorded special charges of $25,821. The charges included costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, the terminated acquisition negotiations for certain assets and liabilities of an EDA software company, and two subsidiary divestitures and related employee terminations. In addition, the Company incurred costs for other employee terminations due in part to the acquisition of VeriBest and recognized impairment in value of certain goodwill. Substantially all of these costs were expended in 1999 and the remaining amount should be expended in the first half of 2000. There have been no significant modifications to the amount of the charges.

During 1998, the Company recorded special charges of $20,942. The charges primarily consist of four subsidiary divestitures, moving of the European distribution center to Ireland, related terminations arising from the divestitures and the distribution center move, and impairment in value of certain assets. Substantially all of these costs were expended in 1998 and the remaining amount was primarily expended in the first half of 1999.
There were no significant modifications to the amount of the charges.

During 1997, the Company recorded special charges of $18,858. The charges consisted of disposals of subsidiaries and related employee terminations, early termination of an interest rate swap agreement, recognition of the impairment in value of certain goodwill and purchased technology and some streamlining of worldwide operations and reserves for various legal claims. Substantially all of the costs associated with these charges were expended in 1997 and the first half of 1998. There were no significant modifications to the amount of the charges.


MERGER AND ACQUISITION RELATED CHARGES

In 1999, the Company completed two business combinations which were accounted for as purchases. In January 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar, for cash and stock options valued at $13,003. The purchase accounting allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. On October 31, 1999, the Company purchased certain assets and all liabilities of VeriBest for cash, a warrant and assumed net liabilities with a total value of $19,100. The purchase accounting allocations resulted in a charge for in-process R&D of $5,200.

In 1998, the Company completed three business combinations which were accounted for as purchases. The purchase accounting allocations resulted in charges for in-process R&D of $8,500, goodwill of $6,613, and technology capitalization of $1,400.


OTHER INCOME (EXPENSE), NET

YEAR ENDED DECEMBER 31,                     1999               1998              1997
--------------------------------- ------------------ ----------------- ------------------
Other income (expense), net            $    (13,011)      $    (4,721)      $      3,319

--------------------------------- ------------------ ----------------- ------------------

Other income (expense) was negatively impacted by legal costs associated with the ongoing patent litigation with Quickturn, which became a subsidiary of Cadence Design Systems, Inc. in the second quarter of 1999. These costs totaled $15,312 in 1999 compared to $10,301 and $4,675 for 1998 and 1997, respectively.
The 1998 to 1999 increase was attributable to a legal settlement of $3,000 for the Portland, Oregon SimExpress trial and other trial related costs during the first half of 1999. The 1997 to 1998 increase was attributable to license fees for certain intellectual property rights licensed from Aptix Corporation and expenses attributable to a patent infringement lawsuit filed jointly by a subsidiary of the Company and Aptix against Quickturn. See "Part I Item 3. Legal Proceedings" for further discussion. Interest income was $7,152, $7,771 and $7,723 in 1999, 1998 and 1997, respectively. Interest expense was $993, $768 and $555 in 1999, 1998 and 1997, respectively. Foreign currency loss was $1,006 in 1999 compared to a loss of $79 in 1998 and a gain of $167 in 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision (benefit) for income taxes was $635, $540, and $(1,744) in 1999, 1998 and 1997, respectively. The tax provision (benefit) in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

Because the Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carryforwards and tax expense for subsidiaries with pre-tax income, the Company's income tax position and resultant effective tax rate is uncertain for 2000 and beyond.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company's revenues are generated outside of the United States. For 1999, 1998 and 1997, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company's results of operations.

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the consolidated balance sheets, increased to $19,664 at December 31, 1999, from $14,176 at the end of 1998. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 1998 as a result of a stronger U.S. dollar at the close of 1998 versus 1999.

NEW ACCOUNTING PRONOUNCEMENTS


In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value will be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 137 as required in 2001. The Company has not determined the impact that SFAS No. 137 will have on its financial statements but does not expect it to have a material impact on its consolidated financial statements.

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4. SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method revenue is recognized as follows:
(1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. Also, the provisions of SOP 97-2 that were deferred by SOP 98-4 will continue to be deferred until the date SOP 98-9 becomes effective. The Company has applied the residual method to multi-element transactions when VSOE was not present for all delivered elements in 1999.



LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31,                                                                   1999              1998
-------------------------------------------------------------------------------- ----------------- ------------------
Current assets                                                                        $   290,919       $    314,559
Cash and investments, short-term                                                      $   133,187       $    137,585
Cash provided by operations                                                           $    61,351       $      2,766
Cash used for investing activities, excluding short-term investments                  $   (22,944)      $    (40,651)
Cash provided (used) by financing activities                                          $   (43,356)      $     35,261

-------------------------------------------------------------------------------- ----------------- ------------------

CASH AND INVESTMENTS

Cash provided by operations was $61,351, an increase of $58,585 from 1998. Net income of $2,234, a decrease in prepaid expenses and other of $6,036, a decrease in trade accounts receivable of $18,493 and non-cash asset write-downs and business disposals of $32,271 positively impacted cash provided by operations in 1999. Cash provided by operations was negatively impacted by payments related to special charges taken in 1999 and an increase in term receivables, long-term of $3,153. For 1998, a net loss of $519 and an increase in term receivables, long-term of $4,380 negatively impacted cash provided by operations, offset by non-cash asset write-downs and business disposals totaling $20,828.

Cash used for investing activities includes capital expenditures of $15,565 and $21,627 in 1999 and 1998, respectively. In 1999, the purchase of equity interests of Exemplar and asset purchase of VeriBest totaled $18,579, compared to the purchase of equity interests of Mentor Korea LTD, CLK CAD, OPCT and Quickturn of $19,024 in 1998. For 1999, investing cash flows were positively impacted by cash received from the sale of Quickturn stock of $8,191. In 1999, the repayment of all prior year short-term borrowings reduced financing cash flows. In 1998, cash provided by financing activities was favorably impacted by short-term borrowings of $24,000 to meet short-term cash demands of foreign subsidiaries. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $14,197 and $11,381 in 1999 and 1998, respectively. In 1999, repurchases of common stock of $33,553 and repayment of short-term borrowings of $24,000 offset this increase.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $125,417 at December 31, 1999 from $134,959 at December 31, 1998. Excluding the current portion of term receivables of $54,375 and $44,362, average days sales outstanding were 41 days and 56 days at December 31, 1999 and December 31, 1998, respectively. Average days sales outstanding in total accounts receivable decreased from 84 days at the end of 1998 to 73 days at the end of 1999. This decrease in average trade receivable days sales outstanding and the trade accounts receivable balance was primarily attributable to the sale of $23,011 of short-term accounts receivable to a financing institution on a non-recourse basis in the fourth quarter of 1999.


PREPAID EXPENSES AND OTHER

Prepaid expenses and other decreased $8,582 from December 31, 1998 to December 31, 1999. This decrease was primarily due to the write-off of capitalized acquisition costs related to the unsolicited tender offer for Quickturn of $4,614 in 1999 due to the Company's withdrawal of the offer. In addition, the accelerated verification systems inventory balance decreased by $4,555 due to shipments in 1999.


TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $31,695 at December 31, 1999 compared to $27,315 at December 31, 1998. The balances were attributable to demand for multi-year, multi-element term license and perpetual license installment sales agreements principally from the Company's top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to ongoing demand for agreements of this nature.


DEFERRED REVENUE

Deferred revenue increased $9,941 from December 31, 1998 to December 31, 1999 which was primarily attributable to the VeriBest acquisition.


CAPITAL RESOURCES

Expenditures for property and equipment decreased to $15,565 for 1999 compared to $21,627 for 1998. The decrease in capital expenditures was a result of fewer individually significant projects in 1999 as compared to 1998. In 1999, the Company completed two business combinations, which resulted in cash payments of $18,579. In 1998, the Company completed three business acquisitions and purchased Quickturn stock, which resulted in cash payments of $19,024. The Company anticipates that current cash balances anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


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

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and related obsolescence issues, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part I-Item 3. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States and Germany. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions could adversely effect the Company's ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

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

YEAR 2000

In 1998, the Company began working to address the possible effects of the potential inability of computer programs to adequately process date information after December 31, 1999 (Year 2000). The Company conducted a review of its products, information technology and facilities computer systems to identify all software that could be affected by the Year 2000 issue and developed and executed plans to address it. These actions were completed in the fourth quarter of 1999. With the passing of January 1, 2000, the Company can report that no significant Year 2000 problems arose. Identifiable expenditures through the fourth quarter of 1999 totaled approximately $4,145. These costs were expensed as incurred. No further significant expenditures related to the Year 2000 issue are expected.

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

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1999. In accordance with the Company's investment policy all investments mature in twelve months or less.

                                                                CARRYING            AVERAGE
PRINCIPAL (NOTIONAL) AMOUNTS IN U.S. DOLLARS:                     AMOUNT      INTEREST RATE
------------------------------------------------------- ----------------- ------------------
IN THOUSANDS, EXCEPT INTEREST  RATES
Cash equivalents - fixed rate                                 $   68,749          4.25%
Short-term investments - fixed rate                               37,550          5.17%
                                                        ----------------- -------------

     Total interest bearing instruments                       $  106,299          4.58%
                                                        ================= =================

------------------------------------------------------- ----------------- ------------------

FOREIGN CURRENCY RISK

The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. At December 31, 1999 and 1998, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counter-parties to these contracts. Looking forward, the Company does not expect any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

The following table provides information about the Company's foreign exchange forward contracts at December 31, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at December 31, 1999. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

                                                                    AVERAGE
SHORT-TERM FORWARD CONTRACTS:                     AMOUNT      CONTRACT RATE
--------------------------------------- ----------------- ------------------

Forward Contracts:
     Euro                                     $   37,969        $   1.01
     Swedish krona                                 6,518            8.50
     British pound sterling                        5,726            1.57
     Swiss franc                                   3,050            1.59
     Japanese yen                                  1,574          101.78
     Other                                           960           --
--------------------------------------- ----------------- ------------------

The unrealized gain (loss) on the outstanding forward contracts at December 31, 1999 was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                      1999             1998            1997
-------------------------------------------------------- ------------- --------------- ----------------
IN THOUSANDS, EXCEPT PER SHARE DATA
REVENUES:
     System and software                                 $    295,325     $   277,396     $    235,808
     Service and support                                      215,809         212,997          218,919
                                                         ------------     -----------     ------------

               Total revenues                                 511,134         490,393          454,727
                                                         ------------     -----------     ------------

COST OF REVENUES:
     System and software                                       29,726          26,536           53,492
     Service and support                                       88,328          96,961          105,541
                                                         ------------     -----------     ------------

               Total cost of revenues                         118,054         123,497          159,033
                                                         ------------     -----------     ------------

               Gross margin                                   393,080         366,896          295,694
                                                         ------------     -----------     ------------

OPERATING EXPENSES:
     Research and development                                 118,848         117,853          112,227
     Marketing and selling                                    172,622         169,034          157,343
     General and administration                                47,134          45,825           43,636
     Special charges                                           25,821          20,942           18,858
     Merger and acquisition related charges                    12,775           8,500               --
                                                         ------------     -----------     ------------

         Total operating expenses                             377,200         362,154          332,064
                                                         ------------     -----------     ------------

OPERATING INCOME (LOSS)                                        15,880           4,742          (36,370)
     Other income (expense), net                              (13,011)         (4,721)           3,319
                                                         ------------     -----------     ------------

         Income (loss) before income taxes                      2,869              21          (33,051)
     Provision (benefit) for income taxes                         635             540           (1,744)
                                                         ------------     -----------     ------------

         Net income (loss)                               $      2,234     $      (519)    $    (31,307)
                                                         ============     ============    ============

     Net income (loss) per share:
         Basic                                           $       0.03      $    (0.01)    $      (0.48)
                                                         ============     ============    ============
         Diluted                                         $       0.03      $    (0.01)    $      (0.48)
                                                         ============     ============    ============
     Weighted average number of shares outstanding:
         Basic                                                 65,629          65,165           64,885
                                                         ============     ============    ============
         Diluted                                               66,324          65,165           64,885
                                                         ============     ============    ============

------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31,                                                                       1999              1998
-------------------------------------------------------------------------------- ----------------- ------------------
IN THOUSANDS
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $    95,637       $    118,512
     Short-term investments                                                                37,550             19,073
     Trade accounts receivable, net of allowance for doubtful
         accounts of $2,804 in 1999 and $2,987 in 1998                                    125,417            134,959
     Other receivables                                                                      6,440              7,575
     Prepaid expenses and other                                                            14,921             23,503
     Deferred income taxes                                                                 10,954             10,937
                                                                                 ----------------  -----------------

         Total current assets                                                             290,919            314,559

PROPERTY, PLANT AND EQUIPMENT, NET                                                         83,970             95,214
TERM RECEIVABLES, LONG-TERM                                                                31,695             27,315
OTHER ASSETS, NET                                                                          42,755             27,035
                                                                                 ----------------  -----------------

         Total assets                                                                 $   449,339       $    464,123
                                                                                 ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
     Short-term borrowings                                                            $        --       $     24,000
     Accounts payable                                                                       9,979             10,101
     Income taxes payable                                                                  22,599             20,408
     Accrued payroll and related liabilities                                               41,628             41,958
     Accrued liabilities                                                                   37,085             33,295
     Deferred revenue                                                                      46,425             36,484
                                                                                 ----------------  -----------------

         Total current liabilities                                                        157,716            166,246

OTHER LONG-TERM DEFERRALS                                                                   1,221              1,425
                                                                                 ----------------  -----------------

         Total liabilities                                                                158,937            167,671
                                                                                 ----------------  -----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                           1,622              1,170

STOCKHOLDERS' EQUITY:
     Common stock, no par value, authorized 100,000 shares; 64,338 and 65,739
         issued and outstanding for 1999 and 1998, respectively                           289,478            303,352
     Incentive stock, no par value, authorized 1,200 shares; none issued                       --                 --
     Accumulated deficit                                                                  (20,362)           (22,246)
     Accumulated other comprehensive income
         -  foreign currency translation adjustment                                        19,664             14,176
                                                                                 ----------------  -----------------

         Total stockholders' equity                                                       288,780            295,282
                                                                                 ----------------  -----------------

         Total liabilities and stockholders' equity                                   $   449,339       $    464,123
                                                                                 ================  =================

-------------------------------------------------------------------------------- ----------------- ------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
IN THOUSANDS
OPERATING CASH FLOWS:
Net income (loss)                                                  $      2,234       $      (519)      $    (31,307)

Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization of
       property, plant and equipment                                     21,717            27,235             27,516
     Deferred taxes                                                      (5,143)           (2,223)            (8,434)
     Amortization of other assets                                         3,740             3,503             11,604
     Write-down of assets                                                25,718            16,315             12,422
     Business disposals                                                   6,553             4,513              5,395
     Gain on sale of investments                                         (3,669)               --                 --

Changes in operating assets and liabilities:
     Trade accounts receivable                                           18,493           (24,325)               711
     Prepaid expenses and other                                           6,036            (9,580)             5,036
     Term receivables, long-term                                         (3,153)          (23,850)            (3,465)
     Accounts payable                                                      (325)             (848)            (3,593)
     Accrued liabilities                                                (14,583)            8,484             (2,662)
     Other liabilities and deferrals                                      3,733             4,061                631
                                                              -----------------  ----------------  -----------------

Net cash provided by operating activities                                61,351             2,766             13,854
                                                              -----------------  ----------------  -----------------

INVESTING CASH FLOWS:
     Net maturities (purchases) of short-term investments               (18,477)           33,585            (21,746)
     Purchases of property, plant and equipment, net                    (15,565)          (21,627)           (32,614)
     Proceeds from sale of property, plant and equipment                  3,009                --                 --
     Purchases of equity interests and business                         (18,579)          (19,024)                --
     Proceeds from sale of investments                                    8,191                --                 --
     Purchases of technologies                                               --                --             (2,992)
                                                              -----------------  ----------------  ------------------

Net cash used by investing activities                                   (41,421)           (7,066)           (57,352)
                                                              ------------------ ----------------- ------------------

FINANCING CASH FLOWS:
     Proceeds from issuance of common stock                              14,197            11,381              9,447
     Proceeds (repayment) of short-term borrowings                      (24,000)           24,000             (8,782)
     Repayment of long-term debt                                             --              (120)           (52,321)
     Repurchase of common stock                                         (33,553)               --            (15,940)
     Decrease in cash and investments, long-term                             --                --             30,000
                                                              -----------------  ----------------  -----------------

Net cash provided (used) by financing activities                        (43,356)           35,261            (37,596)
                                                              ------------------ ----------------  ------------------
Effect of exchange rate changes on
     cash and cash equivalents
                                                                            551             3,149                 90
                                                              -----------------  ----------------  -----------------

Net change in cash and cash equivalents                                 (22,875)           34,110            (81,004)
Cash and cash equivalents at beginning of period                        118,512            84,402            165,406
                                                              -----------------  ----------------  -----------------

Cash and cash equivalents at end of period                         $     95,637       $   118,512       $     84,402
                                                              =================  ================  =================

------------------------------------------------------------- ------------------ ----------------- ------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------
                                                                         ACCUMULATED
                                                             RETAINED       OTHER                           TOTAL
                                           COMMON STOCK      EARNINGS   COMPREHENSIVE   COMPREHENSIVE    STOCKHOLDERS'
                                        SHARES     AMOUNT    (DEFICIT)  INCOME (LOSS)    INCOME (LOSS)      EQUITY
-------------------------------------- ---------- ---------- ---------- --------------- ---------------- -------------
IN THOUSANDS
BALANCE AT DECEMBER 31, 1996              64,608  $297,756   $   9,786      $   12,098                    $   319,640
                                       ---------  --------   ---------  --------------                   ------------

Net loss                                      --        --     (31,307)             --        (31,307)        (31,307)
   Foreign currency translation
     adjustment, net of tax benefit
     of $1,214                                --        --          --          (4,303)        (4,303)         (4,303)
                                                                                        -------------
Comprehensive loss                            --        --          --              --    $   (35,610)             --
                                                                                        ==============

Stock issued under stock option and
   stock purchase plans and tax
   benefit associated with options         1,414     9,447          --              --                          9,447
Repurchase of common stock                (1,655)  (15,940)         --              --                        (15,940)
                                       ---------  --------   ---------  --------------                   ------------

BALANCE AT DECEMBER 31, 1997              64,367   291,263     (21,521)          7,795                        277,537
                                       ---------  --------   ---------  --------------                   ------------

Net loss                                      --        --        (519)             --           (519)           (519)
   Foreign currency translation
     adjustment, net of tax expense
     of $1,800                                --        --          --           6,381          6,381           6,381
                                                                                        -------------
Comprehensive income                          --        --          --              --    $     5,862              --
                                                                                        =============

Stock issued under stock option and
   stock purchase plans and tax
   benefit associated with options         1,372    11,381          --              --                         11,381
Stock options issued for acquisition
   of business                                --       708          --              --                            708
Dividends to minority owners                  --        --        (206)             --                           (206)
                                       ---------  --------   ---------  --------------                   ------------

BALANCE AT DECEMBER 31, 1998              65,739   303,352     (22,246)         14,176                        295,282
                                       ---------  --------   ---------  --------------                   ------------

Net income                                    --        --       2,234              --          2,234           2,234
   Foreign currency translation
     adjustment, net of tax expense
     of $1,548                                --        --          --           5,488          5,488           5,488
                                                                                        -------------
Comprehensive income                          --        --          --              --    $     7,722              --
                                                                                        =============

Stock issued under stock option and
   stock purchase plans and tax
   benefit associated with options         2,127    14,197          --              --                         14,197
Stock options and a warrant issued
   for acquisition of business                --     5,482          --              --                          5,482
Repurchase of common stock                (3,528)  (33,553)         --              --                        (33,553)
Dividends to minority owners                  --        --        (350)             --                           (350)
                                       ---------  --------   ---------  --------------                   ------------

BALANCE AT DECEMBER 31, 1999              64,338  $289,478   $ (20,362)     $   19,664                    $   288,780
                                       =========  ========   =========  ==============                   ============

-------------------------------------- ---------- ---------- ---------- --------------- ---------------- -------------

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

FOREIGN CURRENCY TRANSLATION
Local currencies are the functional currencies for the Company's foreign subsidiaries except for the Netherlands, Ireland and Singapore where the U.S. dollar is used as the functional currency. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

FINANCIAL INSTRUMENTS
The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. At December 31, 1999 and 1998, the Company had forward contracts and options outstanding of $85,247 and $126,955, respectively, to primarily buy and sell various foreign currencies. These contracts generally have maturities which do not exceed twelve months. At December 31, 1999 and 1998, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

The Company places its cash equivalents and short-term investments with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, and short-term borrowings approximate fair value because of the short-term nature of these instruments. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. Short-term investments are classified as available for sale and are recorded at amortized cost, which approximates market value. These investments mature in less than one year.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost. Expenditures for additions to property, plant and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of buildings and building equipment, and land improvements, is computed on a straight-line basis over lives of forty and twenty years, respectively. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted non-discounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Fair value for goodwill is determined based on non-discounted cash flows or appraised values.

INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not test, the Company has established a valuation allowance.

REVENUE RECOGNITION
The Company has adopted the provisions of Statement of Position (SOP) 97-2 "Software Revenue Recognition." Under SOP 97-2, license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations remain, the fee is fixed or determinable and collectibility is probable. Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements. Product revenues from term or installment sales agreements which include either perpetual or term licenses are with the Company's top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenues from subscription-type term license agreements, which typically include software, rights to future software products, and services, are deferred and recognized ratably over the term of the subscription period. Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amends SOP 97-2 and supercedes SOP 98-4. SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method revenue is recognized as follows:
(1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. Also, the provisions of SOP 97-2 that were deferred by SOP 98-4 will continue to be deferred until the date SOP 98-9 becomes effective. The Company has applied the residual method to multi-element transactions when VSOE was not present for all delivered elements. Application of the residual method did not have a material impact on the Company's consolidated financial statements.

TRANSFER OF FINANCIAL ASSETS
The Company finances certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

SOFTWARE DEVELOPMENT COSTS
The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. In 1998 and 1999, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs during these periods since the amounts have not been material.

Amortization of capitalized software development costs is calculated as the greater of the ratio that the current product revenues bear to estimated future revenues or the straight-line method over the expected product life cycle of approximately three years. Amortization is included in system and software cost of revenues in the consolidated statements of operations and was zero for the years ended December 31, 1999 and 1998 and $5,448 for the year ended December 31, 1997.

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

The Company recognized impairment in value of certain goodwill and purchased technology, which resulted in associated write-downs of $2,384 and $0 in 1999, $2,732 and $2,708 in 1998 and $2,056 and $2,370 in 1997, respectively. Total goodwill and purchased technology amortization expenses were $4,495, $2,935, and $6,263 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

Common stock equivalents of 695 related to stock options have been included in diluted earnings per share for the year ended December 31, 1999. Common stock equivalents related to stock options are anti-dilutive in a net loss year and, therefore, are not included in 1998, and 1997 diluted net loss per share.

COMPREHENSIVE INCOME (LOSS)
On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

USE OF ESTIMATES
Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS AND RESTATEMENTS
Certain reclassifications have been made in the accompanying consolidated financial statements for 1997 and 1998 to conform with the 1999 presentation.


2.   SPECIAL CHARGES

Following is a summary of the major elements of the special charges:

YEAR ENDED DECEMBER 31,                        1999               1998              1997
------------------------------------- ------------------ ----------------- ------------------
Employee severance                         $      4,877       $     4,982        $     2,322
Asset impairments                                 2,384             7,377              5,541
Business disposals                                9,888             4,513              5,395
Reserves for various claims                          --             1,860              3,950
Terminated acquisitions                           7,714                --                 --
Other                                               958             2,210              1,650
                                      -----------------  ----------------  -----------------

     Total                                 $     25,821       $    20,942        $    18,858
                                      =================  ================  =================

------------------------------------- ------------------ ----------------- ------------------


During 1999, the Company recorded special charges of $25,821. The charges included costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, the terminated acquisition negotiations for certain assets and liabilities of an EDA software company, and two subsidiary divestitures and related employee terminations. In addition the Company incurred costs for other employee terminations due in part to the acquisition of VeriBest, Inc. (VeriBest) and recognized impairment in value of certain goodwill. Substantially all of these costs were expended in 1999 and the remaining amount should be expended in the first half of 2000. There have been no significant modifications to the amount of the charges.

During 1998, the Company recorded special charges of $20,942. The charges primarily consist of four subsidiary divestitures, moving of the European distribution center to Ireland to strengthen the Company's tax position, related terminations arising from the divestitures and the distribution center move, and impairment in value of certain assets. Substantially all of these costs were expended in 1998 and the remaining amount was expended in the first half of 1999 and there have been no significant modifications to the amount of the charges.

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


3.   MERGERS AND ACQUISITIONS

In 1999, the Company completed two business combinations which were accounted for as purchases. In January 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The purchase accounting allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The results of operations of Exemplar were previously included in the Company's results of operations for all periods presented as a result of the Company's original majority interest. On October 31, 1999, the Company purchased certain assets and all liabilities of VeriBest for cash, a warrant and assumed net liabilities with a total value of $19,100. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $5,200, capitalized goodwill of $7,500, and capitalized technology of $6,400. The results of operations of VeriBest are included in the Company's consolidated financial statements only from the date of acquisition forward.

In connection with these acquisitions, the Company recorded one-time charges to operations for the write-off of Exemplar's and VeriBest's in-process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on management's estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results.

The following Mentor Graphics and VeriBest pro forma information assumes the acquisition occurred as of the beginning of the earliest year presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.


YEAR ENDED DECEMBER 31,                                  1999               1998
---------------------------------------------- ----------------- ------------------
Revenues                                                534,220            518,636
Net loss                                                 (5,534)           (16,262)
Basic and diluted net loss per share                   $  (0.08)          $  (0.25)

---------------------------------------------- ----------------- ------------------


In 1998, the Company completed three business combinations which were accounted for as purchases. In March 1998, the Company purchased an additional 32% ownership interest of its Korean distributor, Mentor Korea Co. LTD (MGK) for a total ownership interest of 51%. In November 1998, the Company purchased CLK Computer-Aided Design Inc. (CLK CAD) and OPC Technology Inc. (OPCT). CLK CAD is primarily engaged in developing and marketing timing driven placement and optimization tools for deep submicron designs. OPCT is primarily engaged in developing and marketing software, which extends the life of optical lithography, by modifying IC physical layout to compensate for manufacturing distortions prior to design tape out. The total purchase price including acquisition expenses for all 1998 purchase acquisitions was $16,513. The Company paid the purchase price in cash and notes payable for MGK and OPCT and in cash and stock options for CLK CAD. The cost of each acquisition was allocated on the basis of estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in charges for in-process R&D of $8,500, goodwill capitalization of $6,613, and technology capitalization of $1,400.

In connection with these acquisitions, the Company recorded one-time charges to operations for the write-off of OPCT's and CLK CAD's in-process R&D. The value assigned to in-process R&D was calculated consistent with the discussion above.

4.       Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Domestic                                                           $     (3,235)      $   (15,759)      $    (17,976)
Foreign                                                                   6,104            15,780            (15,075)
                                                              -----------------  ----------------  ------------------

     Total                                                         $      2,869       $        21       $    (33,051)
                                                              =================  ================  ==================

------------------------------------------------------------- ------------------ ----------------- ------------------


The provision (benefit) for income taxes is as follows:

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Current:
     Federal                                                       $      2,094       $     1,113       $      3,730
     State                                                                  295               122                150
     Foreign                                                              3,389             1,528              2,810
                                                              -----------------  ----------------  -----------------

     Total current                                                        5,778             2,763              6,690
                                                              -----------------  ----------------  -----------------

Deferred:
     Federal                                                             (5,622)           (1,308)            (5,848)
     Foreign                                                                479              (915)            (2,586)
                                                              -----------------  ----------------- ------------------

     Total deferred                                                      (5,143)           (2,223)            (8,434)
                                                              ------------------ ----------------- ------------------

     Total                                                         $        635       $       540       $     (1,744)
                                                              =================  ================  ==================

------------------------------------------------------------- ------------------ ----------------- ------------------


The effective tax rate differs from the federal tax rate as follows:

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Federal tax                                                   $     1,004        $         7       $   (11,568)
State tax, net of federal benefit                                     192                 79                98
Impact of international operations                                  1,647             (3,785)            6,485
Non-deductible acquisition costs                                    4,536              6,080                --
Other, net                                                         (6,744)            (1,841)            3,241
                                                              -----------------  ----------------- -----------

     Provision (benefit) for income taxes                     $       635        $       540       $    (1,744)
                                                              =================  ================  ============

------------------------------------------------------------- ------------------ ----------------- ------------------



The significant components of deferred income tax expense are as follows:

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Net changes in deferred tax assets and liabilities                 $       (473)      $       362       $    (14,800)
Increase (decrease) in beginning-of-year balance
     of the valuation allowance for deferred tax assets                  (4,670)           (2,585)             6,366
                                                              ------------------ ----------------- -----------------

     Total                                                         $     (5,143)      $    (2,223)      $     (8,434)
                                                              ================== ================= ==================

------------------------------------------------------------- ------------------ ----------------- ------------------

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

AS OF DECEMBER 31,                                                                        1999              1998
-------------------------------------------------------------------------------- ----------------- ------------------
Deferred tax assets:
     Depreciation of property and equipment                                            $    1,230        $     1,859
     Reserves and allowances                                                                3,077              2,436
     Accrued expenses not currently deductible                                              5,346              5,906
     Net operating loss carryforwards                                                      26,400             31,384
     Tax credit carryforwards                                                              22,799             20,549
     Purchased technology                                                                   3,775              1,858
     Other, net                                                                             7,211              5,373
                                                                                 ----------------  -----------------

         Total gross deferred tax assets                                                   69,838             69,365
         Less valuation allowance                                                         (47,633)           (52,303)
                                                                                 ----------------  -----------------

         Net deferred tax asset                                                        $   22,205        $    17,062
                                                                                 ================  =================

-------------------------------------------------------------------------------- ----------------- ------------------

The Company has established a valuation allowance for certain deferred tax assets, including those for net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $13,098 as of December 31, 1999. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

As of December 31, 1999, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $42,216, research and experimentation credit carryforwards of $15,216. For state income tax purposes, as of December 31, 1999 the Company has net operating loss carryforwards totaling $100,477 from multiple jurisdictions, research and experimentation credits of $4,890 and child care and facility credits of $921. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 through 2011, and research and experimentation credit carryforwards between 2000 through 2012.

The Company has not provided for Federal income taxes on approximately $197,275 of undistributed earnings of foreign subsidiaries at December 31, 1999, since these earnings have been invested indefinitely in subsidiary operations. Upon repatriation, some of these earnings would generate foreign tax credits which will reduce the Federal tax liability associated with any future foreign dividend.

The Company has settled its Federal income tax obligations through 1991. The Company believes the provisions for income taxes for years since 1991 are adequate.


5.   PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

AS OF DECEMBER 31,                                                1999              1998
-------------------------------------------------------- ----------------- ------------------
Computer equipment and furniture                              $   138,415       $    146,683
Buildings and building equipment                                   50,156             49,555
Land and improvements                                              15,560             15,560
Leasehold improvements                                             16,662             17,786
                                                         ----------------  -----------------

                                                                  220,793            229,584
Less accumulated depreciation and amortization                   (136,823)          (134,370)
                                                         ----------------- ------------------

     Property, plant and equipment, net                       $    83,970       $     95,214
                                                         ================  =================

-------------------------------------------------------- ----------------- ------------------


6.   SHORT-TERM BORROWINGS

Short-term borrowings from time to time include drawings by subsidiaries under multi-currency unsecured credit agreements. Interest rates are generally based on the applicable country's prime lending rate depending on the currency borrowed. The weighted average interest rate on short-term borrowings during 1999 and 1998 was approximately 6%. The Company has available lines of credit of approximately $13,906 as of December 31, 1999. Certain agreements require compensatory balances, which the Company has met. No borrowings were outstanding under these agreements at December 31, 1999.

In 1998, the Company entered into a committed revolving loan with a bank that remains in effect until 2001, which gives the Company the ability to borrow up to $100,000 and is available for general operating purposes. As of December 31, 1999 the Company had no outstanding borrowings on this revolving loan. As of December 31, 1998 the Company had short-term borrowings of $24,000 outstanding on this revolving loan, which were paid in full during the first quarter of 1999. The revolving loan has a variable rate, which is calculated based on the Company's financial position and operating performance and is subject to certain loan covenants. The Company paid underwriting fees of $600 for this agreement, which will be amortized over its life.

In 1998, the Company entered into a committed revolving loan with a bank that gave the Company the ability to borrow up to $200,000 and was available primarily for the unsolicited tender offer of Quickturn Design Systems Inc. (Quickturn). In connection with this arrangement the Company paid underwriting fees of $1,250, which were capitalized as acquisition costs as of December 31, 1998. The revolving loan had a variable rate, which was calculated based on the Company's financial position and operating performance and was subject to certain loan covenants. The Company terminated this credit facility and expensed the capitalized underwriting fees in the first quarter of 1999.

7.   INCENTIVE STOCK

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


8.    EMPLOYEE STOCK AND SAVINGS PLANS

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

SFAS No. 123 "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No.
25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:


YEAR ENDED DECEMBER 31,                                               1999               1998               1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Risk-free interest rate                                                 5.5%               5.5%              6.25%
Expected dividend yield                                                 0%                 0%                0%
Expected life (in years)                                                5.5                5.5               5.5
Expected volatility                                                    78%                61%               46%

------------------------------------------------------------- ------------------ ----------------- ------------------

Using the Black-Scholes methodology, the total value of options granted during 1999, 1998 and 1997 was $61,547, $29,797 and $17,862, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1999, 1998 and 1997 was $10.40, $10.23 and $6.43 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Net loss                                                           $    (10,550)      $    (7,915)      $    (37,663)
Net loss per share, basic and diluted                              $    (0.15)        $    (0.12)       $    (0.58)
------------------------------------------------------------- ------------------ ----------------- ------------------

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about options outstanding and exercisable at December 31, 1999:

----------------------------------------------------------------------------------------------------------------

                                          OUTSTANDING                                    EXERCISABLE
                      --------------------------------------------------    ------------------------------------
     RANGE OF                              REMAINING          WEIGHTED                             WEIGHTED
     EXERCISE           NUMBER OF      CONTRACTUAL LIFE       AVERAGE           NUMBER OF          AVERAGE
      PRICES              SHARES            (YEARS)            PRICE             SHARES             PRICE
-------------------- ----------------- ------------------ ----------------- ------------------ -----------------
$  0.04 -   7.50          1,288              5.89             $  4.10               824            $  4.56
$  7.56 -   7.75          1,828              6.82             $  7.75             1,193            $  7.75
$  8.06 -   8.06          2,036              9.84             $  8.06                --                 --
$  8.09 -   9.00          1,721              8.07             $  8.82               554            $  8.96
$  9.13 - 10.00             909              7.19             $  9.73               516            $  9.67
$10.06 - 10.06            1,575              8.15             $ 10.06               393            $ 10.06
$10.13 - 12.50              828              4.97             $ 11.51               649            $ 11.58
$12.56 - 12.56            1,793              9.15             $ 12.56                 3            $ 12.56
$12.63 - 18.25              535              6.37             $ 14.07               218            $ 15.16
$19.76 - 19.76               32              0.36             $ 19.76                32            $ 19.76
                      --------------   ----------------   --------------    ----------------   -----------
$  0.04 - 19.76          12,545              7.75             $  9.24             4,382            $  8.76
                     ===============   ================   ================  ================   ===========

-------------------- ----------------- ------------------ ----------------- ------------------ -----------------


Options under all four plans generally become exercisable over a four to five-year period from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to operations ratably over the vesting period. At December 31, 1999, 3,378 shares were available for future grant. Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:


                                            SHARES             PRICE
-------------------------------------- ----------------- ------------------
BALANCE AT DECEMBER 31, 1996                 6,850               8.23

     Granted                                 2,832               9.23
     Exercised                                (620)              5.69
     Canceled                                 (957)              9.25
                                       ------------------------------

BALANCE AT DECEMBER 31, 1997                 8,105               8.65

     Granted                                 2,995               8.77
     Exercised                                (665)              5.86
     Canceled                               (1,169)              9.09
                                       ----------------- ------------

BALANCE AT DECEMBER 31, 1998                 9,266            $  8.84
                                       ----------------- ------------

     Granted                                 5,918               8.85
     Exercised                              (1,367)              5.26
     Canceled                               (1,272)              8.65
                                       ----------------- ------------

BALANCE AT DECEMBER 31, 1999                12,545            $  9.25
                                       ================= ============

-------------------------------------- ----------------- ------------------


In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan and reserved 1,400 shares for issuance. The shareholders have subsequently amended the plan to reserve an additional 7,000 shares for issuance. Under the plan, each eligible employee may purchase up to six hundred shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. Employees purchased 760 and 707 shares under the plan in 1999 and 1998, respectively. At December 31, 1999, 2,603 shares remain available for future purchase under the plan. The plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the plan at this time.

In 1997, the Company repurchased 1,655 shares, approximately 800 of which were repurchased immediately prior to the Employee Stock Purchase Plan (ESPP) purchases and then reissued to plan participants. The remaining shares were repurchased in the fourth quarter of 1997 to be reissued to participants of the ESPP in 1998. The market value of all repurchases was $15,940. During 1998, the Company did not repurchase any shares. During 1999 the Company repurchased 3,528 shares at a cost of $33,553 to be reissued to plan participants in 1999 and future years.

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee's contributions, up to a maximum of 6% of the employee's earnings. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Savings Plan were $3,359, $2,765, and $2,730, in 1999, 1998, and 1997, respectively.

9.   COMMITMENTS

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

The Company rents its Japanese facilities under two-year cancelable leases allowing a six-month notice of cancellation. The total remaining commitment under these cancelable leases, which expire beginning December 2000, is $3,365, of which the first six months' payments of $1,589 are included in the schedule below. Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

ANNUAL PERIODS ENDING
DECEMBER 31,
----------------------------------------------------------------------------------------------- --------------------
2000                                                                                              $    19,511
2001                                                                                                   12,950
2002                                                                                                   10,195
2003                                                                                                    8,954
2004                                                                                                    8,046
Later years                                                                                            16,891
                                                                                                -------------

Total                                                                                             $    76,547
                                                                                                =============

----------------------------------------------------------------------------------------------- --------------------

Rent expense under operating leases was $21,366, $21,623, and $19,598 for the years ended December 31, 1999, 1998, and 1997, respectively.

The Company has entered into agreements to lease portions of its facility sites in Wilsonville, OR, Santa Clara, CA, and Warren, NJ. Under terms of these agreements approximately 331 square feet of space was rented to third parties and are expected to result in rental receipts of $5,614 in 1999.

10.  OTHER INCOME (EXPENSE), NET

Other income (expense) is comprised of the following:

YEAR ENDED DECEMBER 31,                                                1999               1998              1997
------------------------------------------------------------- ------------------ ----------------- ------------------
Interest income                                                     $     7,152        $    7,771        $     7,723
Interest expense                                                           (993)             (768)              (555)
Litigation related costs                                                (15,312)          (10,301)            (4,675)
Minority interest                                                          (778)             (304)                52
Foreign exchange gain (loss)                                             (1,005)              (79)               167
Other, net                                                               (2,075)           (1,040)               607
                                                              ------------------ ----------------- -----------------

         Total                                                      $   (13,011)       $   (4,721)       $     3,319
                                                              ======================================================

------------------------------------------------------------- ------------------ ----------------- ------------------

11.  SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosures of cash flow activities:

YEAR ENDED DECEMBER 31,                                        1999               1998              1997
----------------------------------------------------- ------------------ ----------------- ------------------
Cash paid for:
     Interest expense                                       $       800        $      599        $       829
     Income taxes                                           $     1,955        $    2,475        $     3,307
Issuance of stock warrant and stock options
   for purchase of  businesses                              $     5,482        $      708                 --

----------------------------------------------------- ------------------ ----------------- ------------------

12.   SEGMENT REPORTING

SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers' (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company's CODM's are the Chief Executive Officer and Chief Operating/Financial Officer.

The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a third parties can extend sales reach more effectively or efficiently. The Company's reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income. The corporate component of operating income represents research and development, corporate marketing and selling, corporate general and administration, special, and merger and acquisitions related charges. Corporate capital expenditures and depreciation and amortization are generated from assets allotted to research and development, corporate marketing and selling, and corporate general and administration. Reportable segment information is as follows:

YEAR ENDED DECEMBER 31,                           1999               1998              1997
---------------------------------------- ------------------ ----------------- ------------------
REVENUES:
     Americas                                 $    249,968       $   271,159       $    250,236
     Europe                                        150,833           146,559            119,501
     Japan                                          82,736            54,582             65,662
     Pacific Rim                                    27,597            18,093             19,328
                                         -----------------  ----------------  -----------------
Total                                         $    511,134       $   490,393       $    454,727
                                         =================  ================  =================

OPERATING INCOME (LOSS):
     Americas                                 $    135,404       $   174,245       $    130,673
     Europe                                         50,324            42,631             24,132
     Japan                                          41,635            16,697             21,575
     Pacific Rim                                    15,657             8,209              5,377
     Corporate                                    (227,140)         (237,040)          (218,127)
                                         ------------------ ----------------- ------------------
Total                                         $     15,880       $     4,742       $    (36,370)
                                         =================  ================  ==================

DEPRECIATION AND AMORTIZATION:
     Americas                                 $      1,581       $     1,943       $      2,198
     Europe                                          6,147             7,887              8,283
     Japan                                           1,033             1,044              1,019
     Pacific Rim                                       612             1,385                833
     Corporate                                      12,344            18,479             26,787
                                         -----------------  ----------------  -----------------
Total                                         $     21,717       $    30,738       $     39,120
                                         =================  ================  =================

CAPITAL EXPENDITURES:
     Americas                                 $      1,426       $     4,886       $      4,309
     Europe                                          1,189            10,469              8,707
     Japan                                           1,313               803              1,317
     Pacific Rim                                       267               503              1,541
     Corporate                                      11,370             4,966             16,740
                                         -----------------  ----------------  -----------------
Total                                         $     15,565       $    21,627       $     32,614
                                         =================  ================  =================

IDENTIFIABLE ASSETS:
     Americas                                 $    254,456       $   251,709       $    259,417
     Europe                                        122,093           136,851             71,868
     Japan                                          47,108            36,447             34,860
     Pacific Rim                                    25,682            39,116             36,157
                                         -----------------  ----------------  -----------------
Total                                         $    449,339       $   464,123       $    402,302
                                         =================  ================  =================

---------------------------------------- ------------------ ----------------- ------------------

13.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

A summary of quarterly financial information follows:


QUARTER ENDED                                         MARCH 31         JUNE 30        SEPTEMBER 30      DECEMBER 31
-------------------------------------------------- ---------------- --------------- ---------------- ----------------

1999
-------------------------------------------------- ---------------- --------------- ---------------- ----------------

Total revenues                                       $  122,573       $  119,507      $  114,081       $  154,973
Gross margin                                         $   92,745       $   90,579      $   86,158       $  123,598
Operating income (loss)                              $   (7,910)      $    5,281      $    8,133       $   10,376
Net income (loss)                                    $   (8,370)      $     (317)     $    5,866       $    5,055
Net income (loss) per share, diluted and basic       $    (0.13)      $    (0.00)     $     0.09       $     0.08

1998
-------------------------------------------------- ---------------- --------------- ---------------- ----------------

Total revenues                                       $  108,008       $  119,117      $  117,933       $  145,335
Gross margin                                         $   77,205       $   86,058      $   88,605       $  115,028
Operating income (loss)                              $   (6,434)      $    1,121      $   10,179       $     (124)
Net income (loss)                                    $   (7,454)      $      804      $    7,703       $   (1,572)
Net income (loss) per share, diluted and basic       $    (0.12)      $     0.01      $     0.12       $    (0.02)

-------------------------------------------------- ---------------- --------------- ---------------- ----------------

REPORTS OF MANAGEMENT

REPORT OF MANAGEMENT

Management of Mentor Graphics Corporation is responsible for the preparation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and necessarily include some amounts which represent the best estimates and judgments of management. The consolidated financial statements have been audited by KPMG LLP, independent auditors, whose report is included below.

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



Gregory K. Hinckley
Executive Vice President
and Chief Operating Officer/Chief Financial Officer



Walden Rhines
President and Chief Executive Officer


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


KPMG LLP

Portland, Oregon
January 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of Registrant

The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 2000 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 6 under the caption "Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement and is incorporated herein by reference.



Item 11. Executive Compensation

The information required by this item is included under "Compensation of Directors," and "Information Regarding Executive Officer Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) 1    Financial Statements:
The following consolidated financial statements are included in Item 8:

                                                          Page
-------------------------------------------------------------------------------
Consolidated Statements of Operations
for the years ended December 31, 1999,
1998 and 1997                                                17

Consolidated Balance Sheets as of
December 31, 1999 and 1998                                   18

Consolidated Statements of Cash Flows
for the years ended December 31, 1999,
1998 and 1997                                                19

Consolidated Statements of Stockholders'
Equity for the years ended December 31,
1999, 1998 and 1997                                          20




Notes to Consolidated Financial Statements                   21

Independent Auditors' Report                                 33


(a) 2    Financial Statement Schedule:
The schedule and report listed below are filed as part of this report on the pages indicated:

Schedule                                                               Page
-------------------------------------------------------------------------------
II  Valuation and Qualifying Accounts                                  37

Independent Auditors' Report on Financial
Statement Schedule                                                     37

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.


(a) 3    Exhibits
3.  A.  1987 Restated Articles of Incorporation. Incorporated by reference to
        Exhibit 4A to the Company's Registration Statement on Form S-3 (Registration No. 33-23024).

    B. Articles of Amendment of 1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.B to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 10-K).

    C. Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company's 1998 10-K.

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

   *E. Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to
        Exhibit 10.E to the Company's 1998 10-K.

   *F. Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.F to the Company's 1998 10-K.

    G. Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company's Form SE dated March 25, 1992.

    H. Credit Agreement between Mentor Graphics Corporation and Bank of America National Trust and Savings Association, dated February 6, 1998. Incorporated by reference to Exhibit 10.G to the Company's 1997 10-K.

21.     List of Subsidiaries of the Company.

23.     Consent of Accountants.

27.     Financial Data Schedule.

* Management contract or compensatory plan or arrangement

(b) Reports on Form 8-KOn November 15, 1999, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition of substantially all the assets of VeriBest, Inc., a subsidiary of Intergraph Corporation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2000.

                                               MENTOR GRAPHICS CORPORATION

                                               By /s/WALDEN C. RHINES
--------------------------------------------------------------------------------

                                               Walden C. Rhines
                                               President and Chief Executive
                                               Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 20, 2000, in the capacities indicated.



     Signature                                 Title
-------------------------------------------------------------------------------
(1)  Principal Executive Officer:
                                               President, Chief Executive
     /s/WALDEN C. RHINES                       Officer and Director
-------------------------------------------------------------------------------
     Walden C. Rhines

(2)  Principal Financial Officer:
                                               Executive Vice President, Chief
     /s/GREGORY K. HINCKLEY                    Operating Officer
-------------------------------------------------------------------------------
     Gregory K. Hinckley                       and Chief Financial Officer


(3)  Principal Accounting Officer:
                                               Vice President, Corporate
     /s/ANTHONY B. ADRIAN                      Controller
-------------------------------------------------------------------------------
     Anthony B. Adrian


(4)  Directors:

     /s/JON A. SHIRLEY                         Chairman of the Board
-------------------------------------------------------------------------------
     Jon A. Shirley

     /s/MARSHA B. CONGDON                      Director
-------------------------------------------------------------------------------
     Marsha B. Congdon

     /s/JAMES R. FIEBIGER                      Director
-------------------------------------------------------------------------------
     James R. Fiebiger

     /s/DAVID A. HODGES                        Director
-------------------------------------------------------------------------------
     David A. Hodges

     /s/KEVIN C. MCDONOUGH                     Director
-------------------------------------------------------------------------------
     Kevin C. McDonough
-------------------------------------------------------------------------------

     /s/FONTAINE K. RICHARDSON                 Director
-------------------------------------------------------------------------------
         Fontaine K. Richardson

                                   SCHEDULE II

                  MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


DESCRIPTION                                    BEGINNING               ADDITIONS        DEDUCTIONS             ENDING
                                                   BALANCE                                                    BALANCE
---------------------------------------------- ------------ --------------------- ----------------- ------------------
YEAR ENDED DECEMBER 31, 1997
    Allowance for doubtful accounts(1)              $3,163                $1,220            $1,957             $2,426
    Allowance for obsolete inventory(2)             $  405                $4,626            $  500             $4,531
YEAR ENDED DECEMBER 31, 1998
    Allowance for doubtful accounts(1)              $2,426                $2,578            $2,017             $2,987
    Allowance for obsolete inventory(2)             $4,531                    --            $  162             $4,369
YEAR ENDED DECEMBER 31, 1999
    Allowance for doubtful accounts(1)              $2,987                $1,132            $1,315             $2,804
    Allowance for obsolete inventory(2)             $4,369                $  426            $  985             $3,810
---------------------------------------------- ------------ --------------------- ----------------- ------------------

(1) Deductions primarily represent accounts written off during the period

(2) Deductions primarily represent inventory scrapped during the period.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mentor Graphics Corporation:

Under date of January 31, 2000, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Portland, Oregon
January 31, 2000