Form 10-Q
period 2000-03-31
MENTOR GRAPHICS CORP
filed 2000-05-15
CIK 701811

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2000.                Commission File No. 0-13442


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of May 1, 2000:
63,219,013

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                                                         Page Number
                                                                                                        -----------
     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three                                               3
           months ended March 31, 2000 and 1999

         Consolidated Balance Sheets as of March 31, 2000                                                  4
           and December 31, 1999

         Consolidated Statements of Cash Flows for the                                                     5
           three months ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements                                                      6-7

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition                                           8-13

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                                                      13-14

PART II    OTHER INFORMATION

     Item 1. Legal Proceedings                                                                            15

     Item 6.  Exhibits and Reports on Form 8-K                                                            16


SIGNATURES                                                                                                16


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                        2000                 1999
---------------------------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA
REVENUES:
     System and software                                                        $     72,639         $     72,740
     Service and support                                                              55,495               49,833
                                                                           -----------------    -----------------

               Total revenues                                                        128,134              122,573
                                                                           -----------------    -----------------

COST OF REVENUES:
     System and software                                                               5,329                7,446
     Service and support                                                              21,444               22,382
                                                                           -----------------    -----------------

               Total cost of revenues                                                 26,773               29,828
                                                                           -----------------    -----------------

               Gross margin                                                          101,361               92,745
                                                                           -----------------    -----------------

OPERATING EXPENSES:
     Research and development                                                         30,009               28,869
     Marketing and selling                                                            44,773               42,315
     General and administration                                                       12,930               12,896
     Special charges                                                                       -               16,575
                                                                           -----------------    -----------------

                Total operating expenses                                              87,712              100,655
                                                                           -----------------    -----------------

OPERATING INCOME (LOSS)                                                               13,649               (7,910)
     Other expense, net                                                                 (268)              (2,821)
                                                                           ------------------   ------------------

                Income (loss) before income taxes                                     13,381              (10,731)
     Income tax expense (benefit)                                                      2,944               (2,361)
                                                                           -----------------    ------------------

               Net income (loss)                                                $     10,437         $     (8,370)
                                                                           =================    ==================

     Net income (loss) per share:
         Basic                                                                  $        .16          $      (.13)
                                                                           =================    ==================
         Diluted                                                                $        .16          $      (.13)
                                                                           =================    ==================
     Weighted average number of shares outstanding:
         Basic                                                                        64,124               66,213
                                                                           =================    =================
         Diluted                                                                      66,781               66,213
                                                                           =================    =================
-------------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets

                                                                                   AS OF                 AS OF
                                                                             MARCH 31, 2000       DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $     74,542          $     95,637
     Short-term investments                                                          25,597                37,550
     Trade accounts receivable, net                                                 126,693               125,417
     Other receivables                                                                5,799                 6,440
     Prepaid expenses and other                                                      20,570                14,921
     Deferred income taxes                                                           10,889                10,954
                                                                          -----------------     -----------------

         Total current assets                                                       264,090               290,919

PROPERTY, PLANT AND EQUIPMENT, NET                                                   79,573                83,970
TERM RECEIVABLES, LONG-TERM                                                          29,616                31,695
OTHER ASSETS, NET                                                                    40,577                42,755
                                                                          -----------------     -----------------

         Total assets                                                          $    413,856          $    449,339
                                                                          =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                 7,071                 9,979
     Income taxes payable                                                            23,354                22,599
     Accrued payroll and related liabilities                                         27,602                41,628
     Accrued liabilities                                                             32,392                37,085
     Deferred revenue                                                                57,272                46,425
                                                                          -----------------     -----------------

         Total current liabilities                                                  147,691               157,716

OTHER LONG-TERM DEFERRALS                                                             1,165                 1,221

COMMITMENTS AND CONTINGENCIES                                                             -                     -

MINORITY INTEREST                                                                     1,696                 1,622

STOCKHOLDERS' EQUITY:
     Common stock                                                                   256,659               289,478
     Accumulated deficit                                                             (9,925)              (20,362)
     Accumulated other comprehensive income - foreign currency
         translation adjustment                                                      16,570                19,664
                                                                          -----------------     -----------------

     Total stockholders' equity                                                     263,304               288,780
                                                                          -----------------     -----------------

         Total liabilities and stockholders' equity                            $    413,856          $    449,339
                                                                          =================     =================
---------------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

THREE MONTHS ENDED MARCH 31,                                                       2000                 1999
---------------------------------------------------------------------------------------------------------------------
IN THOUSANDS
OPERATING CASH FLOWS:
Net income (loss)                                                          $          10,437    $          (8,370)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization of
         property, plant and equipment                                                 4,845                6,180
     Deferred taxes                                                                      101                 (203)
     Amortization of other assets                                                      1,673                  971
     Write-down of assets                                                                  -               18,134
     Business disposals                                                                    -                  746
     Gain on sale of property, plant, and equipment, net                              (3,118)                   -
     Gain on sale of investments                                                           -               (3,669)
Changes in operating assets and liabilities:
     Trade accounts receivable                                                        (3,581)               1,276
     Prepaid expenses and other                                                       (5,534)               1,827
     Term receivables, long-term                                                       1,518              (14,654)
     Accounts payable                                                                 (2,813)              (3,623)
     Accrued liabilities                                                             (17,945)             (17,549)
     Other liabilities and deferrals                                                  12,466                7,630
                                                                           -----------------    -----------------

Net cash used by operating activities                                                 (1,951)             (11,304)
                                                                           ------------------   ------------------

INVESTING CASH FLOWS:
     Net maturities of short-term investments                                         11,953               17,386
     Purchases of property, plant and equipment, net                                  (2,309)              (3,571)
     Purchases of equity interests                                                         -               (7,572)
     Proceeds from sale of property, plant, and equipment                              4,725                    -
     Proceeds from sale of investments                                                     -                8,191
                                                                           -----------------    -----------------

Net cash provided by investing activities                                             14,369               14,434
                                                                           -----------------    -----------------

FINANCING CASH FLOWS:
     Proceeds from issuance of common stock                                            8,715                3,259
     Repayment of short-term borrowings                                                    -              (24,000)
     Repurchase of common stock                                                      (41,534)              (5,998)
                                                                           ------------------   ------------------

Net cash used by financing activities                                                (32,819)             (26,739)
                                                                           ------------------   ------------------
Effect of exchange rate changes on
     cash and cash equivalents                                                          (694)                (606)
                                                                           ------------------   ------------------

Net change in cash and cash equivalents                                              (21,095)             (24,215)
Cash and cash equivalents at beginning of period                                      95,637              118,512
                                                                           -----------------    -----------------

Cash and cash equivalents at end of period                                 $          74,542    $          94,297
                                                                           =================    =================
---------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           MENTOR GRAPHICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

(1) GENERAL - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. Certain reclassifications have been made in the accompanying financial statements for 1999 to conform with the 2000 presentation.

(2) SPECIAL CHARGES - During the first three months of 1999 the Company recorded special charges of $16,575 compared to zero in the same period of 2000. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, a subsidiary divestiture and related employee terminations. Substantially all of these costs were disbursed in the first quarter of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process research and development (R&D) and compensation and other related costs of $624 and $6,951, respectively, in addition to capitalized goodwill and technology of $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

(3) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - The following provides additional information concerning cash flow activities:

         Three months ended March 31,                                               2000                   1999
---------------------------------------------------------------------------------------------------------------------
         Interest paid                                                           $       237          $       219

         Income taxes paid, net of refunds                                       $     2,019          $       195

         Issuance of stock options for purchase of
             minority interest of subsidiary                                     $         -          $     5,232

---------------------------------------------------------------------------------------------------------------------

(4) COMPREHENSIVE INCOME (LOSS) - The following provides a summary of comprehensive income (loss):

         Three months ended March 31,                                               2000                 1999
---------------------------------------------------------------------------------------------------------------------
         Net income (loss)                                                       $    10,437          $    (8,370)
         Foreign currency translation adjustment                                      (3,094)              (1,178)
                                                                           ------------------   ------------------

         Comprehensive income (loss)                                             $     7,343          $    (9,548)
                                                                           =================    ==================
---------------------------------------------------------------------------------------------------------------------

(5) REVENUE RECOGNITION - The Company has adopted the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which amends SOP 97-2 and supercedes SOP 98-4. Under SOP 97-2, license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations remain, the fee is fixed or determinable and collectibility is probable. Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements. Product revenues from term or installment sales agreements which include either perpetual or term licenses are with the Company's top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenues from subscription-type term license agreements, which typically include software, rights to future software products, and services, are deferred and recognized ratably over the term of the subscription period. Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

         SOP 98-9 amends certain paragraphs of SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for the Company's fiscal year 2000. The Company has applied the residual method to multi-element transactions when VSOE was not present for all delivered elements. Application of the residual method did not have a material impact on the Company's consolidated financial statements.

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

         Reportable segment information is as follows:

         Three months ended March 31,                                               2000                 1999
---------------------------------------------------------------------------------------------------------------------
         REVENUES
              Americas                                                          $     61,906         $     58,476
              Europe                                                                  39,781               34,947
              Japan                                                                   20,166               24,245
              Pac Rim                                                                  6,281                4,905
                                                                           -----------------    -----------------
         Total                                                                  $    128,134         $    122,573
                                                                           =================    =================

         OPERATING INCOME (LOSS)
              Americas                                                          $     33,171         $     30,181
              Europe                                                                  17,990               13,627
              Japan                                                                   11,177               12,013
              Pac Rim                                                                  3,929                2,652
              Corporate                                                              (52,618)             (66,383)
                                                                           ------------------   ------------------
         Total                                                                  $     13,649         $     (7,910)
                                                                           =================    ==================
---------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
(ALL NUMERICAL REFERENCES IN THOUSANDS, EXCEPT FOR PERCENTAGES)

RESULTS OF OPERATIONS


REVENUES AND GROSS MARGINS

SYSTEM AND SOFTWARE

System and software revenues for the quarter ended March 31, 2000 totaled $72,639, which was approximately flat compared to the first quarter of 1999. Software product revenues increased while accelerated verification revenue declined for the 2000 period. The decrease in accelerated verification system sales was partly due to timing of delivery as defined by the Company's customers. Accelerated verification systems products are not available in U.S. markets due to a 1997 court ruling. See "Part II - Item 1. Legal Proceedings" for further discussion.

System and software gross margins were 93% and 90% for the quarters ended March 31, 2000 and 1999, respectively. Gross margins were favorably impacted in 2000 by a slight increase in mix of higher margin software sales and improved margins on accelerated verification sales partly offset by increased technology amortization. Purchased technology amortization to system and software cost of goods sold was $878 and $402 for the quarters ended March 31, 2000 and 1999, respectively. The increase in amortization of purchased technology is attributable to the acquisition of VeriBest, Inc. (VeriBest) in the fourth quarter of 1999.

SERVICE  AND SUPPORT

Service and support revenues for the first quarter of 2000 totaled $55,495 compared to $49,833 for the same period of 1999. Service and support revenues consist of software support and professional services, both of which increased compared to the first quarter of 1999. The increase in software support revenue was attributable to earlier renewal of annual support contracts, the acquisition of VeriBest, and the increase in prior period software product sales, which increased the installed base of customers.

Service and support gross margins were 61% and 55% for the quarters ended March 31, 2000 and 1999, respectively. The increase in overall service and support gross margins is attributable to improved professional service realization as a result of better worldwide program management. Program management includes initial scoping, subsequent pricing and final delivery of the contracted services.

GEOGRAPHIC REVENUES INFORMATION

Americas revenues including service and support revenues, increased by 6% compared to the first quarter of 1999. Revenues outside of the Americas represented 52% of total revenues in for the first quarters of 2000 and 1999. European revenues increased by approximately 14% from the first quarter of 1999. Japanese revenues decreased by approximately 17% from the first quarter of 1999. The effects of exchange rate differences from the Japanese Yen to the U.S. dollar positively impacted revenues by approximately 7%. Exclusive of currency effects, lower revenue levels in Japan are partly due to two large accelerated verification transactions in the first quarter of 1999 which were not matched in the same period this year. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $30,009 and $28,869 or 23% and 24% of revenues for the first quarters of 2000 and 1999, respectively. Marketing and selling expenses totaled $44,773 and $42,315 or 35% of revenues for the first quarters of 2000 and 1999. General and administration expenses totaled $12,930 and $12,896 or 10% and 11% of revenues for the first quarters of 2000 and 1999, respectively. The increase in expense in absolute dollars is primarily attributable to the VeriBest acquisition.

SPECIAL CHARGES

During the first three months of 1999 the Company recorded special charges of $16,575 compared to zero in the same period of 2000. The charges in 1999 consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, a subsidiary divestiture and related employee terminations. Substantially all of these costs were disbursed in the first quarter of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively, in addition to capitalized goodwill and technology of $4,452 and $976, respectively. The goodwill and technology will be amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

OTHER EXPENSE, NET

Other expense, net totaled $268 for the first quarter of 2000 compared to $2,821 for the same period of 1999. Other income (expense) was negatively impacted by legal costs associated with the ongoing patent litigation with Quickturn which totaled $3,303 and $3,992 in the first quarters of 2000 and 1999, respectively. See "Part II - Item 1. Legal Proceedings" for further discussion. Other income was positively impacted by a gain on the sale of a parcel of land adjacent to the Company's headquarters of $3,118. Interest income from investments was $2,093 for the first quarter of 2000, compared to $1,823 for the first quarter of 1999. During the first quarter of 2000, interest expense amounted to $521, up from $240 for the comparable period in 1999.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes amounted to $2,944 for the quarter ended March 31, 2000, as compared to a benefit of $2,361 for the same period in 1999. The tax expense (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

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

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company's revenues are generated outside of the United States. For 2000 and 1999, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company's results of operations.

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, decreased to $16,570 at March 31, 2000, from $19,664 at the end of 1999. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1999 as a result of a stronger dollar in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at March 31, 2000 were $100,139 compared to $133,187 at the end of 1999. Cash used by operations was $1,951 for the first three months of 2000 compared to cash used by operations of $11,304 during the same period of 1999. During the first quarter of 2000 operating cash was positively impacted by net income from operations of $10,437 while for 1999, it was negatively impacted by the net loss from operations of $8,370. Cash provided
(used) by investing activities, excluding short-term investments, was $2,416 and $(2,952) in the first quarter of 2000 and 1999, respectively. Investing activities in the first quarter of 2000 included cash received for the sale of land adjacent to the Company's Wilsonville headquarters to a third party for $4,725. Investing activities in the first quarter of 1999 included a cash payment made for a purchase of the minority interest in Exemplar of $7,572 and capital expenditures offset by cash received from the sale of Quickturn stock of $8,191. Cash used by financing activities was $32,819 for the first three months of 2000 compared to $26,739 during the same period of 1999. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $8,715 and $3,259 in 2000 and 1999, respectively. Cash used for financing activities in 2000 included a repurchase of 2,500 shares of common stock for $41,534. The financing use of cash in 1999 included the pay-down of a short-term borrowing of $24,000 and a repurchase of 528 shares of common stock for $5,998.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $126,693 at March 31, 2000 from $125,417 at year-end 1999. Excluding the current portion of term receivables of $61,319 and $54,375, average days sales outstanding were 46 days and 41 days at March 31, 2000 and December 31, 1999, respectively. Average days sales outstanding in total accounts receivable decreased from 91 days at the end of 1999 to 89 days at the end of the first quarter of 2000. The Company sold short-term accounts receivable of $23,166 and $25,886 to a financing institution on a non-recourse basis in the first quarter of 2000 and the fourth quarter of 1999, respectively.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $5,649 from December 31, 1999 to March 31, 2000. This increase was primarily due higher accelerated verification systems inventory, which is expected to ship in the second quarter of 2000. Prepaid income taxes and benefits costs also increased during the quarter.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $29,616 at the end of the first quarter of 1999 compared to $31,695 at December 31, 1999. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

ACCRUED PAYROLL AND RELATED LIABILITIES

The decrease in accrued payroll and related liabilities is related to payments of 1999's annual and fourth quarter incentive compensation.

CAPITAL RESOURCES

Total capital expenditures decreased to $2,309 through March 31, 2000, compared to $3,571 for the same period of 1999. Expenditures in the first quarter of 2000 and 1999 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Certain statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following discussion highlights factors that could cause actual results to differ materially from the forward-looking statements. The forward-looking statements should be considered in light of these factors.

The Company competes in the highly competitive and dynamic electronic design automation (EDA) industry. The Company's success is dependent upon its ability to develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements. Additionally, new pricing and selling models in the industry, including the use of fixed term licenses and subscription transactions versus traditional perpetual licenses further complicate the Company's ability to effectively price and package large multi-element contracts that are competitive and profitable.

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

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 2000. In accordance with the Company's investment policy all investments mature in twelve months or less.

                                                                                   Carrying            Average
         Principal (notional) amounts in U.S. dollars                               Amount          Interest Rate
---------------------------------------------------------------------------------------------------------------------
         Cash equivalents - fixed rate                                          $     47,679            4.88%
         Short-term investments - fixed rate                                          25,597            5.16%
                                                                           -----------------    -------------
         Total interest bearing instruments                                     $     73,276            4.97%
                                                                           =================    =============
---------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The premium on such instruments is immaterial and is amortized over the life of the contracts to other income (expense). The Company currently has foreign currency options outstanding to sell Japanese Yen over the next 9 months with contract values totaling approximately $22,087 at average contract exchange rates of approximately JPY 108.66. At March 31, 2000 the difference between the recorded value and the fair value of the Company's foreign exchange position related to these option contracts was approximately zero.

The Company entered into a forward contract to stabilize the currency effects on a portion of the Company's net investment in its Japanese subsidiary. This contract to sell Yen 2.65 billion will guarantee the Company $25,130 at the contract's expiration. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of the stockholders' equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contract should not impact current or future consolidated statements of operations. At March 31, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero.

The Company also enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. Remeasurement gains and losses on forward contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities, which do not exceed twelve months. At March 31, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero.

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

The following table provides information about the Company's foreign exchange forward contracts at March 31, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at March 31, 2000. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

         Short-term forward contracts                                                Amount         Contract Rate
---------------------------------------------------------------------------------------------------------------------
         Japanese yen                                                           $     32,924         $  105.48
         French franc                                                                 31,391              6.34
         Euro                                                                          5,817              1.02
         Swedish krona                                                                 4,562              8.65
         British pound sterling                                                        3,292              1.57
         Other                                                                         2,685              -
---------------------------------------------------------------------------------------------------------------------

The unrealized gain (loss) on the outstanding forward contracts at March 31, 2000, was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

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

In July 1999, the Company filed suit in U.S. District Court for the District of Delaware against Quickturn alleging infringement of two Mentor Graphics owned patents by Quickturn's Mercury product ("Mercury lawsuit"). That lawsuit has been transferred to the Northern District of California. The Company is seeking a permanent injunction prohibiting sales of Quickturn's Mercury products in the U.S., along with damages and attorney's fees.

In March 2000, the Company filed a misappropriation of trade secret case in U.S. District Court in San Jose. The case has been consolidated with the Mercury lawsuit for purposes of discovery and scheduling.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters. The Company believes that final resolution of such disputes and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

On January 14, 2000, the Company filed a Current Report on Form 8-K/A Amendment No. 1 to amend its previously filed Form 8-K relating to the acquisition on October 31, 1999 of substantially all of the assets of VeriBest, Inc., a subsidiary of Intergraph Corporation. The amendment includes under Item 7 the consolidated financial statements of VeriBest as of and for the periods ended September 30, 1999 and December 31, 1998, and pro forma financial information as of September 30, 1999 and for the periods ended September 30, 1999 and December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2000.             MENTOR GRAPHICS CORPORATION
                                 (Registrant)

                                   /s/ Gregory K. Hinckley
                                 ---------------------------
                                 Gregory K. Hinckley
                                 Executive Vice President and
                                 Chief Operating Officer/Chief Financial Officer