Form 10-Q
period 2000-06-30
MENTOR GRAPHICS CORP
filed 2000-08-14
CIK 701811

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

-------------------------------------------------------------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the Quarter Ended June 30, 2000.                Commission File No. 0-13442

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

                                    NO CHANGE
                             Former name, and former
                    fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of August 7, 2000: 64,171,951

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q



PART I    FINANCIAL INFORMATION                                 PAGE NUMBER
-------------------------------                                 -----------
     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three           3
           months ended June 30, 2000 and 1999

         Consolidated Statements of Operations for the six             4
           months ended June 30, 2000 and 1999

         Consolidated Balance Sheets as of June 30, 2000               5
           and December 31, 1999

         Consolidated Statements of Cash Flows for the                 6
           six months ended June 30, 2000 and 1999

         Notes to Consolidated Financial Statements                  7-9


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition      10-16
     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                  16-17


PART II    OTHER INFORMATION
----------------------------

     Item 1. Legal Proceedings                                     18-19

     Item 6.  Exhibits and Reports on Form 8-K                        19



SIGNATURES                                                            19
----------


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


THREE MONTHS ENDED JUNE 30,                                 2000            1999
----------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA

REVENUES:
     System and software                              $     78,015    $     66,670
     Service and support                                    60,037          52,837
                                                      ------------    ------------

               Total revenues                              138,052         119,507
                                                      ------------    ------------

COST OF REVENUES:
     System and software                                     7,518           6,968
     Service and support                                    21,879          21,960
                                                      ------------    ------------

               Total cost of revenues                       29,397          28,928
                                                      ------------    ------------

               Gross margin                                108,655          90,579
                                                      ------------    ------------

OPERATING EXPENSES:
     Research and development                               31,159          27,687
     Marketing and selling                                  48,961          41,465
     General and administration                             12,182          10,890
     Special charges                                         6,521           5,256
                                                      ------------    ------------

                Total operating expenses                    98,823          85,298
                                                      ------------    ------------

OPERATING INCOME                                             9,832           5,281
     Other income (expense), net                            (2,144)         (5,687)
                                                      ------------    ------------

                Income (loss) before income taxes            7,688            (406)
     Income tax expense (benefit)                            1,691             (89)
                                                      ------------    ------------

               Net income (loss)                      $      5,997    $       (317)
                                                      ============    ============

     Net income (loss) per share:
         Basic                                        $        .09    $        .00
                                                      ============    ============
         Diluted                                      $        .09    $        .00
                                                      ============    ============
     Weighted average number of shares outstanding:
         Basic                                              63,400          66,355
                                                      ============    ============
         Diluted                                            66,254          66,355
                                                      ============    ============

----------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                  2000             1999
----------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA
REVENUES:
     System and software                              $    150,654    $    139,410
     Service and support                                   115,532         102,670
                                                      ------------    ------------

               Total revenues                              266,186         242,080
                                                      ------------    ------------

COST OF REVENUES:
     System and software                                    12,847          14,414
     Service and support                                    43,323          44,342
                                                      ------------    ------------

               Total cost of revenues                       56,170          58,756
                                                      ------------    ------------

               Gross margin                                210,016         183,324
                                                      ------------    ------------

OPERATING EXPENSES:
     Research and development                               61,168          56,556
     Marketing and selling                                  93,734          83,780
     General and administration                             25,112          23,786
     Special charges                                         6,521          21,831
                                                      ------------    ------------

                Total operating expenses                   186,535         185,953
                                                      ------------    ------------

OPERATING INCOME (LOSS)                                     23,481          (2,629)
     Other income (expense), net                            (2,412)         (8,508)
                                                      ------------    ------------

                Income (loss) before income taxes           21,069         (11,137)
     Income tax expense (benefit)                            4,635          (2,450)
                                                      ------------    ------------

               Net income (loss)                      $     16,434    $     (8,687)
                                                      ============    ============

     Net income (loss) per share:
         Basic                                        $        .26    $       (.13)
                                                      ============    ============
         Diluted                                      $        .25    $       (.13)
                                                      ============    ============
     Weighted average number of shares outstanding:
         Basic                                              63,876          66,225
                                                      ============    ============
         Diluted                                            66,648          66,225
                                                      ============    ============

----------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets

                                                               AS OF             AS OF
                                                           JUNE 30, 2000   DECEMBER 31, 1999
--------------------------------------------------------------------------------------------
IN THOUSANDS                                               (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $     83,019    $     95,637
     Short-term investments                                       37,704          37,550
     Trade accounts receivable, net                              136,839         125,417
     Other receivables                                             4,955           6,440
     Prepaid expenses and other                                   17,806          14,921
     Deferred income taxes                                        10,897          10,954
                                                            ------------    ------------

         Total current assets                                    291,220         290,919

PROPERTY, PLANT AND EQUIPMENT, NET                                79,427          83,970
TERM RECEIVABLES, LONG-TERM                                       29,362          31,695
OTHER ASSETS, NET                                                 44,610          42,755
                                                            ------------    ------------

         Total assets                                       $    444,619    $    449,339
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                       $      7,533    $      9,979
     Income taxes payable                                         24,329          22,599
     Accrued payroll and related liabilities                      34,747          41,628
     Accrued liabilities                                          34,143          37,085
     Deferred revenue                                             61,706          46,425
                                                            ------------    ------------

         Total current liabilities                               162,458         157,716

OTHER LONG-TERM DEFERRALS                                          1,216           1,221

MINORITY INTEREST                                                  1,857           1,622

STOCKHOLDERS' EQUITY:
     Common stock                                                265,552         289,478
     Accumulated deficit                                          (3,928)        (20,362)
     Accumulated other comprehensive income - foreign
         currency translation adjustment                          17,464          19,664
                                                            ------------    ------------

     Total stockholders' equity                                  279,088         288,780
                                                            ------------    ------------

         Total liabilities and stockholders' equity         $    444,619    $    449,339
                                                            ============    ============

--------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                     2000                 1999
-----------------------------------------------------------------------------------------
IN THOUSANDS

OPERATING CASH FLOWS:
Net income (loss)                                       $     16,434        $ (8,687)

Adjustments to reconcile net income (loss) to net
cash used by operating activities:
     Depreciation and amortization of
         property, plant and equipment                         9,857          11,540
     Deferred taxes                                              156             244
     Amortization of other assets                              2,739           1,695
     Write-down of assets                                      4,504          18,134
     Business disposals                                           --           4,497
     Gain on sale of property, plant, and equipment, net      (3,118)             --
     Gain on sale of investments                                  --          (3,669)
Changes in operating assets and liabilities, net of
assets acquired:
     Trade accounts receivable                               (12,535)          6,230
     Prepaid expenses and other                                 (861)          5,871
     Term receivables, long-term                               2,003          (9,351)
     Accounts payable                                         (2,568)         (3,227)
     Accrued liabilities                                     (10,844)        (18,683)
     Other liabilities and deferrals                          17,082           4,365
                                                         ------------    ------------

Net cash provided by operating activities                     22,849           8,959
                                                         ------------    ------------

INVESTING CASH FLOWS:
     Net maturities (purchases) of short-term
         investments                                            (154)         15,690
     Purchases of property, plant and equipment, net          (6,755)         (7,825)
     Purchases of businesses and equity interests             (8,458)         (7,572)
     Proceeds from sale of property, plant, and equipment      4,725           2,020
     Proceeds from sale of investments                            --           8,191
                                                         ------------    ------------

Net cash provided (used) by investing activities             (10,642)         10,504
                                                         ------------    ------------

FINANCING CASH FLOWS:
     Proceeds from issuance of common stock                   17,608           5,764
     Repayment of short-term borrowings                           --         (24,000)
     Repurchase of common stock                              (41,534)         (5,998)
                                                         ------------    ------------

Net cash used by financing activities                        (23,926)        (24,234)
                                                         ------------    ------------
Effect of exchange rate changes on cash and
  cash equivalents
                                                                (899)           (168)
                                                         ------------    ------------

Net change in cash and cash equivalents                      (12,618)         (4,939)
Cash and cash equivalents at beginning of period              95,637         118,512
                                                         ------------    ------------

Cash and cash equivalents at end of period              $     83,019    $    113,573
                                                         ============    ============

-----------------------------------------------------------------------------------------

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

(2) SPECIAL CHARGES - During the first six months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp. Substantially all of the costs associated with these charges were expended during the quarter and the remainder should be expended in the second half of 2000.

         In May 2000, the Company acquired Descon Informationssysteme GMBH, a provider of applications that focus on the component, library and design management needs of electronic manufacturing enterprises. The total purchase price including cash, transaction costs and net assets assumed was $5,212 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. This allocation resulted in a charge for in-process research and development of $2,220. Capitalized goodwill and technology allocations were $252 and $2,740, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over five years, respectively. The separate results of operations were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.

         In May 2000, the Company acquired Escalade Corp., a provider of Hardware Description Language (HDL) graphical design tools for application specific integrated circuits (ASICs) and field programmable gate arrays (FPGAs). The total purchase price including cash, transaction costs and net assets assumed was $2,673 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in a charge for in-process research and development of $940. In addition, capitalized goodwill and technology allocations were $903 and $830, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over three years, respectively.

         The following Mentor Graphics and Escalade Corp. pro forma information assumes the acquisition occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.


         Six months ended June 30,                                2000                   1999
--------------------------------------------------------- -------------------- ---------------------
         Revenue                                              $   267,395          $   243,490
         Net income (loss)                                    $    14,585          $   (12,824)
         Basic net income (loss) per share                    $      0.23          $     (0.19)
         Diluted net income (loss) per share                  $      0.22          $     (0.19)
--------------------------------------------------------- -------------------- ---------------------

         During the first six months of 1999, the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology is being amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

 (3) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - The following provides additional information concerning cash flow activities:


         Six months ended June 30,                                 2000                   1999
----------------------------------------------------------- -------------------- ---------------------
         Interest paid                                         $       586          $       412

         Income taxes paid, net of refunds                     $     2,453          $     1,201

         Issuance of stock options for purchase of
             minority interest of subsidiary                   $         -          $     5,232

----------------------------------------------------------- -------------------- ---------------------

(4) COMPREHENSIVE INCOME (LOSS) - The following provides a summary of comprehensive income (loss):

         Six months ended June 30,                                  2000                 1999
----------------------------------------------------------- -------------------- ---------------------
         Net income (loss)                                     $    16,434          $    (8,687)
         Foreign currency translation adjustment                    (2,200)              (1,529)
                                                            ------------------   ------------------

         Comprehensive income (loss)                           $    14,234          $   (10,216)
                                                            =================    ==================

-------------------------------------------------------------------------- -------------------- ---------------------

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

                                         Three months ended June 30,     Six months ended June 30,
        ------------------------------------------------------------------------------------------
                                           2000             1999          2000            1999
        ------------------------------------------------------------------------------------------
REVENUES
     Americas .....................   $     62,428    $     60,849    $    124,334    $    119,325
     Europe .......................         42,738          35,876          82,519          70,823
     Japan ........................         25,029          16,083          45,195          40,328
     Pacific Rim ..................          7,857           6,699          14,138          11,604
                                      ------------    ------------    ------------    ------------
Total .............................   $    138,052    $    119,507    $    266,186    $    242,080
                                      ============    ============    ============    ============

OPERATING INCOME (LOSS)
     Americas .....................   $     32,584    $     31,067    $     65,755    $     61,017
     Europe .......................         18,888          15,803          36,878          30,169
     Japan ........................         13,387           6,570          24,564          18,583
     Pacific Rim ..................          5,041           4,042           8,970           6,696
     Corporate ....................        (60,068)        (52,201)       (112,686)       (119,094)
                                      ------------    ------------    ------------    ------------
Total .............................   $      9,832    $      5,281    $     23,481    $     (2,629)
                                      ============    ============    ============    ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (ALL NUMERICAL REFERENCES IN THOUSANDS, EXCEPT FOR PERCENTAGES)

RESULTS OF OPERATIONS
---------------------

REVENUES AND GROSS MARGINS

SYSTEM AND SOFTWARE

System and software revenues for the three months and six months ended June 30, 2000 totaled $78,015 and $150,654, respectively, representing an increase of $11,345 or 17% and $11,244 or 8% from the comparable periods of 1999. The increases were attributable to both software product and accelerated verification revenues. The growth in software product revenues was primarily attributable to growth in the Company's newer product offerings and the acquisition of VeriBest, Inc. (Veribest) in the fourth quarter of 1999. In addition, the strengthening of the Japanese yen versus the U.S. dollar had a favorable impact on revenues. See "Geographic Revenues Information" for further discussion. The increase in accelerated verification system revenue was primarily due to continued market acceptance and demand in Europe and Japan. Accelerated verification systems products are not available in U.S. markets. See "Part II - Item 1. Legal Proceedings" for further discussion.

System and software gross margins were 90% and 91% for the second quarter and first six months of 2000, respectively, compared to 90% for the same periods a year ago. Amortization of purchased technology to system and software cost of goods sold was $380 and $1,259 for the second quarter and first six months of 2000, respectively, compared to $334 and $653 for the comparable periods in 1999. The increase in amortization of purchased technology is attributable to the acquisition of VeriBest.


SERVICE  AND SUPPORT

Service and support revenues for the three months and six months ended June 30, 2000 totaled $60,037 and $115,532, respectively, representing an increase of $7,200 or 14% and $12,862 or 13% from the comparable periods of 1999. Service and support revenues consist of software support and professional services, both of which increased compared to 1999. The increase in software support revenue was attributable to the acquisition of VeriBest, continued success of software product offerings and larger installed base of customers. The increase in professional service revenue was attributable to better utilization of global resources.

Service and support gross margins were 64% and 63% for the second quarter and first six months of 2000, compared to 58% and 57% for the comparable periods in 1999. The increase in overall service and support gross margins is due to higher revenues and improved professional service utilization.

GEOGRAPHIC REVENUES INFORMATION

Americas revenues including service and support revenues, increased 3% from the second quarter of 1999 to the second quarter of 2000 and increased 4% from first half of 1999 to the first half of 2000. Revenues outside of the Americas for the second quarter and first six months of 2000 were 55% and 53% of total revenues compared to 49% and 51% for comparable periods of 1999. Compared to the respective prior periods, European revenues increased 19% and 17% in the second quarter and the first six months of 2000 and Japanese revenues increased 56% and 12% in the second quarter and first six months of 2000. Exchange rate changes in Europe resulted in negative impact to revenue of approximately 7% for both the second quarter and the first six months of 2000. Exclusive of currency effects, higher revenue levels in Europe were primarily due to continued strength in all areas of the business. Japanese revenues were positively impacted by exchange rate changes in the comparable periods, where the Japanese yen strengthened against the U.S. dollar by approximately 18% and 11% in the second quarter and the first six months of 2000. Exclusive of currency effects, higher revenue levels in Japan were primarily due to growth in sales of accelerated verification products. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $31,159 and $27,687 or 23% of revenues for the second quarters of 2000 and 1999, respectively and $61,168 and $56,556 or 23% of revenues for the first six months of 2000 and 1999, respectively. Marketing and selling expenses totaled $48,961 and $41,465 or 35% of revenues for the second quarters of 2000 and 1999, respectively and $93,734 and $83,780 or 35% of revenues for the first six months of 2000 and 1999, respectively. General and administration expenses totaled $12,182 and $10,890 or 9% of revenues for the second quarters of 2000 and 1999, respectively and $25,112 and $23,786 or 9% and 10% for the first six months of 2000 and 1999, respectively. The increase in absolute dollars is primarily attributable to the VeriBest acquisition, increased product sales and annual and competitive salary adjustments.


SPECIAL CHARGES

During the first six months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp. Substantially all of the costs associated with these charges were expended during the quarter and the remainder should be expended in the second half of 2000.

In May 2000, the Company acquired Descon Informationssysteme GMBH, a provider of applications that focus on the component, library and design management needs of electronic manufacturing enterprises. The total purchase price including cash, transaction costs and net assets assumed was $5,212 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. This allocation resulted in a charge for in-process research and development of $2,220. Capitalized goodwill and technology allocations were $252 and $2,740, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over five years, respectively.

In May 2000, the Company acquired Escalade Corp., a provider of Hardware Description Language (HDL) graphical design tools for application specific integrated circuits (ASICs) and field programmable gate arrays (FPGAs). The total purchase price including cash, transaction costs and net assets assumed was $2,673 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in a charge for in-process research and development of $940. In addition, capitalized goodwill and technology allocations were $903 and $830, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over three years, respectively.

During the first six months of 1999, the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology is being amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.


OTHER EXPENSE, NET

Other expense, net totaled $2,144 and $2,412 for the second quarter and first six months of 2000 compared to $5,687 and $8,508 for the same periods of 1999. The period to period decrease is attributable in part to a gain on the sale of a parcel of land adjacent to the Company's headquarters of $3,118 during 2000. In addition, other expense was positively impacted by lower legal costs associated with the ongoing patent litigation with Quickturn which totaled $2,986 and $6,289 in the second quarter and first six months of 2000, respectively compared to $6,850 and $10,883 for comparable periods of 1999. See "Part II - Item 1. Legal Proceedings" for further discussion. The decrease is also attributable to a 1999 legal settlement of $3,000 for the Portland, Oregon SimExpress trial. Interest income from investments was $2,057 and $4,150 for the second quarter and the first six months of 2000, compared to $1,804 and $3,627 for comparable periods of 1999. Interest expense was $404 and $925 for the second quarter and first six months of 2000, compared to $216 and $456 for comparable periods in 1999.


PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes amounted to $4,635 for the six months ended June 30, 2000, as compared to a benefit of $2,450 for the same period in 1999. The tax expense (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

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

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, decreased to $17,464 at June 30, 2000, from $19,664 at the end of 1999. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1999 as a result of a stronger U.S. dollar as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 2000 were $120,723 compared to $133,187 at the end of 1999. Cash provided by operations was $22,849 for the first six months of 2000 compared to $8,959 during the same period of 1999. During the first half of 2000 operating cash was positively impacted by net income from operations of $16,434 while for 1999, it was negatively impacted by the net loss from operations of $8,687. Cash used by investing activities, excluding short-term investments, was $10,488 and $5,186 in the first half of 2000 and 1999, respectively. Investing activities in the first half of 2000 included capital expenditures and purchase of Descon and Escalade for $8,458 offset by sale of land adjacent to the Company's Wilsonville headquarters to a third party for $4,725. Investing activities in the first half of 1999 included purchase of the minority interest in Exemplar for $7,572 and capital expenditures offset by sale of Quickturn stock for $8,191. Cash used by financing activities was $23,926 for the first half of 2000 compared to $24,234 during the same period of 1999. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $17,608 and $5,764 in 2000 and 1999, respectively. Cash used for financing activities in 2000 included a repurchase of 2,500 shares of common stock for $41,534. The financing use of cash in 1999 included the pay-down of a short-term borrowing of $24,000 and a repurchase of 528 shares of common stock for $5,998.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $136,839 at June 30, 2000 from $125,417 at year-end 1999. Excluding the current portion of term receivables of $55,888 and $54,375, average days sales outstanding were 53 days and 41 days at June 30, 2000 and December 31, 1999, respectively. Average days sales outstanding in total accounts receivable increased from 73 days at the end of 1999 to 89 days at the end of the second quarter of 2000. The increase in average trade receivable days sales outstanding was due to the mix of revenue volume by geography and less extended term contract sales in the second quarter of 2000 compared to the fourth quarter of 1999. Current quarter revenue mix was more heavily weighted towards foreign geographies where payment terms are typically longer. In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current accounts receivable. In the following quarters, the same amount is reflected in current accounts receivable without the corresponding revenue. In addition, the Company sold short-term accounts receivable of $19,404 and $23,011 to a financing institution on a non-recourse basis in the second quarter of 2000 and the fourth quarter of 1999, respectively.


PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $2,885 from December 31, 1999 to June 30, 2000. This increase was primarily due to higher accelerated verification systems inventory, which is expected to ship in the third quarter of 2000. In addition, prepaid income taxes and benefits costs increased from year-end 1999.


TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $29,362 at June 30, 2000 compared to $31,695 at December 31, 1999. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $6,881 from December 31, 1999 to June 30, 2000. This decrease was primarily due to payments of 1999's annual and fourth quarter incentive compensation.


CAPITAL RESOURCES

Total capital expenditures decreased to $6,755 through June 30, 2000, compared to $7,825 for the same period of 1999. Expenditures in the first quarter of 2000 and 1999 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the adoption of SFAS Nos. 133 and 137 and its potential impact on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The Company is currently evaluating the adoption of SAB 101 and its potential impact on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. The Company does not expect that this statement will have a significant impact on our financial condition or results of operations.


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

As a result of the acquisition of Meta Systems and its accelerated verification products, the Company is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and related obsolescence issues, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part II-Item 1. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its first generation SimExpress emulation products in the United States and Germany. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions could adversely effect the Company's ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

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

New or revised accounting standards, interpretation of standards and rules are issued from time to time. Although they are not expected to have a material impact on the reported financial results, they could have such an effect.

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

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 2000. In accordance with the Company's investment policy all investments mature in twelve months or less.

                                                                   Carrying       Average
         Principal (notional) amounts in U.S. dollars               Amount      Interest Rate
-----------------------------------------------------------------------------------------------
Cash equivalents - fixed rate                                    $     26,472           6.53%
Short-term investments - fixed rate                                    37,704           6.52%
                                                                 ------------   ------------
Total interest bearing instruments                               $     64,176           6.52%
                                                                 ============   ============

-----------------------------------------------------------------------------------------------

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The premium on such instruments is immaterial and is amortized over the life of the contracts to other income (expense). The Company currently has foreign currency options outstanding to sell Japanese yen over the next 6 months with contract values totaling approximately $15,645 at average contract exchange rates of approximately JPY 108.66. At June 30, 2000 the difference between the recorded value and the fair value of the Company's foreign exchange position related to these option contracts was approximately zero.

The Company entered into a forward contract to stabilize the currency effects on a portion of the Company's net investment in its Japanese subsidiary. This contract to sell 2.65 billion Japanese yen will guarantee the Company $25,214 at the contract's expiration. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of the stockholders' equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contract should not impact current or future consolidated statements of operations. At June 30, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero.

The Company also enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. Remeasurement gains and losses on forward contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. At June 30, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero.

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

The following table provides information about the Company's foreign exchange forward contracts at June 30, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at June 30, 2000. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:


         Short-term forward contracts                                                Amount         Contract Rate
------------------------------------------------------------------------------------------------------------------
         Japanese yen                                                           $      9,759         $  106.58
         French franc                                                                  4,116              6.90
         Euro                                                                          4,760              1.05
         Swedish krona                                                                 4,446              8.82
         Swiss franc                                                                   1,281              1.64
         Italian lira                                                                  1,005          2,036.04
         Other                                                                         2,151              -
------------------------------------------------------------------------------------------------------------------

The unrealized gain (loss) on the outstanding forward contracts at June 30, 2000, was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

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

Quickturn filed an administrative complaint with the U.S. International Trade Commission (ITC) in 1996 seeking to prohibit the importation of SimExpress products in the U.S. In December 1997, the ITC issued a Cease and Desist Order prohibiting the Company from importing certain hardware emulation products or components and from providing repair or maintenance services to its existing U.S. customers. That order took effect in 1998. In October 1997, Quickturn filed an action against the Company's German subsidiary in a German District Court alleging infringement by SimExpress of a European patent. The German court ruled in April 1999 that the Company's German subsidiary's sales of SimExpress violated a European patent owned by Quickturn and awarded unspecified damages. The Company's German subsidiary no longer offers the SimExpress product in Germany. Although the Company is appealing the ruling, the Company can give no assurance as to the outcome of such proceeding.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent. There have been no rulings by the French court regarding the merits of this case to date.

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, based on a patent licensed to the Company and Meta and which Meta obtained a right to enforce, sought damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta was joined in the suit by Aptix Corporation of San Jose, California. In June 2000, the court granted a motion brought by Quickturn to dismiss the case on the ground that Aptix's CEO Dr. Amr Mohsen falsified and destroyed evidence during the litigation. Due to Dr. Mohsen's misconduct, the court found the Aptix patent to be unenforceable by anyone, including Meta. The court specifically made no findings that either Meta or the Company engaged in any misconduct. The court ordered Aptix to pay Quickturn all of its attorneys' fees and expenses. No sanctions were awarded against Meta or the Company. Meta has appealed the court's decision.

In July 1999, the Company filed suit in U.S. District Court for the District of Delaware against Quickturn alleging infringement of two Mentor Graphics patents by Quickturn's Mercury product ("Mercury lawsuit"). That lawsuit was transferred to the Northern District of California. The Company's suit has been amended to allege that Quickturn's Mercury and Mercury Plus products infringe five patents held by the Company. The Company is seeking a permanent injunction prohibiting sales of Quickturn's Mercury and Mercury Plus products in the U.S., along with damages and attorney's fees.

In March 2000, the Company filed a misappropriation of trade secret case in U.S. District Court in San Jose. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn's evaluation of Meta's technology in connection with a possible acquisition of Meta in 1994 and 1995. This case has been consolidated with the Mercury lawsuit for purposes of discovery and scheduling.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters.



Item 6. Exhibits and Reports on Form 8-K.

On May 12, 2000, the Company filed a Current Report on Form 8-K to report under
Item 2 the acquisition of Escalade Corp., a Delaware corporation ("Escalade"), through a merger of Escalade with a wholly owned subsidiary of the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 11, 2000.                        MENTOR GRAPHICS CORPORATION
                                               (Registrant)

                                               /s/ Gregory K. Hinckley
                                               -----------------------
                                               Gregory K. Hinckley
                                               Executive Vice President and
                                               Chief Operating Officer /Chief Financial Officer