Form 10-Q
period 2000-09-30
MENTOR GRAPHICS CORP
filed 2000-11-14
CIK 701811

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
-------------------------------------------------------------------------------


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 2000.           Commission File No. 0-13442


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of November 1, 2000: 64,570,388

                           MENTOR GRAPHICS CORPORATION

                               Index to Form 10-Q


PART I    FINANCIAL INFORMATION                                                                         PAGE NUMBER
     Item 1.  Financial Statements

         Consolidated Statements of Operations for the three                                               3
           months ended September 30, 2000 and 1999

         Consolidated Statements of Operations for the nine                                                4
           months ended September 30, 2000 and 1999

         Consolidated Balance Sheets as of September 30, 2000                                              5
           and December 31, 1999

         Consolidated Statements of Cash Flows for the                                                     6
           nine months ended September 30, 2000 and 1999

         Notes to Consolidated Financial Statements                                                      7-9


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition                                          10-16
     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                                                      16-18


PART II    OTHER INFORMATION

     Item 1. Legal Proceedings                                                                         18-19

     Item 6.  Exhibits and Reports on Form 8-K                                                            20



SIGNATURES                                                                                                20

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,                                                  2000                1999
-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA
REVENUES:
     System and software                                                   $          79,555    $          59,211
     Service and support                                                              62,383               54,870
                                                                           -----------------    -----------------

               Total revenues                                                        141,938              114,081
                                                                           -----------------    -----------------

COST OF REVENUES:
     System and software                                                               7,057                6,517
     Service and support                                                              21,643               21,406
                                                                           -----------------    -----------------

               Total cost of revenues                                                 28,700               27,923
                                                                           -----------------    -----------------

               Gross margin                                                          113,238               86,158
                                                                           -----------------    -----------------

OPERATING EXPENSES:
     Research and development                                                         32,119               29,828
     Marketing and selling                                                            49,546               37,486
     General and administration                                                       12,705               10,711
                                                                           -----------------    -----------------

                Total operating expenses                                              94,370               78,025
                                                                           -----------------    -----------------

OPERATING INCOME                                                                      18,868                8,133
     Other income (expense), net                                                         159                 (612)
                                                                           -----------------    ------------------

                Income before income taxes                                            19,027                7,521
     Income tax expense                                                                4,186                1,655
                                                                           -----------------    -----------------

               Net income                                                  $          14,841    $           5,866
                                                                           =================    =================

     Net income per share:
         Basic                                                             $            .23     $            .09
                                                                           ================     ================
         Diluted                                                           $            .22     $            .09
                                                                           ================     ================
     Weighted average number of shares outstanding:
         Basic                                                                       64,202               65,841
                                                                           ================     ================
         Diluted                                                                     67,651               66,309
                                                                           ================     ================

----------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                                     2000                 1999
-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA
REVENUES:

     System and software                                                   $         230,209    $         198,621
     Service and support                                                             177,915              157,540
                                                                           -----------------    -----------------

               Total revenues                                                        408,124              356,161
                                                                           -----------------    -----------------

COST OF REVENUES:
     System and software                                                              19,904               20,931
     Service and support                                                              64,966               65,748
                                                                           -----------------    -----------------

               Total cost of revenues                                                 84,870               86,679
                                                                           -----------------    -----------------

               Gross margin                                                          323,254              269,482
                                                                           -----------------    -----------------

OPERATING EXPENSES:
     Research and development                                                         93,287               86,384
     Marketing and selling                                                           143,280              121,266
     General and administration                                                       37,817               34,497
     Special charges                                                                   6,521               21,831
                                                                           -----------------    -----------------

                Total operating expenses                                             280,905              263,978
                                                                           -----------------    -----------------

OPERATING INCOME                                                                      42,349                5,504
     Other expense, net                                                               (2,253)              (9,120)
                                                                           ------------------   -----------------

                Income (loss) before income taxes                                     40,096               (3,616)
     Income tax expense (benefit)                                                      8,821                 (795)
                                                                           -----------------    -----------------

               Net income (loss)                                           $          31,275    $           (2,821)
                                                                           =================    =================

     Net income (loss) per share:
         Basic                                                             $            .49     $            (.04)
                                                                           ================     =================
         Diluted                                                           $            .47     $            (.04)
                                                                           ================     =================
     Weighted average number of shares outstanding:
         Basic                                                                        63,998               66,042
                                                                           =================    =================
         Diluted                                                                      67,104               66,042
                                                                           =================    =================

-----------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                           Consolidated Balance Sheets


                                                                               AS OF                  AS OF
                                                                         SEPTEMBER 30, 2000     DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $         115,151     $          95,637
     Short-term investments                                                          34,379                37,550
     Trade accounts receivable, net                                                 131,118               125,417
     Prepaid expenses and other                                                      24,491                21,361
     Deferred income taxes                                                           10,846                10,954
                                                                          -----------------     -----------------

         Total current assets                                                       315,985               290,919

PROPERTY, PLANT AND EQUIPMENT, NET                                                   80,519                83,970
TERM RECEIVABLES, LONG-TERM                                                          25,047                31,695
OTHER ASSETS, NET                                                                    45,403                42,755
                                                                          -----------------     -----------------

         Total assets                                                     $         466,954     $         449,339
                                                                          =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
     Accounts payable                                                     $           7,549     $           9,979
     Income taxes payable                                                            27,589                22,599
     Accrued payroll and related liabilities                                         43,609                41,628
     Accrued liabilities                                                             28,043                37,085
     Deferred revenue                                                                60,205                46,425
                                                                          -----------------     -----------------

         Total current liabilities                                                  166,995               157,716

OTHER LONG-TERM DEFERRALS                                                             1,221                 1,221

MINORITY INTEREST                                                                     2,341                 1,622

STOCKHOLDERS' EQUITY:
     Common stock                                                                   270,066               289,478
     Retained earnings (accumulated deficit)                                         10,913               (20,362)
     Accumulated other comprehensive income - foreign
         currency translation adjustment                                             15,418                19,664
                                                                          -----------------     -----------------

     Total stockholders' equity                                                     296,397               288,780
                                                                          -----------------     -----------------

         Total liabilities and stockholders' equity                       $         466,954     $         449,339
                                                                          =================     =================

-----------------------------------------------------------------------------------------------------------------

                           Mentor Graphics Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                                    2000                 1999
-----------------------------------------------------------------------------------------------------------------
IN THOUSANDS
OPERATING CASH FLOWS:
Net income (loss)                                                          $          31,275    $          (2,821)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization of
         property, plant and equipment                                                14,429               16,844
     Deferred taxes                                                                      232                 (415)
     Amortization of other assets                                                      4,236                2,817
     Write-down of assets                                                              4,504               18,134
     Business disposals                                                                    -                4,497
     Gain on sale of property, plant, and equipment, net                              (3,118)                   -
     Gain on sale of investments                                                           -               (3,669)
Changes in operating assets and liabilities, net of assets acquired:
     Trade accounts receivable                                                        (8,019)               5,502
     Prepaid expenses and other                                                       (5,445)               2,726
     Term receivables, long-term                                                       6,068                6,454
     Accounts payable                                                                 (2,493)              (2,226)
     Accrued liabilities                                                              (7,565)             (26,920)
     Other liabilities and deferrals                                                  19,872                6,582
                                                                           -----------------    -----------------

Net cash provided by operating activities                                             53,976               27,505
                                                                           -----------------    -----------------

INVESTING CASH FLOWS:
     Net maturities of short-term investments                                          3,170               17,073
     Purchases of property, plant and equipment, net                                 (12,881)             (11,709)
     Purchases of businesses and equity interests                                     (8,458)              (7,572)
     Proceeds from sale of property, plant, and equipment                              4,725                3,009
     Proceeds from sale of investments                                                     -                8,191
                                                                           -----------------    -----------------

Net cash provided (used) by investing activities                                     (13,444)               8,992
                                                                           ------------------   -----------------

FINANCING CASH FLOWS:
     Proceeds from issuance of common stock                                           22,122                9,891
     Repayment of short-term borrowings                                                    -              (24,000)
     Repurchase of common stock                                                      (41,534)             (32,548)
                                                                           ------------------   ------------------

Net cash used by financing activities                                                (19,412)             (46,657)
                                                                           ------------------   ------------------
Effect of exchange rate changes on cash and cash equivalents
                                                                                      (1,606)                 305
                                                                           ------------------   -----------------

Net change in cash and cash equivalents                                               19,514               (9,855)
Cash and cash equivalents at beginning of period                                      95,637              118,512
                                                                           -----------------    -----------------

Cash and cash equivalents at end of period                                 $         115,151    $         108,657
                                                                           =================    =================

-----------------------------------------------------------------------------------------------------------------


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

(2) SPECIAL CHARGES - During the first nine months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp. (Escalade). Substantially all of the costs associated with these charges were expended during the second quarter of 2000 and the remainder should be expended by the end of 2000.

     In May 2000, the Company acquired Descon Informationssysteme GMBH (Descon), a provider of applications that focus on the component, library and design management needs of electronic manufacturing enterprises. The total purchase price including cash and transaction costs, net of assets acquired was $5,212 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. This allocation resulted in a charge for in-process research and development of $2,220. Capitalized goodwill and technology allocations were $252 and $2,740, respectively. The goodwill and technology is being amortized to research and development (R&D) and system and software product cost of goods sold over five years, respectively. The separate results of operations were not material compared to the Company's overall results of operations, and accordingly pro-forma financial statements of the combined entities have been omitted.

     In May 2000, the Company acquired Escalade, a provider of Hardware Description Language (HDL) graphical design tools for application specific integrated circuits (ASICs) and field programmable gate arrays (FPGAs). The total purchase price including cash and transaction costs, net of assets acquired was $2,673 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in a charge for in-process research and development of $940. In addition, capitalized goodwill and technology allocations were $903 and $830, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over three years, respectively.

     The following Mentor Graphics and Escalade pro forma information assumes the acquisition occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

     Nine months ended September 30,                                            2000                   1999
------------------------------------------------------------------------------------------------------------------
     Revenue                                                                 $   409,333          $   358,275
     Net income (loss)                                                       $    29,282          $    (8,556)
     Basic net income (loss) per share                                       $      0.46          $     (0.13)
     Diluted net income (loss) per share                                     $      0.44          $     (0.13)
------------------------------------------------------------------------------------------------------------------

     During the first nine months of 1999, the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology is being amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.

(3) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - The following provides additional information concerning cash flow activities:

     Nine months ended September 30,                                             2000                   1999
-------------------------------------------------------------------------------------------------------------------
     Interest paid                                                           $       713          $       650

     Income taxes paid, net of refunds                                       $     5,325          $       718

     Issuance of stock options for purchase of
       Minority interest of subsidiary                                       $         -          $     5,232

-------------------------------------------------------------------------------------------------------------------

(4) COMPREHENSIVE INCOME - The following provides a summary of comprehensive income:



     Nine months ended September 30,                                              2000               1999
-----------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                     $          31,275    $          (2,821)
     Foreign currency translation adjustment                                          (4,246)               3,046
                                                                           -----------------    -----------------

     Comprehensive income                                                  $          27,029    $             225
                                                                           =================    =================

-----------------------------------------------------------------------------------------------------------------

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

     All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income
     (loss) represents research and development, corporate marketing and selling, corporate general and administration, special, and merger and acquisitions related charges. Reportable segment information is as follows:

                                         Three months ended September 30,     Nine months ended September 30,
     --------------------------------------------------------------------------------------------------------
                                               2000             1999               2000              1999
     --------------------------------------------------------------------------------------------------------
     REVENUES
          Americas.................     $        72,943   $        51,060    $      197,277   $      170,385
          Europe...................              36,768            36,563           119,287          107,386
          Japan....................              25,143            19,772            70,338           60,100
          Pacific Rim..............               7,084             6,686            21,222           18,290
                                        ---------------   ---------------    ---------------  ---------------
     Total.........................     $       141,938   $       114,081    $      408,124   $      356,161
                                        ===============   ===============    ===============  ===============

     OPERATING INCOME (LOSS)
          Americas.................     $        38,906   $        26,207    $      104,662   $       87,224
          Europe...................              17,348            18,280            54,226           48,449
          Japan....................              14,282            10,872            38,846           29,455
          Pacific Rim..............               5,078             4,074            14,048           10,770
          Corporate................             (56,746)          (51,300)         (169,433)        (170,394)
                                        ---------------   ----------------   ---------------  --------------
     Total.........................     $        18,868   $         8,133    $       42,349   $        5,504
                                        ===============   ===============    ==============   ==============

     --------------------------------------------------------------------------------------------------------

(7) SUBSEQUENT EVENT - On October 2, 2000, the Company acquired HSL Holdings Limited for $13,900 in cash and $6,100 in notes payable due December 31, 2004. The business combination will be accounted for as a purchase and will include acquisition related costs and the cost of net liabilities. These costs will be allocated on the basis of estimated fair value of assets and liabilities assumed and will likely include a charge for in-process R&D for development that had not yet reached technological feasibility. The purchase price allocation including amount of capitalized goodwill and technology and in-process R&D charge has yet to be determined.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
(ALL NUMERICAL REFERENCES IN THOUSANDS, EXCEPT FOR PERCENTAGES)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

SYSTEM AND SOFTWARE

System and software revenues for the three months and nine months ended September 30, 2000 totaled $79,555 and $230,209, respectively, representing an increase of $20,344 or 34% and $31,588 or 16% from the comparable periods of 1999. The increases were attributable to software product revenue. The growth in software product revenue was primarily due to growth in the Company's newer product offerings and the acquisition of VeriBest, Inc. (VeriBest) in the fourth quarter of 1999. In addition, growth of software product revenue is attributable to recovery from weak sales in the third quarter of 1999. Lower sales in the third quarter of 1999 were a result of a consolidation of third party sales channels and a late third quarter 1999 enhancement release of the Company's Field Programmable Gate Array simulation product offering.

System and software gross margins were 91% for the third quarter and first nine months of 2000, compared to 89% and 90% for the same periods a year ago. Gross margins were favorably impacted in 2000 by improved gross margins on accelerated verification systems sales. Amortization of purchased technology to system and software cost of goods sold was $754 and $2,013 for the third quarter and first nine months of 2000, respectively, compared to $332 and $985 for the comparable periods in 1999. The increase in amortization of purchased technology is attributable to the acquisitions of VeriBest, Escalade and Descon.


SERVICE  AND SUPPORT

Service and support revenues for the three months and nine months ended September 30, 2000 totaled $62,383 and $177,915, respectively, representing an increase of $7,513 or 14% and $20,375 or 13% from the comparable periods of 1999. The increase compared to 1999 is due to higher software support and professional services. The increase in software support revenue was attributable to the acquisition of VeriBest, continued success of software product offerings and a larger installed base of customers. The increase in professional service revenue was attributable to better utilization of global consulting personnel.

Service and support gross margins were 65% and 63% for the third quarter and first nine months of 2000, compared to 61% and 58% for the comparable periods in 1999. The increase in overall service and support gross margins is due to higher revenues and improved professional service utilization.

GEOGRAPHIC REVENUES INFORMATION

Americas revenues including service and support revenues, increased 43% from the third quarter of 1999 to the third quarter of 2000 and increased 16% from first nine months of 1999 to the first nine months of 2000. Revenues outside of the Americas for the third quarter and first nine months of 2000 were 49% and 52% of total revenues compared to 55% and 52% for comparable periods of 1999. Compared to the respective prior periods, European revenues increased 1% and 11% in the third quarter and the first nine months of 2000 and Japanese revenues increased 27% and 17% in the third quarter and first nine months of 2000. Exchange rate changes in Europe resulted in negative impact to revenue of approximately 7% for both the third quarter and the first nine months of 2000. Exclusive of currency effects, higher revenue levels in Europe were primarily due to continued strength in all areas of the business. Japanese revenues were positively impacted by exchange rate changes in the comparable periods, where the Japanese yen strengthened against the U.S. dollar by approximately 7% and 10% in the third quarter and the first nine months of 2000. Exclusive of currency effects, higher revenue levels in Japan were primarily due to growth in sales of newer software product offerings. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.


OPERATING EXPENSES

Research and development expenses totaled $32,119 and $29,828 or 23% and 26% of revenues for the third quarters of 2000 and 1999, respectively and $93,287 and $86,384 or 23% and 24% of revenues for the first nine months of 2000 and 1999, respectively. Marketing and selling expenses totaled $49,546 and $37,486 or 35% and 33% of revenues for the third quarters of 2000 and 1999, respectively and $143,280 and $121,266 or 35% and 34% of revenues for the first nine months of 2000 and 1999, respectively. General and administration expenses totaled $12,705 and $10,711 or 9% of revenues for the third quarters of 2000 and 1999, respectively and $37,817 and $34,497 or 9% and 10% for the first nine months of 2000 and 1999, respectively. The increase in absolute dollars is primarily attributable to the VeriBest acquisition, increased variable compensation related to stronger performance and annual and competitive salary adjustments.


SPECIAL CHARGES

During the first nine months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade. Substantially all of the costs associated with these charges were expended during the second quarter of 2000 and the remainder should be expended by the end of 2000.

In May 2000, the Company acquired Descon, a provider of applications that focus on the component, library and design management needs of electronic manufacturing enterprises. The total purchase price including cash and transaction costs, net of assets acquired was $5,212 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. This allocation resulted in a charge for in-process research and development of $2,220. Capitalized goodwill and technology allocations were $252 and $2,740, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over five years, respectively.

In May 2000, the Company acquired Escalade, a provider of Hardware Description Language (HDL) graphical design tools for application specific integrated circuits (ASICs) and field programmable gate arrays (FPGAs). The total purchase price including cash and transaction costs, net of assets acquired was $2,673 and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in a charge for in-process research and development of $940. In addition, capitalized goodwill and technology allocations were $903 and $830, respectively. The goodwill and technology is being amortized to R&D and system and software product cost of goods sold over three years, respectively.

During the first nine months of 1999, the Company recorded special charges of $21,831. The charges consisted of acquisition related costs attributable to the purchase of the minority interest of a subsidiary, costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, two subsidiary divestitures and related employee terminations. Substantially all of these costs were disbursed in the first half of 1999. In January of 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The cost of the acquisition was allocated on the basis of the estimated fair value of assets assumed. This allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The goodwill and technology is being amortized to R&D over five years and system and software product cost of goods sold over three years, respectively.


OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $159 and ($2,253) for the third quarter and first nine months of 2000 compared to ($612) and ($9,120) for the same periods of 1999. The year to year change is attributable in part to a gain on the sale of a parcel of land adjacent to the Company's headquarters of $3,118 during 2000. In addition, other expense was positively impacted by lower legal costs associated with the ongoing patent litigation with Quickturn which totaled $1,331 and $7,620 in the third quarter and first nine months of 2000, respectively compared to $1,773 and $9,656 for comparable periods of 1999. See "Part II - Item 1. Legal Proceedings" for further discussion. The decrease in other expense is also attributable to a 1999 legal settlement of $3,000 for the Portland, Oregon SimExpress trial. Interest income was $2,731 and $6,881 for the third quarter and the first nine months of 2000, compared to $1,606 and $5,233 for comparable periods of 1999. Interest expense was $465 and $1,390 for the third quarter and first nine months of 2000, compared to $235 and $691 for comparable periods in 1999.


PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes amounted to $8,821 for the nine months ended September 30, 2000, as compared to a benefit of $795 for the same period in 1999. The tax expense (benefit) is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.

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

The "accumulated other comprehensive income - foreign currency translation adjustment," as reported in the stockholders' equity section of the Consolidated Balance Sheets, decreased to $15,418 at September 30, 2000, from $19,664 at the end of 1999. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1999 as a result of a stronger U.S. dollar as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES


CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 2000 were $149,530 compared to $133,187 at the end of 1999. Cash provided by operations was $53,976 for the first nine months of 2000 compared to $27,505 during the same period of 1999. During the first nine months of 2000 operating cash was positively impacted by net income from operations of $31,275 while for 1999, it was negatively impacted by the net loss from operations of $2,821. Cash used by investing activities, excluding short-term investments, was $16,614 and $8,081 in the first nine months of 2000 and 1999, respectively. Investing activities in the first nine months of 2000 included capital expenditures and purchase of Descon and Escalade for $8,458 offset by sale of land adjacent to the Company's Wilsonville headquarters to a third party for $4,725. Investing activities in the first half of 1999 included purchase of the minority interest in Exemplar for $7,572 and capital expenditures offset by sale of Quickturn stock for $8,191. Cash used by financing activities was $19,412 for the first nine months of 2000 compared to $46,657 during the same period of 1999. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $22,122 and $9,891 in 2000 and 1999, respectively. Cash used for financing activities in 2000 included a repurchase of 2,500 shares of common stock for $41,534. The financing use of cash in 1999 included the pay-down of a short-term borrowing of $24,000 and a repurchase of 3,528 shares of common stock for $32,548.


TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $131,118 at September 30, 2000 from $125,417 at year-end 1999. Excluding the current portion of term receivables of $66,670 and $54,375, average days sales outstanding were 41 days at September 30, 2000 and December 31, 1999. Average days sales outstanding in total accounts receivable increased from 73 days at the end of 1999 to 83 days at the end of the third quarter of 2000. The increase in average total accounts receivable days sales outstanding was primarily due to less extended term contract sales in the third quarter of 2000 compared to the fourth quarter of 1999. In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current accounts receivable. In the following quarters, the same amount is reflected in current accounts receivable without the corresponding revenue. In addition, the Company sold short-term accounts receivable of $15,094 and $23,011 to a financing institution on a non-recourse basis in the third quarter of 2000 and the fourth quarter of 1999, respectively.


PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $3,130 from December 31, 1999 to September 30, 2000. This increase was primarily due to higher accelerated verification systems inventory, which is expected to ship in the fourth quarter of 2000. In addition, prepaid income taxes and benefits costs increased from year-end 1999.


TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $25,047 at September 30, 2000 compared to $31,695 at December 31, 1999. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease is due to greater run-off of balances on older term agreements compared to new term agreements.

CAPITAL RESOURCES

Total capital expenditures increased to $12,881 through September 30, 2000, compared to $11,709 for the same period of 1999. Expenditures in the first nine months of 2000 and 1999 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that this statement will have a significant impact on its financial condition or results of operations.

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

In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. The Company does not expect that this statement will have a significant impact on its financial condition or results of operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Certain statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements and outlook estimates of its future financial results. The following discussion highlights factors that could cause actual results to differ materially from forward-looking statements. The forward-looking statements should be considered in light of these factors.

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

The Company's Meta Division is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing new distribution and shipment processes, managing inventory and related obsolescence issues, developing new processes to deliver customer support of the hardware and placing new demands on the sales force. In addition, the Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part II-Item 1. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its first generation SimExpress emulation products in the United States and Germany. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions could adversely effect the Company's ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

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

The Company's margin may vary as a result of the mix of products and services sold. The margin on software products is typically greater than that for hardware products, software support and professional services. Additionally, the margin on software products will vary quarter to quarter depending on the amount of third party royalties due for the mix of products sold.

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

The Company generally realizes approximately half of its revenues outside the U.S. and expects this to continue in the future. As such, the effects of foreign currency fluctuations can impact the Company's business and operating results. To hedge the impact of foreign currency fluctuations, the Company enters into foreign currency forward contracts. However, significant changes in exchange rates may have a material adverse impact on the Company's results of operations. International operations subject the Company to other risks including, but not limited to, longer receivables collection periods, economic or political instability, government trade restrictions, limitations on repatriation of earnings, licensing and intellectual property rights protection.

The Company's operating expenses are generally committed in advance of revenue and are based to a large degree on future revenue expectations. Operating expenses are incurred to generate and sustain higher future revenue levels. If the revenue does not materialize as expected, the Company's results of operations can be adversely impacted. Additionally, outlook estimates do not contemplate the effects of recent or possible future acquisitions.

Acquisitions of complementary businesses are a part of the Company's overall business strategy. There are several challenges associated with this strategy including integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems. All of these factors can impair the Company's ability to forecast, to meet quarterly revenue and earnings targets and to effectively manage the business for long-term growth. There can be no assurance that these challenges will be effectively met.

The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers' needs. There can be no assurance that the Company can continue to recruit and retain such personnel.

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, new or revised accounting standards, interpretation of standards and rules are issued from time to time. Although they are not expected to have a material impact on the reported financial results, they could have such an effect.

Because the Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business, benefits from available net operating loss carryforwards and tax expense for subsidiaries with pre-tax income, the Company's income tax position and resultant effective tax rate is uncertain for 2000 and beyond.

The Company is involved in various litigation and administrative matters. There can be no assurance that they will not have a material adverse impact on the Company's business, financial position or results of operations. See "Part II-Item 1. Legal Proceedings" for further discussion. The pending litigation and any future litigation may result in substantial legal costs and divert the efforts of management personnel.

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

The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 2000. In accordance with the Company's investment policy all investments mature in twelve months or less.

                                                                   Carrying           Average
         Principal (notional) amounts in U.S. dollars               Amount         Interest Rate
--------------------------------------------------------------------------------------------------------------
         Cash equivalents - fixed rate                        $          33,437             6.58%
         Short-term investments - fixed rate                             34,379             6.38%
                                                              -----------------    -------------
         Total interest bearing instruments                   $          67,816             6.48%
                                                              =================    =============

--------------------------------------------------------------------------------------------------------------


FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The premium on such instruments is immaterial and is amortized over the life of the contracts to other income (expense). The Company currently has foreign currency options outstanding to sell Japanese yen over the next 3 months with contract values totaling approximately $8,283 at average contract exchange rates of approximately JPY 108.66. At September 30, 2000 the difference between the recorded value and the fair value of the Company's foreign exchange position related to these option contracts was approximately zero.

The Company entered into a forward contract to stabilize the currency effects on a portion of the Company's net investment in its Japanese subsidiary. This contract to sell 735.7 million Japanese yen will guarantee the Company $6,985 at the contract's expiration. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of the stockholders' equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contract should not impact current or future consolidated statements of operations. At September 30, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero.

The Company also enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. Remeasurement gains and losses on forward contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. At September 30, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero.

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

The following table provides information about the Company's foreign exchange forward contracts at September 30, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at September 30, 2000. These forward contracts mature in approximately thirty days. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

         Short-term forward contracts                             Amount        Contract Rate
-----------------------------------------------------------------------------------------------
         Japan yen                                           $     29,833         $  103.15
         Euro                                                      12,977              0.86
         Sweden krona                                               6,764              9.80
         France franc                                               5,819              6.80
         Israel shekel                                              1,498              4.07
         United Kingdom pound                                       1,390              1.47
         Switzerland franc                                          1,016              1.77
         Italy lira                                                 1,005          1,990.00
         Other                                                        870              -

-----------------------------------------------------------------------------------------------


The unrealized gain (loss) on the outstanding forward contracts at September 30, 2000, was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.


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

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, based on a patent licensed to the Company and Meta and which Meta obtained a right to enforce, sought damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta was joined in the suit by Aptix Corporation of San Jose, California. In June 2000, the court granted a motion brought by Quickturn to dismiss the case on the ground that Aptix's CEO Dr. Amr Mohsen falsified and destroyed evidence during the litigation. Due to Dr. Mohsen's misconduct, the court found the Aptix patent to be unenforceable by anyone, including Meta. The court specifically made no findings that either Meta or the Company engaged in any misconduct. The court ordered Aptix to pay Quickturn certain of its attorneys' fees and expenses. No sanctions were awarded against Meta or the Company. Meta has appealed the court's decision, and the Company has filed suit against Aptix for fraud and other claims arising out of the actions of Aptix.

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

In March 2000, the Company filed a misappropriation of trade secret case in U.S. District Court in San Francisco. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn's evaluation of Meta's technology in connection with a possible acquisition of Meta in 1994 and 1995. This case has been consolidated with the Mercury lawsuit for purposes of discovery and scheduling. In September 2000, Mentor Graphics filed suit in U.S. District Court in San Francisco against Quickturn and Cadence alleging infringement of an additional patent. Mentor Graphics has requested a preliminary injunction hearing prohibiting sales of Quickturn's Mercury Plus product in the U.S.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits
10. C. 1986 Stock Plan.

(b) Reports on Form 8-K
On July 24, 2000, the Company filed a Current Report on Form 8-K/A Amendment No. 1 to amend its previously filed Form 8-K relating to the merger on May 8, 2000 with Escalade Corp. The amendment includes under Item 7 the consolidated financial statements of Escalade as of and for each of the years in the two-year period ended December 31, 1999, and pro forma financial information as of and for the year ended December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 10, 2000.              MENTOR GRAPHICS CORPORATION
                                       (Registrant)

                                       --------------------
                                       Gregory K. Hinckley
                                       Executive Vice President and
                                       Chief Operating Officer /
                                         Chief Financial Officer