Form 10-K
period 2000-12-31
MENTOR GRAPHICS CORP
filed 2001-03-27
CIK 701811

QuickLinks -- Click here to rapidly navigate through this document

Form 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 0 - 13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon State or other jurisdiction of incorporation or organization)	93-0786033 (IRS Employer Identification No.)
8005 SW Boeckman Road Wilsonville, Oregon (Address of principal executive offices)	97070-7777 (Zip Code)

Registrant's telephone number, including area code (503) 685-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,559,520,360 on March 5, 2001 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On March 5, 2001, there were 65,242,808 shares of the Registrant's Common Stock outstanding.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2001 Proxy Statement	Part III

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

GENERAL

    Mentor Graphics Corporation (the Company) manufactures, markets and supports software and hardware Electronic Design Automation (EDA) products, embedded systems software products and provides related services which enable engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. Customers use the Company's software in the design of such diverse products as supercomputers, automotive electronics, telephone-switching systems, cellular base stations and handsets, computer network hubs and routers, signal processors, personal computers, personal digital assistant equipment, video conferencing equipment, 3-D graphics boards, digital audio broadcast radios, smart cards and products enabled with the Bluetooth short-range wireless radio technology. The Company licenses its products through its direct sales force and an affiliate channel of distributors and sales representatives where a direct sales presence is not warranted or cost effective. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol "MENT." The Company's executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company website address is www.mentor.com.

PRODUCTS

    Customers use the Company's products in the design, analysis, simulation, modeling, implementation and verification of electronic designs for communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation products. This use is intended to make design engineers more productive, enable designs not otherwise possible, improve the accuracy of complex designs and shrink time-to-market schedules.

    Electrical engineers begin the electronic design process by describing the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), printed circuit board (Board) or electronic system. In this process the engineer describes the overall product system architecture, implements it by creating a design description, simulates the design to reveal defects and reiterates the description until it meets the previously determined design specifications. Engineers use the Company's products to specify the components of the IC or Board, determine the interconnections among the components and define the components' associated physical properties. Engineers also use the Company's simulation products throughout the design process to identify design errors before the design is manufactured. Simulation also gives engineers the ability to test design alternatives. Engineers use the Company's verification products to identify functionality and performance issues while the cost to correct is still low.

Systems Design

    The Company's Board design tools support the printed circuit design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the Board to providing digital output data for manufacturing, assembly and test. Between the beginning and end of the process, the Company has numerous other integrated products for process management, component library creation, simulation, and verification of the Board design. Products within the Board design flow include Design Architect®, Board Station®, AutoActive® RE and the Expedition Series—supporting all types of designs including analog, radio frequency (RF), high speed digital and mixed signal designs. The Company expects its current AutoActive products, with next generation technology on UNIX and Windows NT, to replace older generation routers in Board design flows from the Company, Cadence Design Systems, Inc. and others. In addition, in 2000 the Company acquired Descon Informationssysteme GmbH & Co., a privately held provider of product data management solutions for electronic system design. Descon's information management tools are used by customers to integrate electronic design processes into their global business processes, thereby accelerating time-to-market and reducing operating costs. The tools will be a component of the Company's overall systems tool strategy to bring added value to customers by enhancing all elements of the electronic design process.

    The Company also expanded its offerings in the cabling area with the acquisition of HSL Holdings Limited, a provider of wire harness engineering software used by automotive, aerospace, shipbuilding, home appliance and other industries. Harness products provide a complete automated design to manufacture solution to all data handling problems associated with wire harness design, engineering and manufacture regardless of the end product. The system is modular based and extremely comprehensive, covering all stages of the wire harness engineering process from conceptual design and project tendering through to materials and labor costing, purchasing and manufacturing. In December 2000, the Company also acquired the printed circuit board (PCB) computer-aided design software division, also called the ECAD division, of CADIX Incorporated, the second largest EDA company in Japan.

FPGA Design

    The Company's Field Programmable Gate Array (FPGA) design solutions include The HDL Designer Series™, LeonardoSpectrum™, ModelSim®, and FPGA Advantage™. The HDL Designer Series is a family of Hardware Description Language (HDL) capture, analysis, documentation and management tools based on technology from the Company's Renoir® product line and technology from its acquisition of Escalade Corp. in May 2000. Escalade was a provider of HDL graphical design tools for ASICs and FPGAs. The HDL Designer Series offering provides a highly automated environment for the design of electronic systems, offering both graphical and text tools to capture or reuse high-level designs and functional behavior. The Company's Leonardo-Spectrum™ product maintained its FPGA synthesis lead for the third consecutive year with a 38 percent market share according to a Gartner Dataquest November 2000 report. According to that same report, the Company's ModelSim simulation tool for ASIC and FPGA design commands 59 percent of the VHDL market, making it the market leader for five consecutive years. The Company's FPGA Advantage offering provides a complete design flow and a unified solution for FPGA design within a single tool.

Physical Verification and Analysis

    The term "deep submicron" is generally defined as any IC manufacturing process that has transistor gate lengths under 0.35µ (microns). The Calibre® product line is specifically engineered for physical verification of deep submicron circuit designs and is the market leader in that market. Calibre tools are used through physical design as well as during the last steps before a chip design is sent off to mask making and silicon manufacturing. Calibre is the only solution that integrates physical verification with a subwavelength design verification solution. The Calibre physical verification tool suite, Calibre DRC™ and Calibre LVS™, are designed to ensure that IC physical designs conform to foundry manufacturing rules and match the intended functionality of the chip. For subwavelength designs, Calibre leverages its verification engine to provide a tool suite to add, model and verify layouts for all four resolution enhancement technology (RET) techniques: optical and process correction (OPC);

phase-shift mask (PSM); scattering bars (SB); and off-axis illumination. The Calibre solution is the standard for the majority of the world's largest integrated device manufacturers, foundries and deep submicron library providers.

    The MachTA™ tool provides fast, accurate, dynamic timing analysis and detailed transistor level circuit simulation with SPICE-like accuracy for memory and processor IC designs. The ELDO™ analog and system simulator products are primarily used for the design and verification of complex analog effects in digital circuits.

System-on-Chip Verification

    The Company's System-on-Chip (SoC) solution consists of two major categories: Design Reuse and SoC Verification. The Company provides reusable intellectual property (IP) through its Inventra™ portfolio. SoC Verification products include the Company's XRAY® and VRTX® embedded systems software products, the Seamless® hardware/software co-verification product, and the SimExpress and Celaro™ accelerated verification hardware products. Embedded systems control the function of hardware components dedicated to specialized tasks of such common consumer products as cellular telephones, set-top boxes and cellular base stations. Embedded systems software is also used in a range of other products in the aerospace, communications, medical instrumentation, transportation, computer, industrial and consumer markets. The Seamless product family enables simultaneous simulation of the hardware and software components of a system design. These tools verify the software-hardware interface by running the software against simulated models of the hardware. Seamless tools allow designers to verify software much earlier in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is still small and reduces the overall design cycle. The SimExpress and Celaro accelerated verification products of the Company's Meta Systems SARL (Meta) subsidiary are marketed outside of the U.S.

Platforms

    The Company's software products are available on UNIX, Windows NT and LINUX platforms in a broad range of price and performance levels. Platforms are purchased by customers primarily from Hewlett-Packard Company, Sun Microsystems, Inc., Compaq Computer Corporation, and International Business Machines. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

Marketing and Customers

    The Company's marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace, and transportation industries. The Company licenses its products through its direct sales force and sales representatives in North America and a sales force and distributors in the rest of the world. During the years ending December 31, 2000, 1999 and 1998 sales outside of the Americas accounted for 52% 51% and 45% percent of total sales. The Company enters into foreign currency forward contracts in an effort to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations and significant exchange rate movements may have a material adverse impact on the Company's results. See pages 20-23, "Factors That May Affect Future Results and Financial Condition," for a discussion of the effect foreign currency fluctuation may have on the Company's business and operating results. Additional information relating to foreign and domestic operations is contained in Note 14 of Notes to Consolidated Financial Statements beginning on Page 41.

    No material portion of the Company's business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations of orders, which are typically stronger in the second and fourth quarters of the year. Due to the complexity of the Company's products, the selling cycle can be three to six months or longer. During the selling cycle the Company's account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company's products may also be "loaned" to customers for on-site evaluation. As is typical of many other companies in the electronics industry, the Company generally ships its products to customers within 180 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

    The Company licenses its products and some third party products pursuant to purchase and license agreements. The Company generally schedules deliveries only after receipt of purchase orders under these agreements.

UNIVERSITY PROGRAMS

    The Company shares its technology and expertise with universities worldwide through its Higher Education Program (HEP). Founded in 1985 because the Company believes the success of the electronics industry is dependent upon highly skilled engineers, the HEP offers colleges and universities a cost-effective way to acquire the Company's state-of-the-art tools for teaching and academic research. Through the HEP, the Company develops long term relationships with engineering colleges and universities around the world. The Company has partnerships with more than 565 colleges and universities worldwide.

BACKLOG

    The Company's backlog of firm orders was approximately $108 million on December 31, 2000 as compared to $81 million on December 31, 1999. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 2000 backlog of orders is expected to ship during 2001.

MANUFACTURING OPERATIONS

    The Company's manufacturing operations primarily consist of reproduction of the Company's software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major West Coast sites in the U.S. The Company's line of accelerated verification products, which is comprised of both hardware and software, is manufactured in France. Mentor Graphics (Ireland) Limited manufactures and distributes the Company's products to all markets outside the Americas through the Company's established sales channels.

PRODUCT DEVELOPMENT

    The Company's research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 2000, 1999 and 1998, the Company expensed $125,952,000, $116,867,000 and $117,001,000 respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. The Company's future success depends on its ability to develop or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

    The Company has a worldwide organization to meet its customers' needs for software support. The Company offers support contracts providing software updates and support. Most of the Company's customers have entered into software support contracts. Mentor Consulting, the Company's consulting division, is comprised of a worldwide team of consulting professionals. The Company's consulting group was established in 1987. The services provided to customers by Mentor Consulting include advising customers on design process, design reuse and IC verification and test. Design process consulting helps customers improve how they design. Design reuse consulting helps customers modify existing designs for use in new designs. Mentor Consulting's model for delivering services, Knowledge-SourcingSM, focuses on solving a customer's immediate design challenge while giving the organization the knowledge it needs to solve similar challenges in the future.

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

    The Company's principal competitors are Cadence Design Systems, Inc., Synopsys, Inc. and numerous small companies.

EMPLOYEES

    The Company and its subsidiaries employed approximately 2,750 people full time as of December 31, 2000. The Company's success will depend in part on its ability to attract and retain employees. The Company continues to enjoy satisfactory employee relations.

PATENTS AND LICENSES

    The Company holds 53 United States and 28 foreign patents on various technologies. In 2000, the Company was granted 15 patents and filed 72 patent applications worldwide. As of January 2001, the Company has a total of 86 patent applications filed and pending, 8 allowed but not issued, and an additional 19 in process but not yet filed. While the Company believes the pending applications relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that software patents are becoming increasingly important in the software industry.

    The Company regards its products as proprietary and protects all products with copyrights, trade secret laws, and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. The Company typically includes restrictions on disclosure, use and transferability in its agreements with customers and other third parties.

Item 2. Properties

    The Company owns six buildings on 53 acres of land in Wilsonville, Oregon. The Company occupies 341,000 square feet, in five of those buildings, as its corporate headquarters. The Company leases the remaining building and portions of one headquarters building to third parties. The Company also owns an additional 69 acres of undeveloped land adjacent to its headquarters. All corporate functions and a substantial amount of its domestic research and development operations are located at the Wilsonville site. In February 2000, the Company sold 29 acres of undeveloped land to InFocus Corporation.

    The Company leases additional space in San Jose, California, Longmont, Colorado and Huntsville, Alabama where some of its domestic research and development takes place, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Some additional research and development is done in locations outside the U.S. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2001.

Item 3. Legal Proceedings

    During 1995, the Company filed suit in U.S. Federal District Court in Portland, Oregon, against Quickturn Design Systems, Inc. (Quickturn) for a declaratory judgment of non-infringement, invalidity and unenforceability of three of Quickturn's patents. This action related to the SimExpress products of Meta Systems SARL (Meta), a French company acquired by the Company in 1996. Quickturn filed a counterclaim against the Company alleging infringement of six Quickturn patents, including the three patents subject to the declaratory judgment action. The counterclaim sought a permanent injunction prohibiting sales of the Company's SimExpress products in the U.S., compensatory and punitive damages and attorneys' fees. In June 1999, the Company and Quickturn settled this litigation. The Company agreed that five Quickturn patents are valid and enforceable, and were infringed by the Company's sale in the U.S. of its SimExpress product from 1995-1997. Mentor Graphics also paid Cadence Design Systems, Quickturn's parent company, $3 million in damages for infringement, with each side to bear its own fees and costs. The court directed that the Company's payment and its consent to the validity and infringement of the Quickturn patents may not be used as evidence or for any other purpose in litigation outside the U.S., and that the settlement does not address in any way the issue of whether the Company's Celaro product infringes any patent issued in the U.S. or other countries.

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

    In October 1997, Quickturn filed an action against the Company's German subsidiary in a German District Court alleging infringement by SimExpress of a European patent. The German court ruled in April 1999 that the Company's German subsidiary's sales of SimExpress violated a European patent owned by Quickturn and awarded unspecified damages. In February 2001, the Federal Patent Court in Germany ruled that the Quickturn patent which was the subject of the action against SimExpress is null and void in Germany.

    In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent. There have been no rulings by the French court regarding the merits of this case to date.

    In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, based on a patent licensed to the Company and Meta and which Meta obtained a right to enforce, sought damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment. Meta was joined in the suit by Aptix Corporation of San Jose, California. In June 2000, the court granted a motion brought by Quickturn to dismiss the case on the grounds that Aptix's CEO Dr. Amr Mohsen falsified and destroyed evidence during the litigation. Due to Dr. Mohsen's misconduct, the court found the Aptix patent to be unenforceable by anyone, including Meta. The court specifically made no findings that either Meta or the Company engaged in any misconduct. The court ordered Aptix to pay Quickturn certain of its attorneys' fees and expenses. No sanctions were awarded against Meta or the Company. Meta has appealed the court's decision, and the Company has filed suit against Aptix for fraud and other claims arising out of the actions of Aptix.

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

Item 4. Submission of Matters to a Vote of Security Holders

    A special meeting of shareholders of the Company was held on November 7, 2000 to consider and vote upon a proposal to amend the Company's 1989 Employee Stock Purchase Plan to increase the number of shares reserved for the plan and to make certain other changes. A total of 52,333,702 shares were voted in favor of the proposal, 2,640,544 shares were voted against the proposal and 261,461 shares abstained.

EXECUTIVE OFFICERS OF REGISTRANT

    The following are the executive officers of the Company:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	54
Gregory K. Hinckley	President and Director	54
L. Don Maulsby	Senior Vice President, World Trade	49
Dean Freed	Vice President, General Counsel and Secretary	42
Anne (Wagner) Sanquini	Vice President and General Manager Hardware Description Language (HDL) Design Division	48
Henry Potts	Vice President and General Manager Systems Design Division (SDD) Division	54
Jue-Hsien Chern	Vice President and General Manager Deep Submicron (DSM) Division	46
Brian Derrick	Vice President and General Manager Physical Verification (PVX) Division	37
Anthony B. Adrian	Vice President, Corporate Controller	58
Dennis Weldon	Treasurer	53

    The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

    Dr. Rhines has served as Chairman of the Board and Chief Executive Officer since November 2000. Dr. Rhines served as Director, President and Chief Executive Officer of the Company from October 1993 to October 2000. Dr. Rhines is currently a director of Cirrus Logic, Inc., and Triquint Semiconductor, Inc., both semiconductor manufacturers.

    Mr. Hinckley has served as President since November 2000. Mr. Hinckley served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company from January 1997 to October 2000. From November 1995 until December 1996, he held the position of Senior Vice President with VLSI Technology, Inc. (VLSI), a manufacturer of complex ASICs. Mr. Hinckley is a director of Amkor Technology, Inc., an IC packaging, assembly and test services company.

    Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999, he was president of Tri-Tech and Associates, a manufacturer's representative firm. From June 1997 to June 1998 he was Vice President of World Wide Sales and Marketing for Interphase Corporation, a manufacturer of high performance network and mass storage products. From April 1988 to December 1997, he was employed by VLSI Technology, Inc. where his duties included Vice President Worldwide Sales and Vice President and General Manager of its Computing Division.

    Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995. He has been employed by the Company since January 1989.

    Ms. Sanquini has served as Vice President and General Manager of the Hardware Description Language (HDL) Design Division since April 1999. From June 1998 to April 1999, Ms. Sanquini served as Vice President, Marketing for the Company. From 1996 to 1998, Ms. Sanquini was Vice President of

Corporate Marketing for the SunSoft operating company of Sun Microsystems, Inc. Ms. Sanquini has been with the Company since June 1998.

    Mr. Potts has served as Vice President and General Manager of the Systems Design Division (SDD) since joining the Company in April 1999. From 1997 to 1998, Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company. From 1994 to 1997, he was employed by Motorola Semiconductor where his duties included leading the development activities for Advanced Signal Processor Silicon and software products.

    Dr. Chern has served as Vice President and General Manager of the Company's Deep Submicron (DSM) Division since joining the Company in January 2000. From 1994 to 1998, Dr. Chern served as Vice President and Chief Technology Officer for Technology Modeling Associates. In 1998 Technology Modeling Associates merged with Avant! Corporation and Dr. Chern became head of Avant!'s DSM Business Unit. From August 1999 to December 1999, Dr. Chern was President of Ultima Corporation.

    Mr. Derrick has served as Vice President and General Manager of the Company's Physical Verification (PVX) Division since November 2000. From March 1998 to November 2000, he was the Director of the Company's Calibre and Velocity Strategic Business Unit. From January 1997 to March 1998, he was marketing manager for the Company's Calibre Business Unit. Mr. Derrick was employed by Allied Signal Corporation from 1988 to 1997, where his duties included marketing manager. He has been with the Company since 1997.

    Mr. Adrian has served as Vice President, Corporate Controller since joining the Company in January 1998. From August to December of 1997, he held the position of Vice President and Acting Controller for Wickland Oil Company, a petroleum marketing and distribution company. From January 1996 to August 1997, Mr. Adrian served as Managing Director of Wickland Terminals in Australia. From November 1992 to January 1996, Mr. Adrian served as Vice President and Controller of Wickland Oil.

    Mr. Weldon has served as Treasurer and Director of Corporate Business Development since February 1996. Mr. Weldon served as Director of Business Development from June 1994 to January 1996. Mr. Weldon has been employed by the Company since July 1988.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "MENT." The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, as reported by the Nasdaq National Market:

	Quarter ended
	March 31		June 30		Sept. 30		Dec. 31
2000
High	$18	1/2	$20	9/16	$24	1/8	$29	5/16
Low	$11	9/16	$11	7/8	$17	3/4	$17	5/16
1999
High	$15	1/16	$14	5/16	$14	3/4	$13	7/16
Low	$7	1/2	$11	1/2	$8		$7	3/4

    As of December 31, 2000, the Company had 807 stockholders of record.

    No dividends were paid in 1999 or 2000. The Company does not intend to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

	Year ended December 31,
	2000	1999	1998	1997	1996
	In thousands, except per share data and percentages
Statement of Operations Data
Total revenues	$589,835	$511,134	$490,393	$454,727	$447,886
Research and development	$125,952	$116,867	$117,001	$112,184	$92,862
Operating income (loss)	$75,294	$15,880	$4,742	$(36,370)	$(9,849)
Net income (loss)	$54,987	$2,234	$(519)	$(31,307)	$(4,978)
Gross margin percent	80%	77%	75%	65%	70%
Operating income (loss) as a percent of revenues	13%	3%	1%	(8)%	(2)%
Per Share Data
Net income (loss) per share—basic	$0.86	$0.03	$(0.01)	$(0.48)	$(0.08)
Net income (loss) per share—diluted	$0.81	$0.03	$(0.01)	$(0.48)	$(0.08)
Weighted average number of shares outstanding—basic	64,125	65,629	65,165	64,885	64,134
Weighted average number of shares outstanding—diluted	67,509	66,324	65,165	64,885	64,134
Balance Sheet Data
Cash and investments, short-term	$141,872	$133,187	$137,585	$137,060	$197,079
Cash and investments, long-term	$—	$—	$—	$—	$30,000
Working capital	$132,695	$133,203	$148,313	$148,191	$200,848
Property, plant and equipment, net	$82,560	$83,970	$95,214	$103,452	$102,253
Total assets	$530,914	$451,386	$464,123	$402,302	$513,359
Short-term borrowings	$—	$—	$24,000	$—	$9,055
Notes payable and other deferrals, long-term	$7,247	$1,221	$1,425	$617	$56,375
Stockholders' equity	$316,537	$288,780	$295,282	$277,537	$319,640

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages and per share data

NATURE OF OPERATIONS

    The Company is a supplier of EDA systems—advanced computer software, accelerated verification systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

RECENT ACQUISITIONS

    In May 2000, the Company acquired Descon Informations systeme GmbH & Co., a provider of applications that focus on the component, library and design management needs of electronic manufacturing enterprises, for cash. The total purchase price was $5,235, including acquisition costs, and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in a charge for in-process research and development (R&D) of $2,220. Capitalized goodwill and technology allocations were $252 and $2,740, respectively. The excess of tangible assets acquired over liabilities assumed totaled $23.

    In May 2000, the Company acquired Escalade Corp., a provider of Hardware Description Language (HDL) graphical design tools for application specific integrated circuits (ASICs) and field programmable gate arrays (FPGAs), for cash. The total purchase price was $3,785, including acquisition costs, and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in a charge for in-process R&D of $940. Capitalized goodwill and technology allocations were $903 and $830, respectively. The excess of tangible assets acquired over liabilities assumed totaled $1,112.

    In October 2000, the Company acquired HSL Holdings Limited, a provider of wire harness engineering software used primarily by the automotive and aerospace industries, for cash of $15,166 and notes payable of $6,100. The total purchase price was $21,266, including acquisition costs, and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in a charge for in-process R&D of $7,430. Capitalized goodwill and technology allocations were $9,850 and $5,120, respectively. The excess of liabilities assumed over tangible assets acquired totaled $1,134.

    In December 2000, the Company acquired Speedgate, Inc., a provider of new ASIC prototyping technology using off- the-shelf FPGAs to verify ASIC logic, for cash. The total purchase price was $1,300, including acquisition costs, and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. This allocation resulted in a charge for in-process R&D of $1,000. Capitalized goodwill was $300.

    In December 2000, the Company acquired the ECAD division of CADIX Incorporated, the printed circuit board computer-aided design software division, for cash. The total purchase price was $22,006, including acquisition costs, and the acquisition was accounted for as a purchase. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Capitalized goodwill and technology allocations were $21,990 and $1,410, respectively. The excess of liabilities assumed over tangible assets acquired totaled $1,394.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Year ended December 31,
	2000	Change	1999	Change	1998
System and software revenues	$343,569	16%	$295,325	6%	$277,396
System and software gross margins	$312,588	18%	$265,599	6%	$250,860
Gross margin percent	91%		90%		90%
Service and support revenues	$246,266	14%	$215,809	1%	$212,997
Service and support gross margins	$158,559	24%	$127,481	10%	$116,036
Gross margin percent	64%		59%		55%
Total revenues	$589,835	15%	$511,134	4%	$490,393
Total gross margins	$471,147	20%	$393,080	7%	$366,896
Gross margin percent	80%		77%		75%

SYSTEM AND SOFTWARE

    System and software revenues are derived from the sale of licenses of software products, third party owned software products for which the Company pays royalties, accelerated verification systems and some workstation hardware. For 2000, the increase in system and software revenue was primarily due to increased software product sales and to a lesser extent, increased accelerated verification systems sales. The growth in software product revenues in 2000 was primarily attributable to strength in the Physical Verification and Analysis product line and the acquisition of VeriBest, Inc. (VeriBest) in the fourth quarter of 1999. Accelerated verification systems realized strong demand in Japan. The Company's accelerated verification products are not available in U.S. markets. See "Part I—Item 3. Legal Proceedings" for further discussion. For 2000, these increases occurred despite weakening of the European currencies versus the U.S. dollar which negatively impacted revenues. See "Geographic Revenues Information" for further discussion. For 1999, the increase in system and software revenue was attributable to increased accelerated verification systems sales and to a lesser extent, increased software product sales. Accelerated verification systems were available for the entire year and realized continued market acceptance and demand in Europe and Japan. The growth in software product revenues in 1999 was primarily attributable to growth of the Company's newer product offerings, offset in part by a decline in sales of its older products during the year. In addition, software revenues were favorably affected by the acquisition of VeriBest on October 31, 1999 for which no revenues were reported prior to the acquisition date.

    System and software gross margins were higher for 2000 compared to 1999 due to greater software revenue and improved margins on accelerated verification system sales. System and software gross margins were approximately flat in 1999 compared to 1998, as there were no significant increased costs such as technology amortization or third party royalties.

    Amortization of purchased technology costs to system and software cost of revenues was $2,766, $1,363 and $2,278 for 2000, 1999 and 1998, respectively. The increase in amortization in 2000 was primarily attributable to the acquisition of VeriBest in the fourth quarter of 1999 and the five acquisitions in 2000. The decline in amortization in 1999 was attributable to a significant decline in business acquisitions in 1998 and 1997. Purchased technology costs are amortized over three to five years to system and software cost of revenues.

SERVICE AND SUPPORT

    Service and support revenues consist of revenues from annual support contracts and professional services, which includes consulting services, training services, custom design services and other services. For 2000 compared to 1999, the increase was due primarily to a 15% increase in software support revenue. For 1999 compared to 1998, software support was approximately flat while professional service revenues increased slightly.

    For 2000, growth in software support revenues was attributable to the acquisition of VeriBest, continued success of software product offerings and a resultant larger installed base of customers. For 1999, the flattening of software support revenues was due in part to pricing pressures in the EDA industry and lower growth of software product sales. Since growth in software support is affected by continued success of the software product offerings, increases in the Company's installed customer base, and the impact of acquisitions, future software support revenue levels are difficult to predict.

    Professional service revenues totaled approximately $54,000, $50,000, and $49,000 in 2000, 1999 and 1998, respectively. The increase in 2000 was attributable to higher utilization of global consulting personnel. The flattening of revenues in 1999 was due to a strategy to increase focus on engagements that help customers better utilize the Company's products and substantially decrease focus on custom design service engagements.

    Service and support gross margins increased in 2000 as a result of higher revenue over a relatively consistent cost structure and improved professional service utilization. Service and support gross margins increased in 1999 as a result of improved professional service gross margins, due in part to the cost structure improvements associated with the strategic changes previously discussed.

GEOGRAPHIC REVENUES INFORMATION

    Americas revenues including service and support revenues, increased 12% from 1999 to 2000 and decreased 8% from 1998 to 1999. Revenues outside the Americas represented 52% of total revenues in 2000, 51% of revenues in 1999 and 45% of revenues in 1998. European revenues increased 17% from 1999 to 2000 and 3% from 1998 to 1999. Increased international revenues in 2000 were attributable to growth of demand in Europe. This is partially offset by the effects of exchange rate differences from the European currencies to the U.S. dollar which negatively impacted revenues by approximately 8%. Decreased domestic revenues in 1999 were attributable to sales of accelerated verification systems outside the U.S. The effect of exchange rate differences from European currencies to the U.S. dollar for 1999 was not significant. Japanese revenues increased 19% from 1999 to 2000 and 52% from 1998 to 1999. The effects of exchange rate differences from the Japanese yen to the U.S. dollar positively impacted revenues by approximately 6% and 20% in 2000 and 1999, respectively. Exclusive of currency effects, higher revenue levels in Japan in 2000 and 1999 were attributable to increased sales of software and accelerated verification systems. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Year ended December 31,
	2000	Change	1999	Change	1998
Research and development	$125,952	8%	$116,867	(0)%	$117,001
Percent of total revenues	21%		23%		24%
Marketing and selling	$197,733	15%	$172,386	2%	$168,375
Percent of total revenues	34%		34%		34%
General and administration	$55,002	17%	$47,134	3%	$45,825
Percent of total revenues	9%		9%		9%
Amortization of intangibles	$2,965	34%	$2,217	47%	$1,511
Percent of total revenues	1%		0%		0%
Special charges	$2,611	(90)%	$25,821	23%	$20,942
Percent of total revenues	0%		5%		4%
Merger and acquisition related charges	$11,590	(9)%	$12,775	50%	$8,500
Percent of total revenues	2%		3%		2%

RESEARCH AND DEVELOPMENT

    As a percent of revenue, R&D costs decreased from 1999 to 2000 and 1998 to 1999. For 2000 compared to 1999, the increase in absolute dollars was attributable to the purchase of Veribest in the fourth quarter of 1999 and to a lesser extent acquisitions in 2000. For 1999 compared to 1998, the slight decrease in R&D expenses wasattributable to business disposals throughout 1998 and to a lesser extent 1999 offset in part by the purchase of VeriBest on October 31, 1999. During 1999, the Company disposed of two business units which were not core to its strategy, one of which was a R&D organization and the other was a professional service organization. During 1998, the Company disposed of several businesses which were not core to its strategy. Increased spending for activities more closely aligned to Company strategy offset these savings.

MARKETING AND SELLING

    For 2000 compared to 1999, the increase in marketing and selling costs was attributable to increased product sales and the negative effect of exchange rates for the Japanese yen. For 1999 compared to 1998, the increase in marketing and selling costs was principally attributable to increased product sales through the Company's direct sales force and third party distributors, the acquisition of VeriBest and the negative effect of exchange rates for the Japanese yen. This increase was offset in part by savings resulting from subsidiary divestitures. A weaker U.S. dollar during 2000 and 1999 increased expenses in Japan by approximately 6% and 15%, respectively.

GENERAL AND ADMINISTRATION

    As a percent of revenue, general and administrative (G&A) costs remained flat from 1999 to 2000 and 1998 to 1999. For 2000 compared to 1999, the increase in absolute dollars was attributable to variable compensation related to stronger performance. For 1999 compared to 1998, the increase in absolute dollars was attributable to the acquisition of VeriBest, some headcount overlap and training costs associated with the transition of the European distribution center to Ireland and increased costs to support the higher sales volume. The distribution center overlap costs were significantly reduced by the second quarter of 1999.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles was $2,965, $2,217 and $1,511 in 2000, 1999 and 1998, respectively. For 2000 compared to 1999, the increase in amortization of intangibles was attributable to the acquisition of VeriBest in the fourth quarter of 1999, offset in part by asset impairments recorded in 2000 and the fourth quarter of 1999. For 1999 compared to 1998, the increase in amortization of intangibles was attributable to acquisitions in the fourth quarter of 1998.

SPECIAL CHARGES

    During 2000, the Company recorded special charges of $2,611. The charges consist of impairment in value of certain goodwill and purchased technology and costs for employee terminations due to the acquisition of Escalade Corp. in May 2000. Substantially all of these costs were expended in 2000 and the remaining amount should be expended in the first half of 2001. There have been no significant modifications to the amount of the charges.

    During 1999, the Company recorded special charges of $25,821. The charges included costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, the terminated acquisition negotiations for certain assets and liabilities of an EDA software company, and two subsidiary divestitures and related employee terminations. In addition, the Company incurred costs for other employee terminations due in part to the acquisition of VeriBest and recognized impairment in value of certain goodwill. Substantially all of these costs were expended in 1999 and the remaining amount was primarily expended in the first half of 2000. There have been no significant modifications to the amount of the charges.

    During 1998, the Company recorded special charges of $20,942. The charges primarily consist of four subsidiary divestitures, moving of the European distribution center to Ireland in an attempt to strengthen the Company's long-term tax position, related terminations arising from the divestitures and the distribution center move, and impairment in value of certain assets. Substantially all of these costs were expended in 1998 and the remaining amount was primarily expended in the first half of 1999. Therewere no significant modifications to the amount of the charges.

MERGER AND ACQUISITION RELATED CHARGES

    In 2000, the Company incurred merger and acquisition related charges of $11,590 for in-process R&D related to four of the five business combinations accounted for as purchases. The charges were a result of allocating a portion of the acquisition costs to in-process product development that had not reached technological feasibility.

    In 1999, the Company completed two business combinations which were accounted for as purchases. In January 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar. The purchase accounting allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. On October 31, 1999, the Company purchased certain assets and all liabilities of VeriBest. The purchase accounting allocations resulted in a charge for in-process R&D of $5,200.

    In 1998, the Company completed three business combinations which were accounted for as purchases. The purchase accounting allocations resulted in charges for in-process R&D of $8,500.

OTHER INCOME (EXPENSE), NET

	Year ended December 31,
	2000	1999	1998
Other income (expense), net	$(4,798)	$(13,011)	$(4,721)

    Other income (expense) was favorably impacted by lower legal costs associated with the ongoing patent litigation with Quickturn, which became a subsidiary of Cadence Design Systems, Inc. in the second quarter of 1999. These costs totaled $11,705 in 2000 compared to $15,312 and $10,301 for 1999 and 1998, respectively. The 1999 to 2000 decrease was principally attributable to a 1999 legal settlement of $3,000 for the Portland, Oregon SimExpress trial. The 1998 to 1999 increase was attributable to this legal settlement and other trial related costs during the first half of 1999. See "Part I—Item 3. Legal Proceedings" for further discussion. In addition, other income (expense) was favorably impacted by a gain on the sale of a parcel of land adjacent to the Company's headquarters of $3,118 in 2000. Interest income was $10,080, $7,152 and $7,771 in 2000, 1999 and 1998, respectively. The increase in 2000 was primarily due to greater investment balances and higher interest rates. Interest expense was $1,970, $993 and $768 in 2000, 1999 and 1998, respectively. The increase in 2000 was primarily attributable to greater factoring of accounts receivable balances and higher interest rates. Foreign currency gain was $727 in 2000 compared to a loss of $1,651 in 1999 and a gain of $38 in 1998 due to fluctuations in currency rates.

PROVISION FOR INCOME TAXES

    The provision for income taxes was $15,509, $635, and $540 in 2000, 1999 and 1998, respectively. The net tax provision in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions offset by the realized benefit of net operating loss carryforwards, foreign tax credits, and earnings permanently reinvested in offshore operations.

    Net undistributed earnings of foreign subsidiaries considered permanently reinvested amounted to approximately $186,000 at December 31, 2000. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign countries if applicable.

    As of December 31, 2000, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $9,107, foreign tax credits of $18,406, alternative minimum tax credit of $6,101 and research and experimentation credit carryforwards of $16,054. As of December 31, 2000, the Company, for state income tax purposes, had net operating loss carryforwards totaling $81,486 from multiple jurisdictions, research and experimentation credits of $5,384 and child care and facility credits of $1,416. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 and 2011, the foreign tax credits will expire in 2005 and research and experimentation credit carryforwards between 2001 through 2012.

    Under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain foreign tax credit carryforwards, net operating loss carryforwards and the future amortization of certain assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

    Approximately half of the Company's revenues are generated outside of the United States. For 2000, 1999 and 1998, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company's results of operations.

    Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders' equity section of the consolidated balance sheets, decreased to $14,219 at

December 31, 2000, from $19,664 at December 31, 1999. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 1999 as a result of a stronger U.S. dollar at the close of 2000 versus 1999.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes methods of accounting and reporting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value will be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 133, as amended, in 2001. The Company does not expect that this statement will have a significant impact on its financial condition or results of operations.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect that this statement will have a significant impact on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31,
	2000	1999
Current assets	$337,142	$292,966
Cash and investments, short-term	$141,872	$133,187
Cash provided by operations	$88,836	$61,351
Cash used by investing activities, excluding short-term investments	$(57,364)	$(22,944)
Cash used by financing activities	$(22,468)	$(43,356)

CASH AND INVESTMENTS

    Cash provided by operations was $88,836, an increase of $27,485 from 1999. Cash provided by operations in 2000 was positively impacted by net income of $54,987, depreciation and amortization of $25,178, non-cash asset write-downs of $12,934 and an increase in deferred revenue of $20,592, offset by an increase in trade accounts receivable of $34,321. Cash provided by operations in 1999 was positively impacted by net income of $2,234, non-cash asset write-downs and business disposals of $32,271, depreciation and amortization of $25,457 and an increase in trade accounts receivable of $18,493. Cash provided by operations was negatively impacted by an increase in accrued liabilities and accounts payable of $14,908.

    Cash used for investing activities included capital expenditures of $19,019 and $15,565 in 2000 and 1999, respectively. In 2000, the purchase of businesses totaled $43,070 compared to $18,579 in 1999. In 1999, investing cash flows were positively impacted by cash received from the sale of Quickturn stock of $8,191. Cash used by financing activities included the repurchase of common stock of $52,488 and $33,553 in 2000 and 1999, respectively. These financing outflows were offset by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $30,020 and

$14,197 in 2000 and 1999, respectively. In 1999, repayment of all prior year short-term borrowings reduced financing cash flows by $24,000.

TRADE ACCOUNTS RECEIVABLE

    Trade accounts receivable increased to $156,269 at December 31, 2000 from $125,417 at December 31, 1999. Excluding the current portion of term receivables of $60,170 and $54,375, average days sales outstanding were 48 days and 41 days at December 31, 2000 and December 31, 1999, respectively. Average days sales outstanding in total accounts receivable increased from 73 days at the end of 1999 to 77 days at the end of 2000. This increase in average trade receivable days sales outstanding was primarily attributable to fewer sales of accounts receivable. The Company sold short-term accounts receivable of $10,317 and $23,011 to a financing institution on a non-recourse basis in the fourth quarters of 2000 and 1999, respectively.

PREPAID EXPENSES AND OTHER

    Prepaid expenses and other increased $5,581 from December 31, 1999 to December 31, 2000. This increase was primarily due to an increase in prepaid commissions as a result of higher backlog. In addition, the accelerated verification systems inventory balance increased by $1,479 due to timing of shipments.

TERM RECEIVABLES, LONG-TERM

    Term receivables, long-term increased to $33,528 at December 31, 2000 compared to $31,695 at December 31, 1999. The balances were attributable to demand for multi-year, multi-element term license sales agreements principally from the Company's top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to ongoing demand for agreements of this nature.

DEFERRED REVENUE

    Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $22,125 from December 31, 1999 to December 31, 2000 which was attributable to greater demand for the Company's product offerings and growth of the customer installed base.

CAPITAL RESOURCES

    Expenditures for property and equipment increased to $19,019 for 2000 compared to $15,565 for 1999. Expenditures in 2000 and 1999 did not include any individually significant projects. In 2000, the Company completed five business acquisitions, which resulted in cash payments of $43,070. In 1999, the Company completed two business combinations, which resulted in cash payments of $18,579. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

    The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time the Company may issue other forward-looking statements.

Forward-looking statements regarding financial performance in future periods do not reflect potential impacts of mergers or acquisitions that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company's forward-looking statements. Forward-looking statements should be considered in light of these factors.

    The Company competes in the highly competitive and dynamic EDA industry. The Company's success is dependent upon its ability to develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements. Additionally, newer pricing and selling models in the industry, including the use of fixed term licenses and subscription transactions versus traditional perpetual licenses further complicate the Company's ability to effectively price and package large multi-element contracts that are competitive and profitable.

    The Company's business is largely dependent upon the success and growth of the electronics industry. From time to time the electronics industry cuts costs through employee layoffs and reductions in the number of electronic design projects which could reduce demand for the Company's products and services. Several of the Companies largest customers have recently announced lower revenue and profit expectations for the coming year. Such projections may result in lower R&D spending which may include lower capital expenditures for EDA software and consulting services. In addition, there have been a number of mergers in the electronics industry worldwide, which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company's financial condition and results of operations.

    A material amount of the Company's software product revenue is usually the result of current quarter order performance of which a substantial amount is usually booked in the last few weeks of each quarter. In addition, the Company's revenue often includes multi-million dollar contracts. The timing of the completion of these contracts and the terms of delivery of software, hardware and other services can have a material impact on revenue recognition for a given quarter. The combination of these factors impairs and delays the Company's ability to identify shortfalls or overages from quarterly revenue targets.

    The Company's revenue is affected by the mix of licenses entered into in connection with the sale of software products. The Company's software licenses fall into three categories: perpetual, fixed-term, and subscription. With perpetual and fixed-term licenses, software product revenue is recognized at the beginning of the license period, while with subscription licenses, software product revenue is recognized ratably over the license period. Accordingly, a shift in the license mix toward increased subscription licenses would result in increased deferral of software product revenue to future periods.

    The accounting rules governing software revenue recognition have been subject to recent authoritative interpretations that have generally made it more difficult to recognize software product revenue up front, focusing on contractual terms that distinguish fixed-term licenses from subscription licenses. The Company's ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

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

    The Company's Meta Division is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing distribution and shipment processes, managing inventory and related obsolescence issues, and developing processes to deliver customer support for hardware. In addition, the Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part I—Item 3. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions could adversely effect the Company's ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company's results of operations.

    The Company's gross margin may vary as a result of mix of products and services sold. The gross margin on software products is greater than that for hardware products, software support and professional services. Additionally, the margin on software products will vary quarter to quarter depending on the amount of third party royalties due for the mix of products sold. Achievement of projected gross margins is also dependent on revenue performance since the Company's cost of revenues includes certain fixed or relatively fixed costs such as professional service employee costs and purchased technology amortization.

    The Company uses term or installment sales agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. These multi-year, multi-element term license and perpetual license term agreements are from the Company's top-rated credit customers and are typically three years in length. These agreements may increase the element of risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product satisfaction or disagreements and disputes. If collectibility for any of these multi-million dollar agreements becomes a problem the Company's results of operations could be adversely affected.

    The Company's operating expenses are generally committed in advance of revenue and are based to a large degree on future revenue expectations. Operating expenses are incurred to generate and sustain higher future revenue levels. If the revenue does not materialize as expected, the Company's results of operations can be adversely impacted.

    Acquisitions of complementary businesses are a part of the Company's overall business strategy. Challenges associated with this strategy include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair the Company's ability to forecast, to meet quarterly revenue and earnings targets and to effectively manage the business for long-term growth. There can be no assurance that these challenges will be effectively met.

    The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers' needs. There can be no assurance that the

Company can continue to recruit and retain such personnel. In particular, qualified technology personnel are in high demand, and competition to recruit and retain them is intense.

    Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, new or revised accounting standards and interpretations of standards are issued from time to time which could have a material impact on the reported financial results.

    Forecasts of the Company's income tax position and resultant effective tax rate are complex and subject to uncertainty as the Company's income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business and benefits from available net operating loss carryforwards. In order to forecast the Company's global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, the Company's actual tax rate could be materially different than forecast.

    The Company is involved in various administrative matters and litigation. There can be no assurance that they will not have a material adverse impact on the Company's consolidated financial position or results of operations. In particular, as patents have become increasingly significant in the EDA industry, the Company is exposed to increased risk of involvement in very costly and time consuming patent infringement litigation, either as plaintiff or defendant. For example, see "Part I—Item 3. Legal Proceedings". The pending litigation and any future litigation may result in substantial unanticipated legal costs and divert the efforts of management personnel.

    Due to the factors above, as well as other market factors outside the Company's control, the Company's future earnings and stock price may be subject to significant volatility. Past financial performance should not be considered a reliable indication of future performance. The investment community should use caution in using historical trends to estimate future results. In addition, if future results vary significantly from expectations of analysts, the Company's stock price could be adversely impacted.

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

    The table below presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 2000. In accordance with the Company's investment policy all investments mature in twelve months or less.

	Principal (notional) amounts in U.S. dollars:
	Carrying Amount	Average Interest Rate
	In thousands, except interest rates
Cash equivalents—fixed rate	$70,159	6.53%
Short-term investments—fixed rate	31,660	6.45%

Total interest bearing instruments	$101,819	6.50%

FOREIGN CURRENCY RISK

    The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. To hedge its foreign currency against highly anticipated sales transactions, the Company also purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. These contracts generally have maturities which do not exceed twelve months. The difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero at December 31, 2000 and December 31, 1999. The fair value of these contracts was calculated based on dealer quotes.

    The Company entered into a forward contract to stabilize the currency effects on a portion of the Company's net investment in its Japanese subsidiary. This contract to sell 735.7 million Japanese yen would guarantee the Company $6,586 at the contact's expiration. Any differences between the contracted currency rate and the currency rate at each balance sheet date will impact the foreign currency translation adjustment component of stockholders' equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term. This forward contact should not impact current or future consolidated statements of operations. At December 31, 2000, the difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero.

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

    The following table provides information about the Company's foreign exchange forward contracts at December 31, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at December 31, 2000. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars related to customer receivables and intercompany balances:

Short-term forward contracts:	Amount	Contract Rate Average
Forward Contracts:
Japanese yen	$51,119	$108.93
Euro	40,401	0.91
Swedish krona	13,479	9.58
French franc	8,751	7.19
British pound	7,221	1.48
Swiss franc	2,299	1.67
Norwegian kroner	1,622	8.98
Israeli shekel	1,495	4.08
Other	1,714	—

    The unrealized gain (loss) on the outstanding forward contracts at December 31, 2000 was not material to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2000	1999	1998
	In thousands, except per share data
Revenues:
System and software	$343,569	$295,325	$277,396
Service and support	246,266	215,809	212,997

Total revenues	589,835	511,134	490,393

Cost of revenues:
System and software	30,981	29,726	26,536
Service and support	87,707	88,328	96,961

Total cost of revenues	118,688	118,054	123,497

Gross margin	471,147	393,080	366,896

Operating expenses:
Research and development	125,952	116,867	117,001
Marketing and selling	197,733	172,386	168,375
General and administration	55,002	47,134	45,825
Amortization of intangibles	2,965	2,217	1,511
Special charges	2,611	25,821	20,942
Merger and acquisition related charges	11,590	12,775	8,500

Total operating expenses	395,853	377,200	362,154

Operating income	75,294	15,880	4,742
Other expense, net	(4,798)	(13,011)	(4,721)

Income before income taxes	70,496	2,869	21
Provision for income taxes	15,509	635	540

Net income (loss)	$54,987	$2,234	$(519)

Net income (loss) per share:
Basic	$0.86	$0.03	$(0.01)

Diluted	$0.81	$0.03	$(0.01)

Weighted average number of shares outstanding:
Basic	64,125	65,629	65,165

Diluted	67,509	66,324	65,165

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2000	1999
	In thousands
Assets
Current assets:
Cash and cash equivalents	$109,112	$95,637
Short-term investments	32,760	37,550
Trade accounts receivable, net of allowance for doubtful accounts of $3,384 in 2000 and $2,804 in 1999	156,269	125,417
Other receivables	4,774	6,440
Prepaid expenses and other	22,549	16,968
Deferred income taxes	11,678	10,954

Total current assets	337,142	292,966
Property, plant and equipment, net	82,560	83,970
Term receivables, long-term	33,528	31,695
Intangible assets, net	56,593	20,412
Other assets, net	21,091	22,343

Total assets	$530,914	$451,386

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,927	$9,979
Income taxes payable	30,340	22,599
Accrued payroll and related liabilities	58,062	41,628
Accrued liabilities	36,568	39,132
Deferred revenue	68,550	46,425

Total current liabilities	204,447	159,763
Notes payable	6,100	—
Other long-term deferrals	1,147	1,221

Total liabilities	211,694	160,984

Commitments and contingencies
Minority interest	2,683	1,622
Stockholders' equity:
Common stock, no par value, authorized 100,000 shares; 64,624 and 64,338 issued and outstanding for 2000 and 1999, respectively	267,010	289,478
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Retained earnings (accumulated deficit)	34,208	(20,362)
Accumulated other comprehensive income	15,319	19,664

Total stockholders' equity	316,537	288,780

Total liabilities and stockholders' equity	$530,914	$451,386

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2000	1999	1998
	In thousands
Operating Cash Flows:
Net income (loss)	$54,987	$2,234	$(519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	19,447	21,717	27,235
Amortization of other assets	5,731	3,740	3,503
Gain on sale of property, plant and equipment	(3,118)	—	—
Deferred income taxes	777	(5,143)	(2,223)
Changes in other long-term liabilities and minority interest	595	(7,128)	893
Write-down of assets	12,934	25,718	16,315
Business disposals	—	6,553	4,513
Gain on sale of investments	—	(3,669)	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	(34,321)	18,493	(24,325)
Prepaid expenses and other	(3,796)	6,036	(9,580)
Term receivables, long-term	(2,777)	(3,153)	(23,850)
Accounts payable and accrued liabilities	9,563	(14,908)	7,647
Income taxes payable	8,222	1,757	(3,278)
Deferred revenue	20,592	9,104	6,435

Net cash provided by operating activities	88,836	61,351	2,766

Investing Cash Flows:
Net maturities (purchases) of short-term investments	5,889	(18,477)	33,585
Purchases of property, plant and equipment	(19,019)	(15,565)	(21,627)
Proceeds from sale of property, plant and equipment	4,725	3,009	—
Acquisitions of businesses and equity interests	(43,070)	(18,579)	(19,024)
Proceeds from sale of investments	—	8,191	—

Net cash used by investing activities	(51,475)	(41,421)	(7,066)

Financing Cash Flows:
Proceeds from issuance of common stock	30,020	14,197	11,381
Proceeds (repayment) of short-term borrowings	—	(24,000)	24,000
Repayment of long-term debt	—	—	(120)
Repurchase of common stock	(52,488)	(33,553)	—

Net cash provided (used) by financing activities	(22,468)	(43,356)	35,261

Effect of exchange rate changes on cash and cash equivalents	(1,418)	551	3,149

Net change in cash and cash equivalents	13,475	(22,875)	34,110
Cash and cash equivalents at beginning of period	95,637	118,512	84,402

Cash and cash equivalents at end of period	$109,112	$95,637	$118,512

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	In thousands
Balance at December 31, 1997	64,367	$291,263	$(21,521)	$7,795		$277,537
Net loss	—	—	(519)	—	(519)	(519)
Foreign currency translation adjustment, net of tax expense of $1,800	—	—	—	6,381	6,381	6,381

Comprehensive income	—	—	—	—	$5,862	—

Stock issued under stock option and stock purchase plans and tax benefit associated with options	1,372	11,381	—	—		11,381
Stock options issued for acquisition of business	—	708	—	—		708
Dividends to minority owners	—	—	(206)	—		(206)

Balance at December 31, 1998	65,739	303,352	(22,246)	14,176		295,282
Net income	—	—	2,234	—	2,234	2,234
Foreign currency translation adjustment, net of tax expense of $1,548	—	—	—	5,488	5,488	5,488

Comprehensive income	—	—	—	—	$7,722	—

Stock issued under stock option and stock purchase plans and tax benefit associated with options	2,127	14,197	—	—		14,197
Stock options and a warrant issued for acquisition of business	—	5,482	—	—		5,482
Repurchase of common stock	(3,528)	(33,553)	—	—		(33,553)
Dividends to minority owners	—	—	(350)	—		(350)

Balance at December 31, 1999	64,338	289,478	(20,362)	19,664		288,780
Net income	—	—	54,987	—	54,987	54,987
Foreign currency translation adjustment, net of tax benefit of $1,536	—	—	—	(5,445)	(5,445)	(5,445)
Unrealized gain on investments reported at fair value	—	—	—	1,100	1,100	1,100

Comprehensive income	—	—	—	—	$50,642	—

Stock issued under stock option and stock purchase plans and tax benefit associated with options	3,265	30,020	—	—		30,020
Repurchase of common stock	(2,979)	(52,488)	—	—		(52,488)
Dividends to minority owners	—	—	(417)	—		(417)

Balance at December 31, 2000	64,624	$267,010	$34,208	$15,319		$316,537

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

Financial Instruments

    The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. In addition, the Company purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. The Company had forward contracts and options outstanding of $134,687 and $85,247 at December 31, 2000 and December 31, 1999, respectively. These contracts generally have maturities which do not exceed twelve months. The difference between the recorded value and the fair value of the Company's foreign exchange position related to these contracts was approximately zero at December 31, 2000 and December 31, 1999. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

    The Company places its cash equivalents and short-term investments with major banks and financial institutions. The Company's investment policy limits its credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas. The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, accrued liabilities and notes payable approximate fair value because of the short-term nature of these instruments. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

Cash, Cash Equivalents, and Short-Term Investments

    The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper, other highly liquid investments with original maturities in excess of three months and less than one year and equity securities. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported in stockholders' equity as a component of accumulated other comprehensive income.

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

Revenue Recognition

    The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 97-2, as amended, requires license revenues to be recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations remain, the fee is fixed or determinable and collectibility is probable. Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements. Product revenues from term or installment sales agreements which include either perpetual or term licenses are with the Company's top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenues from subscription-type term license agreements, which typically include software, rights to future software products, and services, are deferred and recognized ratably over the term of the subscription period. Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

    SOP 98-9 requires revenue recognition using the "residual method" in circumstances outlined in the SOP. Under the residual method revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. VSOE is determined by reference to the stand alone selling prices of the element when sold separately. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. Application of the residual method did not have a material impact on the Company's consolidated financial statements.

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

Software Development Costs

    The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. Completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs during these periods since the amounts have not been material. Amortization of capitalized software development costs was zero for the years ended December 31, 2000, 1999 and 1998.

Advertising Costs

    The Company expenses all advertising costs as incurred.

Goodwill and Intangibles

    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in the various acquisitions. Technology and goodwill costs are being amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively.

    The Company recognized impairment in value of certain goodwill and purchased technology, which resulted in associated write-downs of $522 and $822 in 2000, $2,384 and $0 in 1999 and $2,732 and $2,708 in 1998, respectively. Total goodwill and purchased technology amortization expenses were $5,731, $3,740, and $3,503 for years ended December 31, 2000, 1999, and 1998, respectively.

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the weighted-average number of employee stock options and common stock warrants outstanding, computed using the treasury stock method.

    Common stock equivalents of 3,384 related to stock options and a common stock warrant have been included in diluted earnings per share for the year ended December 31, 2000. Common stock equivalents of 695 related to stock options have been included in diluted earnings per share for the year ended December 31, 1999. Common stock equivalents related to stock options are anti-dilutive in a net loss year and, therefore, are not included in 1998 diluted net loss per share. Options to purchase 123 and 2,719 shares of common stock at December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year.

Use of Estimates

    Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications and Restatements

    Certain reclassifications have been made in the accompanying consolidated financial statements for 1998 and 1999 to conform with the 2000 presentation.

2 SPECIAL CHARGES

    Following is a summary of the major elements of the special charges:

	Year ended December 31,
	2000	1999	1998
Employee severance	$707	$4,877	$4,982
Asset impairments	1,344	2,384	7,377
Business disposals	—	9,888	4,513
Reserves for various claims	—	—	1,860
Terminated acquisitions	—	7,714	—
Other	560	958	2,210

Total	$2,611	$25,821	$20,942

    During 2000, the Company recorded special charges of $2,611. The charges consist of impairment in value of certain goodwill and purchased technology and costs for employee terminations due to the acquisition of Escalade Corp. Substantially all of these costs were expended in 2000 and the remaining amount should be expended in the first half of 2001. There have been no significant modifications to the amount of the charges.

    During 1999, the Company recorded special charges of $25,821. The charges included costs attributable to the terminated tender offer for Quickturn Design Systems, Inc. (Quickturn) net of a gain from the sale of acquired stock, the terminated acquisition negotiations for certain assets and liabilities of an EDA software company, and two subsidiary divestitures and related employee terminations. In addition the Company incurred costs for other employee terminations due in part to the acquisition of VeriBest, Inc. (VeriBest) and recognized impairment in value of certain goodwill. Substantially all of these costs were expended in 1999 and the remaining amount was expended in the first half of 2000. There have been no significant modifications to the amount of the charges.

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

3 MERGERS AND ACQUISITIONS

    In 2000, the Company completed five business combinations which were accounted for as purchases. The Company purchased Descon Informationssysteme GmbH & Co. in May 2000, Escalade Corp. in May 2000, HSL Holdings Limited in October 2000, Speedgate, Inc. in December 2000 and the ECAD division of CADIX Incorporated in December 2000. The total purchase price including acquisition expenses for all 2000 purchase acquisitions was $53,592. The excess of liabilities assumed over tangible assets acquired totaled $1,393. The purchase accounting allocations resulted in charges for in-process research and development (R&D) of $11,590, goodwill capitalization of $33,295, and technology capitalization of $10,100. The results of operations are included in the Company's consolidated financial statements only from the date of acquisition forward.

    In connection with these acquisitions, the Company recorded one-time charges to operations for the write-off of in-process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on management's estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes.

    The following Mentor Graphics and Escalade Corp. pro forma information assumes the acquisition occurred at the beginning of 1999 and includes the effect of amortization of goodwill and technology from that date. The pro forma results are not necessarily indicative of results that would have been achieved had the acquisition taken place at the beginning of 1999. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations. The separate results of operations for the remaining four acquisitions were not material compared to the Company's overall results of operations, and accordingly pro-forma information for the combined entities has been omitted.

	Year ended December 31,
	2000	1999
Revenues	591,044	513,953
Net income (loss)	52,849	(4,999)
Basic net income (loss) per share	$0.82	$(0.08)
Diluted net income (loss) per share	$0.78	$(0.08)

    In 1999, the Company completed two business combinations which were accounted for as purchases. In January 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar Logic, Inc. (Exemplar) for cash and stock options valued at $13,003. The purchase accounting allocation resulted in charges for in-process R&D and compensation and other related costs of $624 and $6,951, respectively. In addition, capitalized goodwill and technology allocations were $4,452 and $976, respectively. The results of operations of Exemplar were previously included in the Company's results of operations for all periods presented as a result of the Company's original majority interest. On October 31, 1999, the Company purchased certain assets and all liabilities of VeriBest for cash, a warrant and assumed net liabilities with a total value of $19,100. The purchase accounting allocations resulted in a charge for in-process R&D of $5,200, capitalized goodwill of $7,500, and capitalized technology of $6,400. The results of operations of VeriBest are included in the Company's consolidated financial statements only from the date of acquisition forward.

4 INCOME TAXES

    Domestic and foreign pre-tax income (loss) is as follows:

	Year ended December 31,
	2000	1999	1998
Domestic	$(7,626)	$(3,235)	$(15,759)
Foreign	78,122	6,104	15,780

Total	$70,496	$2,869	$21

    The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2000	1999	1998
Current:
Federal	$4,504	$2,094	$1,113
State	776	295	122
Foreign	9,751	3,389	1,528

Total current	15,031	5,778	2,763

Deferred:
Federal	732	(5,622)	(1,308)
Foreign	(254)	479	(915)

Total deferred	478	(5,143)	(2,223)

Total	$15,509	$635	$540

    The effective tax rate differs from the federal tax rate as follows:

	Year ended December 31,
	2000	1999	1998
Federal tax	$24,675	$1,004	$7
State tax, net of federal benefit	498	192	79
Impact of international operations	(12,971)	1,647	(3,785)
Non-deductible acquisition costs	2,173	4,536	6,080
Other, net	1,134	(6,744)	(1,841)

Provision for income taxes	$15,509	$635	$540

    The significant components of deferred income tax provision (benefit) are as follows:

	Year ended December 31,
	2000	1999	1998
Net changes in deferred tax assets and liabilities	$(9,530)	$(473)	$362
Deferred tax assets reducing goodwill	1,935	—	—
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	8,073	(4,670)	(2,585)

Total	$478	$(5,143)	$(2,223)

    The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2000	1999
Deferred tax assets:
Depreciation of property and equipment	$163	$1,230
Reserves and allowances	4,130	3,077
Accrued expenses not currently deductible	7,701	5,346
Net operating loss carryforwards	9,562	26,400
Tax credit carryforwards	47,361	22,799
Purchased technology	6,759	3,775
Other, net	3,692	7,211

Total gross deferred tax assets	79,368	69,838
Less valuation allowance	(55,706)	(47,633)

Net deferred tax asset	$23,662	$22,205

    The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $26,919 as of December 31, 2000. This amount is attributable to differences between financial and tax reporting of employee stock option transactions.

    As of December 31, 2000, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $9,107, foreign tax credits of $18,406, alternative minimum tax credit of $6,101 and research and experimentation credit carryforwards of $16,054. As of December 31, 2000, the Company, for state income tax purposes, has net operating loss carryforwards totaling $81,486 from multiple jurisdictions, research and experimentation credits of $5,384 and child care and facility credits of $1,416. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 through 2011, the foreign tax credits will expire in 2005, and research and experimentation credit carryforwards between 2001 through 2012.

    The Company has not provided for Federal income taxes on approximately $186,185 of undistributed earnings of foreign subsidiaries at December 31, 2000, since these earnings have been invested indefinitely in subsidiary operations. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

    The Company has settled its Federal income tax obligations through 1991. The Company believes the provisions for income taxes for years since 1991 are adequate.

5 PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment follows:

	Year ended December 31,
	2000	1999
Computer equipment and furniture	$134,501	$138,415
Buildings and building equipment	50,156	50,156
Land and improvements	14,050	15,560
Leasehold improvements	18,209	16,662

	216,916	220,793
Less accumulated depreciation and amortization	(134,356)	(136,823)

Property, plant and equipment, net	$82,560	$83,970

6 SHORT-TERM BORROWINGS

    Short-term borrowings from time to time include drawings by subsidiaries under multi-currency unsecured credit agreements. Interest rates are generally based on the applicable country's prime lending rate depending on the currency borrowed. The Company has available lines of credit of approximately $14,086 as of December 31, 2000. Certain agreements require compensatory balances, which the Company has met. No significant borrowings were outstanding under these agreements at December 31, 2000.

    In 1998, the Company entered into a committed revolving loan with a bank that remains in effect until 2001, which gives the Company the ability to borrow up to $100,000 and is available for general operating purposes. As of December 31, 2000 and 1999 the Company had no outstanding borrowings on this revolving loan. The revolving loan has a variable rate, which is calculated based on the Company's financial position and operating performance and is subject to certain loan covenants. The Company paid underwriting fees of $600 for this agreement, which will be amortized over its life.

7 LONG-TERM NOTES PAYABLE

    The Company has unsecured long-term notes payable of $6,100 to the former shareholders of HSL Holdings Limited at December 31, 2000. The notes are due December 31, 2004 and bear interest at LIBOR (London Interbank Offering Rate) less 1% which was 5.16% at December 31, 2000. Interest is payable quarterly.

8 INCENTIVE STOCK

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

9 EMPLOYEE STOCK AND SAVINGS PLANS

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

    SFAS No. 123 "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	Year ended December 31,
	2000	1999	1998
Risk-free interest rate	5.7%	5.5%	5.5%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.0	5.5	5.5
Expected volatility	60%	78%	61%

    Using the Black-Scholes methodology, the total value of options granted during 2000, 1999 and 1998 was $40,862, $33,580 and $17,020, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2000, 1999 and 1998 was $8.99, $6.82 and $5.89 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Year ended December 31,
	2000	1999	1998
Net income (loss)	$44,598	$(10,550)	$(7,915)
Basic net income (loss) per share	$0.66	$(0.15)	$(0.12)
Diluted net income (loss) per share	$0.63	$(0.15)	$(0.12)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

    The following table summarizes information about options outstanding and exercisable at December 31, 2000:

	Outstanding
				Exercisable
		Remaining Contractual Life (Years)
Range of Exercise Prices	Number of Shares		Weighted Average Price	Number of Shares	Weighted Average Price
$0.04-7.75	1,694	5.71	$6.17	1,216	$6.42
$7.76-8.06	1,388	8.83	$8.06	273	$8.06
$8.07-9.88	1,619	7.02	$9.03	878	$9.18
$9.89-11.37	1,285	7.03	$10.13	582	$10.14
$11.38-12.50	565	3.03	$11.68	538	$11.64
$12.51-12.56	1,274	8.15	$12.56	253	$12.56
$12.57-17.68	864	8.21	$13.99	214	$14.81
$17.69-17.81	3,413	9.77	$17.81	—	—
$17.82-23.50	316	9.68	$21.07	3	$18.25
$23.51-24.06	58	9.75	$24.06	—	—

$0.04-24.06	12,476	7.89	$12.25	3,957	$9.26

    Options under all four plans generally become exercisable over a four to five-year period from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to operations ratably over the vesting period. At December 31, 2000, 4,718 shares were available for future grant. Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 1997	8,105	$8.65
Granted	2,995	8.77
Exercised	(665)	5.86
Canceled	(1,169)	9.09

Balance at December 31, 1998	9,266	$8.84
Granted	5,918	8.85
Exercised	(1,367)	5.26
Canceled	(1,272)	8.65

Balance at December 31, 1999	12,545	$9.25
Granted	4,659	17.36
Exercised	(2,726)	8.44
Canceled	(2,002)	10.56

Balance at December 31, 2000	12,476	$12.25

    In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan and reserved 1,400 shares for issuance. The shareholders have subsequently amended the plan to reserve an additional 9,000 shares for issuance. Under the plan, each eligible employee may purchase up to 800 shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. Employees purchased 539 and 760 shares under the plan in 2000 and 1999, respectively. At December 31, 2000, 4,064 shares remain available for future purchase under the plan. The plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the plan at this time. The shareholders have amended the plan effective for 2001 to provide for overlapping two-year offerings starting every six months with purchases every six months during those offerings. Each eligible employee may purchase up to 1,600 shares of stock per semi-annual period at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of a rolling two-year offering period or the end of each semi-annual purchase period.

    The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee's contributions, up to a maximum of 6% of the employee's earnings. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company's matching contributions to the Savings Plan were $3,562, $3,359, and $2,765, in 2000, 1999, and 1998, respectively.

10 COMMON STOCK WARRANT

    On October 31, 1999, as part of the purchase price for the acquisition of substantially all of the assets of VeriBest, Inc., the Company issued a warrant to VeriBest to purchase 500 shares of the Company's Common Stock for $15 per share exercisable from October 31, 2001 until October 31, 2002.

11 COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

    The Company rents its Japanese facilities under two-year cancelable leases allowing a six-month notice of cancellation. The total remaining commitment under these cancelable leases, which expire through December 2002, is $5,202, of which the first six months' payments of $1,372 are included in the schedule below. Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,
2001	$19,829
2002	17,155
2003	16,635
2004	13,974
2005	10,814
Later years	34,755

Total	$113,162

    Rent expense under operating leases was $21,879, $21,366, and $21,623 for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company has entered into agreements to lease portions of its facility sites. Under terms of these agreements approximately 331 square feet of space was rented to third parties and are expected to result in rental receipts of $4,985 in 2001.

Legal Proceedings

    The Company is subject to legal proceedings, claims, and litigation arising in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

12 OTHER INCOME (EXPENSE), NET

    Other income (expense) is comprised of the following:

	Year ended December 31,
	2000	1999	1998
Interest income	$10,080	$7,152	$7,771
Interest expense	(1,970)	(993)	(768)
Litigation related costs	(11,705)	(15,312)	(10,301)
Minority interest in earnings	(1,383)	(778)	(304)
Foreign exchange gain (loss)	727	(1,651)	38
Gain on sale of property, plant and equipment	3,118	—	—
Other, net	(3,665)	(1,429)	(1,157)

Total	$(4,798)	$(13,011)	$(4,721)

13 SUPPLEMENTAL CASH FLOW INFORMATION

    The following provides additional information concerning supplemental disclosures of cash flow activities:

	Year ended December 31,
	2000	1999	1998
Cash paid for:
Interest expense	$2,103	$800	$599
Income taxes	$5,955	$1,955	$2,475
Debt issued for purchase of a business	$6,100	$—	$—
Issuance of stock warrant and stock options for purchase of businesses	$—	$5,482	$708

14 SEGMENT REPORTING

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

	Year ended December 31,
	2000	1999	1998
Revenues:
Americas	$281,084	$249,968	$271,159
Europe	176,510	150,833	146,559
Japan	98,707	82,736	54,582
Pacific Rim	33,534	27,597	18,093

Total	$589,835	$511,134	$490,393

Operating Income (Loss):
Americas	$151,104	$135,404	$174,245
Europe	92,735	50,324	42,631
Japan	55,425	41,635	16,697
Pacific Rim	23,448	15,657	8,209
Corporate	(247,418)	(227,140)	(237,040)

Total	$75,294	$15,880	$4,742

Depreciation and Amortization:
Americas	$4,055	$4,121	$4,739
Europe	5,042	5,235	7,711
Japan	749	987	1,019
Pacific Rim	476	612	1,386
Corporate	9,125	10,762	12,380

Total	$19,447	$21,717	$27,235

Capital Expenditures:
Americas	$3,545	$2,299	$2,500
Europe	6,813	6,165	10,376
Japan	522	1,158	1,184
Pacific Rim	481	266	261
Corporate	7,658	5,677	7,306

Total	$19,019	$15,565	$21,627

Identifiable Assets:
Americas	$313,830	$254,601	$251,709
Europe	113,145	123,995	136,851
Japan	74,093	47,108	36,447
Pacific Rim	29,846	25,682	39,116

Total	$530,914	$451,386	$464,123

15 QUARTERLY FINANCIAL INFORMATION—UNAUDITED

    A summary of quarterly financial information follows:

	Quarter ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
2000
Total revenues	$128,134	$138,052	$141,938	$181,711
Gross margin	$101,361	$108,655	$113,238	$147,893
Operating income	$13,649	$9,832	$18,868	$32,945
Net income	$10,437	$5,997	$14,841	$23,712
Net income per share, basic	$0.16	$0.09	$0.23	$0.37
Net income per share, diluted	$0.16	$0.09	$0.22	$0.35
1999
Total revenues	$122,573	$119,507	$114,081	$154,973
Gross margin	$92,745	$90,579	$86,158	$123,598
Operating income (loss)	$(7,910)	$5,281	$8,133	$10,376
Net income (loss)	$(8,370)	$(317)	$5,866	$5,055
Net income (loss) per share, basic and diluted	$(0.13)	$(0.00)	$0.09	$0.08

16 SUBSEQUENT EVENT

    In January 2001, the Company renewed a committed revolving loan with a bank that remains in effect until 2004, which gives the Company the ability to borrow up to $100,000 and is available for general operation purposes. The revolving loan has a variable rate, which is calculated based on the Company's financial position and operating performance and is subject to certain loan covenants. The Company paid underwriting fees of $530 for this agreement, which will be amortized over its life.

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

    The Audit Committee of the Board of Directors is comprised of four directors who are not officers or employees of Mentor Graphics Corporation or its subsidiaries. These directors meet with management and the independent auditors in connection with their review of matters relating to the Company's annual financial statements, the Company's system of internal accounting controls, and the services of the independent auditors. The Committee meets with the independent auditors, without management present, to discuss appropriate matters. The Committee reports its findings to the Board of Directors and also recommends the selection and engagement of independent auditors.

Walden Rhines Chairman of the Board and Chief Executive Officer
Gregory K. Hinckley President

Independent Auditors' Report

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

    We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Portland, Oregon January 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III

Item 10. Directors and Executive Officers of Registrant

    The information required by this item concerning the Company's Directors is included under "Election of Directors" in the Company's 2001 Proxy Statement and is incorporated herein by reference. The information concerning the Company's Executive Officers is included herein on page 10 under the caption "Executive Officers of the Registrant." The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included under "Compensation of Directors," and "Information Regarding Executive Officer Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under "Election of Directors" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item is included under "Certain Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1 Financial Statements:

    The following consolidated financial statements are included in Item 8:

(a)
2 Financial Statement Schedule:

    The schedule and report listed below are filed as part of this report on the pages indicated:

Schedule	Page
II Valuation and Qualifying Accounts	49
Independent Auditors' Report on Financial Statement Schedule	49

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
10.	*A.	1982 Stock Option Plan.
	*B.	Nonqualified Stock Option Plan. Incorporated byreference to Exhibit 10.C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
	*D.	1987 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (1994 10-K).
	*E.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company's 1998 10-K.
	*F.	Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.F to the Company's 1998 10-K.
	G.	Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company's Form SE dated March 25, 1992.
H.
Credit Agreement between Mentor Graphics Corporation and Bank of America National Trust and Savings Association, dated February 6, 1998. Incorporated by reference to Exhibit 10.G to the Company's annual Report on Form 10-K for the year ended December 31, 1997.
21.		List of Subsidiaries of the Company.
23.		Consent of Accountants.

*
Management contract or compensatory plan or arrangement

    No reports on Form 8-K were filed by the Company during the last quarter of 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

MENTOR GRAPHICS CORPORATION
By	/s/ WALDEN C. RHINES Walden C. Rhines Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 23, 2001, in the capacities indicated.

Schedule	Page
(1) Principal Executive Officer:
/s/ WALDEN C. RHINES Walden C. Rhines	Chief Executive Officer
(2) Principal Financial Officer:
/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	President
(3) Principal Accounting Officer:
/s/ ANTHONY B. ADRIAN Anthony B. Adrian	Vice President, Corporate Controller
(4) Directors:
/s/ WALDEN C. RHINES Walden C. Rhines	Chairman of the Board
/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director
/s/ MARSHA B. CONGDON Marsha B. Congdon	Director
/s/ JAMES R. FIEBIGER James R. Fiebiger	Director
/s/ DAVID A. HODGES David A. Hodges	Director
/s/ KEVIN C. MCDONOUGH Kevin C. McDonough	Director
/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director

Schedule II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Description	Beginning Balance	Additions	Deductions	Ending Balance
	In thousands
Year ended December 31, 1998
Allowance for doubtful accounts(1)	$2,426	$2,578	$2,017	$2,987
Allowance for obsolete inventory(2)	$4,531	$—	$162	$4,369
Year ended December 31, 1999
Allowance for doubtful accounts(1)	$2,987	$1,132	$1,315	$2,804
Allowance for obsolete inventory(2)	$4,369	$426	$985	$3,810
Year ended December 31, 2000
Allowance for doubtful accounts(1)	$2,804	$1,405	$825	$3,384
Allowance for obsolete inventory(2)	$3,810	$2,772	$617	$5,965

(1)
Deductions primarily represent accounts written off during the period

(2)
Deductions primarily represent inventory scrapped during the period.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

    Under date of January 31, 2001, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Portland, Oregon
January 31, 2001

QuickLinks

Table of Contents
Part I
Part II
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Notes to Consolidated Financial Statements All numerical references in thousands, except percentages and per share data
Report of Management
Independent Auditors' Report
Part III
Part IV
SIGNATURES
Schedule II
INDEPENDENT AUDITORS' REPORT