Form 10-Q
period 2001-03-31
MENTOR GRAPHICS CORP
filed 2001-05-15
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001.	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777
(Address including zip code of principal executive offices)
Registrant's telephone number, including area code: (503) 685-7000

NO CHANGE
Former name, and former
fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No

Number of shares of common stock, no par value, outstanding as of May 1, 2001: 63,908,870

MENTOR GRAPHICS CORPORATION

Index to Form 10-Q

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

        Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

        Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

        Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Mentor Graphics Corporation
Consolidated Statements of Operations
 (Unaudited)

Three months ended March 31,	2001	2000
In thousands, except per share data
Revenues:
System and software	$86,476	$72,639
Service and support	68,026	55,495
Total revenues	154,502	128,134
Cost of revenues:
System and software	8,420	5,329
Service and support	23,411	21,444
Total cost of revenues	31,831	26,773
Gross margin	122,671	101,361
Operating expenses:
Research and development	32,640	29,329
Marketing and selling	52,573	44,714
General and administration	15,029	12,930
Amortization of intangibles	2,259	739
Total operating expenses	102,501	87,712
Operating income	20,170	13,649
Other income (expense), net	330	(268)
Income before income taxes	20,500	13,381
Income tax expense	4,100	2,944
Net income	$16,400	$10,437
Net income per share:
Basic	$.25	$.16
Diluted	$.24	$.16
Weighted average number of shares outstanding:
Basic	64,435	64,124
Diluted	68,672	66,781

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets

	As of March 31, 2001	As of December 31, 2000
In thousands	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,312	$109,112
Short-term investments	20,544	32,760
Trade accounts receivable, net	134,446	156,269
Prepaid expenses and other	31,916	27,323
Deferred income taxes	11,595	11,678
Total current assets	309,813	337,142
Property, plant and equipment, net	84,113	82,560
Term receivables, long-term	34,596	33,528
Intangible assets, net	50,495	56,593
Other assets, net	20,783	21,091
Total assets	$499,800	$530,914
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,431	$10,927
Income taxes payable	30,930	30,340
Accrued payroll and related liabilities	33,409	58,062
Accrued liabilities	33,030	36,568
Deferred revenue	80,766	68,550
Total current liabilities	190,566	204,447
Notes payable	6,100	6,100
Other long-term deferrals	1,061	1,147
Total liabilities	197,727	211,694
Minority interest	2,742	2,683

Stockholders' equity:
Common stock	236,622	267,010
Retained earnings	50,608	34,208
Accumulated other comprehensive income	12,101	15,319
Total stockholders' equity	299,331	316,537
Total liabilities and stockholders' equity	$499,800	$530,914

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows
 (Unaudited)

 Three months ended March 31,

2001

2000

In thousands
Operating Cash Flows:
Net income	$16,400	$10,437
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of plant and equipment	4,205	4,845
Amortization of other assets	3,321	1,617
Gain on sale of property, plant, and equipment	-	(3,118)
Deferred taxes	165	101
Changes in other long-term liabilities and minority interest	(18)	32
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	20,835	(3,581)
Prepaid expenses and other	(3,600)	(5,478)
Term receivables, long-term	(1,300)	1,518
Accounts payable and accrued liabilities	(25,900)	(20,758)
Income taxes payable	852	1,011
Deferred revenue	12,854	11,423

Net cash provided (used) by operating activities	27,814	(1,951)
Investing Cash Flows:
Net maturities of short-term investments	11,575	11,953
Purchases of property, plant and equipment	(5,846)	(2,309)
Proceeds from sale of property, plant, and equipment	-	4,725

Net cash provided by investing activities	5,729	14,369

Financing Cash Flows:
Proceeds from issuance of common stock	6,886	8,715
Repurchase of common stock	(37,274)	(41,534)

Net cash used by financing activities	(30,388)	(32,819)
Effect of exchange rate changes on cash and cash equivalents	(955)	(694)
Net change in cash and cash equivalents	2,200	(21,095)
Cash and cash equivalents at beginning of period	109,112	95,637
Cash and cash equivalents at end of period	$111,312	$74,542

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
Notes to Consolidated Financial Statements
(In thousands)
(Unaudited)

(1)         General - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented.  Certain reclassifications have been made in the accompanying financial statements for 2000 to conform with the 2001 presentation.

(2)         Net Income Per Share – Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of the weighted-average number of employee stock options and common stock warrants outstanding, computed using the treasury stock method.

Common stock equivalents of 4,237 and 2,657 related to stock options and a common stock warrant have been included in diluted earnings per share for the quarters ended March 31, 2001 and 2000, respectively.  Options to purchase 151 and 165 shares of common stock at March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the quarter.

(3)         Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

Three months ended March 31,	2001	2000

Interest paid	$684	$237

Income taxes paid, net of refunds	$2,803	$2,019

(4)         Comprehensive Income - The following provides a summary of comprehensive income:

Three months ended March 31,	2001	2000
Net income	$16,400	$10,437
Change in accumulated translation adjustment	(2,577)	(3,094)
Unrealized loss on investments reported at fair value	(140)	-
Reclassification adjustment for investment gains included in net income	(519)	-
Change in unrealized gain on derivative instruments	18	-
Comprehensive income	$13,183	$7,343

(5)         Revenue Recognition - The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  SOP 97-2 as amended, requires license revenues to be recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations remain, the fee is fixed or determinable and collectibility is probable.  Revenues from system and software licenses are recognized at the time of shipment, except for those that include rights to future software products or have significant other delivery requirements.  Product revenues from term or installment sales agreements which include either perpetual or term licenses are with the Company’s top-rated credit customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term.  Revenues from subscription-type term license agreements, which typically include software, rights to future software products, and services, are deferred and recognized ratably over the term of the subscription period.  Training and consulting contract revenues are recognized using the percentage of completion method or as contract milestones are achieved.

SOP 98-9 requires revenue recognition using the “residual method” in circumstances outlined in the SOP.  Under the residual method revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence (VSOE), is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  VSOE is determined by reference to the stand alone selling prices of the element when sold separately or based on the renewal rate for the element in term based license agreements.

(6)         Derivative Instruments and Hedging Activities – On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.   SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 133 requires that all derivatives are recognized as either assets or liabilities on the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  Any ineffective portion of a hedge is reported in earnings as it occurs.  The Company had no transition adjustment upon adoption of SFAS No. 133.

The Company uses derivatives to partially offset its business exposure to currency risk.  Forward contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk of future cash flows on certain forecasted revenues.  Typically, the Company hedges portions of its forecasted currency exposure associated with revenues over a time horizon of three to six months.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for effectiveness quarterly.  The effective portions of the net gains or losses on derivative instruments are reported as a component of other comprehensive income in stockholders’ equity.  Other comprehensive income associated with hedges of foreign currency sales is reclassified into revenue in the same period as the related sale is recognized.  Any residual changes in fair value of the instruments, including ineffectiveness and changes in fair value based on the differential between the spot and forward exchange rates, are recognized in current earnings in other income and expense.

The Company recognized a net loss of $273 in revenue from derivative instruments designated as cash flow hedges of forecasted sales transactions during the quarter ended March 31, 2001.  As of March 31, 2001, the Company had a net unrealized gain associated with cash flow hedges of $18 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next quarter.  The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Three months ended March 31,	2001
Changes in fair value of derivatives	$(255)
Loss reclassified from other comprehensive income	273

Accumulated derivative gain	$18

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies.  Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary.  The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment.  Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in other income and expense.  For the quarter ended March 31, 2001, the Company recorded a net favorable adjustment of $553 in accumulated translation adjustment for derivatives designated as net investment hedges.

(7)         Segment Reporting -The Company operates exclusively in the EDA industry.  The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries.  The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted.  The Company’s reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss).  The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special, and merger and acquisitions related charges.  Reportable segment information is as follows:

Three months ended March 31,	2001	2000
Revenues
Americas	$72,569	$61,906
Europe	44,106	39,781
Japan	29,830	20,166
Pac Rim	7,997	6,281
Total	$154,502	$128,134

Operating income (loss)
Americas	$38,729	$33,171
Europe	22,039	17,990
Japan	16,012	11,177
Pac Rim	4,602	3,929
Corporate	(61,212)	(52,618)
Total	$20,170	$13,649

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months ended March 31, 2001 totaled $86,476 representing an increase of $13,837 or 19% from the first quarter of 2000.  The increase was attributable to both software product and accelerated verification revenues.  The growth in software product revenue was primarily due to strength in the Physical Verification and FPGA product lines.  First quarter 2000 accelerated verification revenues were weak in Japan due to timing of deliveries.

System and software gross margin was 90% for the first quarter of 2001 compared to 93% for the first quarter of 2000.  Gross margin was unfavorably impacted in 2001 by an increase in mix towards lower margin software product with high royalty content.  Amortization of purchased technology to system and software cost of goods sold was $1,062 in the first quarter of 2001 compared to $878 in the first quarter of 2000.  The increase in amortization of purchased technology is primarily attributable to acquisitions in 2000.

Service  and Support

Service and support revenues for the three months ended March 31, 2001 totaled $68,026 representing an increase of $12,531 or 23% from the first quarter of 2000.  The increase compared to 2000 was primarily due to higher software support revenue attributable to continued success of software product offerings resulting in a larger installed base of customers and a higher rate of contract renewals.

Service and support gross margin was 66% for the first quarter of 2001 compared to 61% for the first quarter of 2000.  The increase in overall service and support gross margins was due to higher revenues over a relatively constant cost structure.

Geographic Revenues Information

Americas revenues, including service and support revenues, increased 17% from the first quarter of 2000 to the first quarter of 2001.  Revenues outside the Americas represented 53% of total revenues in the first quarter of 2001 compared to 52% in the first quarter of 2000.  European revenues increased 11% from the first quarter of 2000 to the first quarter of 2001.  The effects of exchange rate differences from the European currencies to the U.S. dollar negatively impacted European revenues by approximately 3% for the first quarter of 2001.  Exclusive of currency effects, higher revenue in Europe was primarily due to continued strength in software and support sales offset by a decline in accelerated verification sales.  Japanese revenues increased 48% from the first quarter of 2000 to the first quarter of 2001.  The effects of exchange rate differences from the Japanese yen to the U.S. dollar negatively impacted Japanese revenues by approximately 10% in the first quarter of 2001.  Exclusive of currency effects, higher revenue in Japan was attributable to growth in both accelerated verification and software sales.  Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $32,640 and $29,329 or 21% and 23% of revenues for the first quarters of 2001 and 2000, respectively.  Marketing and selling expenses totaled $52,573 and $44,714 or 34% and 35% of revenues for the first quarters of 2001 and 2000, respectively.  General and administration expenses totaled $15,029 and $12,930 or 10% of revenues for the first quarters of 2001 and 2000, respectively.  Amortization of intangibles totaled $2,259 and $739 or 1% of revenues for the first quarters of 2001 and 2000, respectively.  The increase in absolute dollars is primarily attributable to acquisitions in the second and fourth quarters of 2000, higher headcount required to support greater revenue and annual and competitive salary adjustments.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $330 for the first quarter of 2001 compared to $(268) for the first quarter of 2000. Other income (expense) was positively impacted by lower legal costs associated with the ongoing patent litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., which totaled $3,146 in the first quarter of 2001 compared to $3,303 in the first quarter of 2000.  See “Part II - Item 1. Legal Proceedings” for further discussion.  In addition, other income (expense) was favorably impacted by a foreign currency gain, including amortization of discount and premium, of $1,007 in the first quarter of 2001 compared to a foreign currency loss of $475 in the first quarter of 2000.  Interest income was $2,684 in the first quarter of 2001 compared to $2,093 in the first quarter of 2000.  Offsetting these favorable variances was the gain on the sale of a parcel of land adjacent to the Company’s headquarters of $3,118 during the first quarter of 2000.

PROVISION FOR INCOME TAXES

The provision for income taxes was $4,100 in the first quarter of 2001 compared to $2,944 in the first quarter of 2000.  The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.  The provision for income taxes differs from tax computed at the federal statutory income tax rate due to earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carry forwards and foreign tax credits, offset by the impact of nondeductible charges mostly related to acquisitions.

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

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company’s revenues are generated outside of the United States. For 2001 and 2000, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.  The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company’s results of operations.

Foreign currency translation adjustment, which is a component of accumulated translation adjustment reported in the stockholders’ equity section of the Consolidated Balance Sheets decreased to $11,642 at March 31, 2001, from $14,218 at the end of 2000.  This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 2000 as a result of a stronger U.S. dollar as of March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at March 31, 2001 were $131,856 compared to $141,872 at the end of 2000.  Cash provided by operations was $27,814 in the first quarter of 2001 compared to cash used by operations of $1,951 in the first quarter of 2000.  Operating cash was positively impacted by net income from operations of $16,400 in the first quarter of 2001 compared to $10,437 in the first quarter of 2000.  Cash used by investing activities, excluding short-term investments, was $5,846 in the first quarter of 2001 compared to cash provided by investing activities, excluding short-term investments, of $2,416 in the first quarter of 2000.  Investing activities in the first quarter of 2001 consisted of capital expenditures.  Investing activities in the first quarter of 2000 included cash received for the sale of land adjacent to the Company’s Wilsonville headquarters to a third party for $4,725, offset by capital expenditures.  Cash used by financing activities was $30,388 and $32,819 in the first quarter of 2001 and 2000, respectively.  Cash used for financing activities in 2001 included a repurchase of 1,458 shares of common stock for $37,274.  Cash used for financing activities in 2000 included a repurchase of 2,500 shares of common stock for $41,534.  Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $6,886 and $8,715 in 2001 and 2000, respectively.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $134,446 at March 31, 2001 from $156,269 at December 31, 2000.  Excluding the current portion of term receivables of $59,894 and $60,170, average days sales outstanding were 43 days and 48 days at March 31, 2001 and December 31, 2000, respectively.  Average days sales outstanding in total accounts receivable increased from 77 days at the end of 2000 to 78 days at the end of the first quarter of 2001.  The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three-year) contract sales in the first quarter of 2001 compared to the fourth quarter of 2000.  In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current accounts receivable.  In the following quarters, the same amount is reflected in current accounts receivable without the corresponding revenue.  In addition, the Company sold short-term accounts receivable of $20,756 and $10,317 to a financing institution on a non-recourse basis in the first quarter of 2001 and the fourth quarter of 2000, respectively.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $4,593 from December 31, 2000 to March 31, 2001.  This increase was primarily due to higher accelerated verification systems inventory, which is expected to ship in 2001.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $34,596 at March 31, 2001 compared to $33,528 at December 31, 2000.  Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term.  The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.  The increase is due to new term agreements offset by run-off of balances on older term agreements.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $24,653 from December 31, 2000 to March 31, 2001.  The decrease was primarily due to payments of the 2000 annual and fourth quarter incentive compensation.

DEFERRED REVENUE

Deferred revenue increased $12,216 from December 31, 2000 to March 31, 2001.  The increase was primarily a result of annual support renewals in the first quarter of 2001.

CAPITAL RESOURCES

Total capital expenditures were $5,846 through March 31, 2001 compared to $2,309 for the same period in 2000.  Expenditures in the first quarter of 2001 and 2000 did not include any individually significant projects.  The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict.  Moreover, from time to time the Company may issue other forward-looking statements.  Forward-looking statements regarding financial performance in future periods do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made.  Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements.  The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations.  The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements.  Forward-looking statements should be considered in light of these factors.

The Company’s business is largely dependent upon the success and growth of the electronics industry.  From time to time the electronics industry cuts costs through employee layoffs and reductions in the number of electronic design projects which could reduce demand for the Company’s products and services.  Several of the Company’s largest customers have recently announced lower revenue and profit expectations.  Such projections may result in lower R&D spending which may include lower capital expenditures for EDA software and consulting services.  In addition, there have been a number of mergers in the electronics industry worldwide, which could result in decreased or delayed capital spending patterns.  The above business challenges for the electronics and related industries may have a material adverse effect on the Company’s financial condition and results of operations.

The Company competes in the highly competitive and dynamic EDA industry.  The Company’s success is dependent upon its ability to develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, lower product margins, loss of market share and additional working capital requirements. Additionally, newer pricing and selling models in the industry, including the use of fixed term licenses and subscription transactions versus traditional perpetual licenses further complicate the Company’s ability to effectively price and package large multi-element contracts that are competitive and profitable.

A material amount of the Company’s software product revenue is usually the result of current quarter order performance of which a substantial amount is usually booked in the last few weeks of each quarter.  In addition, the Company’s revenue often includes multi-million dollar contracts.  The timing of the completion of these contracts and the terms of delivery of software, hardware and other services can have a material impact on revenue recognition for a given quarter.  The combination of these factors impairs and delays the Company’s ability to identify shortfalls or overages from quarterly revenue targets.

The Company’s revenue is affected by the mix of licenses entered into in connection with the sale of software products.  The Company’s software licenses fall into three categories: perpetual, fixed-term, and subscription.  With perpetual and fixed-term licenses, software product revenue is recognized at the beginning of the license period, while with subscription licenses, software product revenue is recognized ratably over the license period.  Accordingly, a shift in the license mix toward increased subscription licenses would result in increased deferral of software product revenue to future periods.

The accounting rules governing software revenue recognition have been subject to recent authoritative interpretations that have generally made it more difficult to recognize software product revenue up front, focusing on contractual terms that distinguish fixed-term licenses from subscription licenses.  The Company’s ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

The Company generally realizes approximately half of its revenues outside the U.S. and expects this to continue in the future.  As such, the effects of foreign currency fluctuations can impact the Company’s business and operating results.  To hedge the impact of foreign currency fluctuations, the Company enters into foreign currency forward contracts.  However, significant changes in exchange rates may have a material adverse impact on the Company’s results of operations.  International operations subject the Company to other risks including, but not limited to, longer receivables collection periods, economic or political instability, government trade restrictions, limitations on repatriation of earnings, licensing and intellectual property rights protection.

The Company’s Meta Division is in the hardware development and assembly business.  Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing distribution and shipment processes, managing inventory and related obsolescence issues, and developing processes to deliver customer support for hardware.  In addition, the Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents.  See “Part I–Item 3. Legal Proceedings” for further discussion.  The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States.  While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue.  These actions could adversely effect the Company’s ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined.  This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company’s results of operations.

The Company’s gross margin may vary as a result of mix of products and services sold.  The gross margin on software products is greater than that for hardware products, software support and professional services.  Additionally, the margin on software products will vary quarter to quarter depending on the amount of third party royalties due for the mix of products sold.  Achievement of projected gross margins is also dependent on revenue performance since the Company’s cost of revenues includes certain fixed or relatively fixed costs such as professional service employee costs and purchased technology amortization.

The Company uses term or installment sales agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.  These multi-year, multi-element term license and perpetual license term agreements are from the Company’s top-rated credit customers and are typically three years in length.  These agreements may increase the element of risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product satisfaction or disagreements and disputes.  If collectibility for any of these multi-million dollar agreements becomes a problem the Company’s results of operations could be adversely affected.

 The Company’s operating expenses are generally committed in advance of revenue and are based to a large degree on future revenue expectations.  Operating expenses are incurred to generate and sustain higher future revenue levels.  If the revenue does not materialize as expected, the Company’s results of operations can be adversely impacted.

Acquisitions of complementary businesses are a part of the Company’s overall business strategy.  Challenges associated with this strategy include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems.  Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products.  All of these factors can impair the Company’s ability to forecast, to meet quarterly revenue and earnings targets and to effectively manage the business for long-term growth.  There can be no assurance that these challenges will be effectively met.

The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers’ needs.  There can be no assurance that the Company can continue to recruit and retain such personnel.  In particular, qualified technology personnel are in high demand, and competition to recruit and retain them is intense.

Accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  In addition, new or revised accounting standards and interpretations of standards are issued from time to time which could have a material impact on the reported financial results.

Forecasts of the Company’s income tax position and resultant effective tax rate are complex and subject to uncertainty as the Company’s income tax position for each year combines the effects of available tax benefits in certain countries where the Company does business and benefits from available net operating loss carryforwards.  In order to forecast the Company’s global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated.  If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, the Company’s actual tax rate could be materially different than forecast.

The Company is involved in various administrative matters and litigation.  There can be no assurance that they will not have a material adverse impact on the Company’s consolidated financial position or results of operations.  In particular, as patents have become increasingly significant in the EDA industry, the Company is exposed to increased risk of involvement in very costly and time consuming patent infringement litigation, either as plaintiff or defendant.  For example, see “Part I–Item 3. Legal Proceedings”.  The pending litigation and any future litigation may result in substantial unanticipated legal costs and divert the efforts of management personnel.

Due to the factors above, as well as other market factors outside the Company’s control, the Company’s future earnings and stock price may be subject to significant volatility.  Past financial performance should not be considered a reliable indication of future performance.  The investment community should use caution in using historical trends to estimate future results.  In addition, if future results vary significantly from expectations of analysts, the Company’s stock price could be adversely impacted.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
(All numerical references in thousands, except for rates and percentages)

INTEREST RATE RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

The table below presents the carrying value and related weighted-average interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2001. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Interest Rate

Cash equivalents – fixed rate	$76,458	5.03%
Short-term investments – fixed rate	20,103	6.02%
Total interest bearing instruments	$96,561	5.24%

FOREIGN CURRENCY RISK

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities.  The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months.  The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these contracts was approximately zero at March 31, 2001.

The Company also entered into a forward contract to offset the translation and economic exposure on a portion of the Company's net investment in its Japanese subsidiary.  This contract to sell 735.7 million Japanese yen will guarantee the Company $6,473 at the contract expiration.  Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders' equity section of the consolidated balance sheet.  The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term.  The difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero at March 31, 2001.

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

The following table provides information about the Company’s foreign exchange forward contracts at March 31, 2001.  Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at March 31, 2001.  The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts	Amount	Contract Rate

Japanese yen	$42,338	$114.20
Euro	17,712	0.91
British pound	5,786	1.44
Swedish krona	1,636	10.11
Norwegian krona	1,166	9.10
Other	1,902	-

The unrealized gain (loss) on the outstanding forward contracts at March 31, 2001, was not material to the Company’s consolidated financial statements.  The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is the current status of the Company’s litigation with Cadence Design Systems, Inc. (Cadence) and its Quickturn emulation division.

In October 1997, Quickturn filed an action against the Company's German subsidiary in a German District Court alleging infringement by the Company’s first generation SimExpress emulation hardware product of a European patent.  The German court ruled in April 1999 that the Company's German subsidiary's sales of SimExpress violated a European patent owned by Quickturn and awarded unspecified damages.  In February 2001, the Federal Patent Court in Germany ruled that the Quickturn patent, which was the subject of the action against SimExpress in Germany, is null and void in Germany.  The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent.  There have been no rulings by the French court regarding the merits of this case to date.

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, based on a patent licensed to the Company and Meta and which Meta obtained a right to enforce, sought damages for infringement as a result of Quickturn's manufacture and sale of certain emulation equipment.  Meta was joined in the suit by Aptix Corporation of San Jose, California.  In June 2000, the court granted a motion brought by Quickturn to dismiss the case on the ground that Aptix's CEO Dr. Amr Mohsen falsified and destroyed evidence during the litigation.  Due to Dr. Mohsen's misconduct, the court found the Aptix patent to be unenforceable by anyone, including Meta.  The court specifically made no findings that either Meta or the Company engaged in any misconduct.  The court ordered Aptix to pay Quickturn certain of its attorneys' fees and expenses.  No sanctions were awarded against Meta or the Company.  Meta has appealed the court's decision, and the Company has filed suit against Aptix for fraud and other claims arising out of the actions of Aptix.  The Company’s lawsuit against Aptix has been stayed, except for certain discovery matters, pending resolution of the appeal of the decision that the Aptix patent is unenforceable.

In July 1999, the Company filed suit in U.S. District Court for the District of Delaware against Quickturn alleging infringement of two Mentor Graphics patents by Quickturn's Mercury product ("Mercury lawsuit").  The Mercury lawsuit was transferred to the Northern District of California, and later amended to allege that Quickturn's Mercury and MercuryPlus products infringe five Company owned patents.  The Company is seeking a permanent injunction prohibiting sales of Quickturn's Mercury and MercuryPlus products in the U.S., along with damages and attorney's fees.

In March 2000, the Company filed a misappropriation of trade secret case in U.S. District Court in San Francisco.  This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn's evaluation of Meta's technology in connection with a possible acquisition of Meta in 1994 and 1995.  The Company also alleges that Quickturn filed a U.S. patent application claiming technology Quickturn learned from Meta in the same period.  The Company asks the court to correct the inventorship of the resulting U.S. patent.  This case has been consolidated with the Mercury lawsuit for purposes of discovery and scheduling.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business.  These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)         Exhibits
None.

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001.	MENTOR GRAPHICS CORPORATION
(Registrant)

Gregory K. Hinckley
President