Form 10-Q
period 2001-06-30
MENTOR GRAPHICS CORP
filed 2001-08-13
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Number of shares of common stock, no par value, outstanding as of August 1, 2001: 64,618,896

MENTOR GRAPHICS CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Mentor Graphics Corporation
Consolidated Statements of Operations
 (Unaudited)

Three months ended June 30,	2001	2000

In thousands, except per share data

Revenues:
System and software	$82,235	$78,015
Service and support	67,257	60,037

Total revenues	149,492	138,052
Cost of revenues:

System and software	6,197	7,518
Service and support	22,588	21,879

Total cost of revenues	28,785	29,397

Gross margin	120,707	108,655

Operating expenses:
Research and development	35,092	30,477
Marketing and selling		48,902
General and administration	49,385	12,182
Amortization of intangibles	2,210	741
Special charges	3,512	6,521

Total operating expenses	104,054	98,823

Operating income	16,653	9,832
Other income (expense), net	225	(2,144)

Income before income taxes	16,878	7,668
Income tax expense	3,376	1,691

Net income	$13,502	$5,997

Net income per share:	$.21	$.09
Basic
Diluted	$.20	$.09

Weighted average number of shares outstanding:
	64,068	63,400
Basic
Diluted	67,796	66,254

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Operations
 (Unaudited)

Six months ended June 30,	2001	2000

In thousands, except per share data

Revenues:
System and software	$168,711	$150,654
Service and support	135,283	115,532

Total revenues	303,994	266,186
Cost of revenues:

System and software	14,617	12,847
Service and support	45,999	43,323

Total cost of revenues	60,616	56,170

Gross profit	243,378	210,016

Operating expenses:
Research and development	67,732	59,806
Marketing and selling	101,958	93,616
General and administration	28,884	25,112
Amortization of intangibles	4,469	1,480
Special charges	3,512	6,521

Total operating expenses	206,555	186,535

Operating income	36,823	23,481
Other income (expense), net	555	(2,412)

Income before income taxes	37,378	21,069
Income tax expense	7,476	4,635

Net income	$29,902	$16,434

Net income per share:
Basic	$.46	$.26

Diluted	$.44	$.25

Weighted average number of shares outstanding:
Basic	64,308	63,876

Diluted	68,302	66,648

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets
 (Unaudited)

	As of June 30, 2001	As of December 31, 2000

In thousands

Assets
Current assets:
Cash and cash equivalents	$115,559	$109,112
Short-term investments	33,961	32,760
Trade accounts receivable, net	138,830	156,269
Prepaid expenses and other	29,333	27,323
Deferred income taxes	11,540	11,678

Total current assets	329,223	337,142
Property, plant and equipment, net	84,512	82,560
Term receivables, long-term	30,704	33,528
Intangible assets, net	44,340	56,593
Other assets, net	21,312	21,091

Total assets	$510,091	$530,914

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,917	$10,927
Income taxes payable	33,818	30,340
Accrued payroll and related liabilities	37,088	58,062
Accrued liabilities	34,091	36,568
Deferred revenue	73,276	68,550

Total current liabilities	185,190	204,447

Notes payable	5,100	6,100
Other long-term deferrals	1,164	1,147

Total liabilities	191,454	211,694

Minority interest	2,924	2,683

Stockholders' equity:
Common stock	241,504	267,010
Retained earnings	64,110	34,208
Accumulated other comprehensive income	10,099	15,319

Total stockholders' equity	315,713	316,537

Total liabilities and stockholders' equity	$510,091	$530,914

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows
 (Unaudited)

Six months ended June 30,

2001

2000

In thousands

Operating Cash Flows:
Net income	$29,902	$16,434

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	8,378	9,857
Amortization of other assets	6,452	2,739
Gain on sale of property, plant, and equipment	-	(3,118)
Deferred taxes	229	156
Write-down of intangible assets	2,768	4,504
Changes in other long-term liabilities and minority interest	275	240
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	15,370	(12,535)
Prepaid expenses and other	(1,750)	(861)
Term receivables, long-term	2,373	2,003
Accounts payable and accrued liabilities	(26,166)	(13,412)
Income taxes payable	3,930	1,911
Deferred revenue	5,725	14,931

Net cash provided by operating activities	47,486	22,849
Investing Cash Flows:

Net purchases of short-term investments	(2,051)	(154)
Purchases of property, plant and equipment	(10,666)	(6,755)
Purchases of businesses and equity interests	-	(8,458)
Proceeds from sale of property, plant, and equipment	-	4,725

Net cash used in investing activities	(12,717)	(10,642)

Financing Cash Flows:
Proceeds from issuance of common stock	11,768	17,608
Repurchase of common stock	(37,274)	(41,534)
Repayment of notes payable	(1,000)	-

Net cash used in financing activities	(26,506)	(23,926)

Effect of exchange rate changes on cash and cash equivalents	(1,816)	(899)

Net change in cash and cash equivalents	6,447	(12,618)
Cash and cash equivalents at beginning of period	109,112	95,637

Cash and cash equivalents at end of period	$115,559	$83,019

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
Notes to Consolidated Financial Statements
(In thousands; Unaudited)

(1)	General - The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain reclassifications have been made in the accompanying financial statements for 2000 to conform with the 2001 presentation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Net Income Per Share – Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and potentially dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of the weighted-average number of employee stock options and common stock warrants outstanding, computed using the treasury stock method.

The following provides the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share amounts)	2001	2000	2001	2000

Net Income	$13,502	$5,997	$29,902	$16,434

Weighted average shares used to calculate basic income per share	64,068	63,400	64,308	63,876
Employee stock options	3,540	2,818	3,791	2,764
Warrants	188	36	203	8

Weighted average common and potential common shares used to calculate diluted net income per share	67,796	66,254	68,302	66,648

Basic income per share	$.21	$.09	$.46	$.26
Diluted income per share	$.20	$.09	$.44	$.25

Options to purchase 244 and 172 shares of common stock at June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the quarter.

(3)	Share Repurchases - Under the share repurchase program the board of directors authorizes the Company to repurchase shares in the open market. In the first six months of 2001, the Company repurchased 1,458 shares of common stock for an aggregate purchase price of $37,274 compared to 2,500 shares of common stock for an aggregate purchase price of $41,534 in the comparable period of 2000. Management considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(4)	Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:
	Six months ended June 30,	2001	2000

	Interest paid	$1,184	$586
	Income taxes paid, net of refunds	$3,123	$2,453

(5)	Comprehensive Income - The following provides a summary of comprehensive income:
	Six months ended June 30,	2001	2000

	Net income	$29,902	$16,434

	Change in accumulated translation adjustment	(4,370)	(2,200)
	Unrealized loss on investments reported at fair value	(167)	-
	Reclassification adjustment for investment gains
	included in net income	(933)	-
	Change in unrealized gain on derivative instruments	250	-

	Comprehensive income	$24,682	$14,234

(6)	Revenue Recognition - The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from license arrangements are recognized upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exits. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Product revenue from term or installment sales agreements which include either perpetual or term licenses are with the Company’s top-rated customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenue from subscription-type term license agreements, which typically include software, rights to future software products and services is deferred and recognized ratably over the term of the subscription period. Revenue from annual maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed.

(7)	Special Charges – During the first six months of 2001 the Company recorded special charges of $3,512. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations will be expended by the end of 2001. During the first six months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp.

(8)	Derivative Instruments and Hedging Activities – On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives are recognized as either assets or liabilities on the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. The Company had no transition adjustment upon adoption of SFAS No. 133.

The Company uses derivatives to partially offset its business exposure to currency risk. Forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk of future cash flows on certain forecasted revenues. Typically, the Company hedges portions of its forecasted currency exposure associated with revenues over a time horizon of three to six months.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for effectiveness quarterly. The effective portions of the net gains or losses on derivative instruments are reported as a component of other comprehensive income in stockholders’ equity. Other comprehensive income associated with hedges of foreign currency sales is reclassified into revenue in the same period as the related sale is recognized. Any residual changes in fair value of the instruments, including ineffectiveness and changes in fair value based on the differential between the spot and forward exchange rates, are recognized in current earnings in interest income and expense.

The Company recognized a net loss of $662 in revenue from derivative instruments designated as cash flow hedges of forecasted sales transactions during the six months ended June 30, 2001. As of June 30, 2001, the Company had a net unrealized gain associated with cash flow hedges of $250 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next six months. The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Six months ended June 30,	2001

Changes in fair value of derivatives	$(412)
Loss reclassified from other comprehensive income	662

Accumulated derivative gain	$250

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary. The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment. Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in interest income. For the six months ended June 30, 2001, the Company recorded a net favorable adjustment of $613 in accumulated translation adjustment for derivatives designated as net investment hedges.

(9)	Contingencies - See “Part II - Item 1. Legal Proceedings” for a description.

(10)	Segment Reporting -The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the telecommunications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North and South America (Americas), Europe, Japan and Pacific Rim, and through distributors where a direct sales presence is not warranted. The Company evaluates the performance of its geographic segments based on revenue and operating income (loss).

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special, and merger and acquisitions related charges. Reportable segment information is as follows:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues
Americas	$67,780	$62,428	$140,349	$124,334
Europe	47,853	42,738	91,959	82,519
Japan	26,078	25,029	55,908	45,195
Pacific Rim	7,781	7,857	15,778	14,138

Total	$149,492	$138,052	$303,994	$266,186

Operating income (loss)
Americas	$37,345	$32,584	$76,074	$65,755
Europe	27,650	18,888	49,689	36,878
Japan	15,487	13,387	31,498	24,564
Pacific Rim	5,543	5,041	10,145	8,970
Corporate	(69,372)	(60,068)	(130,583)	(112,686)

Total	$16,653	$9,832	$36,823	$23,481

(11)	Recent Accounting Pronouncements –In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". Under SFAS No. 141, business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. In-process research and development will continue to be written off immediately. Effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization. The Company is in the process of determining the impact of SFAS No. 142 on its financial position and results of operations.

(12)	Subsequent Event –On July 26, 2001, the Board of Directors authorized the Company to repurchase up to 3,250 shares of the Company’s common stock from time to time in the open market through December 31, 2002.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and six months ended June 30, 2001 totaled $82,235 and $168,711, respectively, representing an increase of $4,220 or 5% and $18,057 or 12% from the comparable periods of 2000.  The increase was attributable to software product revenue, offset by a decline in accelerated verification revenue.  The growth in software product revenue was primarily due to continued strength in the Physical Verification and FPGA product lines.  Accelerated verification revenues were weak as a result of the downturn in the semiconductor industry.

System and software gross margins were 92% and 91% for the second quarter and first six months of 2001, respectively, compared to 90% and 91% for the comparable periods of 2000.  Gross margin was favorably impacted in 2001 by an increase in mix towards higher margin software product revenue versus lower margin accelerated verification revenue.  Amortization of purchased technology to system and software cost of goods sold was $921 and $1,983 in the second quarter and first six months of 2001, respectively, compared to $380 and $1,259 in the comparable periods of 2000.  The increase in amortization of purchased technology is primarily attributable to acquisitions that occurred in the second half of 2000.

Service  and Support

Service and support revenues for the three and six months ended June 30, 2001 totaled $67,257 and $135,283, respectively, representing an increase of $7,220 or 12% and $19,751 or 17% from the comparable periods of 2000.  The increase compared to 2000 was primarily due to higher software support revenue attributable to continued success of software product offerings resulting in a larger installed base of customers and a higher rate of contract renewals.  This increase is partially offset by lower consulting revenue as a result of cuts in spending by the Company’s customers.

Service and support gross margins were 66% for the second quarter and first six months of 2001, compared to 64% and 63% for the comparable periods of 2000.  The increase in overall service and support gross margins is due to higher support revenues over a relatively constant cost structure.

Geographic Revenues Information

Americas revenues, including service and support revenues, increased 9% from the second quarter of 2000 to the second quarter of 2001 and increased 13% from the first six months of 2000 to the first six months of 2001.  Revenues outside the Americas represented 55% and 54% of total revenues in the second quarter and first six months of 2001, respectively, compared to 55% and 53% for comparable periods of 2000.  European revenues increased 12% and 11% in the second quarter and first six months of 2001, respectively, from the comparable periods of 2000.  The effects of exchange rate differences from the European currencies to the U.S. dollar negatively impacted European revenues by approximately 3% in the second quarter and first six months of 2001, from the comparable periods of 2000.  Exclusive of currency effects, higher revenue in Europe was primarily due to continued strength in software and support sales offset by a decline in accelerated verification sales.  Japanese revenues increased 4% and 24% in the second quarter and first six months of 2001, respectively, from the comparable periods of 2000.  The effects of exchange rate differences from the Japanese yen to the U.S. dollar negatively impacted Japanese revenues by approximately 17% and 15% in the second quarter and first six months of 2001, respectively.  Exclusive of currency effects, higher revenue in Japan for the quarter was attributable to growth in software sales.  Exclusive of currency effects, higher revenue in Japan for the first six months was attributable to growth in both software and accelerated verification sales.  Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $35,092 and $30,477 or 23% and 22% of revenues for the second quarters of 2001 and 2000, respectively and $67,732 and $59,806 or 22% of revenues for the first six months of 2001 and 2000, respectively.  Marketing and selling expenses totaled $49,385 and $48,902 or 33% and 35% of revenues for the second quarters of 2001 and 2000, respectively and $101,958 and $93,616 or 34% and 35% of revenues for the first six months of 2001 and 2000, respectively.  General and administration expenses totaled $13,855 and $12,182 or 9% of revenues for the second quarters of 2001 and 2000, respectively and $28,884 and $25,112 or 10% and 9% of revenues for the first six months of 2001 and 2000, respectively.  Amortization of intangibles totaled $2,210 and $741 or 1% of revenues for the second quarters of 2001 and 2000, respectively and $4,469 and $1,480 or 1% of revenues for the first six months of 2001 and 2000, respectively.  The increase in absolute dollars is primarily attributable to acquisitions in the second and fourth quarters of 2000, higher headcount required to support greater revenue and annual and competitive salary adjustments.

SPECIAL CHARGES

During the first six months of 2001 the Company recorded special charges of $3,512.  The charges consisted primarily of impairment in value of certain goodwill and purchased technology.  In addition, the Company incurred costs for employee terminations.  Substantially all costs associated with these terminations will be expended by the end of 2001.

During the first six months of 2000 the Company recorded special charges of $6,521.  The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp.

The Company is currently evaluating the performance of recent acquisitions where product sales to date have not met initial estimates.  At this time, the Company does not have sufficient evidence that this shortfall is permanent in nature.  The Company will continue to monitor performance of these acquisitions and evaluate the associated intangible assets for potential impairment.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $225 and $555 for the second quarter and first six months of 2001 compared to $(2,144) and $(2,412) for the second quarter and first six months of 2000.  Other income (expense) was positively impacted by lower legal costs associated with the ongoing patent litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., which totaled $2,013 and $5,159 in the second quarter and first six months of 2001, compared to $2,986 and $6,289 for comparable periods of 2000.  See “Part II - Item 1. Legal Proceedings” for further discussion.  Interest income was $3,244 and $6,454 in the second quarter and first six months of 2001, compared to $2,059 and $4,152 for comparable periods of 2000.  In addition, other income (expense) was favorably impacted by a foreign currency gain of $12 and $493 in the second quarter and first six months of 2001, compared to a $22 gain and $447 loss for the comparable periods of 2000.  These favorable variances were partially offset by the gain on the sale of a parcel of land adjacent to the Company’s headquarters of $3,118 during the first quarter of 2000.

PROVISION FOR INCOME TAXES

The provision for income taxes was $3,376 in the second quarter of 2001 compared to $1,691 in the second quarter of 2000.  The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates.  The provision for income taxes differs from tax computed at the federal statutory income tax rate due to earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carryforwards and foreign tax credits, offset by the impact of nondeductible charges mostly related to acquisitions.

Under Statement of Financial Accounting Standard (SFAS) No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, the Company has provided a valuation allowance against certain foreign tax credit carryforwards, net operating loss carryforwards and the future amortization of certain assets.  The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

Foreign currency translation adjustment, which is a component of accumulated translation adjustment reported in the stockholders’ equity section of the Consolidated Balance Sheets decreased to $9,849 at June 31, 2001, from $14,219 at the end of 2000.  This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 2000 as a result of a stronger U.S. dollar as of June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 2001 were $149,520 compared to $141,872 at the end of 2000.  Cash provided by operations was $47,486 in the first six months of 2001, compared to $22,849 during the same period of 2000.  During the first six months of 2001, operating cash was positively impacted by net income from operations of $29,902 compared to $16,434 during the same period of 2000.  Cash used by investing activities, excluding short-term investments, was $10,666 in the first six months of 2001, compared to $10,488 in the same period of 2000.  Investing activities in 2001 consisted of capital expenditures.  Investing activities in 2000 included capital expenditures and purchase of Descon Informationssysteme GmbH & Co. and Escalade Corp. for $8,458, offset by sale of land adjacent to the Company’s Wilsonville headquarters to a third party for $4,725.  Cash used by financing activities was $26,506 in the first six months of 2001, compared to $23,926 in the same period of 2000.  Financing activities in 2001 included a repurchase of 1,458 shares of common stock for $37,274.  Financing activities in 2000 included a repurchase of 2,500 shares of common stock for $41,534.  These financing outflows were offset by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $11,768 and $17,608 in 2001 and 2000, respectively.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $138,830 at June 30, 2001 from $156,269 at December 31, 2000.  Excluding the current portion of term receivables of $56,870 and $60,170, average days sales outstanding were 49 days and 48 days at June 30, 2001 and December 31, 2000, respectively.  Average days sales outstanding in total trade accounts receivable increased from 77 days at the end of 2000 to 84 days at the end of the second quarter of 2001.  The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three-year) contract sales in the second quarter of 2001 compared to the fourth quarter of 2000.  In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable.  In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue.  In addition, the Company sold short-term accounts receivable of $12,153 and $10,317 to a financing institution on a non-recourse basis in the second quarter of 2001 and the fourth quarter of 2000, respectively.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $2,010 from December 31, 2000 to June 30, 2001.  This increase was primarily due to higher accelerated verification systems inventory, which is expected to ship in 2001.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $30,704 at June 30, 2001 compared to $33,528 at December 31, 2000.  Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term.  The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services.  The decrease is due to run-off of balances on older term agreements partially offset by new term agreements.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $20,974 from December 31, 2000 to June 30, 2001.  The decrease was primarily due to payments of the 2000 annual and fourth quarter incentive compensation.

DEFERRED REVENUE

Deferred revenue increased $4,726 from December 31, 2000 to June 30, 2001.  The increase was primarily a result of annual support renewals in the first quarter of 2001, partially offset by amortization over the maintenance period.

CAPITAL RESOURCES

Total capital expenditures were $10,666 through June 30, 2001, compared to $6,755 for the same period of 2000.  Expenditures in the first six months of 2001 and 2000 did not include any individually significant projects.  The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

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

The Company’s business is linked to the health of the U.S. and international economies.  The growth of the U.S. economy has significantly slowed, and some analysts believe the U.S. economy will experience a recession.  The weakness of the U.S. and world economy is having an adverse effect on the timing and receipt of orders and revenue.

The Company’s business is largely dependent upon the success and growth of the electronics and telecommunications equipment industries.  From time to time, companies within these industries cut costs through employee layoffs and reductions in the number of electronic design projects that could reduce demand for the Company’s products and services.  As in prior quarters, several of the Company’s largest customers continue to announce lower revenue and profit expectations.  Such projections may result in lower R&D spending which may include less consulting services and additionally lower capital expenditures for EDA software.  In addition, demand for the Company’s products and services may be affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.  The above business challenges for the electronics and related industries may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s Meta Division is in the hardware development and assembly business.  Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing distribution and shipment processes, managing inventory and related obsolescence issues, and developing processes to deliver customer support for hardware.  In addition, the Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents.  See “Part II–Item 1. Legal Proceedings” for further discussion.  The Company has been prohibited from using, selling or marketing its SimExpress emulation products in the United States.  While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue.  These actions could adversely effect the Company’s ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined.  This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company’s results of operations.

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

Acquisitions of complementary businesses are a part of the Company’s overall business strategy.  These businesses may not perform as projected which could result in impairment of acquisition related intangible assets.  Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls, and integration of information systems.  Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products.  All of these factors can impair the Company’s ability to forecast, to meet quarterly revenue and earnings targets and to effectively manage the business for long-term growth.  There can be no assurance that these challenges will be effectively met.

The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers’ needs.  There can be no assurance that the Company can continue to recruit and retain such personnel.  In particular, certain qualified technology personnel are in demand, and competition to recruit and retain them is strong.

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

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro for the participating countries is January 1, 1999 through January 1, 2002, and by July 1, 2002, all national currencies for the participating countries will be replaced by the Euro.  The Company conducts business in many of these countries and is in the process of evaluating Euro-related issues including pricing/marketing strategy, conversion of information technology systems and existing contracts.  The Euro conversion may affect cross-border competition by creating cross-border price transparency.  The Company will continue to evaluate issues involving introduction of the Euro.  There can be no assurance that the Euro conversion will not have a material adverse impact on the Company’s consolidated results of operations.

The Company is involved in various administrative matters and litigation.  There can be no assurance that they will not have a material adverse impact on the Company’s consolidated financial position or results of operations.  In particular, as patents have become increasingly significant in the EDA industry, the Company is exposed to increased risk of involvement in very costly and time consuming patent infringement litigation, either as plaintiff or defendant.  For example, see “Part II–Item 1. Legal Proceedings”.  The pending litigation and any future litigation may result in substantial unanticipated legal costs and divert the efforts of management personnel.

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

The table below presents the carrying value and related weighted-average interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2001. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Interest Rate

Cash equivalents – fixed rate	$60,087	3.98%
Short-term investments – fixed rate	33,891	4.81%

Total interest bearing instruments	$93,978	4.28%

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries.  These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates.  The Company currently has foreign currency options outstanding to sell Japanese yen over the next six months with contract values totaling approximately $23,387 at average contract exchange rates of approximately JPY 124.00.  The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these option contracts was approximately zero at June 30, 2001.

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities.  The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months.  The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these forward contracts was approximately zero at June 30, 2001.

The Company also enters into forward contracts to offset the translation and economic exposure on a portion of the Company's net investment in its Japanese subsidiary.  The Company entered into a contract to sell 735.7 million Japanese yen that will guarantee the Company $6,473 at the contract expiration.  Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders' equity section of the consolidated balance sheet.  The result is a partial offset of the effect of Japanese currency changes on stockholders' equity during the contract term.  The difference between the recorded value and the fair value of the Company's foreign exchange position related to this contract was approximately zero at June 30, 2001.

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

The following table provides information about the Company’s foreign exchange forward contracts at June 30, 2001.  Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at June 30, 2001.  The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts	Amount	Contract Rate

Japanese yen	$40,484	$114.78
Euro	17,762	0.85
British pound	7,814	1.41
Swedish krona	2,584	10.60
Swiss franc	839	1.77
Other	2,060	-

The unrealized gain (loss) on the outstanding forward contracts at June 30, 2001, was not material to the Company’s consolidated financial statements.  The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

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

In March 2000, the Company filed a misappropriation of trade secret case in U.S. District Court in San Francisco.  This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn's evaluation of Meta's technology in connection with a possible acquisition of Meta in 1994 and 1995.  The Company also alleges that Quickturn filed a U.S. patent application claiming technology Quickturn learned from Meta in the same period.  The Company asks the court to correct the inventorship of the resulting U.S. patent.  This case has been consolidated with the Mercury lawsuit for purposes of discovery and scheduling.  In September 2000, the Company filed suit against Quickturn and Cadence alleging infringement of an additional patent.  The Company requested a preliminary injunction hearing prohibiting sales of the Quickturn’s Mercury Plus product in the U.S.  A hearing on the preliminary injunction occurred in April 2001.  The court has not yet rendered its decision.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business.  These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters.

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 Annual  Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 10, 2001 at the Company’s offices in Wilsonville, Oregon to consider and vote upon a proposal to elect directors and a proposal to amend the Company's 1987 Non-Employee Directors’ Stock Option Plan to increase the number of shares covered by automatic option grants and to make certain other changes.  The voting to elect directors occurred on May 10, 2001 and the nominees for directors listed below were elected directors of the Company by the following vote.

Election of Directors	For	Withheld

Marsha B. Congdon	57,357,635	448,638
James R. Fiebiger	57,357,635	448,638
Gregory K. Hinckley	57,357,635	448,638
David A. Hodges	57,357,635	448,638
Kevin C, McDonough	57,357,635	448,638
Walden C. Rhines	57,357,635	448,638
Fontaine K. Richardson	57,357,635	448,638

The meeting was adjourned and then reconvened on May 24, 2001, at which time voting on the proposal to amend the 1987 Plan was completed.  A total of 25,448,108 shares were voted in favor of the proposal, 24,345,894 shares were voted against the proposal, 186,916 shares abstained and there were 7,878,915 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
10. D. 1987 Non-Employee Directors’ Stock Option Plan.

(b) Reports on Form 8-K
On June 27, 2001, the Company filed a current report on Form 8-K to report under Item 4 the change in the Company’s certifying accountants, from KPMG LLP to Arthur Andersen LLP, effective June 22, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001.	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ Gregory K. Hinckley

President