Form 10-Q
period 2001-09-30
MENTOR GRAPHICS CORP
filed 2001-11-13
CIK 701811

[TABLE OF CONTENTS]

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001.	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0786033 (IRS Employer Identification No.)

8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (503) 685-7000

NO CHANGE
Former name, and former
fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, no par value, outstanding as of November 1, 2001: 64,485,149

MENTOR GRAPHICS CORPORATION
2
[RETURN TO TABLE OF CONTENTS]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Graphics Corporation
 Condensed Consolidated Statements of Operations
(Unaudited)

Three months ended September 30,	2001	2000

In thousands, except per share data

Revenues:
System and software	$65,071	$79,555
Service and support	65,971	62,383

Total revenues	131,042	141,938

Cost of revenues:
System and software	7,831	7,057
Service and support	21,041	21,643

Total cost of revenues	28,872	28,700

Gross margin	102,170	113,238

Operating expenses:
Research and development	34,181	31,435
Marketing and selling	44,423	49,487
General and administration	13,030	12,705
Amortization of intangibles	2,205	743

Total operating expenses	93,839	94,370

Operating income	8,331	18,868
Other income (expense), net	(791)	159

Income before income taxes	7,540	19,027
Income tax expense	1,508	4,186

Net income	$6,032	$14,841

Net income per share:
Basic	$.09	$.23

Diluted	$.09	$.22

Weighted average number of shares outstanding:
Basic	64,511	64,202

Diluted	66,610	67,651

See accompanying notes to unaudited condensed consolidated financial statements.

3
[RETURN TO TABLE OF CONTENTS]

Mentor Graphics Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

Nine months ended September 30,	2001	2000

In thousands, except per share data

Revenues:
System and software	$233,782	$230,209
Service and support	201,254	177,915

Total revenues	435,036	408,124

Cost of revenues:
System and software	22,448	19,904
Service and support	67,040	64,966

Total cost of revenues	89,488	84,870

Gross profit	345,548	323,254

Operating expenses:
Research and development	101,913	91,241
Marketing and selling	146,381	143,103
General and administration	41,914	37,817
Amortization of intangibles	6,674	2,223
Special charges	3,512	6,521

Total operating expenses	300,394	280,905

Operating income	45,154	42,349
Other expense, net	(236)	(2,253)

Income before income taxes	44,918	40,096
Income tax expense	8,984	8,821

Net income	$35,934	$31,275

Net income per share:
Basic	$.56	$.49

Diluted	$.53	$.47

Weighted average number of shares outstanding:
Basic	64,387	63,998

Diluted	67,810	67,104

See accompanying notes to unaudited condensed consolidated financial statements.

4
[RETURN TO TABLE OF CONTENTS]

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30, 2001	As of December 31, 2000

In thousands

Assets
Current assets:
Cash and cash equivalents	$139,241	$109,112
Short-term investments	25,653	32,760
Trade accounts receivable, net	123,523	156,269
Prepaid expenses and other	29,177	27,323
Deferred income taxes	12,463	11,678

Total current assets	330,057	337,142

Property, plant and equipment, net	83,485	82,560
Term receivables, long-term	32,030	33,528
Intangible assets, net	42,667	56,593
Other assets, net	21,456	21,091

Total assets	$509,695	$530,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,189	$10,927
Income taxes payable	34,669	30,340
Accrued payroll and related liabilities	37,266	58,062
Accrued liabilities	24,579	36,568
Deferred revenue	67,145	68,550

Total current liabilities	174,848	204,447

Notes payable	5,100	6,100
Other long-term deferrals	1,125	1,147

Total liabilities	181,073	211,694

Minority interest	2,956	2,683

Stockholders’ equity:
Common stock	243,411	267,010
Retained earnings	70,141	34,208
Accumulated other comprehensive income	12,114	15,319

Total stockholders’ equity	325,666	316,537

Total liabilities and stockholders’ equity	$509,695	$530,914

See accompanying notes to unaudited condensed consolidated financial statements.

5
[RETURN TO TABLE OF CONTENTS]

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended September 30,	2001	2000

In thousands

Operating Cash Flows:
Net income	$35,934	$31,275

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	13,659	14,429
Amortization of other assets	9,452	4,236
Gain on sale of property, plant, and equipment	—	(3,118)
Deferred taxes	(783)	232
Write-down of intangible assets	2,768	4,504
Changes in other long-term liabilities and minority interest	257	737
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	31,853	(8,019)
Prepaid expenses and other	(1,658)	(5,445)
Term receivables, long-term	1,289	6,068
Accounts payable and accrued liabilities	(31,996)	(10,058)
Income taxes payable	4,521	5,352
Deferred revenue	(1,005)	13,783

Net cash provided by operating activities	64,291	53,976

Investing Cash Flows:
Net maturities of short-term investments	5,760	3,170
Purchases of property, plant and equipment	(14,584)	(12,881)
Purchases of businesses and equity interests	—	(8,458)
Proceeds from sale of property, plant, and equipment	—	4,725

Net cash used in investing activities	(8,824)	(13,444)

Financing Cash Flows:
Proceeds from issuance of common stock	16,060	22,122
Repurchase of common stock	(39,659)	(41,534)
Repayment of notes payable	(1,000)	—

Net cash used in financing activities	(24,599)	(19,412)

Effect of exchange rate changes on cash and cash equivalents	(739)	(1,606)

Net change in cash and cash equivalents	30,129	19,514
Cash and cash equivalents at beginning of period	109,112	95,637

Cash and cash equivalents at end of period	$139,241	$115,151

See accompanying notes to unaudited condensed consolidated financial statements.

6
[RETURN TO TABLE OF CONTENTS]

MENTOR GRAPHICS CORPORATION
 Notes to Condensed Consolidated Financial Statements
(In thousands; Unaudited)

(1)

General - The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain reclassifications have been made in the accompanying financial statements for 2000 to conform with the 2001 presentation.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The following provides the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except per share amounts)	2001	2000	2001	2000

Net Income	$6,032	$14,841	$35,934	$31,275

Weighted average shares used to calculate basic income per share	64,511	64,202	64,387	63,998
Employee stock options	2,040	3,321	3,256	3,050
Warrants	59	128	167	56

Weighted average common and potential common shares used to calculate diluted net income per share	66,610	67,651	67,810	67,104

Basic income per share	$.09	$.23	$.56	$.49
Diluted income per share	$.09	$.22	$.53	$.47

Options to purchase 4,232 and 0 shares of common stock for the three month periods ended September 30, 2001 and 2000, respectively, and 559 and 107 for the nine month period ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

(3)

Share Repurchases - The board of directors has authorized the Company to repurchase shares in the open market. In the first nine months of 2001, the Company repurchased 1,621 shares of common stock for an aggregate purchase price of $39,659 compared to 2,500 shares of common stock for an aggregate purchase price of $41,534 in the comparable period of 2000. Management considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

7
[RETURN TO TABLE OF CONTENTS]

(4)	Supplemental Disclosures of Cash Flow Information - The following provides additional information concerning cash flow activities:

Nine months ended September 30,	2001	2000

Interest paid	$1,207	$713

Income taxes paid, net of refunds	$$5,992	$5,325

(5)	Comprehensive Income - The following provides a summary of comprehensive income:

Nine months ended September 30,	2001	2000

Net income	$35,934	$31,275
Change in accumulated translation adjustment	(1,858)	(4,246)
Unrealized gain on investments reported at fair value	614	—
Reclassification adjustment for investment gains
Included in net income	(933)	—
Change in unrealized loss on derivative instruments	(1,028)	—

Comprehensive income	$32,729	$27,029

(6)

Revenue Recognition - The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Revenue from license arrangements are recognized upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exits. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Product revenue from term or installment sales agreements which include either perpetual or term licenses are with the Company’s top-rated customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. Revenue from subscription-type term license agreements, which typically include software, rights to future software products and services is deferred and recognized ratably over the term of the subscription period. Revenue from annual maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed.

(7)

Special Charges – During the first nine months of 2001 the Company recorded special charges of $3,512. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations will be expended by the end of 2001. Costs expended did not differ significantly from amounts accrued.

During the first nine months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp. Costs expended did not differ significantly from amounts accrued.

(8)	Derivative Instruments and Hedging Activities – On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging

8
[RETURN TO TABLE OF CONTENTS]

Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives are recognized as either assets or liabilities on the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. The Company had no transition adjustment upon adoption of SFAS No. 133.

The Company uses derivatives to partially offset its business exposure to currency risk. Forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk of future cash flows on certain forecasted revenues. Typically, the Company hedges portions of its forecasted currency exposure associated with revenues over a time horizon of one year.

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

The Company recognized a net loss of $739 in revenue from derivative instruments designated as cash flow hedges of forecasted sales transactions during the nine months ended September 30, 2001. As of September 30, 2001, the Company had a net unrealized loss associated with cash flow hedges of $1,028 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next year. The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Nine months ended September 30,	2001

Changes in fair value of derivatives	$(1,767)
Loss reclassified from other comprehensive income	739

Accumulated derivative loss	$(1,028)

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary. The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment. Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in interest income. For the nine months ended September 30, 2001, the Company recorded a net favorable adjustment of $367 in accumulated translation adjustment for derivatives designated as net investment hedges.

(9)	Contingencies - See "Part II - Item 1. Legal Proceedings" for a description.

(10)

Segment Reporting -The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the telecommunications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct

9
[RETURN TO TABLE OF CONTENTS]

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special, and merger and acquisitions related charges. Reportable segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Revenues
Americas	$60,730	$72,943	$201,079	$197,277
Europe	39,157	36,768	131,116	119,287
Japan	22,908	25,143	78,816	70,338
Pacific Rim	8,247	7,084	24,025	21,222

Total	$131,042	$141,938	$435,036	$408,124

Operating income (loss)
Americas	$32,386	$38,906	$108,460	$104,662
Europe	21,370	17,348	71,059	54,226
Japan	13,529	14,282	45,027	38,846
Pacific Rim	5,578	5,078	15,723	14,048
Corporate	(64,532)	(56,746)	(195,115)	(169,433)

Total	$8,331	$18,868	$45,154	$42,349

(11)

Recent Accounting Pronouncements –In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.’s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." Under SFAS No. 141, business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. In-process research and development will continue to be written off immediately. Effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization. The Company is in the process of determining the impact of SFAS No. 142 on its financial position and results of operations.

In June and August 2001, the FASB issued SFAS No.’s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 144 retains SFAS No. 121’s ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of") fundamental provisions for the: 1) recognition and measurement of impairment of long-lived assets to be held and used; and 2) measurement of long-lived asses to be disposed of by sale. The Company does not believe that SFAS No. 143 or No. 144 will have a material impact on its financial position or results of operations.

10
[RETURN TO TABLE OF CONTENTS]

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and nine months ended September 30, 2001 totaled $65,071 and $233,782, respectively, which represents a decrease of $14,484 or 18% and an increase of $3,573 or 2% from the comparable periods of 2000. The third quarter decrease was attributable to a decline in software product revenue as a result of the downturn in the economy. The year to date increase was attributable to software product revenue, offset by a decline in accelerated verification revenue. The growth in software product revenue was primarily due to strength in the Physical Verification product line. Accelerated verification revenues were weak as a result of the downturn in the semiconductor industry.

System and software gross margins were 88% and 90% for the third quarter and first nine months of 2001, respectively, compared to 91% for the comparable periods of 2000. Gross margin was unfavorably impacted in 2001 by a write-down of accelerated verification inventory in the third quarter. This was offset by higher software product gross margin as a result of lower product sales for which royalties were paid. Amortization of purchased technology to system and software cost of goods sold was $795 and $2,778 in the third quarter and first nine months of 2001, respectively, compared to $754 and $2,013 in the comparable periods of 2000. The increase in amortization of purchased technology is primarily attributable to acquisitions that occurred in the second half of 2000.

Service and Support

Service and support revenues for the three and nine months ended September 30, 2001 totaled $65,971 and $201,254, respectively, representing an increase of $3,588 or 6% and $23,339 or 13% from the comparable periods of 2000. The increase compared to 2000 was primarily due to higher software support revenue attributable to continued success of software product offerings resulting in a larger installed base of customers and a higher rate of contract renewals. This increase is partially offset by lower consulting revenue as a result of cuts in spending by the Company’s customers due to the downturn in the economy.

Service and support gross margins were 68% and 67% for the third quarter and first nine months of 2001, respectively, compared to 65% and 63% for the comparable periods of 2000. The increase in overall service and support gross margins is due to higher support revenues over a relatively constant cost structure. This increase is partially offset by lower consulting gross margin as a result of lower consulting revenue.

Geographic Revenues Information

Americas revenues, including service and support revenues, decreased 17% from the third quarter of 2000 to the third quarter of 2001 and increased 2% from the first nine months of 2000 to the first nine months of 2001. Lower revenue in the Americas for the quarter was attributable to decline in software sales. Revenues outside the Americas represented 54% of total revenues in the third quarter and first nine months of 2001, compared to 49% and 52%, respectively, for comparable periods of 2000. European revenues increased 6% and 10% in the third quarter and first nine months of 2001, respectively, from the comparable periods of 2000. The effects of exchange rate differences from the European currencies to the U.S. dollar negatively impacted European revenues by approximately 3% in the third quarter and first nine months of 2001, from the comparable periods of 2000.

11
[RETURN TO TABLE OF CONTENTS]

Exclusive of currency effects, higher revenue in Europe was primarily due to continued strength in software and support sales offset by a decline in accelerated verification sales. Japanese revenues decreased 9% and increased 12% in the third quarter and first nine months of 2001, respectively, from the comparable periods of 2000. The effects of exchange rate differences from the Japanese yen to the U.S. dollar negatively impacted Japanese revenues by approximately 13% and 14% in the third quarter and first nine months of 2001, respectively. Exclusive of currency effects, lower revenue in Japan for the quarter was attributable to decline in software sales, offset by growth in accelerated verification sales. Exclusive of currency effects, higher revenue in Japan for the first nine months was attributable to growth in both accelerated verification and software support sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $34,181 and $31,435 or 26% and 22% of revenues for the third quarters of 2001 and 2000, respectively and $101,913 and $91,241 or 23% and 22% of revenues for the first nine months of 2001 and 2000, respectively. Marketing and selling expenses totaled $44,423 and $49,487 or 34% and 35% of revenues for the third quarters of 2001 and 2000, respectively and $146,381 and $143,103 or 34% and 35% of revenues for the first nine months of 2001 and 2000, respectively. General and administration expenses totaled $13,030 and $12,705 or 10% and 9% of revenues for the third quarters of 2001 and 2000, respectively and $41,914 and $37,817 or 10% and 9% of revenues for the first nine months of 2001 and 2000, respectively. Amortization of intangibles totaled $2,205 and $743 or 2% and 1% of revenues for the third quarters of 2001 and 2000, respectively and $6,674 and $2,223 or 2% and 1% of revenues for the first nine months of 2001 and 2000, respectively. The increase in absolute dollars for the first nine months is primarily attributable to acquisitions in the second and fourth quarters of 2000, higher headcount and annual and competitive salary adjustments. This is offset in part by a decrease in variable incentive compensation and the impact of expense controls.

SPECIAL CHARGES

During the first nine months of 2001 the Company recorded special charges of $3,512. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations will be expended by the end of 2001.

During the first nine months of 2000 the Company recorded special charges of $6,521. The charges consisted of costs attributable to two acquisitions accounted for as purchases and impairment in value of certain goodwill and purchased technology. In addition, the Company incurred certain costs for employee terminations, including terminations resulting from the acquisition of Escalade Corp.

The Company continues to evaluate the performance of recent acquisitions where product sales to date have not met initial estimates. At this time, the Company does not have sufficient evidence that this shortfall is permanent in nature. The Company will continue to monitor performance of these acquisitions and evaluate the associated intangible assets for potential impairment.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $(791) and $(236) for the third quarter and first nine months of 2001 compared to $159 and $(2,253) for the third quarter and first nine months of 2000. Other income (expense) was positively impacted in the first nine months by lower legal costs associated with the ongoing patent litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc. Legal costs totaled $1,649 and $6,808 in the third quarter and first nine months of 2001, compared to $1,371 and $7,620 for comparable periods of 2000. See "Part II - Item 1. Legal Proceedings" for further discussion. Interest income was $2,885 and $9,339 in the third quarter and first nine months of 2001, compared to $2,806 and $6,958 for comparable periods of 2000. Interest expense was $908 and $1,806 in the third quarter and first nine months of 2001, compared to $465 and $1,396 for the comparable periods

12
[RETURN TO TABLE OF CONTENTS]

of 2000. In addition, other income (expense) was favorably impacted by a foreign currency gain of $91 and $584 in the third quarter and first nine months of 2001, compared to a $336 gain and $111 loss for the comparable periods of 2000. These net favorable variances in the first nine months were partially offset by the gain on the sale of a parcel of land adjacent to the Company’s headquarters of $3,118 during the first quarter of 2000.

PROVISION FOR INCOME TAXES

The provision for income taxes was $1,508 in the third quarter of 2001 compared to $4,186 in the third quarter of 2000. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to earnings permanently reinvested in offshore operations, the realized benefit of net operating loss carryforwards and foreign tax credits, offset by the impact of nondeductible charges mostly related to acquisitions.

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

Foreign currency translation adjustment, which is a component of accumulated translation adjustment reported in the stockholders’ equity section of the Condensed Consolidated Balance Sheets decreased to $12,361 at September 31, 2001, from $14,219 at the end of 2000. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 2000 as a result of a stronger U.S. dollar as of September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 2001 were $164,894 compared to $141,872 at the end of 2000. Cash provided by operations was $64,291 in the first nine months of 2001, compared to $53,976 during the same period of 2000. During the first nine months of 2001, operating cash was positively impacted by net income from operations of $35,934 compared to $31,275 during the same period of 2000. Cash used by investing activities, excluding short-term investments, was $14,584 in the first nine months of 2001, compared to $16,614 in the same period of 2000. Investing activities in 2001 consisted of capital expenditures. Investing activities in 2000 included capital expenditures and purchase of Descon Informationssysteme GmbH & Co. and Escalade Corp. for $8,458, offset by sale of land adjacent to the Company’s Wilsonville headquarters to a third party for $4,725. Cash used by financing activities was $24,599 in the first nine months of 2001, compared to $19,412 in the same period of 2000. Financing activities included a repurchase of 1,621 shares of common stock for $39,659 in 2001 and repurchase of 2,500 shares of common stock for $41,534 in 2000. These financing outflows were offset by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $16,060 and $22,122 in 2001 and 2000, respectively.

13
[RETURN TO TABLE OF CONTENTS]

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable decreased to $123,523 at September 30, 2001 from $156,269 at December 31, 2000. Excluding the current portion of term receivables of $50,888 and $60,170, average days sales outstanding were 50 days and 48 days at September 30, 2001 and December 31, 2000, respectively. Average days sales outstanding in total trade accounts receivable increased from 77 days at the end of 2000 to 85 days at the end of the third quarter of 2001. The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three-year) contract sales in the third quarter of 2001 compared to the fourth quarter of 2000. In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. In addition, the Company sold short-term accounts receivable of $10,267 and $10,317 to a financing institution on a non-recourse basis in the third quarter of 2001 and the fourth quarter of 2000, respectively.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $1,854 from December 31, 2000 to September 30, 2001. This increase was primarily due to higher accelerated verification systems inventory that is expected to ship within six months.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $32,030 at September 30, 2001 from $33,528 at December 31, 2000. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease is due to run-off of balances on older term agreements partially offset by new term agreements.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $20,796 from December 31, 2000 to September 30, 2001. The decrease was primarily due to payments of the 2000 annual and fourth quarter incentive compensation.

DEFERRED REVENUE

Deferred revenue decreased $1,405 from December 31, 2000 to September 30, 2001. The decrease was primarily a result of amortization over the maintenance period, partially offset by annual support renewals in 2001.

CAPITAL RESOURCES

Total capital expenditures were $14,854 through September 30, 2001, compared to $12,881 for the same period of 2000. Expenditures in the first nine months of 2001 and 2000 did not include any individually significant projects. The Company anticipates that current cash balances, anticipated cash flows from operating activities, and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words "believes," "expects," and words of similar import, constitute forward-looking

14
[RETURN TO TABLE OF CONTENTS]

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

The Company’s business is linked to the health of the U.S. and international economies. The growth of the U.S. economy has significantly slowed, and some analysts believe the U.S. economy is currently experiencing a recession. The recent terrorist attacks in New York and Washington may also have an adverse affect on the economy, at least in the near term. Weakness of the U.S. and international economies may continue to have an adverse effect on the timing and receipt of orders and revenue.

The Company’s business is largely dependent upon the success and growth of the semiconductor, electronics and telecommunications equipment industries. Significant reduction in capital spending in these industries caused by worsening economic conditions may continue to result in decreased revenues and earnings. The Company’s revenues are dependent on the level of technology capital spending, which include expenditures for EDA software and other consulting services, in the United States and international economies. A number of telecommunications companies have recently filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, business will continue to be adversely affected. In addition, demand for the Company’s products and services may be affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company’s financial condition and results of operations.

The Company competes in the highly competitive and dynamic EDA industry. The Company’s success is dependent upon its ability to develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. Additionally, newer pricing and selling models in the industry, including the use of fixed term licenses and subscription transactions versus traditional perpetual licenses further complicate the Company’s ability to effectively price and package large multi-element contracts that are competitive and profitable.

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

The Company’s revenue is affected by the mix of licenses entered into in connection with the sale of software products. The Company’s software licenses fall into three categories: perpetual, fixed-term, and subscription. With perpetual and fixed-term licenses, software product revenue is recognized at the beginning of the license period, while with subscription licenses, software product revenue is recognized ratably over the license period. Accordingly, a shift in the license mix toward increased subscription licenses would result in increased deferral of software product revenue to future periods and would decrease current revenue possibly resulting in the Company not meeting revenue projections.

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

15
[RETURN TO TABLE OF CONTENTS]

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

The Company’s Meta Division is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing distribution and shipment processes, managing inventory and related obsolescence issues, and developing processes to deliver customer support for hardware. On occasion, the Company will commit to purchase component parts from their suppliers based on sales forecasts of Meta products. If the Company cannot change or be released from these non-cancelable purchase commitments, significant costs related to the purchase of unusable components could be incurred. Additionally, a delay in production of the components or inaccurately predicting orders in advance of actual customer orders could adversely affect the Company’s results of operations. In addition, the Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See "Part II–Item 1. Legal Proceedings" for further discussion. The Company has been prohibited from using, selling or marketing its first generation SimExpress emulation products in the United States. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue outside of the U.S. These actions could adversely effect the Company’s ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company’s results of operations.

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

16
[RETURN TO TABLE OF CONTENTS]

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

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro for the participating countries is January 1, 1999 through January 1, 2002, and by July 1, 2002, all national currencies for the participating countries will be replaced by the Euro. The Company conducts business in many of these countries and is in the process of evaluating Euro-related issues including pricing/marketing strategy, conversion of information technology systems and existing contracts. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company will continue to evaluate issues involving introduction of the Euro. There can be no assurance that the Euro conversion will not have a material adverse impact on the Company’s consolidated results of operations.

The Company is involved in various administrative matters and litigation. There can be no assurance that they will not have a material adverse impact on the Company’s consolidated financial position or results of operations. In particular, as patents have become increasingly significant in the EDA industry, the Company is exposed to increased risk of involvement in very costly and time consuming patent infringement litigation, either as plaintiff or defendant. For example, see "Part II–Item 1. Legal Proceedings". The pending litigation and any future litigation may result in injunctions against future product sales, substantial unanticipated legal costs and divert the efforts of management personnel.

The Company’s stock price, like that of other technology companies, can be volatile. For example, the stock price can be affected by many factors such as quarterly increases or decreases in earnings, speculation in the investment community about the Company’s financial condition or results of operations and changes in revenue or earnings estimates, announcements of new products, technological developments, alliances, acquisitions or divestitures by the Company or its competitors. In addition, general macro economic and market conditions unrelated to performance may also affect the Company’s stock price.

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

17
[RETURN TO TABLE OF CONTENTS]

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

The table below presents the carrying value and related weighted-average interest rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2001. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Interest Rate

Cash equivalents – fixed rate	$86,585	3.24%
Short-term investments – fixed rate	22,282	4.69%

Total interest bearing instruments	$$108,867	3.54%

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The Company currently has foreign currency options outstanding to sell Japanese yen over the next year with contract values totaling approximately $58,896 at average contract exchange rates of approximately JPY 127.00. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these option contracts was approximately zero at September 30, 2001.

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these forward contracts was approximately zero at September 30, 2001.

The Company also enters into forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. The Company entered into a contract to sell 735.7 million Japanese yen that will guarantee the Company $6,473 at the contract expiration. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to this contract was approximately zero at September 30, 2001.

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

18
[RETURN TO TABLE OF CONTENTS]

The following table provides information about the Company’s foreign exchange forward contracts at September 30, 2001. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at September 30, 2001. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts	Amount	Contract Rate

Japanese yen	$64,834	$114.41
British pound	11,129	0.68
Euro	4,520	1.10
Swedish krona	1,688	10.55
Swiss franc	1,635	1.62
Danish krone	1,052	8.08
Other	2,188	—

The unrealized gain (loss) on the outstanding forward contracts at September 30, 2001, was not material to the Company’s condensed consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Set forth below is the current status of the Company’s litigation with Cadence Design Systems, Inc. (Cadence) and its Quickturn emulation division.

In October 1997, Quickturn filed an action against the Company’s German subsidiary in a German District Court alleging infringement by the Company’s first generation SimExpress emulation hardware product of a European patent. The German court ruled in April 1999 that the Company’s German subsidiary’s sales of SimExpress violated a European patent owned by Quickturn and awarded unspecified damages. In February 2001, the Federal Patent Court in Germany ruled that the Quickturn patent, which was the subject of the action against SimExpress in Germany, is null and void in Germany. The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of a European patent. There have been no rulings by the French court regarding the merits of this case to date.

In February 1998, Meta filed a patent infringement action against Quickturn in the U.S. District Court for the Northern District of California in San Francisco, California. The complaint, based on a patent licensed by Aptix Corporation of San Jose, California (Aptix) to the Company and Meta and which Meta obtained a right to enforce, sought damages for infringement as a result of Quickturn’s manufacture and sale of certain emulation equipment. Meta was joined in the suit by Aptix. In June 2000, the court granted a motion brought by Quickturn to dismiss the case on the ground that Aptix’s CEO falsified and destroyed evidence during the litigation. Due to Dr. Mohsen’s misconduct, the court found the Aptix patent to be unenforceable by anyone, including Meta. The court specifically made no findings that either Meta or the Company engaged in any misconduct. The court ordered Aptix to pay Quickturn certain of its attorneys’ fees and expenses. No sanctions were awarded against Meta or the Company. Meta has appealed the court’s decision, and the Company has filed suit against Aptix for fraud and other claims arising out of the actions of Aptix. The Company’s lawsuit against Aptix has been stayed, except for certain discovery matters, pending resolution of the appeal of the decision that the Aptix patent is unenforceable.

19
[RETURN TO TABLE OF CONTENTS]

The Company has a lawsuit pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury and MercuryPlus products infringe six Company owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. The Company also has pending a misappropriation of trade secret case in U.S. District Court for the Northern District of California. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 or 1995. The Company also alleges that Quickturn filed a U.S. patent application claiming technology Quickturn learned from Meta in the same period. The Company asks the court to correct the inventorship of the resulting U.S. patent. This case has been consolidated with the Mercury lawsuit for purposes of discovery and scheduling. The Company expects trial in the Mercury lawsuit and the trade secret case to occur around October 2002.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relations matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

None.

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2001.

20
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 13, 2001.	MENTOR GRAPHICS CORPORATION (Registrant)

/s/ Gregory K. Hinckley
/s/ Gregory K. Hinckley President

21
[RETURN TO TABLE OF CONTENTS]