Form 10-K405
period 2001-12-31
MENTOR GRAPHICS CORP
filed 2002-03-19
CIK 701811

Form 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER 0 – 13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0786033 (IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon (Address of principal executive offices)	97070-7777 (Zip Code)

Registrant’s telephone number, including area code (503) 685-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,626,945,095 on March 4, 2002 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On March 4, 2002, there were 65,264,225 shares of the Registrant’s Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2002 Proxy Statement	Part III

Part I

Item 1.   Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” under “Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

GENERAL

Mentor Graphics Corporation (the Company) is a technology leader in electronic design automation (EDA), providing software and hardware design tools that enable companies to send better electronic products to market faster and more cost-effectively. The Company manufactures, markets and supports EDA products and provides related services, which together are used by engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. Customers use the Company’s products in the design of such diverse products as automotive electronics, video game consoles, telephone-switching systems, cellular handsets, computer network hubs and routers, signal processors, personal computers, video conferencing equipment, 3-D graphics boards, digital audio broadcast radios, smart cards and products enabled with the Bluetooth short-range wireless radio technology. The Company licenses its products through its direct sales force and an affiliated channel of distributors and sales representatives where a direct sales presence is not warranted or cost effective. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT.” The Company’s executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company website address is www.mentor.com.

PRODUCTS

The Company offers products that help engineers overcome the increasingly complex challenges they face in the design of electronic systems. The Company’s products are intended to make design engineers more productive, enable designs not otherwise possible, improve the accuracy of complex designs and shrink time-to-market schedules.

Electrical engineers begin the electronic design process by describing the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), a printed circuit board (Board), a field programmable gate array (FPGA) or an electronic system. In this process the engineer describes the overall product system architecture, implements it by creating a design description, simulates the design to reveal defects and reiterates the description until it meets the previously determined design specifications. Engineers use the Company’s products to specify the components of the IC, Board or FPGA, determine the interconnections among the components and define the components’ associated physical properties. Engineers also use the Company’s simulation products throughout the design process to identify design errors before the design is manufactured. Simulation also gives engineers the ability to test design alternatives. Engineers use the Company’s verification products to identify functionality and performance issues while the cost to correct is still low. The Company’s test products are used by engineers to produce test sets to identify defective parts during the manufacturing process.

Systems Design

The Company’s Board design software products support the printed circuit design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the Board, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, radio frequency (RF), high speed digital and mixed signal, are supported by Board design tools. The Company has specific integrated products for process management, component library creation, simulation and verification of the Board design. The Board Station® and Expedition TM series are the two main Board design families of products.

The Company expects its current AutoActive® products, with next generation place and route technology on UNIX and Windows NT, to replace older generation routers in Board design flows from the Company, Cadence Design Systems, Inc. and others. The AutoActive tool, which is incorporated into both the Board Station and Expedition product lines, enables improved design quality, design cycles and manufacturability through increased productivity, reduced interactive and automatic routing times and shorter learning curves. The Company’s ICXTM high-speed design technology tools facilitate the development of Board designs that require high clock speeds, sub-nanosecond edge rates and tight timing and signal integrity margins.

The Company introduced its first product offering in the design data management market to further the Company’s overall systems tool strategy to bring added value to customers by enhancing all elements of the electronic design process. Built on DataFusionTM technology, an object oriented relational technology that enables parametric search capabilities, Data Management

Systems (DMS) tools consolidate and manage data. DMS tools allow customers to integrate electronic design processes into their global business processes.

In the cabling area, the Company’s Harness Systems business unit provides specialized software for design, analysis, manufacture and data management of complex wire harness systems used by automotive, aerospace, shipbuilding, home appliance and other industries.

FPGA Design

The Company offers a full suite of FPGA design tools, including products for design creation, documentation, verification, co-verification, embedded software, intellectual property and FPGA on Board. Hardware Description Languages (HDLs) supported by these products include Verilog, VHDL and mixed HDL.

The HDL Designer Series covers all aspects of the high-end HDL design creation and management process with a family of HDL capture, analysis, documentation and management tools. According to a Gartner Dataquest October 2001 report, the Company’s ModelSim® product holds the number one market position in mixed-language simulation, which is heavily used for FPGA simulation. For synthesis, the Company’s PrecisionTM Synthesis product is a next-generation synthesis platform that maximizes the performance of both existing FPGA and multi-million gate field programmable system-on-chip devices. The Company’s FPGA Advantage® offering combines features of the HDL Designer Series, ModelSim and LeonardoSpectrumTM products to provide a complete design flow and a unified solution for FPGA design within a single tool. The FPGA Advantage tool features the Company’s patented Interface-Based-DesignTM technology that allows designers to simplify interconnect creation problems using a unique display format.

Physical Verification and Analysis

The Calibre® product line is specifically engineered for physical verification and manufacturability of leading-edge submicron circuit designs and, according to a Gartner Dataquest October 2001 report, is the market leader. The Calibre tools are used through physical design as well as during the last steps before a chip design is sent off to mask making and silicon manufacturing. The Calibre tool is the only solution that integrates physical verification with subwavelength design resolution enhancement and mask data preparation. The Calibre physical verification tool suite, Calibre DRCTM and Calibre LVSTM, helps ensure that IC physical designs conform to foundry manufacturing rules and match the intended functionality of the chip. For subwavelength designs, the Calibre product line leverages its verification engine to provide a tool suite to add, model and verify layouts for all four resolution enhancement technology (RET) techniques: optical and process correction (OPC); phase-shift mask (PSM); scattering bars (SB); and off-axis illumination. With the addition of mask data preparation (MDP) capability, the Calibre tool has extended this flow to mask manufacturing. The Calibre solution is the standard for the majority of the world’s largest integrated device manufacturers, foundries and leading-edge submicron library providers.

Along with the ModelSim digital simulator, the Company’s MachTATM leading-edge submicron simulator and EldoTM analog/mixed-signal simulator address the unique challenges of analog/mixed-signal and leading-edge submicron designs. These products allow circuit designers to verify the functionality and performance of very large and complex designs quickly and accurately while avoiding long verification cycles, excessive iterations and expensive silicon turns. The MachTA tool provides fast, accurate, dynamic timing analysis and detailed transistor level circuit simulation with SPICE-like accuracy for memory and processor IC designs. The ELDO analog and system simulator software products are primarily used for the design and verification of complex analog effects in digital circuits. The ADVance MSTM tool combines ModelSim, Eldo and MachTA simulator technology into a single, integrated tool.

System-on-Chip Verification and Test

The Company provides its customers critical tools for solving the increasingly complicated problems of verifying that today’s complex chip designs actually function as intended. The Company’s System-on-Chip (SoC) solution consists of two major categories: Design Reuse and SoC Verification. The Company provides reusable intellectual property through its InventraTM IP division. SoC Verification products include the Company’s XRAY® embedded software debugging products, the Seamless® hardware/software co-verification software product and the CelaroTM accelerated verification hardware products. Embedded software controls the function of hardware components dedicated to specialized tasks of such common consumer products as cellular telephones and set-top boxes. The Seamless product family enables simultaneous simulation of the hardware and software components of a system design. These tools verify the software-hardware interface by running the software against simulated models of the hardware. Seamless tools allow designers to verify software much earlier in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is smaller and reduces the overall design cycle. The Celaro accelerated verification hardware products of the Company’s Meta Systems SARL (Meta) subsidiary are marketed outside of the U.S. Based on the Company’s “Custom Emulator on Silicon” architecture, the operation of the Celaro system involves creation of a hardware emulation of the SoC design which is then verified at speeds many times fast than a software simulator.

The Company’s suite of integrated Design-for-Test (DFT) solutions for testing an ASIC or IC design’s logic and memories includes scan insertion, automatic test pattern generation (ATPG), logic and memory built-in self-test (BIST), boundary scan and embedded deterministic test (EDT). As part of the ATPG solution, the DFTAdvisorTM, FastScanTM and FlexTestTM tools provide scan insertion, automatic test pattern generation and diagnostics for production and yield improvements. The Company’s BIST solution includes MBISTArchitectTM, a flexible tool for testing a design’s embedded memories and LBISTArchitectTM, a complete DFT solution for analysis, insertion and simulation of logic BIST, which is used in board and system designs. BSDArchitectTM provides boundary scan insertion and chip-level test control. In addition, the Company’s recent breakthrough development of patented Embedded Deterministic Test (EDTTM) technology increases the capacity of costly automatic test equipment by compressing test data, resulting in a significant reduction in the cost of semiconductor testing. The Company’s first EDT product, TestKompressTM, allows semiconductor manufacturers to reduce the automatic test equipment memory and time requirements for testing ASIC, IC and SoC designs by up to ten times.

PLATFORMS

The Company’s software products are available on UNIX, Windows NT and LINUX platforms in a broad range of price and performance levels. Platforms are purchased by customers primarily from Hewlett-Packard Company, Sun Microsystems Inc. and leading personal computer suppliers. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS

The Company’s marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace and transportation industries. The Company licenses its products through its direct sales force and sales representatives in North America and a direct sales force and distributors in the rest of the world. During the years ending December 31, 2001, 2000 and 1999, sales outside of the Americas accounted for 51%, 52% and 51% of total sales. The Company enters into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations and significant exchange rate movements may have a material adverse impact on the Company’s results. See page 17, “Factors That May Affect Future Results and Financial Condition,” for a discussion of the effect foreign currency fluctuation may have on the Company’s business and operating results.

No material portion of the Company’s business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations of orders, which are typically stronger in the second and fourth quarters of the year. Due to the complexity of the Company’s products, the selling cycle can be three to six months or longer. During the selling cycle the Company’s account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company’s products may also be “loaned” to customers for on-site evaluation. As is typical of many other companies in the electronics industry, the Company generally ships its products to customers within 180 days after receipt of an order, and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

The Company licenses its products and some third party products pursuant to purchase and license agreements. The Company generally schedules deliveries after receipt of purchase orders under these agreements.

UNIVERSITY PROGRAMS

The Company shares its technology and expertise with universities worldwide through its Higher Education Program (HEP). Founded in 1985 because the Company believes the success of the electronics industry is dependent upon highly skilled engineers, the HEP offers colleges and universities a cost-effective way to acquire the Company’s state-of-the-art tools for teaching and academic research.

BACKLOG

The Company’s backlog of firm orders was approximately $64 million on December 31, 2001 as compared to $108 million on December 31, 2000. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 2001 backlog of orders is expected to ship during 2002.

MANUFACTURING OPERATIONS

The Company’s manufacturing operations primarily consist of reproduction of the Company’s software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major West Coast sites in the U.S. The Company’s line of accelerated verification products, which is primarily comprised of hardware, is manufactured in France. Mentor Graphics (Ireland) Limited manufactures and distributes the Company’s products to all markets outside the Americas through the Company’s established sales channels.

PRODUCT DEVELOPMENT

The Company’s research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 2001, 2000 and 1999, the Company expensed $137,799,000, $125,952,000 and $116,867,000 respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. The Company’s future success depends on its ability to develop or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

The Company has a worldwide organization to meet its customers’ needs for software and hardware support. The Company offers support contracts providing software updates and support and hardware support for emulation products. Most of the Company’s customers have entered into software or hardware support contracts. The Company has won five Software Technical Assistance Recognition (STAR) Awards from the Software Support Professionals Association for superior service in the Complex Support category. This category acknowledges companies that consistently provide a superior level of support for software used in high-end, mission-critical applications in fields such as engineering science, telecommunications and other technical environments. Mentor Consulting, the Company’s consulting division, is comprised of a worldwide team of consulting professionals. The Company’s consulting group was established in 1987. The services provided to customers by Mentor Consulting include advising customers on design process, design reuse and IC verification and test. Design process consulting helps customers improve how they design. Design reuse consulting helps customers modify existing designs for use in new designs. Mentor Consulting’s model for delivering services, Knowledge-SourcingSM, focuses on solving a customer’s immediate design challenge while giving the organization the knowledge it needs to solve similar challenges in the future.

COMPETITION

The markets for the Company’s products are competitive and are characterized by price reductions, rapid technological advances in application software, operating systems and hardware and new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While many competitors are large companies with extensive capital and marketing resources, the Company also competes with small companies with little capital but innovative ideas.

The Company believes the main competitive factors affecting its business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company’s sales force, price, size of the installed base, level of customer support and professional services. The Company believes that it generally competes favorably in these areas. The Company can give no assurance, however, that it will have financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to compete successfully in its markets.

The Company’s principal competitors are Cadence Design Systems, Inc., Synopsys, Inc. and numerous small companies.

EMPLOYEES

The Company and its subsidiaries employed approximately 3,114 people full time as of December 31, 2001. The Company’s success will depend in part on its ability to attract and retain employees. The Company continues to enjoy satisfactory employee relations.

PATENTS AND LICENSES

The Company holds 71 U.S. and 13 foreign patents on various technologies. In 2001, the Company was granted 22 patents and filed 69 patent applications worldwide. As of January 2002, the Company has a total of 172 patent applications filed and pending and an additional 22 in process but not yet filed. While the Company believes the pending applications relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that software patents are becoming increasingly important in the software industry.

The Company regards its products as proprietary and protects all products with copyrights, trade secret laws and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. The Company typically includes restrictions on disclosure, use and transferability in its agreements with customers and other third parties.

Item 2. Properties

The Company owns six buildings on 53 acres of land in Wilsonville, Oregon. The Company occupies 396,576 square feet, in five of those buildings, as its corporate headquarters. The Company leases the remaining building to a third party. The Company also owns an additional 69 acres of undeveloped land adjacent to its headquarters. All corporate functions and a substantial amount of the Company’s domestic research and development operations are located at the Wilsonville site.

The Company leases additional space in San Jose, California, Longmont, Colorado, Huntsville, Alabama and Beaverton, Oregon, where some of its domestic research and development takes place, and in various locations throughout the U.S. and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the U.S. including locations in France, Germany, India, Egypt, Japan and the UK. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2002.

Item 3. Legal Proceedings

In October 1997, Quickturn, a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by SimExpress of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress violated EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress. The Company has appealed the court’s application of assignor estoppel. Quickturn has appealed the invalidation of EP’491. The German Supreme Court will hear both appeals.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of EP’491. There have been no rulings by the French court regarding the merits of this case to date. In 2001, the Company filed suit against Cadence and Quickturn (Quickturn became a Cadence subsidiary in 1999.) in France claiming misappropriation of patent rights. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995 and filed one or more patent applications claiming rights to inventions Quickturn learned from Meta.

The Company has two consolidated lawsuits pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. The Company also has pending a misappropriation of trade secret case in U.S. District Court for the Northern District of California. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995. The Company also alleges that Quickturn filed a U.S. patent application claiming technology Quickturn learned from Meta in the same period. The Company asks the court to correct the inventorship of the resulting U.S. patent. This case has been consolidated with the patent infringement lawsuit for purposes of discovery and scheduling. The Company expects trial in the patent infringement lawsuits and the trade secret case to occur around October 2002.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of the Company:

Name	Position	Age

Walden C. Rhines	Chairman of the Board and Chief Executive Officer	55
Gregory K. Hinckley	President and Director	55
L. Don Maulsby	Senior Vice President, World Trade	50
Dean Freed	Vice President, General Counsel and Secretary	43
Anne (Wagner) Sanquini	Vice President and General Manager Hardware Description Language (HDL) Division	49
Henry Potts	Vice President and General Manager Systems Design Division (SDD)	55
Jue-Hsien Chern	Vice President and General Manager Deep Submicron (DSM) Division	47
Brian Derrick	Vice President, Corporate Marketing	38
Anthony B. Adrian	Vice President, Corporate Controller	59
Dennis Weldon	Treasurer	54

The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

Dr. Rhines has served as Chairman of the Board and Chief Executive Officer since November 2000. Dr. Rhines served as Director, President and Chief Executive Officer of the Company from October 1993 to October 2000. Dr. Rhines is currently a director of Cirrus Logic, Inc., and Triquint Semiconductor, Inc. both semiconductor manufacturers.

Mr. Hinckley has served as President since November 2000. Mr. Hinckley served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company from January 1997 to October 2000. From November 1995 until December 1996, he held the position of Senior Vice President with VLSI Technology, Inc., a manufacturer of complex ASICs. Mr. Hinckley is a director of Amkor Technology, Inc., an IC packaging, assembly and test services company.

Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999, he was president of Tri-Tech and Associates, a manufacturer’s representative firm. From June 1997 to June 1998 he was Vice President of World Wide Sales and Marketing for Interphase Corporation, a manufacturer of high performance network and mass storage products. From April 1988 to December 1997, he was employed by VLSI Technology, Inc. where his duties included Vice President Worldwide Sales and Vice President and General Manager of its Computing Division.

Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995. He has been employed by the Company since January 1989.

Ms. Sanquini has served as Vice President and General Manager of the Hardware Description Language Design Division since April 1999. From June 1998 to April 1999, Ms. Sanquini served as Vice President, Marketing for the Company. From 1996 to 1998, Ms. Sanquini was Vice President of Corporate Marketing for the SunSoft operating company of Sun Microsystems, Inc. Ms. Sanquini has been employed by the Company since June 1998.

Mr. Potts has served as Vice President and General Manager of the Systems Design Division since joining the Company in April 1999. From 1997 to 1998, Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company. From 1994 to 1997, he was employed by Motorola Semiconductor where his duties included leading the development activities for Advanced Signal Processor Silicon and software products.

Dr. Chern has served as Vice President and General Manager of the Company’s Deep Submicron Division since joining the Company in January 2000. From 1994 to 1998, Dr. Chern served as Vice President and Chief Technology Officer for Technology Modeling Associates. In 1998 Technology Modeling Associates merged with Avant! Corporation and Dr. Chern became head of Avant!’s DSM Business Unit. From August 1999 to December 1999, Dr. Chern was President of Ultima Corporation.

Mr. Derrick has served as Vice President, Corporate Marketing since January 2002. From November 2000 to December 2001 he was Vice President and General Manager of the Company’s Physical Verification Division. From March 1998 to November 2000, he was the Director of the Company’s Calibre and Velocity Strategic Business Unit. From Jaunary 1997 to March 1998, he was marketing manager for the Company’s Calibre Business Unit. Mr. Derrick was employed by Allied Signal Corporation from 1988 to 1997, where his duties included marketing manager. He has been employed by the Company since 1997.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock, as reported by the Nasdaq National Market:

Quarter ended	March 31	June 30	September 30	December 31

2001
High	$33.6250	$28.9400	$18.9600	$27.7100
Low	$19.9375	$16.7200	$13.1100	$13.2400

2000
High	$18.5000	$20.5625	$24.1250	$29.3125
Low	$11.5625	$11.8750	$17.7500	$17.3125

As of December 31, 2001, the Company had 757 stockholders of record.

No dividends were paid in 2000 or 2001. The Company does not intend to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

Year ended December 31,	2001	2000	1999	1998	1997

In thousands, Except per share data and percentages

Statement of Operations Data

Total revenues	$600,371	$589,835	$511,134	$490,393	$454,727
Research and development	$137,799	$125,952	$116,867	$117,001	$112,184
Operating income (loss)	$38,201	$75,294	$15,880	$4,742	$(36,370)
Net income (loss)	$31,104	$54,987	$2,234	$(519)	$(31,307)
Gross margin percent	81%	80%	77%	75%	65%
Operating income (loss)
As a percent of revenues	6%	13%	3%	1%	(8)%

Per Share Data

Net income (loss) per share—basic	$0.48	$0.86	$0.03	$(0.01)	$(0.48)
Net income (loss) per share—diluted	$0.46	$0.81	$0.03	$(0.01)	$(0.48)
Weighted average number of shares outstanding—basic	64,436	64,125	65,629	65,165	64,885
Weighted average number of shares outstanding—diluted	67,681	67,509	66,324	65,165	64,885

Balance Sheet Data

Cash and investments, short-term	$147,176	$141,872	$133,187	$137,585	$137,060
Working capital	$147,790	$132,695	$133,203	$148,313	$148,191
Property, plant and equipment, net	$82,247	$82,560	$83,970	$95,214	$103,452
Total assets	$523,475	$530,914	$451,386	$464,123	$402,302
Short-term borrowings	$—	$—	$—	$24,000	$—
Notes payable and other liabilities, long-term	$14,466	$7,247	$1,221	$1,425	$617
Stockholders’ equity	$328,462	$316,537	$288,780	$295,282	$277,537

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages and per share data

Nature of Operations

The Company is a supplier of EDA systems—advanced computer software, accelerated verification systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large customers in the communications, computer, semiconductor, consumer electronics, aerospace, networking, multimedia and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and Pacific Rim and an affiliated channel of distributors and sales representatives where a direct sales presence is not warranted or cost effective. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

Recent Developments

On December 7, 2001, the Company commenced an $11.00 per share tender offer for all outstanding shares of IKOS Systems, Inc., a Delaware corporation (IKOS), or approximately $93,500 for approximately 8,500 shares outstanding. Prior to commencement of this offer, the Company purchased 842 shares of IKOS common stock for $6,216.

On March 12, 2002, the Company announced the definitive agreement to acquire all outstanding shares of IKOS. The transaction is expected to be finalized by the end of the first quarter of 2002.

Results of Operations

Revenues and Gross Margins

Year ended December 31,	2001	Change	2000	Change	1999

System and software revenues	$333,215	(3)%	$343,569	16%	$295,325
System and software gross margins	$306,478	(2)%	$312,588	18%	$265,599
Gross margin percent	92%		91%		90%
Service and support revenues	$267,156	8%	$246,266	14%	$215,809
Service and support gross margins	$179,220	13%	$158,559	24%	$127,481
Gross margin percent	67%		64%		59%
Total revenues	$600,371	2%	$589,835	15%	$511,134
Total gross margins	$485,698	3%	$471,147	20%	$393,080
Gross margin percent	81%		80%		77%

System and Software

System and software revenues are derived from the sale of licenses of software products, third party owned software products for which the Company pays royalties and accelerated verification systems. For 2001, the decrease in system and software revenue was attributable to a decline in accelerated verification systems sales, partially offset by increased software product sales. Accelerated verification systems sales declined in 2001 due to the downturn in the semiconductor industry. For 2001, the increase in software product sales was primarily due to continued strength in the Physical Verification and Analysis and Deep Submicron product lines. For 2001, this increase in software product revenue occurred despite weakening of the Japanese yen versus the U.S. dollar which negatively impacted revenues. See “Geographic Revenues Information” for further discussion. For 2000, the increase in system and software revenue was primarily due to increased software product sales and to a lesser extent, increased accelerated verification systems sales. The growth in software product sales in 2000 was primarily attributable to strength in the Physical Verification and Analysis product line and the acquisition of VeriBest, Inc. (VeriBest) in the fourth quarter of 1999. Accelerated verification systems realized strong demand in Japan.

System and software gross margins were higher for 2001 compared to 2000 due to greater mix of higher margin software product revenue versus lower margin accelerated verification system revenue and to a lesser extent lower product sales for which royalties were paid. System and software gross margins were higher for 2000 compared to 1999 due to greater software revenue and improved margins on accelerated verification system sales.

Amortization of purchased technology costs to system and software cost of revenues was $3,250, $2,766 and $1,363 for 2001,

2000 and 1999, respectively. The increase in amortization in 2001 was primarily attributable to the acquisition of HSL Holdings Limited (Harness) in the fourth quarter of 2000. The increase in amortization in 2000 was primarily attributable to the acquisition of VeriBest in the fourth quarter of 1999 and five acquisitions in 2000. Purchased technology costs are amortized over three to five years to system and software cost of revenues. Exclusive of future acquisitions, amortization of purchased technology will decline in 2002 as a result of an $8,077 write-off of purchased technology in 2001.

Service and Support

Service and support revenues consist of revenues from annual support contracts and professional services, which includes consulting services, training services, custom design services and other services. For 2001 compared to 2000, the increase was due to a 17% increase in software support revenues, partially offset by a 29% decrease in consulting revenues. For 2000 compared to 1999, the increase was due primarily to a 15% increase in software support revenues.

For 2001, growth in software support revenues was attributable to current year software revenue growth and continued success of software product offerings resulting in a higher rate of contract renewals. For 2000, growth in software support revenues was attributable to the acquisition of VeriBest and growth in the installed base of customers. Since growth in software support is affected by continued success of the software product offerings, increases in the Company’s installed customer base and the impact of acquisitions, future software support revenue levels are difficult to predict.

Professional service revenues totaled approximately $39,000, $54,000 and $50,000 in 2001, 2000 and 1999, respectively. The decrease in 2001 was attributable to cuts in spending by the Company’s customers as a result of the downturn in the economy. The increase in 2000 was attributable to higher utilization of global consulting personnel.

Service and support gross margins increased in 2001 as a result of higher software support revenue over a relatively constant cost structure partially offset by lower professional service utilization. Service and support gross margins increased in 2000 as a result of higher service and support revenue over a relatively constant cost structure and improved professional service utilization.

Geographic Revenues Information

Year ended December 31,	2001	Change	2000	Change	1999

Americas	$293,828	5%	$281,084	12%	$249,968
Europe	$174,025	(1)%	$176,510	17%	$150,833
Japan	$97,947	(1)%	$98,707	19%	$82,736
Pac Rim	$34,571	3%	$33,534	22%	$27,597

Total	$600,371		$589,835		$511,134

Americas revenues, including service and support revenues, increased 5% from 2000 to 2001 and increased 12% from 1999 to 2000. Revenues outside the Americas represented 51% of total revenues in 2001, 52% of revenues in 2000 and 51% of revenues in 1999. European revenues decreased 1% from 2000 to 2001 and increased 17% from 1999 to 2000. The effects of exchange rate differences from the European currencies to the U.S. dollar negatively impacted European revenues by approximately 1% and 8% in 2001 and 2000, respectively. Japanese revenues decreased 1% from 2000 to 2001 and increased 19% from 1999 to 2000. The effects of exchange rate differences from the Japanese yen to the U.S. dollar negatively impacted Japanese revenues by approximately 12% in 2001 and positively impacted revenues by approximately 6% in 2000. Exclusive of currency effects, higher revenues in Japan were attributable to growth in support sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,	2001	Change	2000	Change	1999

Research and development	$137,799	9%	$125,952	8%	$116,867
Percent of total revenues	23%		21%		23%
Marketing and selling	$198,639	0%	$197,733	15%	$172,386
Percent of total revenues	33%		34%		34%
General and administration	$54,565	(1)%	$55,002	17%	$47,134
Percent of total revenues	9%		9%		9%
Amortization of goodwill	$7,520	154%	$2,965	34%	$2,217
Percent of total revenues	1%		1%		0%
Special charges	$48,974	1776%	$2,611	(90)%	$25,821
Percent of total revenues	8%		0%		5%
Merger and acquisition related charges	$—	(100)%	$11,590	(9)%	$12,775
Percent of total revenues	—		2%		3%

Research and Development

As a percent of revenues, R&D costs increased from 2000 to 2001 and decreased from 1999 to 2000. For 2001 compared to 2000, the increase in R&D spending was primarily attributable to the purchases of the ECAD division of CADIX Incorporated (Cadix) and Harness in fourth quarter of 2000. For 2000 compared to 1999, the increase in absolute dollars was attributable to the purchase of Veribest in the fourth quarter of 1999 and to a lesser extent acquisitions in 2000.

Marketing and Selling

As a percent of revenues, marketing and selling costs decreased from 2000 to 2001 and were flat from 1999 to 2000. For 2001 compared to 2000, the increase in absolute dollars was primarily attributable to increased product revenue. For 2000 compared to 1999, the increase in marketing and selling costs was attributable to increased product revenue and the negative impact of a weaker U.S. dollar compared to the Japanese yen during 2000.

General and Administration

As a percent of revenues, general and administrative costs remained flat from 2000 to 2001 and 1999 to 2000. For 2001 compared to 2000, the decrease in absolute dollars was primarily attributable to lower variable compensation as a result of performance below plan. For 2000 compared to 1999, the increase in absolute dollars was attributable to variable compensation related to stronger performance.

Amortization of Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible assets and other identifiable intangible assets acquired by the Company. Amortization of goodwill was $7,520, $2,965 and $2,217 in 2001, 2000 and 1999, respectively. For 2001 compared to 2000, the increase in amortization of goodwill was attributable to the acquisitions of Cadix and Harness in the fourth quarter of 2000. For 2000 compared to 1999, the increase in amortization of goodwill was attributable to the acquisition of VeriBest in the fourth quarter of 1999, offset in part by asset impairments recorded in 2000 and the fourth quarter of 1999.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Beginning January 1, 2002, SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized to expense. Accordingly, amortization of goodwill will no longer occur under this new standard.

Special Charges

During 2001, the Company recorded special charges of $48,974. The charges primarily consist of impairment in value of certain goodwill and purchased technology, an accrual for excess leased facility costs and costs incurred for employee terminations.

The goodwill and purchased technology impairment charge was due to performance of recent acquisitions not meeting initial estimates. This charge was determined by comparing the forecasted undiscounted net cash flows of the operations to which the intangible assets relate, to the carrying amount including associated intangible assets of such operation. The operations were determined to be unable to recover the carrying amount of their assets, resulting in a write-down to fair value. There have been no significant modifications to the amount of these charges.

Excess leased facility costs consist of non-cancelable lease payments and write-off of leasehold improvements for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of sublease income. Non-cancelable lease payments on excess leased facilities should be expended over 14 years, with the majority to be expended over 5 years. There have been no significant modifications to the amount of these charges.

The Company rebalanced the workforce by 79 employees in June and December 2001. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount should be expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

During 2000, the Company recorded special charges of $2,611. The charges consist of impairment in value of certain goodwill and purchased technology and costs for employee terminations due to the acquisition of Escalade Corp. in May 2000. Substantially all of these costs were expended in 2000 and the remaining amount was primarily expended in the first half of 2001. There have been no significant modifications to the amount of the charges.

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

Merger and Acquisition Related Charges

In 2001, the Company incurred no merger and acquisition related charges.

In 2000, the Company incurred merger and acquisition related charges of $11,590 for in-process R&D related to four of the five business combinations accounted for as purchases. The charges were a result of allocating a portion of the acquisition costs to in-process product development that had not reached technological feasibility.

In 1999, the Company completed two business combinations that were accounted for as purchases. In January 1999, the Company completed the purchase of the remaining minority interest of its then 84% owned subsidiary, Exemplar. The purchase accounting allocation resulted in charges for in process R&D and compensation and other related costs of $624 and $6,951, respectively. On October 31, 1999, the Company purchased certain assets and all liabilities of VeriBest. The purchase accounting allocations resulted in a charge for in-process R&D of $5,200.

Other Income (Expense), Net

Year ended December 31,	2001	2000	1999

Other income (expense), net	$670	$(4,798)	$(13,011)

Other income (expense) was favorably impacted by lower legal costs associated with the ongoing patent litigation with Quickturn. These costs totaled $7,757 in 2001 compared to $11,705 and $15,312 for 2000 and 1999, respectively. The decrease from 2000 to 2001 was attributable to reduced activity in the Quickturn litigation matters. The decrease from 1999 to 2000 was principally attributable to a 1999 legal settlement of $3,000 for the Portland, Oregon SimExpress trial. See “Part I—Item 3. Legal Proceedings” for further discussion on the Company’s current legal proceedings. Interest income was $11,954, $10,421 and $7,152 in 2001, 2000 and 1999, respectively. Interest expense was $2,023, $2,034 and $993 in 2001, 2000 and 1999, respectively. Foreign currency gain was $689 in 2001 compared to a gain of $450 in 2000 and a loss of $1,651 in 1999 due to fluctuations in currency rates. In addition, other income (expense) was favorably impacted in 2000 by a gain on the sale of a parcel of land adjacent to the Company’s headquarters of $3,118.

Provision for Income Taxes

The provision for income taxes was $7,767, $15,509 and $635 in 2001, 2000 and 1999, respectively. The net tax provision in all periods is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in foreign operations.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2001 the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $221,623. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

As of December 31, 2001, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $6,022, foreign tax credits of $17,112, alternative minimum tax credit of $1,977 and research and experimentation credit carryforwards of $15,757. As of December 31, 2001, the Company, for state income tax purposes, had net operating loss carryforwards totaling $87,431 from multiple jurisdictions, research and experimentation credits of $5,004 and child care and facility credits of $1,258. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 and 2011, the foreign tax credits will expire in 2005 and 2006 and research and experimentation credit carryforwards between 2002 through 2013.

Under SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain foreign tax credit carryforwards, net operating loss carryforwards and the future amortization of certain assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Effects of Foreign Currency Fluctuations

Approximately half of the Company’s revenues are generated outside of the U.S. For 2001, 2000 and 1999, approximately half of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company’s results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $10,736 at December 31, 2001 from $14,219 at December 31, 2000. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 2000 as a result of a stronger U.S. dollar at the close of 2001 versus 2000.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles.” Under SFAS No. 141, business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. In-process research and development will continue to be written off immediately. Effective January 1, 2002, existing goodwill of $7,287 will no longer be subject to amortization. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on the Company’s consolidated financial statements.

In June and August 2001, the FASB issued SFAS Nos. 143 and 144, “Accounting for Asset Retirement Obligations” and “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 144 retains SFAS No. 121’s, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” fundamental provisions for the: 1) recognition and measurement of impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. The Company does not believe that SFAS Nos. 143 and 144 will have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

Year Ended December 31,	2001	2000

Current assets	$325,424	$337,142
Cash and investments, short-term	$147,176	$141,872
Cash provided by operations	$51,567	$88,836
Cash used by investing activities, excluding short-term investments	$(23,973)	$(57,364)
Cash used by financing activities	$(22,338)	$(22,468)

Cash and Investments

Cash provided by operations was $51,567, a decrease of $37,269 from 2000. Cash provided by operations in 2001 was positively impacted by net income of $31,104, depreciation and amortization of $28,494, non-cash asset write-downs of $35,922 and a decrease in trade accounts receivable of $15,576. Cash provided by operations was negatively impacted by an increase in long-term term receivables of $25,802 and a decrease in accounts payable and accrued liabilities of $23,274. Cash provided by operations in 2000 was positively impacted by net income of $54,987, depreciation and amortization of $25,178, non-cash asset write-downs of $12,934 and an increase in deferred revenue of $20,592, offset by an increase in trade accounts receivable of $34,321.

Cash used for investing activities included capital expenditures of $18,690 and $19,019 in 2001 and 2000, respectively. In 2001, there were no purchases of businesses compared to $43,070 in 2000. In 2000, investing cash flows were positively impacted by cash received from the sale of property, plant and equipment of $4,725. Cash used by financing activities included the repurchase of common stock of $39,658 and $52,488 in 2001 and 2000, respectively. These financing outflows were offset by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $20,320 and $30,020 in 2001 and 2000, respectively.

Trade Accounts Receivable

Trade accounts receivable decreased to $139,391 at December 31, 2001 from $156,269 at December 31, 2000. Excluding the current portion of term receivables of $62,749 and $60,207, average days sales outstanding were 42 days and 48 days at December 31, 2001 and 2000, respectively. Average days sales outstanding in total accounts receivable decreased from 77 days at the end of 2000 to 76 days at the end of 2001. The Company sold no short-term accounts receivable in the fourth quarter of 2001 compared to $10,317 short-term accounts receivable sold to a financing institution on a non-recourse basis in the fourth quarter of 2000.

Prepaid Expenses and Other

Prepaid expenses and other decreased $2,160 from December 31, 2000 to December 31, 2001. This decrease was primarily attributable to a decrease in prepaid commissions as a result of lower backlog.

Term Receivables, Long-Term

Term receivables, long-term increased to $58,922 at December 31, 2001 compared to $33,528 at December 31, 2000. The balances were attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to renewals of existing contracts that expired in the current year and ongoing demand for agreements of this nature.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue decreased $11,636 from December 31, 2000 to December 31, 2001 due to timing of cash receipts and customer renewals.

Capital Resources

Expenditures for property and equipment decreased to $18,690 for 2001 compared to $19,019 for 2000. Expenditures in 2001 and 2000 did not include any individually significant projects. In 2001, the Company did not complete any business acquisitions.

In 2000, the Company completed five business acquisitions, which resulted in cash payments of $43,070. The Company anticipates that current cash balances, anticipated cash flows from operating activities and existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

Outlook for 2002

Revenues for the year 2002 are expected in the range of $650,000. Gross margin should be close to 82% for the year. Operating expenses, exclusive of special charges, merger and acquisition related charges and goodwill amortization are estimated to increase 7% over 2001 levels. Other income and expense is expected to breakeven for the year. The tax rate should remain steady at 20% throughout the year.

Factors That May Affect Future Results and Financial Condition

The statements contained under “Outlook for 2002” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for 2002”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced (or in the case of the proposed acquisition of IKOS, closed) as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

The Company’s business is linked to the health of the U.S. and international economies. The growth of the U.S. economy has significantly slowed, and some analysts believe the U.S. economy is currently experiencing a recession. Weakness of the U.S. and international economies may continue to have an adverse effect on the timing and receipt of orders and revenue.

The Company’s business is largely dependent upon the success and growth of the semiconductor, electronics and telecommunications equipment industries. Significant reduction in capital spending in these industries caused by worsening economic conditions may result in decreased revenues and earnings. The Company’s revenues are dependent on the level of technology capital spending, which include expenditures for EDA software and other consulting services, in the U.S. and international economies. A number of telecommunications companies have recently filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, business will continue to be adversely affected. In addition, demand for the Company’s products and services may be affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company’s financial condition and results of operations.

The Company competes in the highly competitive and dynamic EDA industry. The Company’s success is dependent upon its ability to acquire or develop and market products and selling models that are innovative, cost-competitive and meet customer expectations. Competition in the EDA industry is intense, which can create adverse effects including, but not limited to, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. Additionally, newer pricing and selling models in the industry, including the use of fixed term licenses and subscription transactions versus traditional perpetual licenses further complicate the Company’s ability to effectively price and package large multi-element contracts that are competitive and profitable.

A material amount of the Company’s software product revenue is usually the result of current quarter order performance of which a substantial amount is usually booked in the last few weeks of each year. In addition, the Company’s revenue often includes multi-million dollar contracts. The timing of the completion of these contracts and the terms of delivery of software, hardware and other services can have a material impact on revenue recognition for a given quarter. The combination of these factors impairs and delays the Company’s ability to identify shortfalls or overages from revenue projections.

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

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenue up front, focusing on contractual terms that distinguish fixed-term licenses from subscription licenses. The Company’s ability to meet revenue projections could be adversely affected by new and revised standards and interpretations of accounting rules governing revenue recognition.

The Company generally realizes approximately half of its revenues outside the U.S. and expects this to continue in the future. As such, the effects of foreign currency fluctuations can impact the Company’s business and operating results. To hedge the impact of foreign currency fluctuations, the Company enters into foreign currency forward and option contracts. However, significant changes in exchange rates may have a material adverse impact on the Company’s results of operations. International operations subject the Company to other risks including, but not limited to, longer receivables collection periods, economic or political instability, government trade restrictions, limitations on repatriation of earnings, licensing and intellectual property rights protection.

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

The Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See “Part I–Item 3. Legal Proceedings” for further discussion. The Company has been prohibited from using, selling or marketing its first generation SimExpress emulation products in the U.S. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions could adversely effect the Company’s ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company’s results of operations.

The Company’s gross margin may vary as a result of mix of products and services sold. The gross margin on software products is greater than that for hardware products, software support and professional services. Additionally, the margin on software products will vary year to year depending on the amount of third party royalties due for the mix of products sold. Achievement of projected gross margins is also dependent on revenue volume performance since the Company’s cost of revenues includes certain fixed or relatively fixed costs such as professional service employee costs and purchased technology amortization.

The Company uses term installment sales agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. These multi-year, multi-element term license agreements are from the Company’s top-rated credit customers and are typically three years in length. These agreements may increase the element of risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product satisfaction or disagreements and disputes. If collectibility for any of these multi-million dollar agreements becomes a problem, the Company’s results of operations could be adversely affected.

The Company’s operating expenses are generally committed in advance of revenue and are based to a large degree on future revenue expectations. Operating expenses are incurred to generate and sustain higher future revenue levels. If the revenue does not materialize as expected, the Company’s results of operations can be adversely impacted.

Acquisitions of complementary businesses are a part of the Company’s overall business strategy. These businesses may not perform as projected which could result in impairment of acquisition related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, retention of key employees, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair the Company’s ability to forecast, to meet revenue and earnings targets and to effectively manage the business for long-term growth. There can be no assurance that these challenges will be effectively met.

The Company has been able to recruit and retain necessary personnel to research and develop, market, sell and service products that satisfy customers’ needs. There can be no assurance that the Company can continue to recruit and retain such personnel. In particular, certain qualified technology personnel are in demand and competition to recruit and retain them is strong.

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

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro for the participating countries was January 1, 1999 through January 1, 2002, and by March 1, 2002, all national currencies for the participating countries will be replaced by the Euro. The Company conducts business in many of these countries and has evaluated Euro-related issues including pricing/marketing strategy, conversion of information technology systems and existing contracts. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company will continue to evaluate issues involving introduction of the Euro. There can be no assurance that the Euro conversion will not have a material adverse impact on the Company’s consolidated results of operations.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. The Company’s critical accounting policies are as follows:

The Company records product revenue from fixed term installment sales agreements upon shipment. These installment sales agreements are typically for three years. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The fixed term installment sales licenses are with the Company’s top-rated customers. If customers fail to make the contractual payments under the installment sales agreements, the Company could have to recognize a bad debt charge. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in an additional selling expense in the period such determination was made.

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to either expense or contributed capital in the period such determination was made.

The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Fair value for goodwill is determined based on undiscounted cash flows or appraised values. The Company recognized impairment charges of $31,742, $1,344 and $2,384, for the years ended December 31, 2001, 2000 and 1999, respectively. Had different assumptions of undiscounted net cash flows been used to determine the recoverability of the intangible assets, materially different amounts of asset impairment could have been reported. In the event that in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down, in the period that determination was made.

The Company recognized a restructuring charge of $10,514 during the year ended December 31, 2001 related to excess leased facilities to offset future rent, net of sublease income, of the abandoned office space and a write-off of leasehold improvements on abandoned office space. The Company worked with external real estate experts in each of the markets where the properties are located to obtain assumptions used to determine the best estimate of the accrual. However, if the real estate markets worsen and the Company isn’t able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period such determination was made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period such determination was made.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at December 31, 2001. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars:	Carrying Amount	Average Fixed Interest Rate

In thousands, except Interest rates
Cash equivalents—fixed rate	$96,275	2.19%
Short-term investments—fixed rate	23,121	3.97%

Total fixed rate interest bearing instruments	$119,396	2.54%

Foreign Currency Risk

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The Company currently has foreign currency options outstanding to sell Japanese yen over the next year with contract values totaling approximately $47,606 at average contract exchange rates of approximately 127.61 JPY. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these option contracts was approximately zero at December 31, 2001.

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these forward contracts was approximately zero at December 31, 2001.

The Company also enters into forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. The Company entered into a contract to sell 735.7 million Japanese yen that will guarantee the Company $5,764 at the contract expiration. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to this contract was approximately zero at December 31, 2001.

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

The following table provides information about the Company’s foreign exchange forward contracts at December 31, 2001. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at December 31, 2001. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts:	Amount	Average Contract Rate

Forward Contracts:
Japanese yen	$61,844	$123.78
Euro	21,409	1.12
Swedish krona	4,199	10.50
Swiss franc	4,194	1.63
British pound	2,629	0.69
Korea won	1,023	1,298.00
Other	1,290	—

While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance that the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in the currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during the year ended December 31, 2001. The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

Item 8. Financial Statements and Supplementary Data

Mentor Graphics Corporation Consolidated S tatements of Operations
Year ended December 31,	2001	2000	1999

In thousands, except per share data

Revenues:
System and software	$333,215	$343,569	$295,325
Service and support	267,156	246,266	215,809

Total revenues	600,371	589,835	511,134

Cost of revenues:
System and software	26,737	30,981	29,726
Service and support	87,936	87,707	88,328

Total cost of revenues	114,673	118,688	118,054

Gross margin	485,698	471,147	393,080

Operating expenses:
Research and development	137,799	125,952	116,867
Marketing and selling	198,639	197,733	172,386
General and administration	54,565	55,002	47,134
Amortization of goodwill	7,520	2,965	2,217
Special charges	48,974	2,611	25,821
Merger and acquisition related charges	—	11,590	12,775

Total operating expenses	447,497	395,853	377,200

Operating income	38,201	75,294	15,880
Other income (expense), net	670	(4,798)	(13,011)

Income before income taxes	38,871	70,496	2,869
Provision for income taxes	7,767	15,509	635

Net income	$31,104	$54,987	$2,234

Net income per share:
Basic	$0.48	$0.86	$0.03

Diluted	$0.46	$0.81	$0.03

Weighted average number of shares outstanding:
Basic	64,436	64,125	65,629

Diluted	67,681	67,509	66,324

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation Consolidated Balance Sheets

As of December 31,	2001	2000

In thousands
Assets
Current assets:
Cash and cash equivalents	$124,029	$109,112
Short-term investments	23,147	32,760
Trade accounts receivable, net of allowance for doubtful Accounts of $3,273 in 2001 and $3,384 in 2000	139,391	156,269
Other receivables	4,853	4,774
Prepaid expenses and other	20,389	22,549
Deferred income taxes	13,615	11,678

Total current assets	325,424	337,142
Property, plant and equipment, net	82,247	82,560
Term receivables, long-term	58,922	33,528
Intangible assets, net	11,884	56,593
Other assets, net	44,998	21,091

Total assets	$523,475	$530,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,581	$10,927
Income taxes payable	39,465	30,340
Accrued payroll and related liabilities	47,922	58,062
Accrued liabilities	24,752	36,568
Deferred revenue	56,914	68,550

Total current liabilities	177,634	204,447
Notes payable	5,100	6,100
Other long-term liabilities	9,366	1,147

Total liabilities	192,100	211,694

Commitments and contingencies (Note 16)
Minority interest	2,913	2,683
Stockholders’ equity:
Common stock, no par value, authorized 100,000 shares; 64,706 and 64,624 issued and outstanding for 2001 and 2000, respectively	245,672	267,010
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Retained earnings	64,288	34,208
Accumulated other comprehensive income	18,502	15,319

Total stockholders’ equity	328,462	316,537

Total liabilities and stockholders’ equity	$523,475	$530,914

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows

Year ended December 31,	2001	2000	1999

In thousands

Operating Cash Flows:
Net income	$31,104	$54,987	$2,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	17,724	19,447	21,717
Amortization of intangibles and other assets	10,770	5,731	3,740
Gain on sale of property, plant and equipment	—	(3,118)	—
Deferred income taxes	(12,670)	777	(5,143)
Changes in other long-term liabilities and minority interest	7,482	595	(7,128)
Write-down of assets	35,922	12,934	25,718
Business disposals	—	—	6,553
Gain on sale of investments	(933)	—	(3,669)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	15,576	(34,321)	18,493
Prepaid expenses and other	(2,896)	(3,796)	6,036
Term receivables, long-term	(25,802)	(2,777)	(3,153)
Accounts payable and accrued liabilities	(23,274)	9,563	(14,908)
Income taxes payable	9,509	8,222	1,757
Deferred revenue	(10,945)	20,592	9,104

Net cash provided by operating activities	51,567	88,836	61,351

Investing Cash Flows:
Proceeds from the sales and maturities of short-term Investments	76,191	47,286	25,076
Purchases of short-term investments	(64,450)	(41,397)	(43,553)
Purchases of property, plant and equipment	(18,690)	(19,019)	(15,565)
Proceeds from sale of property, plant and equipment	—	4,725	3,009
Acquisitions of businesses and equity interests	—	(43,070)	(18,579)
Proceeds from sale of investments	933	—	8,191
Purchases of IKOS stock	(6,216)	—	—

Net cash used in investing activities	(12,232)	(51,475)	(41,421)

Financing Cash Flows:
Proceeds from issuance of common stock	20,320	30,020	14,197
Repayments of short-term borrowings	—	—	(24,000)
Repayment of notes payable	(1,000)	—	—
Repurchase of common stock	(39,658)	(52,488)	(33,553)
Repurchase of warrant	(2,000)	—	—

Net cash used in financing activities	(22,338)	(22,468)	(43,356)

Effect of exchange rate changes on cash and cash equivalents	(2,080)	(1,418)	551

Net change in cash and cash equivalents	14,917	13,475	(22,875)
Cash and cash equivalents at the beginning of the year	109,112	95,637	118,512

Cash and cash equivalents at the end of the year	$124,029	$109,112	$95,637

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation Consolidated Statements of Stockholders’ Equity
	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income		Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at December 31, 1998	65,739	$303,352	$(22,246)	$14,176	$		$295,282
Net income	—	—	2,234	—		2,234	2,234
Foreign currency translation adjustment, before tax expense of $1,548	—	—	—	5,488		5,488	5,488

Comprehensive income	—	—	—	—		$7,722	—

Stock issued under stock option and stock purchase plans	2,127	13,329	—	—			13,329
Tax benefit associated with the exercise of stock options	—	868	—	—			868
Stock options and a warrant issued for acquisition of business	—	5,482	—	—			5,482
Repurchase of common stock	(3,528)	(33,553)	—	—			(33,553)
Dividends to minority owners	—	—	(350)	—			(350)

Balance at December 31, 1999	64,338	289,478	(20,362)	19,664			288,780
Net income	—	—	54,987	—		54,987	54,987
Foreign currency translation adjustment, before tax benefit of $1,536	—	—	—	(5,445)		(5,445)	(5,445)
Unrealized gain on investments reported at fair value, before tax expense of $440	—	—	—	1,100		1,100	1,100

Comprehensive income	—	—	—	—		$50,642	—

Stock issued under stock option and stock purchase plans	3,265	28,866	—	—			28,866
Tax benefit associated with the exercise of stock options	—	1,154	—	—			1,154
Repurchase of common stock	(2,979)	(52,488)	—	—			(52,488)
Dividends to minority owners	—	—	(417)	—			(417)

Balance at December 31, 2000	64,624	267,010	34,208	15,319			316,537
Net income	—	—	31,104	—		31,104	31,104
Foreign currency translation adjustment, before tax benefit of $697	—	—	—	(3,483)		(3,483)	(3,483)
Unrealized gain on investments reported at fair value, net of tax liability of $1,503	—	—	—	4,372		4,372	4,372
Reclassification adjustment for investment gains included in net income reported at fair value	—	—	—	(933)		(933)	(933)
Unrealized gain on derivatives	—	—	—	3,227		3,227	3,227

Comprehensive income	—	—	—	—		$34,287	—

Stock issued under stock option and stock purchase plans	1,703	18,623	—	—			18,623
Tax benefit associated with the exercise of stock options	—	1,697	—	—			1,697
Repurchase of common stock	(1,621)	(39,658)	—	—			(39,658)
Repurchase of warrant	—	(2,000)	—	—			(2,000)
Dividends to minority owners	—	—	(1,024)	—			(1,024)

Balance at December 31, 2001	64,706	$245,672	$64,288	$18,502			$328,462

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Notes to Consolidated Financial Statements
All numerical references in thousands, except percentages and per share data

1.    Nature of Operations

The Company is a supplier of EDA systems — advanced computer software, accelerated verification systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large customers in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and Pacific Rim, and an affiliated channel of distributors and sales representatives where a direct sales presence is not warranted or cost effective. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

2.    Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency Translation
Local currencies are the functional currencies for the Company’s foreign subsidiaries except for Ireland and Singapore where the U.S. dollar is used as the functional currency. Assets and liabilities of foreign operations, excluding Ireland and Singapore, are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

Financial Instruments
The Company places its cash equivalents and short-term investments with major banks and financial institutions. The Company’s investment policy limits its credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different businesses and geographic areas. The carrying amounts of cash equivalents, short-term investments, trade receivables, accounts payable, accrued liabilities and notes payable approximate fair value because of the short-term nature of these instruments. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

The Company enters into forward foreign exchange contracts as a hedge against foreign currency sales commitments and intercompany balances. In addition, the Company purchases foreign exchange options which permit but do not require foreign currency exchanges at a future date with another party at a contracted exchange price. Remeasurement gains and losses on forward and option contracts are deferred and recognized when the sale occurs. All subsequent remeasurement gains and losses are recognized as they occur to offset remeasurement gains and losses recognized on the related foreign currency accounts receivable balances. The Company had forward contracts and options outstanding of $149,959 and $134,687 at December 31, 2001 and December 31, 2000, respectively. These contracts generally have maturities which do not exceed twelve months. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these contracts was approximately zero at December 31, 2001 and December 31, 2000. The fair value of these contracts was calculated based on dealer quotes. The Company does not anticipate non-performance by the counterparties to these contracts.

Cash, Cash Equivalents, and Short-Term Investments
The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper, other highly liquid investments with original maturities in excess of three months and less than one year and equity securities. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Expenditures for additions to property, plant and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of buildings and land improvements, is computed on a straight-line basis over lives of forty and twenty years, respectively. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Fair value for goodwill is determined based on undiscounted cash flows or appraised values.

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not test, the Company has established a valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to either income or contributed capital in the period such determination was made.

Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from license arrangements are recognized upon contract execution and start of license term, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Product revenue from term installment sales agreements which include fixed term licenses are with the Company’s top-rated customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription-type term license agreements, which typically include software, rights to future software products and services is deferred and recognized ratably over the term of the subscription period. Revenue from annual maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed.

Transfer of Financial Assets
The Company finances certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Software Development Costs
The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. Completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs during these periods since the amounts have not been material.

Advertising Costs
The Company expenses all advertising costs as incurred.

Goodwill and Intangibles
Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired from the Company’s various acquisitions. Purchased technology and goodwill costs are being amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively. Under SFAS No. 142, “Goodwill and Other Intangibles”, amortization of goodwill will no longer occur.

The Company recognized impairment in value of certain goodwill and purchased technology, which resulted in associated write-downs of $23,665 and $8,077 in 2001, $522 and $822 in 2000 and $2,384 and $0 in 1999, respectively. Total goodwill and purchased technology amortization expenses were $10,770, $5,731, and $3,740 for years ended December 31, 2001, 2000 and 1999, respectively.

Use of Estimates
Accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications and Restatements
Certain reclassifications have been made in the accompanying consolidated financial statements for 1999 and 2000 to conform with the 2001 presentation.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles.” Under SFAS No. 141, business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. In-process research and development will continue to be written off immediately. Effective January 1, 2002, existing goodwill of $7,287 will no longer be subject to amortization. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on the Company’s consolidated financial statements.

In June and August 2001, the FASB issued SFAS Nos. 143 and 144, “Accounting for Asset Retirement Obligations” and “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 144 retains SFAS No. 121’s, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” fundamental provisions for the: 1) recognition and measurement of impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. The Company does not believe that SFAS Nos. 143 and 144 will have a material impact on its financial position or results of operations.

3.    Mergers and Acquisitions

In 2000, the Company completed five business combinations which were accounted for as purchases. The Company purchased Descon Informationsysteme GmbH & Co. in May 2000, Escalade Corp. in May 2000, Harness in October 2000, Speedgate, Inc. in December 2000 and Cadix in December 2000. The total purchase price including acquisition expenses for all 2000 purchase acquisitions was $53,592. The excess of liabilities assumed over tangible assets acquired totaled $1,393. The purchase accounting allocations resulted in charges for in-process research and development (R&D) of $11,590, goodwill capitalization of $33,295, and technology capitalization of $10,100. The results of operations are included in the Company’s consolidated financial statements only from the date of acquisition forward.

In connection with these acquisitions, the Company recorded one-time charges to operations for the write-off of in-process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results.

4.    Special Charges

Following is a summary of the major elements of the special charges:

Year ended December 31,	2001	2000	1999

Goodwill and purchased technology impairment	$31,742	$1,344	$2,384
Excess leased facility costs	10,514	—	—
Employee severance	3,365	707	4,877
Business disposals	—	—	9,888
Terminated acquisitions	—	—	7,714
Other	3,353	560	958

Total	$48,974	$2,611	$25,821

During 2001, the Company recorded special charges of $48,974. The charges primarily consist of impairment in value of certain goodwill and purchased technology, an accrual for excess leased facility costs and costs incurred for employee terminations.

The goodwill and purchased technology impairment charge was due to performance of recent acquisitions not meeting initial estimates. This charge was determined by comparing the forecasted undiscounted net cash flows of the operations to which the intangible assets relate, to the carrying amount including associated intangible assets of such operation. The operations were determined to be unable to recover the carrying amount of their assets, resulting in a write-down to fair value. There have been no significant modifications to the amount of these charges.

Excess leased facility costs consist of non-cancelable lease payments and write-off of leasehold improvements for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of sublease income. Non-cancelable lease payments on excess leased facilities should be expended over 14 years, with the majority to be expended over 5 years. There have been no significant modifications to the amount of these charges.

The Company rebalanced the workforce by 79 employees in June and December 2001. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount should be expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

During 2000, the Company recorded special charges of $2,611. The charges consist of impairment in value of certain goodwill and purchased technology and costs for employee terminations due to the acquisition of Escalade Corp. Substantially all of these costs were expended in 2000 and the remaining amount was primarily expended in the first half of 2001. There have been no significant modifications to the amount of the charges.

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

5.    Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives are recognized as either assets or liabilities on the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs. The Company had no transition adjustment upon adoption of SFAS No. 133.

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

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for effectiveness quarterly. The effective portions of the net gains or losses on derivative instruments are reported as a component of other comprehensive income in stockholders’ equity. Other comprehensive income associated with hedges of foreign currency sales is reclassified into revenue in the same period as the related sale is recognized. Any residual changes in fair value of the instruments, including ineffectiveness and changes in fair value based on the differential between the spot and forward exchange rates, are recognized in current earnings in other income (expense).

The Company recognized a net loss of $913 in revenue from derivative instruments designated as cash flow hedges of forecasted sales transactions during the year ended December 31, 2001. As of December 31, 2001, the Company had a net unrealized gain associated with cash flow hedges of $3,227 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next year. The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Year ended December 31,	2001

Changes in fair value of derivatives	$2,314
Loss reclassified from other comprehensive income	913

Unrealized gain on derivatives	$3,227

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary. The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment. Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in other income (expense). For the year ended December 31, 2001, the Company recorded a net favorable adjustment of $892 in accumulated translation adjustment for derivatives designated as net investment hedges.

6.    Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2001	2000	1999

Domestic	$(8,170)	$(7,626)	$(3,235)
Foreign	47,041	78,122	6,104

Total	$38,871	$70,496	$2,869

The provision (benefit) for income taxes is as follows:

Year ended December 31,	2001	2000	1999

Current:
Federal	$16,428	$4,504	$2,094
State	500	776	295
Foreign	3,509	9,751	3,389

Total current	20,437	15,031	5,778

Deferred:
Federal	(7,172)	732	(5,622)
Foreign	(5,498)	(254)	479

Total deferred	(12,670)	478	(5,143)

Total	$7,767	$15,509	$635

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2001	2000	1999

Federal tax	$13,604	$24,675	$1,004
State tax, net of federal benefit	325	498	192
Impact of international operations	(9,151)	(12,971)	1,647
Non-deductible acquisition costs	872	2,173	4,536
Other, net	2,117	1,134	(6,744)

Provision for income taxes	$7,767	$15,509	$635

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2001	2000	1999

Net changes in deferred tax assets and liabilities	$(5,504)	$(9,530)	$(473)
Deferred tax assets reducing goodwill	—	1,935	—
Tax effect of changes in market value of securities available for sale	(1,503)	—	—
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	(5,663)	8,073	(4,670)

Total	$(12,670)	$478	$(5,143)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2001	2000

Deferred tax assets:
Depreciation of property and equipment	$23	$163
Reserves and allowances	2,313	4,130
Accrued expenses not currently deductible	9,271	7,701
Net operating loss carryforwards	11,215	9,562
Tax credit carryforwards	41,107	47,361
Purchased technology & other intangibles	16,973	6,759
Other, net	3,970	3,692

Total gross deferred tax assets	84,872	79,368
Less valuation allowance	(50,043)	(55,706)

Net deferred tax asset	$34,829	$23,662

Long-term deferred tax asset of $21,214 and $11,984 as of December 31, 2001 and 2000, respectively, is included in other assets.

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is $29,198 as of December 31, 2001. This amount is due to the uncertainty of U.S. entities generating sufficient taxable income, including the deduction for stock options, to realize certain domestic deferred tax assets which are attributable to differences between financial and tax reporting of employee stock option transactions.

As of December 31, 2001, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $6,022, foreign tax credits of $17,112, alternative minimum tax credit of $1,977 and research and experimentation credit carryforwards of $15,757. As of December 31, 2001, the Company, for state income tax purposes, has net operating loss carryforwards totaling $87,431 from multiple jurisdictions, research and experimentation credits of $5,004 and child care and facility credits of $1,258. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2002 through 2011, the foreign tax credits will expire in 2005, and research and experimentation credit carryforwards between 2002 through 2013.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2001 the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $221,623. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

The Company has settled its federal income tax obligations through 1991. The Company believes the provisions for income taxes for years since 1991 are adequate.

7.    Property, Plant and Equipment

A summary of property, plant and equipment follows:

As of December 31,	2001	2000

Computer equipment and furniture	$130,527	$134,501
Buildings and building equipment	50,156	50,156
Land and improvements	14,050	14,050
Leasehold improvements	19,333	18,209

	214,066	216,916
Less accumulated depreciation and amortization	(131,819)	(134,356)

Property, plant and equipment, net	$ 82,247	$ 82,560

8.    Short-Term Borrowings

Short-term borrowings from time to time include drawings by subsidiaries under multi-currency unsecured credit agreements. Interest rates are generally based on the applicable country’s prime lending rate depending on the currency borrowed. The Company has available lines of credit of approximately $13,116 as of December 31, 2001. No significant borrowings were outstanding under these agreements at December 31, 2001 and 2000.

In January 2001, the Company renewed a committed revolving loan with a bank that remains in effect until 2004, which gives the Company the ability to borrow up to $100,000 and is available for general operational purposes. The revolving loan has a variable rate, which is calculated based on the Company’s financial position and operating performance and is subject to certain loan covenants. The Company paid financing fees of $530 for this agreement, which will be amortized over its life.

9.    Long-Term Notes Payable

The Company has unsecured long-term notes payable of $5,100 and $6,100 to the former shareholders of Harness Software Group at December 31, 2001 and 2000, respectively. The notes are due December 31, 2004 and bear interest at LIBOR (London Interbank Offering Rate) less 1% which was 1.44% at December 31, 2001. Additionally, the noteholders may request repayments of principal in advance of the notes’ due date. Interest is payable quarterly.

10.    Net Income Per Share

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

The following provides the computation of basic and diluted income per share:

Year Ended December 31,	2001	2000	1999

Net Income	$31,104	$54,987	$2,234

Weighted average shares used to calculate basic income per share	64,436	64,125	65,629
Employee stock options and employee stock purchase plan	3,111	3,261	695
Warrants	134	123	—

Weighted average common and potential common shares used to calculate diluted net income per share	67,681	67,509	66,324

Basic income per share	$.48	$.86	$.03

Diluted income per share	$.46	$.81	$.03

Options to purchase 670, 123, and 2,719 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively. The options were excluded because the options’ were anti-dilutive as the exercise price was greater than the average market price of the common shares for the respective periods.

11.    Incentive Stock

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

12.    Employee Stock and Savings Plans

The Company has three common stock option plans which provide for the granting of incentive and nonqualified stock options to key employees, officers and non-employee directors of the Company and its subsidiaries. The three stock option plans are administered by the Compensation Committee of the Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company.

The Company also has a stock plan that provides for the sale of common stock to key employees of the Company and its subsidiaries. Shares can be awarded under the plan at no purchase price as a stock bonus and the stock plan also provides for the granting of nonqualified stock options.

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for an employee stock option and similar equity instrument. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

Year ended December 31,	2001	2000	1999

Risk-free interest rate	4.6%	5.7%	5.5%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.1	4.0	5.5
Expected volatility	78%	60%	78%

Using the Black-Scholes methodology, the total value of options granted during 2001, 2000 and 1999 was $39,557, $40,862 and $33,580, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2001, 2000 and 1999 was $11.99, $8.99 and $6.82 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Year ended December 31,	2001	2000	1999

Net income (loss)	$17,920	$44,598	$(10,550)
Basic net income (loss) per share	$0.28	$0.70	$(0.16)
Diluted net income (loss) per share	$0.28	$0.69	$(0.16)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future results. SFAS No. 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

The following table summarizes information about options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price

$ 0.04 – 8.06	2,447	6.22	$7.10	1,527	$7.02
$ 8.09 – 9.88	1,396	6.03	$9.04	1,111	$9.16
$10.00 – 11.63	1,577	4.67	$10.60	1,274	$10.71
$12.19 – 13.44	1,478	7.38	$12.64	521	$12.60
$13.50 – 17.68	667	8.24	$15.98	205	$15.92
$17.81 – 17.81	3,086	8.77	$17.81	837	$17.81
$18.13 – 18.45	83	9.34	$18.42	4	$18.21
$18.84 – 18.84	2,200	9.81	$18.84	—	—
$19.13 – 28.88	877	9.06	$23.83	110	$23.30
$29.13 – 29.13	60	9.08	$29.13	5	$29.13

$ 0.04 – 29.13	13,871	7.59	$14.18	5,594	$11.09

Options under all four plans generally expire ten years from the date of grant and become exercisable over a four to five-year period from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to operations ratably over the vesting period. At December 31, 2001, 1,986 shares were available for future grant. Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price

Balance at December 31, 1998	9,266	$8.84
Granted	5,918	8.85
Exercised	(1,367)	5.26
Canceled	(1,272)	8.65

Balance at December 31, 1999	12,545	$9.25

Granted	4,659	17.36
Exercised	(2,726)	8.44
Canceled	(2,002)	10.56

Balance at December 31, 2000	12,476	$12.25

Granted	3,160	20.20
Exercised	(1,338)	9.33
Canceled	(427)	17.60

Balance at December 31, 2001	13,871	$14.18

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan and reserved 1,400 shares for issuance. The shareholders have subsequently amended the plan to reserve an additional 9,000 shares for issuance. Under the plan prior to 2001, each eligible employee could purchase up to 800 shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. The shareholders amended the plan effective for 2001 to provide for overlapping two-year offerings starting every six months with purchases every six months during those offerings. Each eligible employee may purchase up to 1,600 shares of stock per semi-annual period at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or the end of each semi-annual purchase period. Employees purchased 338 and 539 shares under the plan in 2001 and 2000, respectively. At December 31, 2001, 3,726 shares remain available for future purchase under the plan. The plan will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the plan at this time.

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over 5 years, 20% for each year of service completed. The Company’s matching contributions to the Savings Plan were $3,619, $3,562 and $3,359, in 2001, 2000 and 1999, respectively.

13.    Stock Repurchases

The Board of Directors has authorized the Company to repurchase shares in the open market. The Company purchased 1,621, 2,979 and 3,528 shares of common stock for an aggregate purchase price of $39,658, $52,488 and $33,553 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

14.    Common Stock Warrant

On October 31, 1999, as part of the purchase price for the acquisition of substantially all of the assets of VeriBest, the Company issued a warrant to VeriBest to purchase 500 shares of the Company’s Common Stock for $15 per share exercisable from October 31, 2001 until October 31, 2002. In November 2001, VeriBest gave up all future rights to exercise the warrant in exchange for cash consideration of $2,000, at which time the warrant was cancelled.

15.    Accumulated Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

Year ended December 31,	2001	2000	1999

Foreign currency translation adjustment	$10,736	$14,219	$19,664
Unrealized gain on derivatives	3,227	—	—
Unrealized gain on investments	4,539	1,100	—

Accumulated other comprehensive income	$18,502	$15,319	$19,664

16.	Commitments and Contingencies

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,

2002	$22,155
2003	19,159
2004	15,993
2005	14,091
2006	11,824
Thereafter	27,299

Total	$110,521

Rent expense under operating leases was $20,903, $21,879 and $21,366 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has entered into agreements to sublease portions of its facility sites. Under terms of these agreements approximately 301 square feet of space was rented to third parties and are expected to result in rental receipts of $4,667 in 2002.

Legal Proceedings
In October 1997, Quickturn, a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by SimExpress of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress violated EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress. The Company has appealed the court’s application of assignor estoppel. Quickturn has appealed the invalidation of EP’491. The German Supreme Court will hear both appeals.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of EP’491. There have been no rulings by the French court regarding the merits of this case to date. In 2001, the Company filed suit against Cadence and Quickturn (Quickturn became a Cadence subsidiary in 1999) in France claiming misappropriation of patent rights. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995 and filed one or more patent applications claiming rights to inventions Quickturn learned from Meta.

The Company has two consolidated lawsuits pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. The Company also has pending a misappropriation of trade secret case in U.S. District Court for the Northern District of California. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995. The Company also alleges that Quickturn filed a U.S. patent application claiming technology Quickturn learned from Meta in the same period. The Company asks the court to correct the inventorship of the resulting U.S. patent. This case has been consolidated with the patent infringement lawsuit for purposes of discovery and scheduling. The Company expects trial in the patent infringement lawsuits and the trade secret case to occur around October 2002.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.    Other Income (Expense), Net

Other income (expense) is comprised of the following:

Year ended December 31,	2001	2000	1999

Interest income	$11,954	$10,421	$7,152
Interest expense	(2,023)	(2,034)	(993)
Litigation related costs	(7,757)	(11,705)	(15,312)
Minority interest in earnings	(408)	(1,383)	(778)
Foreign exchange gain (loss)	689	450	(1,651)
Gain on sale of property, plant and equipment	—	3,118	—
Other, net	(1,785)	(3,665)	(1,429)

Total	$670	$(4,798)	$(13,011)

18.    Supplemental Cash Flow Information

The	following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2001	2000	1999

Cash paid for:
Interest expense	$1,420	$2,103	$800
Income taxes	9,867	5,955	1,955
Debt issued for purchase of a business	—	6,100	—
Issuance of stock warrant and stock options for purchase of businesses	—	—	5,482

19.    Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODM’s are the Chief Executive Officer and the President.

The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North America Europe, Japan and Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. The Company’s reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income. The corporate component of operating income represents research and development, corporate marketing and selling, corporate general and administration, special and merger and acquisition related charges. Corporate capital expenditures and depreciation and amortization are generated from assets allotted to research and development, corporate marketing and selling and corporate general and administration. Reportable segment information is as follows:

Year ended December 31,	2001	2000	1999

Revenues:
Americas	$293,828	$281,084	$249,968
Europe	174,025	176,510	150,833
Japan	97,947	98,707	82,736
Pacific Rim	34,571	33,534	27,597

Total	$600,371	$589,835	$511,134

Operating Income:
Americas	$166,164	$151,104	$135,404
Europe	96,604	92,735	50,324
Japan	55,788	55,425	41,635
Pacific Rim	22,873	23,448	15,657
Corporate	(303,228)	(247,418)	(227,140)

Total	$38,201	$75,294	$15,880

Depreciation and Amortization:
Americas	$1,679	$4,055	$4,121
Europe	4,823	5,042	5,235
Japan	681	749	987
Pacific Rim	548	476	612
Corporate	9,993	9,125	10,762

Total	$17,724	$19,447	$21,717

Capital Expenditures:
Americas	$1,734	$3,545	$2,299
Europe	4,045	6,813	6,165
Japan	2,191	522	1,158
Pacific Rim	629	481	266
Corporate	10,091	7,658	5,677

Total	$18,690	$19,019	$15,565

Identifiable Assets:
Americas	$353,009	$313,830	$254,601
Europe	99,964	113,145	123,995
Japan	50,480	74,093	47,108
Pacific Rim	20,022	29,846	25,682

Total	$523,475	$530,914	$451,386

20.    Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31

2001

Total revenues	$154,502	$149,492	$131,042	$165,335
Gross margin	$122,671	$120,707	$102,170	$140,150
Operating income (loss)	$20,170	$16,653	$8,331	$(6,953)
Net income (loss)	$16,400	$13,502	$6,032	$(4,830)
Net income (loss) per share, basic	$0.25	$0.21	$0.09	$(.07)
Net income (loss) per share, diluted	$0.24	$0.20	$0.09	$(.07)

2000

Total revenues	$128,134	$138,052	$141,938	$181,711
Gross margin	$101,361	$108,655	$113,238	$147,893
Operating income	$13,649	$9,832	$18,868	$32,945
Net income	$10,437	$5,997	$14,841	$23,712
Net income per share, basic	$0.16	$0.09	$0.23	$0.37
Net income per share, diluted	$0.16	$0.09	$0.22	$0.35

21.    Subsequent Event

On December 7, 2001, the Company commenced an $11.00 per share tender offer for all outstanding shares of IKOS Systems, Inc., a Delaware corporation (IKOS), or approximately $93,500 for approximately 8,500 shares outstanding. Prior to commencement of this offer, the Company purchased 842 shares of IKOS common stock for $6,216.

On March 12, 2002, the Company announced the definitive agreement to acquire all outstanding shares of IKOS. The transaction is expected to be finalized by the end of the first quarter of 2002.

REPORT OF MANAGEMENT

Management of Mentor Graphics Corporation is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on informed judgements and best estimates and assumptions of management. The consolidated financial statements have been audited by Arthur Andersen LLP, independent auditors, whose report is included below.

Management of the Company has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility.

The Audit Committee of the Board of Directors is comprised of four directors who are not officers or employees of Mentor Graphics Corporation or its subsidiaries. These directors meet with management and the independent auditors in connection with their review of matters relating to the Company’s annual financial statements, the Company’s system of internal accounting controls, and the services of the independent auditors. The Committee meets with the independent auditors, without management present, to discuss appropriate matters. The Committee reports its findings to the Board of Directors and also recommends the selection and engagement of independent auditors.

Walden C. Rhines
Chairman of the Board and Chief Executive Officer

Gregory K. Hinckley
President

Report of Independe nt Public Accountants

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheet of Mentor Graphics Corporation and subsidiaries (an Oregon corporation) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Portland, Oregon
January 23, 2002 (except with respect to the matter discussed in
Note 21, as to which the date is March 12, 2002)

Independent Auditors’ Report

To the Stockholders and Board of Directors
Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheet of Mentor Graphics Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two–year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon
January 31, 2001

Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers of Registrant

The information required by this item concerning the Company’s Directors is included under “Election of Directors” in the Company’s 2002 Proxy Statement and is incorporated herein by reference. The information concerning the Company’s Executive Officers is included herein on page 8 under the caption “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under “Compensation of Directors” and “Information Regarding Executive Officer Compensation” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under “Election of Directors” and “Information Regarding Beneficial Ownership of Principal Shareholders and Management” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Schedule	Page

II Valuation and Qualifying Accounts	48
Report of Independent Public Accountant on Schedule	48

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(a) 3 Exhibits

3.	A.	1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 4A to the Company’s Registration Statement on Form S-3 (Registration No. 33-23024).
B.
Articles of Amendment of 1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 10-K).

	C.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 10-K).
4.	A.
Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.

10.	*A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s 2000 10-K.
	*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
	*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
	*E.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company’s 1998 10-K.

	*F.	Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.F to the Company’s 1998 10-K.
	G.	Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company’s Form SE dated March 25, 1992.
	H.	Credit Agreement between Mentor Graphics Corporation and Bank of America National Trust and Savings Association dated January 10, 2001.
21.		List of Subsidiaries of the Company.
23.		Consents of Independent Public Accountants.

*Management contract or compensatory plan or arrangement

No reports on Form 8-K were filed by the Company during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2002.

MENTOR GRAPHICS CORPORATION

By	/s/ WALDEN C. RHINES
Walden C. Rhines Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 15, 2002, in the capacities indicated.

(1)	Principal Executive Officer: /s/ WALDEN C. RHINES Walden C. Rhines	Chief Executive Officer

(2)	Principal Financial Officer: /s/ GREGORY K. HINCKLEY Gregory K. Hinckley	President

(3)	Principal Accounting Officer: /s/ ANTHONY B. ADRIAN Anthony B. Adrian	Vice President, Corporate Controller

(4)	Directors: /s/ WALDEN C. RHINES Walden C. Rhines	Chairman of the Board

	/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director

	/s/ SIR PETER BONFIELD Sir Peter Bonfield	Director

	/s/ MARSHA B. CONGDON Marsha B. Congdon	Director

	/s/ JAMES R. FIEBIGER James R. Fiebiger	Director

	/s/ DAVID A. HODGES David A. Hodges	Director

	/s/ KEVIN C. MCDONOUGH Kevin C. McDonough	Director

	/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance	Additions	Deductions	Ending Balance

Year ended December 31, 1999
Allowance for doubtful accounts[1]	$2,987	$1,132	$1,315	$2,804
Accrued restructuring costs	$4,883	$8,887	$6,030	$7,740

Year ended December 31, 2000
Allowance for doubtful accounts[1]	$2,804	$1,405	$825	$3,384
Accrued restructuring costs	$7,740	$1,027	$7,720	$1,047

Year ended December 31, 2001
Allowance for doubtful accounts[1]	$3,384	$1,030	$1,141	$3,273
Accrued restructuring costs	$1,047	$12,840	$1,266	$12,621

(1)	Deductions primarily represent accounts written off during the period

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT ON SCHEDULE
To the Stockholders and Board of Directors
Mentor Graphics Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Mentor Graphics Corporation as of December 31, 2001 and for the year then ended included in this Form 10-K, and have issued our report thereon dated January 23, 2002. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule “Schedule II, Valuation and Qualifying Accounts” is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Portland, Oregon
January 23, 2002 (except with respect to the matter discussed in
Note 21, as to which the date is March 12, 2002)

INDEPENDENT AUDITORS’ REPORT
To the Stockholders and Board of Directors
Mentor Graphics Corporation:

Under date of January 31, 2001, we reported on the consolidated balance sheet of Mentor Graphics Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2000, which are included in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule for the two-year period ended, December 31, 2000 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon
January 31, 2001