Form 10-Q
period 2002-03-31
MENTOR GRAPHICS CORP
filed 2002-05-15
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002.	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0786033 (IRS Employer Identification No.)

8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777
(Address including zip code of principal executive offices)
Registrant’s telephone number, including area code: (503) 685-7000

NO CHANGE
Former name, and former
fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Number of shares of common stock, no par value, outstanding as of May 1, 2002: 65,402,224

MENTOR GRAPHICS CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Mentor Graphics Corporation
Consolidated Statements of Operations
(Unaudited)

Three months ended March 31,	2002	2001

In thousands, except per share data
Revenues:
System and software	$67,901	$86,476
Service and support	60,103	68,026

Total revenues	128,004	154,502

Cost of revenues:
System and software	4,587	7,358
Service and support	19,812	23,411
Amortization of purchased technology	472	1,062

Total cost of revenues	24,871	31,831

Gross margin	103,133	122,671

Operating expenses:
Research and development	35,608	32,640
Marketing and selling	47,671	52,573
General and administration	16,579	18,175
Amortization of intangibles	—	2,259
Special charges	789	—
Merger and acquisition related charges	4,000	—

Total operating expenses	104,647	105,647

Operating income (loss)	(1,514)	17,024
Other income, net	3,711	3,476

Income before income taxes	2,197	20,500
Income tax expense	439	4,100

Net income	$1,758	$16,400

Net income per share:
Basic	$.03	$.25

Diluted	$.03	$.24

Weighted average number of shares outstanding:
Basic	65,224	64,435

Diluted	68,826	68,672

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2002	As of December 31, 2001 (1)

In thousands
Assets
Current assets:
Cash and cash equivalents	$69,527	$124,029
Short-term investments	9,344	23,147
Trade accounts receivable, net	149,727	139,391
Inventory, net	8,938	5,009
Prepaid expenses and other	25,588	20,233
Deferred income taxes	14,745	15,118

Total current assets	277,869	326,927

Property, plant and equipment, net	89,607	82,247
Term receivables, long-term	59,534	58,922
Intangible assets, net	35,221	11,884
Unallocated purchase price – IKOS	89,124	—
Other assets, net	29,779	41,241

Total assets	$581,134	$521,221

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$22,000	$—
Accounts payable	12,323	8,581
Income taxes payable	38,539	39,465
Accrued payroll and related liabilities	36,469	47,922
Accrued liabilities	30,128	24,752
Minority interest	1,313	—
Deferred revenue	84,024	56,914

Total current liabilities	224,796	177,634

Notes payable	5,100	5,100
Other long-term liabilities	15,142	9,366

Total liabilities	245,038	192,100

Commitments and contingencies (Note 14)
Minority interest	2,911	2,913

Stockholders’ equity:
Common stock	253,946	245,672
Retained earnings	66,046	64,288
Accumulated other comprehensive income	13,193	16,248

Total stockholders’ equity	333,185	326,208

Total liabilities and stockholders’ equity	$581,134	$521,221

See accompanying notes to unaudited consolidated financial statements.

(1) December 31, 2001 restated to account for previously owned shares of IKOS Corporation under the equity method as required by Accounting Research Bulletin No. 51 “Consolidated Financial Statements”.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31,	2002	2001

In thousands
Operating Cash Flows:
Net income	$1,758	$16,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	4,622	4,205
Amortization of intangibles and other assets	472	3,321
Deferred income taxes	241	165
Changes in other long-term liabilities and minority interest	63	(18)
Write-down of assets	4,000	—
Gain on sale of investments	(2,438)	(519)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	(4,136)	20,835
Prepaid expenses and other	5,484	(3,600)
Term receivables, long-term	(440)	(1,300)
Accounts payable and accrued liabilities	(17,800)	(25,900)
Income taxes payable	(1,408)	852
Deferred revenue	16,550	12,854

Net cash provided by operating activities	6,968	27,295

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	21,002	25,291
Purchases of short-term investments	(4,000)	(13,716)
Purchases of property, plant and equipment	(4,291)	(5,846)
Acquisitions of businesses and equity interests	(102,144)	—
Proceeds from sale of investments	—	519

Net cash provided (used) by investing activities	(89,433)	6,248

Financing Cash Flows:
Proceeds from issuance of common stock	8,274	6,886
Repurchase of common stock	—	(37,274)
Proceeds from short-term borrowings	22,000	—
Repayment of long-term debt	(2,161)	—

Net cash provided (used) by financing activities	28,113	(30,388)

Effect of exchange rate changes on cash and cash equivalents	(150)	(955)

Net change in cash and cash equivalents	(54,502)	2,200
Cash and cash equivalents at beginning of period	124,029	109,112

Cash and cash equivalents at end of period	$69,527	$111,312

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
Notes to Consolidated Financial Statements
(In thousands, except per share amounts; Unaudited)

(1)
General – The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the accompanying consolidated financial statements for 2001 to conform with the 2002 presentation.

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

(2)	Summary of Significant Accounting Policies –

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Long-Lived Assets
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Under SFAS No. 144, the Company continues to periodically review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. As of March 31, 2002, there has been no such indication of impairment.

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

Goodwill
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under SFAS No. 142, the Company ceases amortization of goodwill as of that date. In accordance with this SFAS, the Company is not required to complete the transitional goodwill impairment test until June 30, 2002. The Company is evaluating, but has not yet determined, whether adoption of this statement will result in an impairment of goodwill. The Company had goodwill of $7,287 at December 31, 2001 to be tested. In the future, impairment must be assessed at least annually for goodwill or when indication of impairment exists.

(3)
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

The following provides the computation of basic and diluted income per share:

Three months ended March 31,	2002	2001

Net Income	$1,758	$16,400

Weighted average shares used to calculate basic income per share	65,224	64,435
Employee stock options and employee stock purchase plan	3,588	4,022
Warrants	14	215

Weighted average common and potential common shares used to calculate diluted net income per share	68,826	68,672

Basic income per share	$.03	$.25
Diluted income per share	$.03	$.24

Options to purchase 516 and 151 shares of common stock were not included in the computation of diluted earnings per share for the quarters ended March 31, 2002 and 2001, respectively. The options were excluded because the options’ were anti-dilutive as the exercise price was greater than the average market price of common shares for the respective periods.

(4)
Stock Repurchases – The board of directors has authorized the Company to repurchase shares in the open market. The Company did not repurchase shares of common stock in the first quarter of 2002 compared to 1,458 shares of common stock purchased for an aggregate purchase price of $37,274 in the comparable period of 2001. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(5)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Three months ended March 31,	2002	2001

Interest paid	$120	$684
Income taxes paid, net of refunds	$351	$2,803

(6)	Comprehensive Income (Loss) – The following provides a summary of comprehensive income (loss):

Three months ended March 31,	2002	2001

Net income	$1,758	$16,400
Change in accumulated translation adjustment	212	(2,576)
Unrealized gain / (loss) on investments reported at fair value	153	(140)
Reclassification adjustment for investment gains included in net income	(2,438)	(519)
Change in unrealized gain on derivative instruments	(982)	18

Comprehensive income (loss)	$(1,297)	$13,183

(7)
Special Charges – During the first quarter of 2002, the Company recorded special charges of $789. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 18 employees in March 2002. This reduction primarily impacted research and development due to the overlap of employee skill sets as a result of recent acquisitions. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended during the second quarter of 2002. There have been no significant modifications to the amount of these charges.

The Company recorded no special charges in the first three months of 2001.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2002:

	Accrued Special Charges at December 31, 2001	2002 Special Charges (excluding asset write-offs)	2002 Payments	Accrued Special Charges at March 31, 2002

Employee severance and related costs	$3,107	$574	$(1,734)	$1,947
Lease termination fees and other facility costs	9,300	—	(295)	9,005
Other costs	214	215	(215)	214

Total	$12,621	$789	$(2,244)	$11,166

(8)
Merger and Acquisition Related Charges – In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supports the premium paid over the fair market value of individual assets. The total purchase price including acquisition costs was $22,843. The excess of liabilities assumed over tangible assets acquired was $2,357. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $4,000, goodwill of $16,420, technology capitalization of $6,500 and other identified intangible capitalization of $880, net of related deferred tax liability of $2,600. The technology will be amortized to cost of goods sold over 5 years. Of the $880 other identified intangible capitalization, $480 has been determined to have an indefinite life and will not be amortized, while the remaining $400 will be amortized primarily over 5 years to operating expenses. The separate results of operations were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In connection with this acquisition, the Company recorded a charge to operations of $4,000 for the write-off of in process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results.

The Company recorded no merger and acquisition related charges in the first three months of 2001.

(9)
Acquisition of IKOS – On March 27, 2002, the Company acquired an 83% interest in IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supports the premium paid over the fair market value of individual assets. The total purchase price at March 31, 2002 including acquisition expenses was $94,445. Net tangible assets acquired were $5,321. The allocation of the total purchase price among intangible assets and in process R&D has not been determined. Unallocated purchase price of $89,124 is included in long-term assets in the consolidated balance sheet as of March 31, 2002 pending final appraisal from a third party. IKOS’s results of operations have been included in the Company’s results from March 27, 2002 forward. Minority interest in the amount of $346 was excluded from current quarter earnings. Acquisition of the remaining minority interest in IKOS will be completed in the second quarter of 2002 at a total cost of approximately $23,000.

(10)
Goodwill – The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. In-process research and development will continue to be written off immediately.

The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the three months ended March 31, 2001:

Three months ended March 31,	2002	2001

Net Income:
As reported	$1,758	$16,400
Goodwill amortization (net of tax)	—	1,807

Adjusted net income	$1,758	$18,207

Basic income per share:
As reported	$.03	$.25

As adjusted	$.03	$.28

Diluted income per share:
As reported	$.03	$.24

As adjusted	$.03	$.27

(11)
Derivative Instruments and Hedging Activities – The Company uses derivatives to partially offset its business exposure to currency risk. Forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk of future cash flows on certain forecasted revenues and expenses. Typically, the Company hedges portions of its forecasted currency exposure associated with revenues and expenses over a time horizon of one year.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for effectiveness quarterly. The effective portions of the net gains or losses on derivative instruments are reported as a component of other comprehensive income in stockholders’ equity. Other comprehensive income associated with hedges of foreign currency revenue is reclassified into revenue in the same period as the related sale is recognized. Other comprehensive income associated with hedges of foreign currency expense is reclassified into expense in the same period as the related expense is recognized. Any residual changes in fair value of the instruments, including ineffectiveness and changes in fair value based on the differential between the spot and forward exchange rates, are recognized in current earnings in other income and expense.

The Company recognized a net gain of $432 from derivative instruments designated as cash flow hedges of forecasted sales and commission expense transactions during the quarter ended March 31, 2002. As of March 31, 2002, the Company had a net unrealized gain associated with cash flow hedges of $2,245 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next year. Of the $2,245 recorded in accumulated other comprehensive income, $2,440 unrealized gain related to the sale of JPY cash flow hedges and $195 unrealized loss related to the purchase of EUR cash flow hedges. The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Three months ended March 31,	2002

Changes in fair value of derivatives	$1,813
Gain reclassified from other comprehensive income	432

Accumulated derivative gain	$2,245

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary. The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment. Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in other income and expense. For the quarter ended March 31, 2002, the Company recorded a net favorable adjustment of $13 in accumulated translation adjustment for derivatives designated as net investment hedges.

(12)	Commitments and Contingencies – See “Part II – Item 1. Legal Proceedings” for a description.

(13)
Segment Reporting – The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. The Company’s reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special and merger and acquisition related charges. Reportable segment information is as follows:

Three months ended March 31,	2002	2001

Revenues
Americas	$60,077	$72,569
Europe	33,235	44,106
Japan	23,494	29,830
Pac Rim	11,198	7,997

Total	$128,004	$154,502

Operating income (loss)
Americas	$30,468	$38,729
Europe	16,788	22,039
Japan	14,888	16,012
Pac Rim	7,454	4,602
Corporate	(71,112)	(64,358)

Total	$(1,514)	$17,024

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

Three months ended March 31,	2002	2001

Revenues
Integrated Circuit (IC) Design	$94,786	$101,275
Systems Design	27,051	39,162
Professional Services	6,167	14,065

Total	$128,004	$154,502

(14)
Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on January 1, 2003. The Company does not expect this statement to have a material impact on the consolidated financial position or results of operations.

(15)
Subsequent Event – On April 23, 2002, the Company entered into an Agreement and Plan of Merger with Innoveda, Inc. (Innoveda) pursuant to which the Company will acquire Innoveda for $3.95 per share in cash, or approximately $160,000 for approximately 40,382 shares outstanding. Pursuant to the Agreement and Plan of Merger, the Company commenced a cash tender offer on April 30, 2002 for all outstanding Innoveda shares at $3.95 per share. Subject to satisfaction of conditions in the agreement, the transaction is expected to be completed in the second quarter of 2002.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months ended March 31, 2002 totaled $67,901 representing a decrease of $18,575 or 21% from the first quarter of 2001. IKOS product revenues of $4,318 for the period of March 27 to March 31, 2002 have been included in the Company’s revenues. The net decrease was primarily attributable to a decline in software product revenue as a result of the downturn in the economy as well as changes in exchange rates from the U.S. dollar to Japanese yen and other European currencies.

System and software gross margin was 93% for the first quarter of 2002 compared to 90% for the first quarter of 2001. Gross margin was higher in 2002 primarily as a result of lower product sales for which royalties were paid and reduced amortization of purchased technology.

Amortization of purchased technology was $472 in the first quarter of 2002 compared to $1,062 in the first quarter of 2001. The decrease in amortization of purchased technology is attributable to write-offs in 2001.

Service and Support

Service and support revenues for the three months ended March 31, 2002 totaled $60,103 representing a decrease of $7,923 or 12% from the first quarter of 2001. The decrease was due to lower consulting revenue as a result of cuts in spending by the Company’s customers due to the downturn of the economy. Support revenue was relatively flat compared to the first quarter of 2001.

Service and support gross margin was 67% for the first quarter of 2002 compared to 66% for the first quarter of 2001. The increase in overall service and support gross margins was due to cuts in support spending.

Geographic Revenues Information

Three months ended March 31,	2002	Change	2001

Americas	$60,077	(17%)	$72,569
Europe	33,235	(25%)	44,106
Japan	23,494	(21%)	29,830
Pac Rim	11,198	40%	7,997

Total	$128,004		$154,502

Americas revenues, including service and support revenues, decreased 17% from the first quarter of 2001 to the first quarter of 2002. Revenues outside the Americas represented 53% of total revenues in the first quarter of 2002 and 2001. European revenues decreased 25% from the first quarter of 2001 to the first quarter of 2002. The effects of exchange rate differences from the European currencies to the U.S. dollar negatively impacted European revenues by approximately 2% for the first quarter of 2002. Exclusive of currency effects, lower revenue in Europe was primarily due to lower software and consulting sales. Japanese revenues decreased 21% from the first quarter of 2001 to the first quarter of 2002. The effects of exchange rate differences from the Japanese yen to the U.S. dollar negatively impacted Japanese revenues by approximately 13% in the first quarter of 2002. Exclusive of currency effects, lower revenue in Japan was primarily due to lower accelerated verification and consulting sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $35,608 and $32,640 or 28% and 21% of revenues for the first quarters of 2002 and 2001, respectively. Marketing and selling expenses totaled $47,671 and $52,573 or 37% and 34% of revenues for the first quarters of 2002 and 2001, respectively. General and administration expenses totaled $16,579 and $18,175 or 13% and 12% of revenues for the first quarters of 2002 and 2001, respectively. General and administration expenses for both 2001 and 2002 now include litigation related costs. The Company previously included these costs in other income and expense. See “Part II–Item 1. Legal Proceedings” for further discussion of legal proceedings. Amortization of intangibles totaled $0 and $2,259 for the first quarters of 2002 and 2001, respectively. The decrease in total operating expenses in absolute dollars is due to lower commissions and variable compensation, decreased litigation costs and decreased goodwill amortization as a result of SFAS No. 142, which states that goodwill will no longer be subject to amortization. These decreases were partially offset by an increase in operating costs attributable to acquisitions during the first quarter of 2002.

SPECIAL CHARGES

During the first quarter of 2002, the Company recorded special charges of $789. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 18 employees in March 2002. This reduction primarily impacted research and development due to the overlap of employee skill sets as a result of recent acquisitions. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended during the second quarter of 2002. There have been no significant modifications to the amount of these charges.

The Company recorded no special charges in the first three months of 2001.

MERGER AND ACQUISITION RELATED CHARGES

In February 2002, the Company acquired ATI, a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supports the premium paid over the fair market value of individual assets. The total purchase price including acquisition costs was $22,843. The excess of liabilities assumed over tangible assets acquired was $2,357. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $4,000, goodwill of $16,420, technology capitalization of $6,500 and other identified intangible capitalization of $880, net of related deferred tax liability of $2,600. The technology will be amortized to cost of goods sold over 5 years. Of the $880 other identified intangible capitalization, $480 has been determined to have an indefinite life and will not be amortized, while the remaining $400 will be amortized primarily over 5 years to operating expenses. The separate results of operations were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In connection with this acquisition, the Company recorded a charge to operations of $4,000 for the write-off of in process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results.

The Company recorded no merger and acquisition related charges in the first three months of 2001.

OTHER INCOME, NET

Other income, net totaled $3,711 for the first quarter of 2002 compared to $3,476 for the first quarter of 2001. Interest income was $2,138 in the first quarter of 2002 compared to $3,210 in the first quarter of 2001. Interest expense was $132 in the first quarter of 2002 compared to $433 in first quarter of 2001. Foreign currency gain was $2 in the first quarter of 2002 compared to $481 in the first quarter of 2001. In addition, other income was favorably impacted by a gain on sale of investment of $2,438 in the first quarter of 2002 compared to $519 in the first quarter of 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes was $439 in the first quarter of 2002 compared to $4,100 in the first quarter of 2001. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions, offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in offshore operations.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

Under Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The portion of the valuation allowance for deferred tax assets related to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits will be applied directly to contributed capital, will be maintained until such benefits are actually realized on the Company’s income tax returns. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company’s revenues are generated outside of the United States. For 2002 and 2001, approximately half of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company’s results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the Consolidated Balance Sheets, increased to $10,948 at March 31, 2002, from $10,736 at the end of 2001. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2001 as a result of a weaker U.S. dollar as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at March 31, 2002 were $78,871 compared to $147,176 at the end of 2001. Cash provided by operations was $6,968 in the first quarter of 2002 compared to $27,295 in the first quarter of 2001. Cash provided by operations in the first quarter of 2002 was positively impacted by net income of $1,758, depreciation and amortization of $5,094, non-cash asset write-down of $4,000 and an increase in deferred revenue of $16,550. Cash provided by operations in the first quarter of 2002 was negatively impacted by a decrease in accounts payable and accrued liabilities of $17,800. Cash provided by operations in the first quarter of 2001 was positively impacted by net income of $16,400, depreciation and amortization of $7,526, a decrease in trade accounts receivable of $20,835 and an increase in deferred revenue of $12,854. Cash provided by operations in the first quarter of 2001 was negatively impacted by a decrease in accounts payable and accrued liabilities of $25,900.

Cash used for investing activities, excluding short-term investments, was $106,435 and $5,327 in the first quarters of 2002 and 2001, respectively. Cash used for investing activities included capital expenditures of $4,291 and $5,846 in the first quarters of 2002 and 2001, respectively. Purchase of businesses was $102,144 for the first quarter of 2002 compared to zero in the first quarter of 2001. Cash provided by financing activities was $28,113 in the first quarter of 2002 compared to cash used for financing activities of $30,388 in the first quarter of 2001. Cash provided by financing activities in 2002 included $22,000 in proceeds from short-term borrowings. Cash used for financing activities in 2001 included a repurchase of 1,458 shares of common stock for $37,274. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $8,274 and $6,886 in 2002 and 2001, respectively.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $149,727 at March 31, 2002 from $139,391 at December 31, 2001. Excluding the current portion of term receivables of $61,765 and $62,749, average days sales outstanding were 62 days and 42 days at March 31, 2002 and December 31, 2001, respectively. Average days sales outstanding in total accounts receivable increased from 76 days at the end of 2001 to 105 days at the end of the first quarter of 2002. The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three-year) contract sales in the first quarter of 2002 compared to the fourth quarter of 2001. In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. The Company sold no short-term accounts receivables in the first quarter of 2002 and fourth quarter of 2001.

INVENTORY, NET

Inventory, net increased $3,929 from December 31, 2001 to March 31, 2002. The increase was due to the purchase of IKOS.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $5,355 from December 31, 2001 to March 31, 2002. The increase was primarily due to an income tax receivable of $2,900 acquired through the purchase of IKOS.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $59,534 at March 31, 2002 compared to $58,922 at December 31, 2001. The balances were attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was due to new term agreements partially offset by run-off of balances on older term agreements.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $11,453 from December 31, 2001 to March 31, 2002. The decrease was primarily due to payments of the 2001 annual and fourth quarter incentive compensation.

DEFERRED REVENUE

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $27,110 from December 31, 2001 to March 31, 2002, which included $10,560 acquired through purchases of IKOS and ATI, where the cash received prior to acquisition was not included in the Company’s cash provided by operating activities. In addition, deferred revenue increased due to annual support renewals in the first quarter of 2002.

CAPITAL RESOURCES

Expenditures for property and equipment decreased to $4,291 for the first quarter of 2002 compared to $5,846 for the same period in 2001. Expenditures in the first quarter of 2002 and 2001 did not include any individually significant projects. In the first quarter of 2002, the Company completed the acquisitions of ATI and an 83% interest in IKOS, which resulted in net cash payments of $102,144. The remaining IKOS shares were purchased during the second quarter of 2002 at a cost of approximately $23,000.

On April 23, 2002, the Company entered into an Agreement and Plan of Merger with Innoveda, Inc. pursuant to which the Company will acquire Innoveda for $3.95 per share in cash., or approximately $160,000 for approximately 40,382 shares outstanding. Pursuant to the Agreement and Plan of Merger, the Company commenced a cash tender offer on April 30, 2002 for all outstanding Innoveda shares at $3.95 per share. Subject to satisfaction of conditions in the agreement, the transaction is expected to be completed in the second quarter of 2002. On April 23, 2002 the Company entered into a Bridge Loan Agreement as a means of obtaining short-term financing for this acquisition. The loan provides for an unsecured non-revolving facility of up to $125,000, and will terminate with all outstanding amounts coming due and payable on October 31, 2002. No final decisions have been made concerning the method the Company will employ to repay its borrowings under the Loan Agreement. These decisions, when made, will be based on the Company’s review from time to time of the advisability of particular actions, as well as on prevailing interest rates, capital market conditions and other economic factors. Furthermore, of course, there can be no assurance that the Company will be able to utilize any one or more of the repayment options or as to the amount that will be available under any of them.

The Company anticipates current cash balances, anticipated cash flows from operating activities borrowings under existing credit facilities and other long term financing will be sufficient to meet its working capital needs for at least the next twelve months.

OUTLOOK

The following discussion of the Company’s outlook reflects the acquisitions of IKOS and ATI completed in the first quarter of 2002, but does not include any effects of the pending acquisition of Innoveda.

Second Quarter 2002

Revenues of about $153,000 are expected. Gross margin is expected to be between 82 and 83%. Operating expenses, exclusive of special charges and merger and acquisition related charges, are expected to increase about 13% over first quarter 2002 levels. Other income and expense is expected to be roughly $1 million of income. The tax rate should remain at 20%.

Full Year 2002

Revenues are expected in the range of $665,000. Gross margin should run approximately 83% for the year. Operating expenses, exclusive of special charges, merger and acquisition related charges and amortization of intangibles, are estimated to increase about 13% over previously-reported 2001 levels due in part to recording litigation expense as an operating expense in 2002. Other income and expense is expected to be an income of about $5 million dollars for the full year. The tax rate should remain steady at 20% through the year.

In-process R&D charges from the acquisitions of IKOS and Innoveda have not been determined. However, the Company expects to take significant in-process R&D charges in the second quarter of 2002 due to the size and nature of those acquisitions.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained under “Outlook” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced (or in the case of the proposed acquisition of Innoveda, closed) as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

The Company’s Mentor Emulation Division are in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing distribution and shipment processes, managing inventory and related obsolescence issues, and developing processes to deliver customer support for hardware. On occasion, the Company will commit to purchase component parts from their suppliers based on sales forecasts of emulation products. If the Company cannot change or be released from these non-cancelable purchase commitments, significant costs related to the purchase of unusable components could be incurred. Additionally, a delay in production of the components or inaccurately predicting orders in advance of actual customer orders could adversely affect the Company’s results of operations.

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

The Company entered into a Bridge Loan Agreement to finance the pending acquisition of Innoveda. The Bridge Loan must be repaid in full by October 31, 2002. There can be no assurance regarding the availability and terms of any financing the Company may obtain to repay the Bridge Loan.

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

The Company records product revenue from fixed term installment sales agreements upon shipment. These installment sales agreements are typically for three years. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The fixed term installment sales licenses are with the Company’s top-rated customers. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized ratably over the term of the licenses. This change would have a material impact on the Company’s results. Additionally, if customers fail to make the contractual payments under the installment sales agreements, the Company would have to recognize a bad debt charge. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would result in an additional selling expense in the period such determination was made.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2002. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate

Cash equivalents – fixed rate	$19,908	1.95%
Short-term investments – fixed rate	9,344	2.77%

Total fixed rate interest bearing instruments	$29,252	2.21%

The Company’s interest expense is also sensitive to fluctuations in the general level of interest rates. Changes in interest rates affect the interest expense on the Company’s short-term borrowings and notes payable. At March 31, 2002, the Company had $22,000 of short-term borrowings and $5,100 in notes payable, which have variable rates based on market indexes. If the interest rates on the short-term borrowings were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $271.

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The Company currently has foreign currency options outstanding to sell Japanese yen over the next year with contract values totaling approximately $35,874 at average contract exchange rates of approximately 127.53 JPY. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these option contracts was approximately zero at March 31, 2002.

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these forward contracts was approximately zero at March 31, 2002.

From time to time the Company enters into forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders’ equity section of the condensed consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of March 31, 2002 the Company had no forward contacts outstanding to protect the net investment in its Japanese subsidiary.

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

The following table provides information about the Company’s foreign exchange forward contracts at March 31, 2002. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at March 31, 2002. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts:	Amount	Average Contract Rate

Forward Contracts:
Japanese yen	$46,949	$127.34
Euro	22,232	1.24
Swiss franc	5,801	10.30
British pound	4,252	0.70
Taiwan dollars	1,346	34.97
Norway kroner	1,052	8.81
Israel shekels	1,019	4.66
Other	2,001	—

While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance that the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in the currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during the quarter ended March 31, 2002. The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 1997, Quickturn, a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by Company’s SimExpress product of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress infringed EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. As a result, the German District Court suspended its April 1999 judgment of infringement against SimExpress. Quickturn has appealed the invalidation of EP’491.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro of EP’491. Meta is a wholly owned subsidiary of the Company. There have been no rulings by the French court regarding the merits of this case to date. In 2001, the Company filed suit against Cadence and Quickturn (Quickturn became a Cadence subsidiary in 1999.) in France claiming misappropriation of patent rights and trade secrets that occurred during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995. Quickturn has asked the court to stay the trade secret litigation pending a final decision in U.S. litigation that is founded on similar facts, described below.

The Company has consolidated lawsuits pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. In March 2002, the court granted Company’s request for summary judgment finding that Quickturn’s MercuryPlus infringes claims of one patent. Remaining issues of validity and infringement of the other five patents will be determined at trial scheduled for October of 2002.

The Company also has pending a misappropriation of trade secret case against Quickturn in U.S. District Court for the Northern District of California. This lawsuit alleges that Quickturn misappropriated Meta’s trade secrets during Quickturn’s evaluation of Meta’s technology in connection with its desire to acquire Meta in 1994 and1995. The Company also alleges that Quickturn filed a U.S. patent application claiming an invention that Quickturn learned from Meta in the same period and asks the court to correct the inventorship of the resulting U.S. patent. This case has been consolidated with the patent infringement lawsuit for purposes of discovery; consolidation for trial is likely. The Company expects trial in the patent infringement lawsuits and the trade secret case to occur in October of 2002.

In March 2002 the Company acquired IKOS. Prior to the acquisition, IKOS was engaged in litigation with Axis Systems, Inc. alleging that Axis’ products infringe three U.S. patents owned by IKOS. Axis sued alleging that IKOS infringes a U.S. patent owned by Axis. Axis and IKOS make hardware and software products for IC design verification. Trial is scheduled for November 2002 on infringement of IKOS’ patents and trial on infringement of Axis’ patent will be set at a later date.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.A.	First Amendment to Credit Agreement dated as of January 24, 2002 between the Company, Bank of America, N.A. as agent and the other lenders.

10.B.
Bridge Loan Agreement dated as of April 23, 2002 among the Company, Bank of America, N.A. as agent, and the other financial institutions from time to time parties thereto. Incorporated by reference to Exhibit (b)(1) to the Schedule TO filed by the Company on April 30, 2002 with respect to the tender offer for shares of Innoveda, Inc.

(b)	Reports on Form 8-K

On March 13, 2002, the Company filed a current report on Form 8-K to report under Item 5 that the Company had entered into a merger agreement to acquire all of the outstanding stock of IKOS Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002.
MENTOR GRAPHICS CORPORATION (Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley President