Form 10-K/A
period 2001-12-31
MENTOR GRAPHICS CORP
filed 2002-05-29
CIK 701811

Form 10-K/A
AMENDMENT NO. 1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER 0 – 13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8005 SW Boeckman Road	97070-7777
Wilsonville, Oregon	(Zip Code)
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

The Company has two consolidated lawsuits pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. The Company also has pending a misappropriation of trade secret case in U.S. District Court for the Northern District of California. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and1995. The Company also alleges that Quickturn filed a U.S. patent application claiming technology Quickturn learned from Meta in the same period. The Company asks the court to correct the inventorship of the resulting U.S. patent. This case has been consolidated with the patent infringement lawsuit for purposes of discovery and scheduling. The Company expects trial in the patent infringement lawsuits and the trade secret case to occur around October 2002.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock, as reported by the Nasdaq National Market:

Quarter ended	March 31	June 30	September 30	December 31

2001
High	$33.6250	$28.9400	$18.9600	$27.7100
Low	$19.9375	$16.7200	$13.1100	$13.2400

2000
High	$18.5000	$20.5625	$24.1250	$29.3125
Low	$11.5625	$11.8750	$17.7500	$17.3125

As of December 31, 2001, the Company had 757 stockholders of record.

No dividends were paid in 2000 or 2001. The Company does not intend to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

Year ended December 31,	2001	2000	1999	1998	1997

In thousands,
Except per share data and percentages

Statement of Operations Data

Total revenues	$600,371	$589,835	$511,134	$490,393	$454,727
Research and development	$137,799	$125,952	$116,867	$117,001	$107,752
Operating income (loss)	$30,443	$63,589	$568	$(5,559)	$(41,045)
Net income (loss)	$31,104	$54,987	$2,234	$(519)	$(31,307)
Gross margin percent	81%	80%	77%	75%	65%
Operating income (loss) As a percent of revenues	5%	11%	0%	(1)%	(9)%

Per Share Data

Net income (loss) per share—basic	$0.48	$0.86	$0.03	$(0.01)	$(0.48)
Net income (loss) per share—diluted	$0.46	$0.81	$0.03	$(0.01)	$(0.48)
Weighted average number of shares outstanding—basic	64,436	64,125	65,629	65,165	64,885
Weighted average number of shares outstanding—diluted	67,681	67,509	66,324	65,165	64,885

Balance Sheet Data

Cash and investments, short-term	$147,176	$141,872	$133,187	$137,585	$137,060
Working capital	$149,293	$132,695	$133,203	$148,313	$148,191
Property, plant and equipment, net	$82,247	$82,560	$83,970	$95,214	$103,452
Total assets	$521,221	$530,914	$451,386	$464,123	$402,302
Short-term borrowings	$—	$—	$—	$24,000	$—
Notes payable and other liabilities, long-term	$14,466	$7,247	$1,221	$1,425	$617
Stockholders’ equity	$326,208	$316,537	$288,780	$295,282	$277,537

Note:    See Item 8, Note 2 to the consolidated financial statements for discussion of certain reclassifications to previously reported financial data in the Consolidated Statements of Operations that impact operating income for all periods presented. These reclassifications had no impact on net income, basic net income per share or diluted net income per share.

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

Professional service revenues totaled approximately $40,000, $54,000 and $50,000 in 2001, 2000 and 1999, respectively. The decrease in 2001 was attributable to cuts in spending by the Company’s customers as a result of the downturn in the economy. The increase in 2000 was attributable to higher utilization of global consulting personnel.

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

Operating Expenses

Year ended December 31,	2001	Change	2000	Change	1999

Research and development	$137,799	9%	$125,952	8%	$116,867
Percent of total revenues	23%		21%		23%
Marketing and selling	$198,639	0%	$197,733	15%	$172,386
Percent of total revenues	33%		34%		34%
General and administration	$64,954	(3)%	$66,707	7%	$62,446
Percent of total revenues	11%		11%		12%
Amortization of goodwill	$7,520	154%	$2,965	34%	$2,217
Percent of total revenues	1%		1%		0%
Special charges	$46,343	1675%	$2,611	(90)%	$25,821
Percent of total revenues	8%		0%		5%
Merger and acquisition related charges	$—	(100)%	$11,590	(9)%	$12,775
Percent of total revenues	—		2%		3%

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

General and Administration

As a percent of revenues, general and administration costs remained flat from 2000 to 2001 and decreased from 1999 to 2000. For 2001 compared to 2000, the decrease in absolute dollars was primarily attributable to lower legal costs associated with the ongoing patent litigation with Quickturn, which totaled $7,758 in 2001, compared to $11,705 in 2000. This decrease was partially offset by expense in 2001 of $2,631 for unvested 401(k) contributions previously classified as prepaid expense. During 2001, market circumstances were such that employee turnover declined significantly resulting in the Company changing its estimate of expense for 401(k) contributions. For 2000 compared to 1999, the increase in absolute dollars was attributable to variable compensation related to stronger performance. This increase was partially offset by lower legal costs relating to patent litigation with Quickturn, which totaled $11,705 in 2000, compared to $15,312 in 1999. This decrease was principally attributable to a 1999 legal settlement of $3,000 for the Portland, Oregon SimExpress trial. See Part I – Item 3. Legal Proceedings” for further discussion on the Company’s current legal proceedings.

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

Special Charges

During 2001, the Company recorded special charges of $46,343. The charges primarily consist of impairment in value of certain goodwill and purchased technology, an accrual for excess leased facility costs and costs incurred for employee terminations.

The goodwill and purchased technology impairment charge related to the recent acquisitions of Cadix, Harness and Descon, which to date have not met initial revenue and earnings estimates and are expected to continue to perform below initial estimates. This charge was determined by comparing the forecasted undiscounted net cash flows of the operations to which the intangible assets relate, to the carrying amount including associated intangible assets of such operation. The operations were determined to be unable to recover the carrying amount of their assets, resulting in a write-down to fair value. Fair value was determined based on discounted cash flows using a discount rate commensurate with the risk involved.

Cadix revenue performed below initial estimates due to higher than expected product quality problems and difficulties in transitioning customers to off-the-shelf software offerings. Prior to the acquisition, Cadix quality problems were resolved through addressing customer specific requirements and making customized adjustments to the software. The Company’s intent was and remains to transition these transactions to more standard products that require little, if any, customization. In addition, where customization remains a requirement, the Company is attempting to separately price and address these needs through a more formal consulting engagement process. To-date this transition has been slow and is expected to have a negative impact on revenue compared to original estimates for the next several years.

Harness revenue performed below initial estimates due to certain product quality problems and lack of a complete cabling product line. The product quality issues and product line “gaps” are currently being addressed by a substantial rewrite of the original software code resulting in delayed sales and causing a substantial reduction in the value of the originally acquired technology. The time required to complete, market and sell the improved and more complete cabling products is such that it is expected to have a negative impact on revenue compared to original estimates for the next several years.

Descon revenue performed below initial estimates due to substantially more engineering required to standardize and complete the design data management product than was initially planned. The additional engineering will take considerably more time to complete and is expected to delay introduction which is expected to have a negative impact on revenue compared to the original estimates for the next several years.

Excess leased facility costs consist of non-cancelable lease payments of $9,560 and write-off of leasehold improvements of $954 for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of sublease income. Non-cancelable lease payments on excess leased facilities should be expended over 14 years, with the majority to be expended over 5 years. There have been no significant modifications to the amount of these charges.

The Company rebalanced the workforce by 79 employees in June and December 2001. This reduction primarily impacted the sales organization and to a lesser extent the consulting division. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount should be expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

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

Other Income, Net

Year ended December 31,	2001	2000	1999

Other income, net	$8,428	$6,907	$2,301

Interest income was $11,954, $10,421 and $7,152 in 2001, 2000 and 1999, respectively. Interest expense was $2,023, $2,034 and $993 in 2001, 2000 and 1999, respectively. Foreign currency gain was $689 in 2001 compared to a gain of $450 in 2000 and a loss of $1,651 in 1999 due to fluctuations in currency rates. In addition, other income was favorably impacted in 2000 by a gain on the sale of a parcel of land adjacent to the Company’s headquarters of $3,118.

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

Liquidity and Capital Resources

Year Ended December 31,	2001	2000

Current assets	$326,927	$337,142
Cash and investments, short-term	$147,176	$141,872
Cash provided by operations	$51,567	$88,836
Cash used by investing activities, excluding short-term investments	$(23,973)	$(57,364)
Cash used by financing activities	$(22,338)	$(22,468)

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

Item 8. Financial Statements and Supplementary Data

Mentor Graphics Corporation
Consolidated Statements of Operations

Year ended December 31,	2001	2000	1999

In thousands, except per share data

Revenues:
System and software	$333,215	$343,569	$295,325
Service and support	267,156	246,266	215,809

Total revenues	600,371	589,835	511,134

Cost of revenues:
System and software	26,737	30,981	29,726
Service and support	87,936	87,707	88,328

Total cost of revenues	114,673	118,688	118,054

Gross margin	485,698	471,147	393,080

Operating expenses:
Research and development	137,799	125,952	116,867
Marketing and selling	198,639	197,733	172,386
General and administration	64,954	66,707	62,446
Amortization of goodwill	7,520	2,965	2,217
Special charges	46,343	2,611	25,821
Merger and acquisition related charges	—	11,590	12,775

Total operating expenses	455,255	407,558	392,512

Operating income	30,443	63,589	568
Other income, net	8,428	6,907	2,301

Income before income taxes	38,871	70,496	2,869
Provision for income taxes	7,767	15,509	635

Net income	$31,104	$54,987	$2,234

Net income per share:
Basic	$0.48	$0.86	$0.03

Diluted	$0.46	$0.81	$0.03

Weighted average number of shares outstanding:
Basic	64,436	64,125	65,629

Diluted	67,681	67,509	66,324

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets

As of December 31,	2001	2000

In thousands
Assets
Current assets:
Cash and cash equivalents	$124,029	$109,112
Short-term investments	23,147	32,760
Trade accounts receivable, net of allowance for doubtful Accounts of $3,273 in 2001 and $3,384 in 2000	139,391	156,269
Other receivables	4,853	4,774
Prepaid expenses and other	20,389	22,549
Deferred income taxes	15,118	11,678

Total current assets	326,927	337,142
Property, plant and equipment, net	82,247	82,560
Term receivables, long-term	58,922	33,528
Intangible assets, net	11,884	56,593
Other assets, net	41,241	21,091

Total assets	$521,221	$530,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,581	$10,927
Income taxes payable	39,465	30,340
Accrued payroll and related liabilities	47,922	58,062
Accrued liabilities	24,752	36,568
Deferred revenue	56,914	68,550

Total current liabilities	177,634	204,447
Notes payable	5,100	6,100
Other long-term liabilities	9,366	1,147

Total liabilities	192,100	211,694

Commitments and contingencies (Note 16)
Minority interest	2,913	2,683
Stockholders’ equity:
Common stock, no par value, authorized 100,000 shares; 64,706 and 64,624 issued and outstanding for 2001 and 2000, respectively	245,672	267,010
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Retained earnings	64,288	34,208
Accumulated other comprehensive income	16,248	15,319

Total stockholders’ equity	326,208	316,537

Total liabilities and stockholders’ equity	$521,221	$530,914

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows

Year ended December 31,	2001	2000	1999

In thousands

Operating Cash Flows:
Net income	$31,104	$54,987	$2,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	17,724	19,447	21,717
Amortization of intangibles and other assets	10,770	5,731	3,740
Gain on sale of property, plant and equipment	—	(3,118)	—
Deferred income taxes	(12,670)	777	(5,143)
Changes in other long-term liabilities and minority interest	7,482	595	(7,128)
Write-down of assets	35,922	12,934	25,718
Business disposals	—	—	6,553
Gain on sale of investments	(933)	—	(3,669)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	15,576	(34,321)	18,493
Prepaid expenses and other	(2,896)	(3,796)	6,036
Term receivables, long-term	(25,802)	(2,777)	(3,153)
Accounts payable and accrued liabilities	(23,274)	9,563	(14,908)
Income taxes payable	9,509	8,222	1,757
Deferred revenue	(10,945)	20,592	9,104

Net cash provided by operating activities	51,567	88,836	61,351

Investing Cash Flows:
Proceeds from the sales and maturities of short-term Investments	76,191	47,286	25,076
Purchases of short-term investments	(64,450)	(41,397)	(43,553)
Purchases of property, plant and equipment	(18,690)	(19,019)	(15,565)
Proceeds from sale of property, plant and equipment	—	4,725	3,009
Acquisitions of businesses and equity interests	—	(43,070)	(18,579)
Proceeds from sale of investments	933	—	8,191
Purchases of IKOS stock	(6,216)	—	—

Net cash used in investing activities	(12,232)	(51,475)	(41,421)

Financing Cash Flows:
Proceeds from issuance of common stock	20,320	30,020	14,197
Repayments of short-term borrowings	—	—	(24,000)
Repayment of notes payable	(1,000)	—	—
Repurchase of common stock	(39,658)	(52,488)	(33,553)
Repurchase of warrant	(2,000)	—	—

Net cash used in financing activities	(22,338)	(22,468)	(43,356)

Effect of exchange rate changes on cash and cash equivalents	(2,080)	(1,418)	551

Net change in cash and cash equivalents	14,917	13,475	(22,875)
Cash and cash equivalents at the beginning of the year	109,112	95,637	118,512

Cash and cash equivalents at the end of the year	$124,029	$109,112	$95,637

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income		Comprehensive Income	Total Stockholders’ Equity
In thousands	Shares	Amount

Balance at December 31, 1998	65,739	$303,352	$(22,246)	$14,176	$		$295,282
Net income	—	—	2,234	—		2,234	2,234
Foreign currency translation adjustment, before tax expense of $1,548	—	—	—	5,488		5,488	5,488

Comprehensive income	—	—	—	—		$7,722	—

Stock issued under stock option and stock purchase plans	2,127	13,329	—	—			13,329
Tax benefit associated with the exercise of stock options	—	868	—	—			868
Stock options and a warrant issued for acquisition of business	—	5,482	—	—			5,482
Repurchase of common stock	(3,528)	(33,553)	—	—			(33,553)
Dividends to minority owners	—	—	(350)	—			(350)

Balance at December 31, 1999	64,338	289,478	(20,362)	19,664			288,780
Net income	—	—	54,987	—		54,987	54,987
Foreign currency translation adjustment, before tax benefit of $1,536	—	—	—	(5,445)		(5,445)	(5,445)
Unrealized gain on investments reported at fair value, before tax expense of $440	—	—	—	1,100		1,100	1,100

Comprehensive income	—	—	—	—		$50,642	—

Stock issued under stock option and stock purchase plans	3,265	28,866	—	—			28,866
Tax benefit associated with the exercise of stock options	—	1,154	—	—			1,154
Repurchase of common stock	(2,979)	(52,488)	—	—			(52,488)
Dividends to minority owners	—	—	(417)	—			(417)

Balance at December 31, 2000	64,624	267,010	34,208	15,319			316,537
Net income	—	—	31,104	—		31,104	31,104
Foreign currency translation adjustment, before tax benefit of $697	—	—	—	(3,483)		(3,483)	(3,483)
Unrealized gain on investments reported at fair value	—	—	—	2,118		2,118	2,118
Reclassification adjustment for investment gains included in net income reported at fair value	—	—	—	(933)		(933)	(933)
Unrealized gain on derivatives	—	—	—	3,227		3,227	3,227

Comprehensive income	—	—	—	—		$32,033	—

Stock issued under stock option and stock purchase plans	1,703	18,623	—	—			18,623
Tax benefit associated with the exercise of stock options	—	1,697	—	—			1,697
Repurchase of common stock	(1,621)	(39,658)	—	—			(39,658)
Repurchase of warrant	—	(2,000)	—	—			(2,000)
Dividends to minority owners	—	—	(1,024)	—			(1,024)

Balance at December 31, 2001	64,706	$245,672	$64,288	$16,248			$326,208

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

The Company reclassified certain amounts in the Consolidated Statements of Operations. The reclassifications had no impact on net income, basic net income per share or diluted net income per share. The following table summarizes the effect of the reclassifications:

Year ended December 31,	2001	2000	1999
General and administration:
As previously reported	$54,565	$55,002	$47,134
Reclassification of litigation related costs	7,758	11,705	15,312
Reclassification of unvested 401(k) contributions	2,631	—	—

As amended	$64,954	$66,707	$62,446

Special charges:
As previously reported	$48,974	$2,611	$25,821
Reclassification of unvested 401(k) contributions	(2,631)	—	—

As amended	$46,343	$2,611	$25,821

Operating income:
As previously reported	$38,201	$75,294	$15,880
Reclassification of litigation related costs	(7,758)	(11,705)	(15,312)

As amended	$30,443	$63,589	$568

Other income (expense), net:
As previously reported	$670	$(4,798)	$(13,011)
Reclassification of litigation related costs	7,758	11,705	15,312

As amended	$8,428	$6,907	$2,301

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

In connection with these acquisitions, the Company recorded one-time charges to operations for the write-off of in-process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects, and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administration costs and income taxes. The Company will monitor how underlying assumptions compare to actual results.

4.    Special Charges

Following is a summary of the major elements of the special charges:

Year ended December 31,	2001	2000	1999

Goodwill and purchased technology impairment	$31,742	$1,344	$2,384
Excess leased facility costs	10,514	—	—
Employee severance	3,365	707	4,877
Business disposals	—	—	9,888
Terminated acquisitions	—	—	7,714
Other	722	560	958

Total	$46,343	$2,611	$25,821

During 2001, the Company recorded special charges of $46,343. The charges primarily consist of impairment in value of certain goodwill and purchased technology, an accrual for excess leased facility costs and costs incurred for employee terminations.

The goodwill and purchased technology impairment charge related to the recent acquisitions of Cadix, Harness and Descon, which to date have not met initial revenue and earnings estimates and are expected to continue to perform below initial estimates. This charge was determined by comparing the forecasted undiscounted net cash flows of the operations to which the intangible assets relate, to the carrying amount including associated intangible assets of such operation. The operations were determined to be unable to recover the carrying amount of their assets, resulting in a write-down to fair value. Fair value was determined based on discounted cash flows using a discount commensurate with the risk involved.

Cadix revenue performed below initial estimates due to higher than expected product quality problems and difficulties in transitioning customers to off-the-shelf software offerings. Prior to the acquisition, Cadix quality problems were resolved through addressing customer specific requirements and making customized adjustments to the software. The Company’s intent was and remains to transition these transactions to more standard products that require little, if any, customization. In addition, where customization remains a requirement, the Company is attempting to separately price and address these needs through a more formal consulting engagement process. To-date this transition has been slow and is expected to have a negative impact on revenue compared to original estimates for the next several years.

Harness revenue performed below initial estimates due to certain product quality problems and lack of a complete cabling product line. The product quality issues and product line “gaps” are currently being addressed by a substantial rewrite of the original software code resulting in delayed sales and causing a substantial reduction in the value of the originally acquired technology. The time required to complete, market and sell the improved and more complete cabling products is such that it is expected to have a negative impact on revenue compared to original estimates for the next several years.

Descon revenue performed below initial estimates due to substantially more engineering required to standardize and complete the design data management product than was initially planned. The additional engineering will take considerably more time to complete and is expected to delay introduction which is expected to have a negative impact on revenue compared to the original estimates for the next several years.

Excess leased facility costs consist of non-cancelable lease payments of $9,560 and write-off of leasehold improvements of $954 for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of sublease income. Non-cancelable lease payments on excess leased facilities should be expended over 14 years, with the majority to be expended over 5 years. There have been no significant modifications to the amount of these charges.

The Company rebalanced the workforce by 79 employees in June and December 2001. This reduction primarily impacted the sales organization and to a lesser extent the consulting division. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount should be expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2001:

	Accrued Special Charges at December 31, 2000	2001 Special Charges (excluding asset write-offs)	2001 Payments	Accrued Special Charges at December 31, 2001

Employee severance and related costs	$289	$3,365	$(547)	$3,107
Lease termination fees and other facility costs	—	9,560	(260)	9,300
Other costs	758	125	(669)	214

Total	$1,047	$13,050	$(1,476)	$12,621

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

6.    Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2001	2000	1999

Domestic	$(8,170)	$(7,626)	$(3,235)
Foreign	47,041	78,122	6,104

Total	$38,871	$70,496	$2,869

The provision (benefit) for income taxes is as follows:

Year ended December 31,	2001	2000	1999

Current:
Federal	$16,428	$4,504	$2,094
State	500	776	295
Foreign	3,509	9,751	3,389

Total current	20,437	15,031	5,778

Deferred:
Federal	(7,172)	732	(5,622)
Foreign	(5,498)	(254)	479

Total deferred	(12,670)	478	(5,143)

Total	$7,767	$15,509	$635

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2001	2000	1999

Federal tax	$13,604	$24,675	$1,004
State tax, net of federal benefit	325	498	192
Impact of international operations	(9,151)	(12,971)	1,647
Non-deductible acquisition costs	872	2,173	4,536
Other, net	2,117	1,134	(6,744)

Provision for income taxes	$7,767	$15,509	$635

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2001	2000	1999

Net changes in deferred tax assets and liabilities	$(7,007)	$(9,530)	$(473)
Deferred tax assets reducing goodwill	—	1,935	—
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	(5,663)	8,073	(4,670)

Total	$(12,670)	$478	$(5,143)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2001	2000

Deferred tax assets:
Depreciation of property and equipment	$23	$163
Reserves and allowances	2,313	4,130
Accrued expenses not currently deductible	9,271	7,701
Net operating loss carryforwards	11,215	9,562
Tax credit carryforwards	41,107	47,361
Purchased technology & other intangibles	16,973	6,759
Other, net	5,473	3,692

Total gross deferred tax assets	86,375	79,368
Less valuation allowance	(50,043)	(55,706)

Net deferred tax asset	$36,332	$23,662

Long-term deferred tax asset of $21,214 and $11,984 as of December 31, 2001 and 2000, respectively, is included in other assets.

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital was $29,198 as of December 31, 2001. This amount was fully reserved due to the uncertainty of U.S. entities generating sufficient taxable income to realize domestic deferred tax assets which are attributable to differences between financial and tax reporting of employee stock option transactions. The valuation allowance related to federal income tax was based on Internal Revenue Code Sections 382 and 383 which limit realization of certain assets. In addition, the U.S. entities do not currently generate sufficient taxable income to absorb research and development and stewardship expenses properly allocated to U.S. revenue, unless sufficient income is repatriated from foreign subsidiaries. The valuation allowance related to domestic assets was attributable to certain state income taxes that are not expected to be realized even if foreign earnings are repatriated due to differences in calculating federal and state taxable income. The valuation allowance related to certain foreign deferred tax assets was based on historical losses and infringement litigation in certain jurisdictions.

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

7.    Property, Plant and Equipment

A summary of property, plant and equipment follows:

As of December 31,	2001	2000

Computer equipment and furniture	$130,527	$134,501
Buildings and building equipment	50,156	50,156
Land and improvements	14,050	14,050
Leasehold improvements	19,333	18,209

	214,066	216,916
Less accumulated depreciation and amortization	(131,819)	(134,356)

Property, plant and equipment, net	$82,247	$82,560

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

15.	Accumulated Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

Year ended December 31,	2001	2000	1999

Foreign currency translation adjustment	$10,736	$14,219	$19,664
Unrealized gain on derivatives	3,227	—	—
Unrealized gain on investments	2,285	1,100	—

Accumulated other comprehensive income	$16,248	$15,319	$19,664

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

17.    Other Income, Net

Other income is comprised of the following:

Year ended December 31,	2001	2000	1999

Interest income	$11,954	$10,421	$7,152
Interest expense	(2,023)	(2,034)	(993)
Minority interest in earnings	(408)	(1,383)	(778)
Foreign exchange gain (loss)	689	450	(1,651)
Gain on sale of property, plant and equipment	—	3,118	—
Other, net	(1,784)	(3,665)	(1,429)

Total	$8,428	$6,907	$2,301

18.    Supplemental Cash Flow Information

The	following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2001	2000	1999

Cash paid for:
Interest expense	$1,420	$2,103	$800
Income taxes	9,867	5,955	1,955
Debt issued for purchase of a business	—	6,100	—
Issuance of stock warrant and stock options for purchase of businesses	—	—	5,482

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

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenues. Revenue information is as follows:

Year ended December 31,	2001	2000	1999
Revenues:
Integrated Circuit (IC) Design	$409,466	$385,295	$307,851
Systems Design	150,599	150,055	153,084
Professional Services	40,306	54,485	50,199

Total	$600,371	$589,835	$511,134

20.    Quarterly Financial Information – Unaudited

Operating income (loss) has been restated to reflect the inclusion of litigation costs as operating expenses. A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31

2001

Total revenues	$154,502	$149,492	$131,042	$165,335
Gross margin	$122,671	$120,707	$102,170	$140,150
Operating income (loss)	$17,024	$14,638	$6,682	$(7,901)
Net income (loss)	$16,400	$13,502	$6,032	$(4,830)
Net income (loss) per share, basic	$0.25	$0.21	$0.09	$(.07)
Net income (loss) per share, diluted	$0.24	$0.20	$0.09	$(.07)
2000

Total revenues	$128,134	$138,052	$141,938	$181,711
Gross margin	$101,361	$108,655	$113,238	$147,893
Operating income	$10,148	$6,839	$17,497	$29,105
Net income	$10,437	$5,997	$14,841	$23,712
Net income per share, basic	$0.16	$0.09	$0.23	$0.37
Net income per share, diluted	$0.16	$0.09	$0.22	$0.35

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

The December 31, 2001 consolidated balance sheet was restated to account for the previously owned shares of IKOS under the equity method of accounting as required by Accounting Research Bulletin No. 51 “Consolidated Financial Statements”.

REPORT OF MANAGEMENT

Management of Mentor Graphics Corporation is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on informed judgments and best estimates and assumptions of management. The consolidated financial statements have been audited by KPMG LLP, independent auditors, whose report is included below.

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

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three–year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 2 to the consolidated financial statements, the company recorded certain reclassifications in its consolidated statements of operations that impact operating income for each of the years in the three-year period ended December 31, 2001. These reclassifications had no impact on net income, basic net income per share or diluted net income per share.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon
May 24, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 29, 2002, the Company dismissed Arthur Andersen LLP (“Andersen”) as its principal accountants. Andersen originally audited the Company’s consolidated financial statements as of and for the year ended December 31, 2001, and their audit reports on such financial statements were included in the Company’s original 2001 Annual Report on Form 10-K filed on March 19, 2002. Those audit reports did not contain any adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles. In connection with the audit of the fiscal year ended December 31, 2001, and the subsequent interim period through April 29, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

On April 29, 2002, the Company engaged KPMG LLP (“KPMG”) as its new principal accountants. KPMG subsequently re-audited the Company’s consolidated financial statements and related schedule as of and for the year ended December 31, 2001, and their audit reports on such financial statements and related schedule are included in this Form 10-K/A Amendment No. 1. The decision to change accounting firms was approved by the Audit Committee of the Company’s Board of Directors. Before engaging KPMG as its new independent accountants to re-audit the 2001 Financial Statements, the Company did not consult with them regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements.

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

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a)  2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Schedule	Page

II Valuation and Qualifying Accounts	47
Independent Auditors’ Report on Schedule	47

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

H.
Credit Agreement between Mentor Graphics Corporation and Bank of America National Trust and Savings Association dated January 10, 2001. (Filed with original 2001 Annual Report on Form 10-K on March 19, 2002.)

16.	Letter from Arthur Andersen LLP re change in certifying accountant. Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 3, 2002.

21.	List of Subsidiaries of the Company. (Filed with original 2001 Annual Report on Form 10-K on March 19, 2002.)

23.	Independent Auditors’ Consent

*Management contract or compensatory plan or arrangement

No reports on Form 8-K were filed by the Company during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2002.

MENTOR GRAPHICS CORPORATION

By	/s/ WALDEN C. RHINES
Walden C. Rhines Chief Executive Officer

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance	Additions	Deductions	Ending Balance

Year ended December 31, 1999
Allowance for doubtful accounts[1]	$2,987	$1,132	$1,315	$2,804
Accured restructuring costs	$4,883	$8,887	$6,030	$7,740

Year ended December 31, 2000
Allowance for doubtful accounts[1]	$2,804	$1,405	$ 825	$3,384
Accured restructuring costs	$7,740	$1,027	$7,720	$1,047

Year ended December 31, 2001
Allowance for doubtful accounts[1]	$3,384	$1,030	$1,141	$3,273
Accured restructuring costs	$1,047	$13,050	$1,476	$12,621

(1)	Deductions primarily represent accounts written off during the period

INDEPENDENT AUDITORS’ REPORT
To the Stockholders and Board of Directors
Mentor Graphics Corporation:

Under date of May 24, 2002, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three–year period ended December 31, 2001, which are included in the December 31, 2001 annual report on Form 10–K/A . In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon
May 24, 2002