Form 10-Q
period 2002-06-30
MENTOR GRAPHICS CORP
filed 2002-08-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002.	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of common stock, no par value, outstanding as of August 1, 2002:    66,039,186

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MENTOR GRAPHICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended June 30,	2002	2001

In thousands, except per share data

Revenues:
System and software	$67,401	$82,235
Service and support	68,008	67,257

Total revenues	135,409	149,492

Cost of revenues:
System and software	11,295	5,272
Service and support	20,647	22,588
Amortization of purchased technology	1,784	925

Total cost of revenues	33,726	28,785

Gross margin	101,683	120,707

Operating expenses:
Research and development	40,305	35,092
Marketing and selling	54,409	49,385
General and administration	18,682	15,868
Amortization of intangible assets	537	2,210
Special charges	(4,383)	3,512
Merger and acquisition related charges	24,700	—

Total operating expenses	134,250	106,067

Operating income (loss)	(32,567	14,640
Other income (expense), net	(2,891)	2,238

Income (loss) before income taxes	(35,458)	16,878
Income tax expense	1,133	3,376

Net income (loss)	$(36,591)	$13,502

Net income (loss) per share:
Basic	$(.56)	$.21

Diluted	$(.56)	$.20

Weighted average number of shares outstanding:
Basic	65,501	64,068

Diluted	65,501	67,796

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Six months ended June 30,	2002	2001

In thousands, except per share data

Revenues:
System and software	$135,302	$168,711
Service and support	128,111	135,283

Total revenues	263,413	303,994

Cost of revenues:
System and software	15,882	12,630
Service and support	40,459	45,999
Amortization of purchased technology	2,256	1,987

Total cost of revenues	58,597	60,616

Gross margin	204,816	243,378

Operating expenses:
Research and development	75,913	67,732
Marketing and selling	102,080	101,958
General and administration	35,261	34,043
Amortization of intangible assets	537	4,469
Special charges	(3,594)	3,512
Merger and acquisition related charges	28,700	—

Total operating expenses	238,897	211,714

Operating income (loss)	(34,081)	31,664
Other income, net	820	5,714

Income (loss) before income taxes	(33,261)	37,378
Income tax expense	1,572	7,476

Net income (loss)	$(34,833)	$29,902

Net income (loss) per share:
Basic	$(.53)	$.46

Diluted	$(.53)	$.44

Weighted average number of shares outstanding:
Basic	65,364	64,308

Diluted	65,364	68,302

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2002	As of December 31, 2001 (1)

In thousands

Assets
Current assets:
Cash and cash equivalents	$38,266	$124,029
Short-term investments	6,265	23,147
Trade accounts receivable, net	162,354	139,391
Inventory, net	2,259	5,009
Prepaid expenses and other	25,495	20,233
Deferred income taxes	21,940	15,118

Total current assets	256,579	326,927

Property, plant and equipment, net	89,223	82,247
Term receivables, long-term	53,809	58,922
Goodwill	302,238	7,287
Intangible assets, net	46,198	4,597
Other assets	25,259	41,241

Total assets	$773,306	$521,221

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,665	$—
Accounts payable	9,605	8,581
Income taxes payable	44,968	39,465
Accrued payroll and related liabilities	42,874	47,922
Accrued liabilities	60,763	24,752
Deferred revenue	99,633	56,914

Total current liabilities	262,508	177,634

Long-term notes payable	177,831	5,100
Other long-term liabilities	20,398	9,366

Total liabilities	460,737	192,100

Commitments and contingencies (Note 12)
Minority interest	2,977	2,913

Stockholders’ equity:
Common stock	271,131	245,672
Deferred compensation	(6,270)	—
Retained earnings	29,455	64,288
Accumulated other comprehensive income	15,276	16,248

Total stockholders’ equity	309,592	326,208

Total liabilities and stockholders’ equity	$773,306	$521,221

See accompanying notes to unaudited consolidated financial statements.

(1)  December 31, 2001 restated to account for previously owned shares of IKOS Systems, Inc. under the equity method as required by Accounting Research Bulletin No. 51 “Consolidated Financial Statements”.

MENTOR GRAPHICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30,	2002	2001

In thousands

Operating Cash Flows:
Net income (loss)	$(34,833)	$29,902

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	10,009	8,378
Amortization of intangibles and other assets	2,793	6,452
Deferred income taxes	8,692	229
Changes in other long-term liabilities and minority interest	(6,536)	275
Write-down of assets	28,700	2,768
Gain on sale of investments	(2,438)	(933)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	(4,393)	15,370
Prepaid expenses and other	3,194	(1,750)
Term receivables, long-term	6,643	2,373
Accounts payable and accrued liabilities	(24,890)	(26,166)
Income taxes payable	(695)	3,930
Deferred revenue	16,775	5,725

Net cash provided by operating activities	3,021	46,553

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	26,508	38,308
Purchases of short-term investments	(7,815)	(40,359)
Purchases of property, plant and equipment	(9,705)	(10,666)
Acquisitions of businesses and equity interests	(278,132)	—
Proceeds from sale of investments	2,438	933

Net cash used by investing activities	(266,706)	(11,784)

Financing Cash Flows:
Proceeds from issuance of common stock	10,981	11,768
Repurchase of common stock	—	(37,274)
Increase in short-term borrowings	915	—
Note issuance costs	(5,043)	—
Proceeds from long-term notes payable	177,831	—
Repayments of long-term notes payable	(7,261)	(1,000)

Net cash provided (used) by financing activities	177,423	(26,506)

Effect of exchange rate changes on cash and cash equivalent	499	(1,816)

Net change in cash and cash equivalents	(85,763)	6,447
Cash and cash equivalents at beginning of period	124,029	109,112

Cash and cash equivalents at end of period	$38,266	$115,559

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts; Unaudited)

(1)
General – The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the accompanying consolidated financial statements for 2001 to conform with the 2002 presentation.

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

Goodwill, Intangible and Long-Lived Assets
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Other intangible assets will continue to be amortized over their estimated lives. In-process research and development will continue to be written off immediately. Under SFAS No. 144, the Company continues to periodically review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount, including any associated intangible assets, to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In the event that, in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down, in the period that determination was made. As of June 30, 2002, there has been no such indication of impairment.

Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from license arrangements are recognized upon contract execution and start of license term, provided all delivery obligations have been met, fees are fixed and determinable and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Product revenue from term installment sales agreements which include fixed term licenses are with the Company’s top-rated customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription-type term license agreements, which typically include software, rights to future software products and services is deferred and recognized ratably over the term of the subscription period. Revenue from annual maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed.

(3)
Net Income (Loss) Per Share – Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period, using the if-converted method for the convertible debentures and the treasury stock method for stock options and warrants. Potentially dilutive securities, consisting of outstanding convertible debentures, stock options and common stock warrants, have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2002 because their effects would have been anti-dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net income (loss)	$(36,591)	$13,502	$(34,833)	$29,902

Weighted average shares used to Calculate basic income (loss share	65,501	64,068	65,364	64,308
Employee stock options and employee stock purchase plan	—	3,540	—	3,791
Warrants	—	188	—	203

Weighted average common potential
Common shares used to calculate
Diluted net income (loss) per share	65,501	67,796	65,364	68,302

Basic net income (loss) per share	$(.56)	$.21	$(.53)	$.46
Diluted net income (loss) per share	$(.56)	$.20	$(.53)	$.44

Options and warrants to purchase 8,341 and 311 shares of common stock for the three month periods ended June 30, 2002 and 2001, respectively, and 1,964 and 244 for the six month periods ended June 30, 2002 and 2001, respectively were not included in the computation of diluted earnings per share. The options were excluded because the options were anti-dilutive as the exercise price was greater than the average market price of common shares for the respective periods.

The effect of the conversion of the Company’s convertible notes for the three and six months ended June 30, 2002 is anti-dilutive. If the assumed conversion of convertible notes had been dilutive, the incremental weighted average shares outstanding would have been 2,209 and 1,105 for the three and six months ended June 30, 2002, respectively.

(4)
Long-Term Notes Payable – In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A. The Company will pay interest on the Notes semi-annually, beginning December 15, 2002. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

(5)
Stock Repurchases – The board of directors has authorized the Company to repurchase shares in the open market. The Company did not repurchase shares of common stock in the first six months of 2002 compared to 1,458 shares of common stock purchased for an aggregate purchase price of $37,274 in the comparable period of 2001. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(6)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Six months ended June 30,	2002	2001

Interest paid	$1,375	$1,184
Income taxes paid, net of refunds	$1,690	$4,365

(7)	Comprehensive Net Income (Loss) – The following provides a summary comprehensive net income (loss):

Six months ended June 30,	2002	2001

Net income (loss)	$(34,833)	$29,902
Change in accumulated translation adjustment	3,683	(4,370)
Unrealized gain / (loss) on investments reported at face value	153	(167)
Reclassification adjustment for investment gains included in net income (loss)	(2,438)	(933)
Change in unrealized gain on derivative instruments	(2,370)	250

Comprehensive net income (loss)	$(35,805)	$24,682

(8)
Special Charges – During the first six months of 2002, the Company recorded a benefit in special charges of $3,594. This primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations.

The company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following recent acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of change in assumptions regarding lease payments for an abandoned facility in Europe.

The Company rebalanced the workforce by 75 employees during the first six months of 2002. This reduction primarily impacted research and development and administration due to the overlap of employee skill sets as a result of recent acquisitions. Employee severance costs of $2,824 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended during the third quarter of 2002. There have been no significant modifications to the amount of these charges.

During the first six months of 2001 the Company recorded special charges of $3,512. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations were expended by the end of 2001.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2002:

	Accrued Special Charges at December 31, 2001	2002 Special Charges (excluding asset write- offs)	2002 Payments	Accrued Special Charges at June 30, 2002

Employee severance and related costs	$3,107	$2,824	$(3,152)	$2,779
Lease termination fees and other facility costs	9,300	(6,633)	(687)	1,980
Other costs	214	215	(260)	169

Total	$12,621	$(3,594)	$(4,099)	$4,928

(9)
Merger and Acquisition Related Charges – In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,359. The excess of liabilities assumed over tangible assets acquired was $2,357. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $17,288, technology of $6,500 and other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology will be amortized to cost of goods sold over 5 years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life and will not be amortized, while the remaining $400 will be amortized, primarily over 5 years, to operating expenses. The separate results of operations were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $120,598. The fair value of options assumed totaled $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,528 and costs of vacating certain leased facilities of IKOS of $11,193. These costs will result in cash expenditures of $14,222, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $9,259. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $107,845, technology of $16,900, deferred compensation relating to assumed unvested options of $695 and other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 10 quarters to operating expenses and other identified intangible assets will be amortized over 1 year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding Mentor Graphics’ product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $171,764. The fair value of options assumed totaled $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,416 and costs of vacating certain leased facilities of Innoveda of $4,871. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $5,673. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $169,790, technology of $13,000, deferred compensation relating to assumed unvested options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 4 years to operating expenses and of the $5,450 other identified intangible assets, $3,600 has been determined to have an indefinite life and will not be amortized, while the remaining $1,850 will be amortized primarily over 3 years to operating expenses.

The following pro forma information assumes the Innoveda and IKOS acquisitions occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

Six months ended June 30,	2002	2001

Revenue	$291,064	$391,748
Net income (loss)	$(62,080)	$36,285
Basic net income (loss) per share	$(0.95)	$0.56
Diluted net income (loss) per share	$(0.95)	$0.53

The Company has excluded the IKOS break-up fee and charges for in-process R&D from these pro forma results, due to the non-recurring nature.

In connection with these acquisitions, the Company recorded a charge to operations of $28,700 for the write-off of in process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results. The Company recorded no merger and acquisition related charges in the first six months of 2001.

(10)
Goodwill – The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, the Company ceased amortization of goodwill as of that date and impairment of goodwill must be assessed at least annually or when indication of impairment exists. SFAS No. 142 utilizes a fair value approach to determine impairment. Acquired goodwill must be assigned to reporting units for purposes of impairment testing. The Company assigned all goodwill as of January 1, 2002 to an enterprise level-reporting unit. During the quarter ended June 30, 2002, the Company completed the transitional impairment test of its goodwill as of January 1, 2002. Based on the assessment, there was no impairment of the $7,287 of recorded goodwill.

While the Company’s reportable segments are based on geographic area, goodwill cannot be evaluated in this manner as the majority of acquired products are sold in all geographic areas. Therefore, the Company assigned goodwill resulting from the acquisitions of ATI, IKOS and Innoveda to an enterprise level-reporting unit. As of June 30, 2002, the Company had goodwill of $302,238.

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and six month periods ended June 30, 2001:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net Income (loss):
As reported	$(36,591)	$13,502	$(34,833)	$29,902
Goodwill amortization (net of tax)	—	1,768	—	3,575

Adjusted net income (loss)	$(36,591)	$15,270	$(34,833)	$33,477

Basic net income (loss) per share:
As reported	$(.56)	$.21	$(.53)	$.46

As adjusted	$(.56)	$.24	$(.53)	$.52

Diluted net income (loss) per share:
As reported	$(.56)	$.20	$(.53)	$.44

As adjusted	$(.56)	$.23	$(.53)	$.49

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

The Company recognized a net gain of $878 from derivative instruments designated as cash flow hedges of forecasted sales and commission expense transactions during the six months ended June 30, 2002. As of June 30, 2002, the Company had a net unrealized gain associated with cash flow hedges of $857 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next year. Of the $857 recorded in accumulated other comprehensive income, $999 unrealized gain related to the sale of EUR cash flow hedges and $142 unrealized loss related to the purchase of JPY cash flow hedges. The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Six months ended June 30,	2002

Changes in fair value of derivatives	$70
Hedge ineffectiveness recognized in earnings	(91)
Gain reclassified from other comprehensive income	878

Accumulated derivative gain	$857

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in nonfunctional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary. The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment. Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in other income and expense. For the six months ended June 30, 2002, the Company recorded a net favorable adjustment of $13 in accumulated translation adjustment for derivatives designated as net investment hedges.

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues
Americas	$68,903	$67,780	$128,980	$140,349
Europe	37,330	47,853	70,565	91,959
Japan	17,765	26,078	41,259	55,908
Pacific Rim	11,411	7,781	22,609	15,778

Total	$135,409	$149,492	$263,413	$303,994

Operating income (loss)
Americas	$35,653	$37,345	$66,121	$76,074
Europe	18,769	27,650	35,558	49,689
Japan	9,611	15,487	24,499	31,498
Pacific Rim	7,185	5,543	14,639	10,145
Corporate	(103,785)	(71,385)	(174,898)	(135,742)

Total	$(32,567)	$14,640	$(34,081)	$31,664

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues
Integrated Circuit (IC) Design	$96,662	$99,828	$191,449	$201,103
Systems Design	32,131	38,759	59,182	77,921
Professional Services	6,616	10,905	12,782	24,970

Total	$135,409	$149,492	$263,413	$303,994

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the potential impact on the consolidated financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and six months ended June 30, 2002 totaled $67,401 and $135,302, respectively, representing a decrease of $14,834 or 18% and $33,409 or 20% from the comparable periods of 2001. IKOS product revenues for the three months and six months ended June 30, 2002 which totaled $4,318 and $8,992, respectively, have been included in the Company’s revenues. Additionally, Innoveda product revenues of $2,340 for the period May 29 to June 30, 2002 have been included in the Company’s revenues. The net decrease in system and software revenues was attributable to declines in both software product and accelerated verification revenue. System and software revenues were weak as a result of the general downturn in the economy and more specifically due to ongoing difficulties experienced by customers in the personal computer and telecommunications markets.

System and software gross margins were 81% and 87% for the second quarter and first six months of 2002, respectively, compared to 92% and 91% for the comparable periods of 2001. Gross margin was unfavorably impacted in 2002 by a $5,731 write-down of accelerated verification inventory in the second quarter to reduce accelerated verification systems inventory to the amount that is expected to ship within six months on the assumption that any excess will be obsolete.

Amortization of purchased technology to system and software cost of goods sold was $1,784 and $2,256 in the second quarter and first six months of 2002, respectively, compared to $925 and $1,987 in the comparable periods of 2001. The increase in amortization of purchased technology is attributable to the acquisitions that occurred in the first half of 2002.

Service and Support

Service and support revenues for the three and six months ended June 30, 2002 totaled $68,008 and $128,111, respectively. For the three months ended June 30, 2002 service and support revenue increased $751 or 1% from the comparable period of 2001. For the six months ended June 30, 2002, service and support revenue decreased $7,172 or 5% from the comparable period of 2001. The increase for the three months ended June 30, 2002 compared to 2001 was primarily due to accelerated verification support revenue resulting from the acquisition of IKOS. This increase is partially offset by lower consulting revenue as a result of cuts in spending by the Company’s customers. The decrease for the six months ended June 30, 2002 compared to 2001 was primarily due to lower consulting revenue.

Service and support gross margins were 70% and 68% for the second quarter and first six months of 2002, compared to 66% for the comparable periods of 2001. The increase in overall service and support gross margins was due to cuts in support spending.

Geographic Revenues Information

Three months ended June 30,	2002	Change		2001

Americas	$68,903	2%		$67,780
Europe	37,330	(22%	)	47,853
Japan	17,765	(32%	)	26,078
Pac Rim	11,411	47%		7,781

Total	$135,409			$149,492

Six months ended June 30,	2002	Change		2001

Americas	$128,980	(8%	)	$140,349
Europe	70,565	(23%	)	91,959
Japan	41,259	(26%	)	55,908
Pac Rim	22,609	43%		15,778

Total	$263,413			$303,994

Americas revenues, including service and support revenues, increased 2% from the second quarter of 2001 to the second quarter of 2002 and decreased 8% from the first six months of 2001 to the first six months of 2002. Revenues outside the Americas represented 49% and 51% of total revenues in the second quarter and first six months of 2002, respectively, compared to 55% and 54% for comparable periods of 2001. European revenues decreased 22% and 23% in the second quarter and first six months of 2002, respectively, from the comparable periods of 2001. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 1% in the second quarter of 2002 and did not impact European revenues in the first six months of 2002, from the comparable periods of 2001. Exclusive of currency effects, revenues decreased in Europe due to lower software and consulting sales. Japanese revenues decreased 32% and 26% in the second quarter and first six months of 2002, respectively, from the comparable periods of 2001. The effects of exchange rate differences from the Japanese yen to the U.S. dollar did not impact Japanese revenues in the second quarter of 2002 but negatively impacted revenues by approximately 7% in the first six months of 2002. Exclusive of currency effects, lower revenues in Japan were primarily attributable to lower software and accelerated verification sales offset by an increase in service revenue during the second quarter of 2002 as compared to 2001. Pac Rim revenues increased 47% and 43% in the second quarter and first six months of 2002, respectively, from the comparable periods of 2001. Higher revenues in Pac Rim were attributable to growth in both software and support sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Research and development expenses totaled $40,305 and $35,092 or 30% and 23% of revenues for the second quarters of 2002 and 2001, respectively and $75,913 and $67,732 or 29% and 22% of revenues for the first six months of 2002 and 2001, respectively. Marketing and selling expenses totaled $54,409 and $49,385 or 40% and 33% of revenues for the second quarters of 2002 and 2001, respectively and $102,080 and $101,958 or 39% and 34% of revenues for the first six months of 2002 and 2001, respectively. General and administration expenses totaled $18,862 and $15,868 or 14% and 11% of revenues for the second quarters of 2002 and 2001, respectively and $35,261 and $34,043 or 13% and 11% of revenues for the first six months of 2002 and 2001, respectively. General and administration expenses include litigation related costs of $2,283 and $2,013 for the three months ended June 30, 2002 and 2001, respectively and $3,988 and $5,159 for the six months ended June 30, 2002 and 2001, respectively. These amounts were previously included in other income (expense). See “Part II – Item 1. Legal Proceedings” for further discussion. Amortization of intangibles totaled $537 and $2,210 or 1% of revenues for the second quarters of 2002 and 2001, respectively and $537 and $4,469 or 1% of revenues for the first six months of 2002 and 2001, respectively. The increase in operating expenses, in absolute dollars and as percentage of revenues, was primarily attributable to acquisitions in the first half of 2002 partially offset by a decrease in commissions and variable compensation due to the decrease in revenue as compared to the same period in 2001.

SPECIAL CHARGES

During the first six months of 2002, the Company recorded a benefit in special charges of $3,594. This primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations.

The company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following recent acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of change in assumptions regarding lease payments for an abandoned facility in Europe.

The Company rebalanced the workforce by 75 employees during the first six months of 2002. This reduction primarily impacted research and development and administration due to the overlap of employee skill sets as a result of recent acquisitions. Employee severance costs of $2,824 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended during the third quarter of 2002. There have been no significant modifications to the amount of these charges.

During the first six months of 2001 the Company recorded special charges of $3,512. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations were expended by the end of 2001.

MERGER AND ACQUISITION RELATED CHARGES

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,359. The excess of liabilities assumed over tangible assets acquired was $2,357. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $17,288, technology of $6,500 and other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology will be amortized to cost of goods sold over 5 years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life and will not be amortized, while the remaining $400 will be amortized, primarily over 5 years, to operating expenses. The separate results of operations were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $120,598. The fair value of options assumed totaled $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,528 and costs of vacating certain leased facilities of IKOS of $11,193. These costs will result in cash expenditures of $14,222, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $9,259. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $107,845, technology of $16,900, deferred compensation relating to assumed unvested options of $695 and other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 10 quarters to operating expenses and other identified intangible assets will be amortized over 1 year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding Mentor Graphics’ product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $171,764. The fair value of options assumed totaled $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,416 and costs of vacating certain leased facilities of Innoveda of $4,871. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $5,673. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $169,790, technology of $13,000, deferred compensation relating to assumed unvested options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 4 years to operating expenses and of the $5,450 other identified intangible assets, $3,600 has been determined to have an indefinite life and will not be amortized, while the remaining $1,850 will be amortized primarily over 3 years to operating expenses.

In connection with these acquisitions, the Company recorded a charge to operations of $28,700 for the write-off of in process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results. The Company recorded no merger and acquisition related charges in the first six months of 2001.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $(2,891) and $820 for the second quarter and first six months of 2002 compared to $2,238 and $5,714 for the second quarter and first six months of 2001. Interest income was $1,547 and $3,685 in the second quarter and first six months of 2002, compared to $3,244 and $6,454 for comparable periods of 2001. Interest expense was $1,127 and $1,259 in the second quarter and first six months of 2002, compared to $465 and $898 for comparable periods of 2001. Interest expense will increase further in the third quarter of 2002 as a result of a full quarter of interest under the Company’s convertible subordinated debentures issued in June 2002. Other income (expense) was unfavorably impacted by a foreign currency loss of $112 and $110 in the second quarter and first six months of 2002, compared to a foreign currency gain of $12 and $493 for the comparable periods of 2001. In addition, other income (expense) was unfavorably impacted by loan fees of $2,104 during the first six months of 2002. These unfavorable variances were partially offset by a gain on sale of investment of $2,438 in the first six months of 2002 compared to $933 in the first six months of 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes was $1,133 and $1,572 in the second quarter and first six months of 2002, compared to $3,376 and $7,476 for the comparable periods of 2001. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions, offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in offshore operations.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

Under Statement of Financial Accounting Standards (SFAS) No. 109 “ Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The portion of the valuation allowance for deferred tax assets related to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits will be applied directly to contributed capital, will be maintained until such benefits are actually realized on the Company’s income tax returns. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

EFFECTS OF FOREIGN CURRENCY FLUCTUATIONS

Approximately half of the Company’s revenues are generated outside of the United States. For 2002 and 2001, approximately half of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company’s results of operations.

Foreign currency translation adjustment, which is a component of accumulated translation adjustment reported in the stockholders’ equity section of the Consolidated Balance Sheets increased to $14,419 at June 30, 2002, from $10,736 at the end of 2001. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2001 as a result of a weaker U.S. dollar as of June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at June 30, 2002 were $44,531 compared to $147,176 at the end of 2001. Cash provided by operations was $3,021 in the first six months of 2002 compared to $46,553 during the same period in 2001. Cash provided by operations in the first six months of 2002 was positively impacted by non-cash asset write-downs of $28,700, an increase in deferred revenue of $16,775 and depreciation and amortization of $12,803. Cash provided by operations in the first six months of 2002 was negatively impacted by a net loss of $34,833 and a decrease in accounts payable and accrued liabilities of $24,890. Cash provided by operations in the first six months of 2001 was positively impacted by net income of $29,902, depreciation and amortization of $14,830, and increase in deferred revenue of $5,725. Cash provided by operations in the first six months of 2001 was negatively impacted by a decrease in accounts payable and accrued liabilities of $26,166.

Cash used for investing activities, excluding short-term investments, was $285,399 and $9,733 in the first six months of 2002 and 2001, respectively. Cash used for investing activities included capital expenditures of $9,705 and $10,666 in the first six months of 2002 and 2001, respectively. Purchase of businesses was $278,132 for the first six months of 2002. Cash provided by financing activities was $177,423 in the first six months of 2002 compared to cash used for financing activities of $26,506 in the first six months of 2001. Cash provided by financing activities in 2002 included $177,831 proceeds from long-term notes payable. Cash used for financing activities in 2001 included a repurchase of 1,458 shares of common stock for $37,274. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $10,981 and $11,768 in 2002 and 2001, respectively.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $162,354 at June 30, 2002 from $139,391 at December 31, 2001. Excluding the current portion of term receivables of $74,403 and $62,749, average days sales outstanding were 58 days and 42 days at June 30, 2002 and December 31, 2001, respectively. Average days sales outstanding in total accounts receivable increased from 76 days at the end of 2001 to 108 days at the end of the second quarter of 2002. The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three-year) contract sales in the second quarter of 2002 compared to the fourth quarter of 2001. In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. The Company sold no short-term accounts receivables in the second quarter of 2002 and fourth quarter of 2001.

INVENTORY

Inventory was $5,009 at December 31, 2001, then increased to $8,938 at March 31, 2002 as a result of the acquisition of IKOS and then declined to $2,259 at June 30, 2002. The decrease in the second quarter was due to a $5,731 write-down of accelerated verification inventory, including a portion of the IKOS inventory, to reduce inventory to the amount that is expected to ship within six months.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $5,262 from December 31, 2001 to June 30, 2002. The increase was primarily due to an income tax receivable of $2,900 acquired through the purchase of IKOS.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term decreased to $53,809 at June 30, 2002 compared to $58,922 at December 31, 2001. The balances were attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease was due to run-off of balances on older term agreements, partially offset by new term agreements.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $5,048 from December 31, 2001 to June 30, 2002. The decrease was primarily due to payments of the 2001 annual and fourth quarter incentive compensation.

ACCRUED LIABILITIES

Accrued liabilities increased $36,011 from December 31, 2001 to June 30, 2002. The increase was primarily due to accrued acquisition costs, excess leased facility costs and accrued termination benefits as a result of the acquisitions of ATI, IKOS and Innoveda.

DEFERRED REVENUE

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $42,719 from December 31, 2001 to June 30, 2002 which included $25,404 acquired through purchases of ATI, IKOS and Innoveda, where the cash received prior to acquisition was not included in the Company’s cash provided by operating activities. In addition, deferred revenue increased due to annual support renewals in the first and second quarters of 2002.

CAPITAL RESOURCES

Expenditures for property and equipment decreased to $9,705 for the first six months of 2002 compared to $10,666 for the same period in 2001. Expenditures in the first quarter of 2002 and 2001 did not include any individually significant projects. In the first six months of 2002, the Company completed the acquisitions of ATI, IKOS and Innoveda, which resulted in net cash payments of $278,132.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A to fund the purchase of Innoveda. The Company will pay interest on the Notes semi-annually, beginning December 15, 2002. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

The Company anticipates current cash balances, anticipated cash flows from operating activities and borrowings under existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

OUTLOOK

The following discussion of the Company’s outlook reflects the acquisitions of ATI, IKOS and Innoveda completed in the first six months of 2002.

Third Quarter 2002

Revenues of about $150,000 are expected. Gross margin is expected to be about 80%. Operating expenses, exclusive of amortization of intangible assets and special charges, should be approximately $120,000. Other income and expense is expected to be about $2,500 of expense, reflecting added interest expense from the Company’s convertible debt and less interest income on lower cash balances. There will be little or no tax expense in the quarter as results are expected to be essentially break-even.

Full Year 2002

Revenues are expected to be in the range of $590,000 to $600,000. Gross margin should run approximately 80% to 81% for the year. Operating expenses, exclusive of amortization of intangible assets and special charges, should be in the range of $450,000 to $460,000. Other income and expense is expected to be about $4,000 expense for the full year. The Company expects to incur income tax in the range of $4 million for the year. Diluted shares outstanding are expected to be 67,000.

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

The Company’s business is largely dependent upon the success and growth of the semiconductor, electronics and telecommunications equipment industries. Significant reduction in capital spending in these industries caused by worsening economic conditions may result in decreased revenues and earnings. The Company’s revenues are dependent on the level of technology capital spending, which include expenditures for EDA software and other consulting services, in the U.S. and international economies. A number of telecommunications companies have recently filed for bankruptcy protection and others have announced further reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, business will continue to be adversely affected. In addition, demand for the Company’s products and services may be affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns. The above business challenges for the electronics and related industries may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Mentor Emulation Division is in the hardware development and assembly business. Risk factors include procuring hardware components on a timely basis from a limited number of suppliers, assembling and shipping systems on a timely basis with appropriate quality control, developing distribution and shipment processes, managing inventory and related obsolescence issues, and developing processes to deliver customer support for hardware. On occasion, the Company will commit to purchase component parts from its suppliers based on sales forecasts of emulation products. If the Company cannot change or be released from these non-cancelable purchase commitments, significant costs related to the purchase of unusable components could be incurred. Additionally, a delay in production of the components or inaccurately predicting orders in advance of actual customer orders could adversely affect the Company’s results of operations.

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

The Company is engaged in litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., in which Quickturn has asserted that the Company and Meta are infringing Quickturn patents. See “Part II – Item 1. Legal Proceedings” for further discussion. The Company has been prohibited from using, selling or marketing its first generation SimExpress emulation products in the U.S. While the Company settled one SimExpress court case in the second quarter of 1999, other legal proceedings and litigation continue. These actions could adversely affect the Company’s ability to sell its accelerated verification products in other jurisdictions worldwide and may negatively affect demand for accelerated verification products for the Company worldwide until the outcome is determined. This litigation could result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a materially adverse effect on the Company’s results of operations.

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

The Company is involved in various administrative matters and litigation. There can be no assurance that they will not have a material adverse impact on the Company’s consolidated financial position or results of operations. In particular, as patents have become increasingly significant in the EDA industry, the Company is exposed to increased risk of involvement in very costly and time consuming patent infringement litigation, either as plaintiff or defendant. For example, see “Part II – Item 1. Legal Proceedings”. The pending litigation and any future litigation may result in injunctions against future product sales, substantial unanticipated legal costs and divert the efforts of management personnel.

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

The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount, including any associated intangible assets, to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. In the event that, in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down, in the period that determination was made.

The Company evaluates, on a quarterly basis, the need for inventory reserves based on projections of accelerated verification systems expected to ship within six months. All inventory value in excess of these projections is reserved on the assumption that it will be obsolete.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2002. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate

Cash equivalents – fixed rate	$2,674	3.23%
Short-term investments – fixed rate	6,145	5.41%

Total fixed rate interest bearing instruments	$8,819	4.75%

The Company’s interest expense is also sensitive to fluctuations in the general level of interest rates. Changes in interest rates affect the interest expense on the Company’s notes payable. At June 30, 2002, the Company had notes of $172,500 with a fixed rate of 6 7/8% and other borrowings of $5,331 with variable rates based on market indexes. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $53.

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The Company currently has foreign currency options outstanding to sell Japanese yen over the next year with contract values totaling approximately $30,025 at average contract exchange rates of approximately 127.39 JPY. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these option contracts was approximately zero at June 30, 2002.

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these forward contracts was approximately zero at June 30, 2002.

From time to time the Company enters into forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders’ equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of June 30, 2002 the Company had no forward contacts outstanding to protect the net investment in its Japanese subsidiary.

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

The following table provides information about the Company’s foreign exchange forward contracts at June 30, 2002. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at June 30, 2002. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts:	Amount	Average Contract Rate

Forward Contracts:
Japanese yen	$27,887	$118.81
Euro	26,969	1.08
British pound	5,449	0.67
Swiss franc	2,771	9.57
Israel shekels	1,076	4.98
Canadian dollars	1,003	1.54
Other	2,782	—

While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance that the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in the currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during the quarter ended June 30, 2002. The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In October 1997, Quickturn, a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by the Company’s SimExpress product of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress infringed EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. As a result, the German District Court suspended its April 1999 judgment of infringement against SimExpress. Quickturn has appealed the invalidation of EP’491.

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

The Company has consolidated lawsuits pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. In March 2002, the court granted Company’s request for summary judgment finding that Quickturn’s MercuryPlus infringes claims of one patent. In June 2002, the court granted a Quickturn motion for summary judgment finding that three claims, of the 71 asserted claims of the six patents, are invalid. Remaining issues of validity and infringement of the other five patents will be determined at trial scheduled for January of 2003.

The Company also has pending a misappropriation of trade secret case against Quickturn in U.S. District Court for the Northern District of California. This lawsuit alleges that Quickturn misappropriated Meta’s trade secrets during Quickturn’s evaluation of Meta’s technology in connection with merger discussions in 1994 and 1995. The Company also alleges that Quickturn filed a U.S. patent application claiming an invention that Quickturn learned from Meta in the same period and asks the court to correct the inventorship of the resulting U.S. patent. This case has been consolidated with the patent infringement lawsuits for purposes of discovery; consolidation for trial is likely. The Company expects trial in the patent infringement lawsuits and the trade secret case to occur in January of 2003.

In August 2002, the Company’s IKOS Systems subsidiary filed a patent infringement lawsuit in Delaware U.S. District Court against Cadence Design Systems and Quickturn. The complaint alleges that Palladium, a Cadence/Quickturn hardware emulation system, infringes a United States Patent awarded to IKOS Systems in 1998.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts, and employee relation matters.

Item 2.    Changes in Securities and Use of Proceeds

In June 2002, the Company closed a private offering of $172,500 aggregate principal amount of 6 7/8% Convertible Subordinated Notes (“Notes”) Due 2007 issued pursuant to Rule 144A of the Securities Act. The Notes bear interest at a rate of 6 7/8% per annum. The notes are convertible by the holders into the Company’s common stock at a conversion price of $23.27 per share at any time. At this conversion price, each $1,000 principal amount of the debentures will be convertible into approximately 42.97 shares of the Company’s common stock.

After aggregate underwriting commissions and expenses, the Company netted approximately $167,000 in proceeds from the offering. The Company used the net proceeds generated from the offering to finance the acquisition of Innoveda, Inc. Banc of America Securities LLC, Fleet Securities, Inc., Scotia Capital and Needham & Company, Inc. acted as initial purchasers of the notes.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 7, 2002 at the Company’s offices in Wilsonville, Oregon to consider and vote upon a proposal to elect directors and a shareholder proposal requesting that all equity compensation plans and amendments to add shares to those plans be submitted to shareholders for approval. The nominees for directors listed below were elected directors of the Company by the following vote.

Election of Directors	For	Withheld
Peter L. Bonfield	54,926,614	1,723,065
Marsha B. Congdon	56,180,734	468,945
James R. Fiebiger	56,124,018	525,661
Gregory K. Hinckley	56,117,234	532,445
Kevin C. McDonough	56,124,134	525,545
Walden C. Rhines	56,117,234	532,445
Fontaine K. Richardson	56,117,118	532,561

The shareholder proposal was approved. A total of 26,708,077 shares were voted in favor of the proposal, 19,995,102 shares were voted against the proposal, 350,695 shares abstained and there were 9,595,805 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.B.	Indenture dated June 3, 2002 between the Company and Wilmington Trust Company.

4.C.	Resale Registration Rights Agreement dated June 3, 2002.

10.A.	Second Amendment to Credit Agreement dated as of April 16, 2002 between the Company, Bank of America, N.A. as agent and the other lenders.

(b)	Reports on Form 8-K

On April 10, 2002, the Company filed a current report on Form 8-K to report under Item 2 that on March 27, 2002 the Company had acquired 85% of the outstanding shares of common stock of IKOS Systems, Inc.

On April 24, 2002, the Company filed a current report on Form 8-K to report under Item 5 that the Company had entered into a merger agreement to acquire all of the outstanding stock of Innoveda, Inc.

On May 3, 2002, the Company filed a current report on Form 8-K to report under Item 4 the change in the Company’s certifying accountants, from Arthur Andersen LLP to KPMG LLP, effective April 29, 2002.

On May 29, 2002, the Company filed a current report on Form 8-K to report under Item 5 that the Company had announced the closing of its tender offer for the shares of common stock of Innoveda, Inc. and the acquisition of 94% of Innoveda’s outstanding common stock. The filing included audited financial statements of Innoveda, Inc. as of December 29, 2001 and December 30, 2000 and for the three years ended December 29, 2001 and unaudited financial statements of Innoveda, Inc. as of and for the three months ended March 31, 2002.

On May 29, 2002, the Company filed a current report on Form 8-K/A to report under Items 2 and 7 the completion of the Company’s acquisition of IKOS Systems, Inc. The filing included audited financial statements of IKOS Systems, Inc. as of September 29, 2001 and September 30, 2000 and for the three years ended September 29, 2001 and unauditied financial statements of IKOS Systems, Inc. as of December 29, 2001 and for the three months ended December 29, 2001 and December 30, 2000. The filing also included unaudited pro forma financial statements showing the combination of the Company and IKOS Systems, Inc. as of and for the year ended December 31, 2001.

On May 29, 2002, the Company filed a current report on Form 8-K/A to report under Item 5 that the Company announced its intention to commence an offering of $150 million in principal amount of Convertible Subordinated Notes to be issued pursuant to Rule 144A.

On May 30, 2002, the Company filed a current report on Form 8-K to report under Item 5 that the Company announced the pricing of a private offering of $150 million aggregate principal amount of its 6 7/8% Convertible Subordinated Notes Due 2007 to be issued pursuant to Rule 144A.

On June 3, 2002, the Company filed a current report on Form 8-K to report under Item 5 that the Company had announced the closing of a private offering of $150 million aggregate principal amount of its 6 7/8% Convertible Subordinated Notes Due 2007 issued pursuant to Rule 144A.

On June 11, 2002, the Company filed a current report on Form 8-K to report under Item 2 the completion of the Company’s acquisition of Innoveda, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002.	MENTOR GRAPHICS CORPORATION (Registrant)

	By:	/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley President