Form 10-Q
period 2002-09-30
MENTOR GRAPHICS CORP
filed 2002-11-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777
(Address including zip code of principal executive offices)

Registrant’s telephone number, including area code: (503) 685-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]        No  [    ]

Number of shares of common stock, no par value, outstanding as of November 1, 2002: 66,577,995

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MENTOR GRAPHICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended September 30,	2002	2001
In thousands, except per share data

Revenues:
System and software	$80,587	$65,071
Service and support	72,063	65,971

Total revenues	152,650	131,042

Cost of revenues:
System and software	6,013	7,036
Service and support	20,714	21,041
Amortization of purchased technology	2,217	795

Total cost of revenues	28,944	28,872

Gross margin	123,706	102,170

Operating expenses:
Research and development	43,127	34,181
Marketing and selling	56,378	44,423
General and administration	17,337	14,679
Amortization of intangible assets	859	2,205
Special charges	1,534	—

Total operating expenses	119,235	95,488

Operating income	4,471	6,682
Other income, net	839	1,860
Interest expense	(3,451)	(1,002)

Income before income taxes	1,859	7,540
Income tax expense	—	1,508

Net income	$1,859	$6,032

Net income per share:
Basic	$.03	$.09

Diluted	$.03	$.09

Weighted average number of shares outstanding:
Basic	65,911	64,511

Diluted	66,187	66,610

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Nine months ended September 30,	2002	2001
In thousands, except per share data

Revenues:
System and software	$215,889	$233,782
Service and support	200,174	201,254

Total revenues	416,063	435,036

Cost of revenues:
System and software	21,895	19,666
Service and support	61,173	67,040
Amortization of purchased technology	4,473	2,782

Total cost of revenues	87,541	89,488

Gross margin	328,522	345,548

Operating expenses:
Research and development	119,040	101,913
Marketing and selling	158,458	146,381
General and administration	52,598	48,722
Amortization of intangible assets	1,396	6,674
Special charges	(2,060)	3,512
Merger and acquisition related charges	28,700	—

Total operating expenses	358,132	307,202

Operating income (loss)	(29,610)	38,346
Other income, net	2,918	8,472
Interest expense	(4,710)	(1,900)

Income (loss) before income taxes	(31,402)	44,918
Income tax expense	1,572	8,984

Net income (loss)	$(32,974)	$35,934

Net income (loss) per share:
Basic	$(.50)	$.56

Diluted	$(.50)	$.53

Weighted average number of shares outstanding:
Basic	65,535	64,387

Diluted	65,535	67,810

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2002	As of December 31, 2001 (1)
In thousands

Assets
Current assets:
Cash and cash equivalents	$50,201	$124,029
Short-term investments	3,902	23,147
Trade accounts receivable, net	150,118	139,391
Inventory, net	1,857	5,009
Prepaid expenses and other	23,202	20,233
Deferred income taxes	17,542	15,118

Total current assets	246,822	326,927

Property, plant and equipment, net	88,887	82,247
Term receivables, long-term	63,640	58,922
Goodwill	300,841	7,287
Intangible assets, net	43,547	4,597
Other assets	29,920	41,241

Total assets	$773,657	$521,221

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$17,086	$—
Accounts payable	15,699	8,581
Income taxes payable	45,129	39,465
Accrued payroll and related liabilities	41,407	47,922
Accrued liabilities	46,482	24,752
Deferred revenue	88,613	56,914

Total current liabilities	254,416	177,634

Long-term notes payable	177,378	5,100
Other long-term liabilities	20,076	9,366

Total liabilities	451,870	192,100

Commitments and contingencies (Note 12)
Minority interest	3,100	2,913

Stockholders’ equity:
Common stock	277,422	245,672
Deferred compensation	(5,841)	—
Retained earnings	31,314	64,288
Accumulated other comprehensive income	15,792	16,248

Total stockholders’ equity	318,687	326,208

Total liabilities and stockholders’ equity	$773,657	$521,221

See accompanying notes to unaudited consolidated financial statements.

(1)    December 31, 2001 restated to account for previously owned shares of IKOS Systems, Inc. under the equity method as required by Accounting Research Bulletin No. 51 “Consolidated Financial Statements”.

MENTOR GRAPHICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30,	2002	2001
In thousands

Operating Cash Flows:
Net income (loss)	$(32,974)	$35,934

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	15,669	12,961
Amortization of intangible assets and other assets	6,244	9,452
Deferred income taxes	(1,177)	(23)
Changes in other long-term liabilities and minority interest	(6,789)	257
Write-down of assets	28,700	2,768
Gain on sale of investments	(2,438)	(933)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	9,242	31,853
Prepaid expenses, inventory and other	14,246	1,631
Term receivables, long-term	(2,841)	1,289
Accounts payable and accrued liabilities	(24,231)	(31,996)
Income taxes payable	(699)	4,521
Deferred revenue	5,666	(1,005)

Net cash provided by operating activities	8,618	66,709

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	28,477	56,539
Purchases of short-term investments	(7,902)	(51,560)
Purchases of property, plant and equipment	(14,013)	(13,886)
Proceeds from sale of investments	2,438	933
Acquisitions of businesses and equity interests	(287,058)	(3,268)

Net cash used by investing activities	(278,058)	(11,242)

Financing Cash Flows:
Proceeds from issuance of common stock	17,272	16,060
Repurchase of common stock	—	(39,659)
Net increase in short-term borrowings	13,336	—
Note issuance costs	(5,513)	—
Proceeds from long-term notes payable	177,831	—
Repayments of long-term notes payable	(7,714)	(1,000)

Net cash provided (used) by financing activities	195,212	(24,599)

Effect of exchange rate changes on cash and cash equivalents	400	(739)

Net change in cash and cash equivalents	(73,828)	30,129
Cash and cash equivalents at beginning of period	124,029	109,112

Cash and cash equivalents at end of period	$50,201	$139,241

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts; Unaudited)

(1)
General—The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the accompanying consolidated financial statements for 2001 to conform with the 2002 presentation.

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

(2)	Summary of Significant Accounting Policies—

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Goodwill, Intangible and Long-Lived Assets
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Other intangible assets continue to be amortized over their estimated lives. In-process research and development continues to be written-off immediately. Under SFAS No. 144, the Company continues to periodically review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount, including any associated intangible assets, to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In the event that, in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down, in the period that determination was made. As of September 30, 2002, there has been no such indication of impairment.

Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenues from license arrangements are recognized upon contract execution and start of license term, provided all delivery obligations have been met, fees are fixed and determinable and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Product revenue from term installment sales agreements which include fixed term licenses are with the Company’s top-rated customers and are recognized upon shipment while any maintenance revenues included in these arrangements are deferred and recognized ratably over the contract term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription-type term license agreements, which typically include software, rights to future software products and services is deferred and recognized ratably over the term of the subscription period. Revenue from annual maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed.

Transfer of Financial Assets
The Company may finance certain software license and service agreements with customers through the sale, assignment and transfer of future payments under those agreements to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

(3)
Net Income (Loss) Per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period, using the if-converted method for the convertible debentures and the treasury stock method for stock options and warrants. Potentially dilutive securities, consisting of outstanding convertible debentures, stock options and common stock warrants, have been excluded from the diluted loss per share calculation for the nine months ended September 30, 2002 because their effects would have been anti-dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$1,859	$6,032	$(32,974)	$35,934

Weighted average shares used to calculate basic income (loss) per share	65,911	64,511	65,535	64,387
Employee stock options and employee stock purchase plan	276	2,040	—	3,256
Warrants	—	59	—	167

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	66,187	66,610	65,535	67,810

Basic net income (loss) per share	$.03	$.09	$(.50)	$.56
Diluted net income (loss) per share	$.03	$.09	$(.50)	$.53

Options and warrants to purchase 14,777 and 4,232 shares of common stock for the three month periods ended September 30, 2002 and 2001, respectively, and 8,796 and 559 for the nine month periods ended September 30, 2002 and 2001, respectively were not included in the computation of diluted earnings per share. The options and warrants were excluded because they were anti-dilutive as the exercise price was greater than the average market price of common shares for the respective periods.

The effect of the conversion of the Company’s convertible notes for the three and nine months ended September 30, 2002 is anti-dilutive. If the assumed conversion of convertible notes had been dilutive, the incremental weighted average shares outstanding would have been 7,413 and 3,235 for the three and nine months ended September 30, 2002, respectively.

(4)
Long-Term Notes Payable—In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A. The Company will pay interest on the Notes semi-annually, beginning December 15, 2002. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

(5)
Stock Repurchases—The board of directors has authorized the Company to repurchase shares in the open market. The Company did not repurchase shares of common stock in the first nine months of 2002 compared to 1,621 shares of common stock purchased for an aggregate purchase price of $39,659 in the comparable period of 2001. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(6)	Supplemental Cash Flow Information—The following provides additional information concerning supplemental disclosures of cash flow activities:

Nine months ended September 30,	2002	2001
Interest paid	$839	$1,207

Income taxes paid, net of refunds	$1,475	$5,992

(7)	Comprehensive Net Income (Loss)—The following provides a summary of comprehensive net income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$1,859	$6,032	$(32,974)	$35,934
Change in accumulated translation adjustment	998	2,513	4,681	(1,858)
Unrealized gain / (loss) on investments reported at fair value	—	1,921	153	1,754
Reclassification adjustment for investment gains included in net income (loss)	—	—	(2,438)	(933)
Change in unrealized gain on derivative instruments	(482)	(1,279)	(2,852)	(1,028)

Comprehensive net income (loss)	$2,375	$9,187	$(33,430)	$33,869

(8)
Special Charges—During the three months ended September 30, 2002 the Company recorded special charges of $1,933 and recorded a $399 benefit to special charges for the reversal of excess accruals related to acquisitions that occurred in prior years resulting in net special charges of $1,534 for the quarter. The Company recorded a net cumulative benefit to special charges of $2,060 for the nine months ended September 30, 2002. This benefit primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following recent acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of change in assumptions regarding lease payments for an abandoned facility in Europe. During the third quarter of 2002, the Company recorded $211 related to excess leased facility costs for leases of permanently abandoned facilities in Europe. Non-cancelable lease payments on these excess leased facilities will be expended within the next twelve months.

The Company rebalanced the workforce by 54 and 128 employees during the three months and nine months ended September 30, 2002, respectively. The reduction primarily impacted research and development due to the overlap of employee skill sets as a result of recent acquisitions. Employee severance costs of $1,735 and $4,558 for the three months and nine months ended September 30, 2002, respectively, included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended before the end of 2002. There have been no significant modifications to the amount of these charges.

During the first nine months of 2001, the Company recorded special charges of $3,512, all of which were recorded in the second quarter. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations were expended by the end of 2001.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2002:

	Accrued Special Charges at December 31, 2001	2002 Charges	2002 Payments	Accrued Special Charges at September 30, 2002
Employee severance and related costs	$3,107	$4,558	$(4,958)	$2,707
Lease termination fees and other facility costs	9,300	(6,422)	(794)	2,084
Other costs	214	203	(260)	157

Total	$12,621	$(1,661)	$(6,012)	$4,948

(9)
Merger and Acquisition Related Charges—In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,359. The excess of liabilities assumed over tangible assets acquired was $1,808. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $16,739, technology of $6,500 and other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology will be amortized to cost of goods sold over 5 years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life and will not be amortized, while the remaining $400 will be amortized, primarily over 5 years, to operating expenses. The separate results of operations were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $120,598. The fair value of options assumed totaled $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,203 and costs of vacating certain leased facilities of IKOS of $11,344. These costs will result in cash expenditures of $14,048, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all IKOS functions. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $10,910. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $106,020, technology of $16,900, deferred compensation relating to assumed unvested options of $695 and other identified intangible assets of $800, net of related deferred tax liability of $7,358. The Company may revise these purchase accounting allocations for one year after the acquisition based on revisions to the initial estimates. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 10 quarters to operating expenses and other identified intangible assets will be amortized over 1 year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding Mentor Graphics’ product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $171,764. The fair value of options assumed totaled $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,416 and costs of vacating certain leased facilities of Innoveda of $4,871. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all Innoveda functions. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $5,673. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $169,790, technology of $13,000, deferred compensation relating to assumed unvested options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The Company may revise these purchase accounting allocations for one year after the acquisition based on revisions to the initial estimates. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 4 years to operating expenses and of the $5,450 other identified intangible assets, $3,600 has been determined to have an indefinite life and will not be amortized, while the remaining $1,850 will be amortized primarily over 3 years to operating expenses.

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

Nine months ended September 30,	2002	2001
Revenue	$443,714	$544,463
Net income (loss)	$(36,850)	$(13,537)
Basic net income (loss) per share	$(0.56)	$(0.21)
Diluted net income (loss) per share	$(0.56)	$(0.21)

The Company has excluded the IKOS break-up fee and charges for in-process R&D from these pro forma results, due to their non-recurring nature.

In connection with these acquisitions, the Company recorded a charge to operations of $28,700 for the write-off of in process R&D. The value assigned to in-process R&D related to research projects for which technological feasibility had not yet been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on the Company’s estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. The Company will monitor how underlying assumptions compare to actual results. The Company recorded no merger and acquisition related charges in the first nine months of 2001.

(10)
Goodwill—The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, the Company ceased amortization of goodwill as of that date and impairment of goodwill must be assessed at least annually or when indication of impairment exists. SFAS No. 142 utilizes a fair value approach to determine impairment. Acquired goodwill must be assigned to reporting units for purposes of impairment testing. The Company assigned all goodwill as of January 1, 2002 to an enterprise level-reporting unit. During the quarter ended June 30, 2002, the Company completed the transitional impairment test of its goodwill as of January 1, 2002. Based on the assessment, there was no impairment of the $7,287 of recorded goodwill.

While the Company’s reportable segments are based on geographic area, goodwill cannot be evaluated in this manner as the majority of acquired products are sold in all geographic areas. Therefore, the Company assigned goodwill resulting from the acquisitions of ATI, IKOS and Innoveda to an enterprise level-reporting unit. As of September 30, 2002, the Company had goodwill of $300,841. The Company expects to perform its annual impairment test during the fourth quarter absent any impairment indicators.

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and nine month periods ended September 30, 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net Income (loss):
As reported	$1,859	$6,032	$(32,974)	$35,934
Goodwill amortization (net of tax)	—	1,764	—	5,339

Adjusted net income (loss)	$1,859	$7,796	$(32,974)	$41,273

Basic net income (loss) per share:
As reported	$.03	$.09	$(.50)	$.56

As adjusted	$.03	$.12	$(.50)	$.64

Diluted net income (loss) per share:
As reported	$.03	$.09	$(.50)	$.53

As adjusted	$.03	$.12	$(.50)	$.61

(11)
Derivative Instruments and Hedging Activities—The Company uses derivatives to partially offset its business exposure to currency risk. Forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk of future cash flows on certain forecasted revenues and expenses. Typically, the Company hedges portions of its forecasted currency exposure associated with revenues and expenses over a time horizon of one year.

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

The Company recognized a net gain of $1,352 from derivative instruments designated as cash flow hedges of forecasted sales and commission expense transactions during the nine months ended September 30, 2002. As of September 30, 2002, the Company had a net unrealized gain associated with cash flow hedges of $376 recorded in accumulated other comprehensive income which is expected to be reclassified to earnings within the next year. Of the $376 recorded in accumulated other comprehensive income, $461 unrealized gain related to the sale of Euro cash flow hedges and $85 unrealized loss related to the purchase of Japanese Yen cash flow hedges. The following provides a summary of activity in other comprehensive income related to derivatives held by the Company:

Nine months ended September 30,	2002
Changes in fair value of derivatives	$(1,638)
Hedge ineffectiveness recognized in earnings	138
Gain reclassified from other comprehensive income	(1,352)

Change in unrealized gain on derivatives	$(2,852)

The Company enters into forward contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in fair value of the related assets and liabilities.

The Company entered into a forward contract to offset the translation and economic exposure of a net investment position in its Japanese subsidiary. The effective portion of the net gain or loss on the derivative instrument is reported in the same manner as foreign currency translation adjustment. Any residual changes in the fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in other income and expense. For the nine months ended September 30, 2002, the Company recorded a net favorable adjustment of $13 in accumulated translation adjustment for derivatives designated as net investment hedges.

(12)	Commitments and Contingencies—See “Part II—Item 1. Legal Proceedings” for a description.

(13)
Segment Reporting—The Company operates exclusively in the EDA industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, aerospace and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. The Company’s reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Americas	$80,691	$60,730	$209,671	$201,079
Europe	37,311	39,157	107,876	131,116
Japan	20,296	22,908	61,555	78,816
Pacific Rim	14,352	8,247	36,961	24,025

Total	$152,650	$131,042	$416,063	$435,036

Operating income (loss)
Americas	$42,844	$32,386	$108,500	$108,460
Europe	20,982	21,370	57,917	71,059
Japan	11,092	13,529	34,969	45,027
Pacific Rim	10,480	5,578	24,899	15,723
Corporate	(80,927)	(66,181)	(255,895)	(201,923)

Total	$4,471	$6,682	$(29,610)	$38,346

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Integrated Circuit (IC) Design	$105,479	$93,161	$296,928	$294,264
Systems Design	40,965	29,952	100,147	107,873
Professional Services	6,206	7,929	18,988	32,899

Total	$152,650	$131,042	$416,063	$435,036

(14)
Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on January 1, 2003. The Company does not expect this statement to have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the potential impact on its consolidated financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
(All numerical references in thousands, except for headcount and percentages)

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and nine months ended September 30, 2002 totaled $80,587 and $215,889, respectively, representing an increase of $15,516 or 24% and a decrease of $17,893 or 8% from the comparable periods of 2001. IKOS product revenues for the three months and the period from March 27 to September 30, 2002 which totaled $7,096 and $16,089, respectively, have been included in the Company’s revenues. Additionally, Innoveda product revenues for the three months ended September 30, 2002 and the period from May 29 to September 30, 2002 which totaled $3,545 and $5,884, respectively, have been included in the Company’s revenues.

Excluding the impact of IKOS and Innoveda revenues, the net increase in system and software revenues for the three months ended September 30, 2002 was attributable to an increase in software product revenue, offset by a decline in accelerated verification systems revenue. The increase in software product revenue was attributable to strength in the Physical Verification and Analysis product line. The decrease in accelerated verification systems revenue was primarily a result of the continuing downturn in the European and Japanese economies.

Excluding the impact of IKOS and Innoveda revenues, the net decrease in system and software revenues for the nine months ended September 30, 2002 was attributable to a decrease in both software product revenue and accelerated verification systems revenue. System and software revenues were weak as a result of the general downturn in the economy and more specifically due to ongoing difficulties experienced by customers in the personal computer and telecommunications markets.

System and software gross margins were 90% and 88% for the three months and nine months ended September 30, 2002, respectively, compared to 88% and 90% for the comparable periods of 2001. Gross margin was favorably impacted in the third quarter of 2002 by an increase in mix towards higher margin software product revenue versus lower margin accelerated verification systems revenue. Gross margin was unfavorably impacted in the first nine months of 2002 by a $5,731 write-down of accelerated verification systems inventory in the second quarter to reduce the inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete.

Amortization of purchased technology to system and software cost of goods sold was $2,217 and $4,473 in the three months and nine months ended September 30, 2002, respectively, compared to $795 and $2,782 in the comparable periods of 2001. The increase in amortization of purchased technology is attributable to the acquisitions that occurred in the first half of 2002.

Service and Support

Service and support revenues for the three months and nine months ended September 30, 2002 totaled $72,063 and $200,174, respectively. For the three months ended September 30, 2002 service and support revenue increased $6,092 or 9% from the comparable period of 2001. For the nine months ended September 30, 2002, service and support revenue decreased $1,080 or 1% from the comparable period of 2001. IKOS support revenues for the three months and the period from March 27 to September 30, 2002 which totaled $3,554 and $7,968, respectively, have been included in the Company’s revenues. Additionally, Innoveda support revenues for the three months ended September 30, 2002 and the period from May 29 to September 30, 2002 which totaled $6,365 and $8,707, respectively, have been included in the Company’s revenues. These increases are partially offset by lower consulting revenue as a result of cuts in spending by the Company’s customers.

Service and support gross margins were 71% and 69% for the three months and nine months ended September 30, 2002, compared to 68% and 67% for the comparable periods of 2001. The increase in overall service and support gross margins was primarily due to cuts in support spending by the Company.

Geographic Revenues Information

Three months ended September 30,	2002	Change	2001
Americas	$80,691	33%	$60,730
Europe	37,311	(5%)	39,157
Japan	20,296	(11%)	22,908
Pac Rim	14,352	74%	8,247

Total	$152,650		$131,042

Nine months ended September 30,	2002	Change	2001
Americas	$209,671	4%	$201,079
Europe	107,876	(18%)	131,116
Japan	61,555	(22%)	78,816
Pac Rim	36,961	54%	24,025

Total	$416,063		$435,036

Americas revenues, including service and support revenues, increased 33% and 4% in the three months and nine months ended September 30, 2002, respectively, from the comparable periods of 2001. Revenues increased in the Americas primarily as a result of the acquisitions that occurred in the first half of 2002. Revenues outside the Americas represented 47% and 50% of total revenues in the third quarter and first nine months of 2002, respectively, compared to 54% for comparable periods of 2001. European revenues decreased 5% and 18% in the third quarter and first nine months of 2002, respectively, from the comparable periods of 2001. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 3% and 1% in the third quarter and the first nine months of 2002, respectively, from the comparable periods of 2001. Exclusive of currency effects, revenues decreased in Europe due to lower software and consulting sales. Japanese revenues decreased 11% and 22% in the third quarter and first nine months of 2002, respectively, from the comparable periods of 2001. The effects of exchange rate differences from the Japanese yen to the U.S. dollar favorably impacted Japanese revenues in the third quarter of 2002 by approximately 2%, but negatively impacted revenues by approximately 1% in the first nine months of 2002. Exclusive of currency effects, lower revenues in Japan were primarily attributable to lower accelerated verification system sales. Pac Rim revenues increased 74% and 54% in the third quarter and first nine months of 2002, respectively, from the comparable periods of 2001. Higher revenues in Pac Rim were attributable to growth in both software and support sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	For the three months ended September 30,			For the nine months ended September 30,
	2002	Change	2001	2002	Change	2001
Research and development	$43,127	26%	$34,181	$119,040	17%	$101,913
Percent of total revenues	28%		26%	29%		23%
Marketing and selling	$56,378	27%	$44,423	$158,458	8%	$146,381
Percent of total revenues	37%		33%	38%		33%
General and administration	$17,337	18%	$14,679	$52,598	8%	$48,722
Percent of total revenues	11%		11%	13%		11%
Amortization of intangibles	$859	(61)%	$2,205	$1,396	(79)%	$6,674
Percent of total revenues	1%		2%	0%		2%

Research and Development

As a percent of revenues and in absolute dollars, R&D costs increased for the three months and nine months ended September 30, 2002 compared to the comparable periods in 2001. The increase in R&D spending was primarily attributable to acquisitions in the first half of 2002, partially offset by a decrease in variable compensation due to the decrease in revenue for the nine months ended September 30, 2002.

Marketing and Selling

As a percent of revenues and in absolute dollars, marketing and selling costs increased for the three months and nine months ended September 30, 2002 compared to the comparable periods in 2001. The increase in marketing and selling expenses was primarily attributable to acquisitions in the first half of 2002, partially offset by a decrease in variable compensation due to the decrease in revenue for the nine months ended September 30, 2002.

General and Administration

As a percent of revenues, general and administration costs remained flat for the three months ended September 30, 2002 as compared to the comparable period in 2001 and increased for the nine months ended September 30, 2002 as compared to the comparable period in 2001. The increase in absolute dollars for the three and nine months ended September 30, 2002 is primarily attributable to acquisitions in the first half of 2002, partially offset by a decrease in variable compensation due to the decrease in profit for the nine months ended September 30, 2002. Additionally, general and administration expenses include litigation related costs of $938 and $1,649 for the three months ended September 30, 2002 and 2001, respectively, and $4,926 and $6,808 for the nine months ended September 30, 2002 and 2001, respectively. These amounts were previously included in other income (expense), but have been reclassified for all periods presented in this report.

Amortization of Intangibles

As a percent of revenues and in absolute dollars, amortization of intangibles decreased from 2001 to 2002. The decrease was primarily attributable to the termination of goodwill amortization in 2002 as a result of the issuance of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles,” partially offset by the amortization related to additional intangibles acquired through acquisitions in the first half of 2002.

SPECIAL CHARGES

During the three months ended September 30, 2002 the Company recorded special charges of $1,933 and recorded a $399 benefit to special charges for the reversal of excess accruals related to acquisitions that occurred in prior years resulting in net special charges of $1,534 for the quarter. The Company recorded a net cumulative benefit to special charges of $2,060 for the nine months ended September 30, 2002. This benefit primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following recent acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of change in assumptions regarding lease payments for an abandoned facility in Europe. During the third quarter of 2002, the Company recorded $211 related to excess leased facility costs for leases of permanently abandoned facilities in Europe. Non-cancelable lease payments on these excess leased facilities will be expended within the next twelve months.

The Company rebalanced the workforce by 54 and 128 employees during the three months and nine months ended September 30, 2002, respectively. The reduction primarily impacted research and development due to the overlap of employee skill sets as a result of recent acquisitions. Employee severance costs of $1,735 and $4,558 for the three months and nine months ended September 30, 2002, respectively, included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended before the end of 2002. There have been no significant modifications to the amount of these charges.

During the first nine months of 2001 the Company recorded special charges of $3,512, all of which were recorded in the second quarter. The charges consisted primarily of impairment in value of certain goodwill and purchased technology. In addition, the Company incurred costs for employee terminations. Substantially all costs associated with these terminations were expended by the end of 2001.

MERGER AND ACQUISITION RELATED CHARGES

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,359. The excess of liabilities assumed over tangible assets acquired was $1,808. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $16,739, technology of $6,500 and other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology will be amortized to cost of goods sold over 5 years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life and will not be amortized, while the remaining $400 will be amortized, primarily over 5 years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $120,598. The fair value of options assumed totaled $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,203 and costs of vacating certain leased facilities of IKOS of $11,344. These costs will result in cash expenditures of $14,048, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $10,910. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of$106,020, technology of $16,900, deferred compensation relating to assumed unvested options of $695 and other identified intangible assets of $800, net of related deferred tax liability of $7,358. The Company will continue to evaluate these purchase accounting allocations as the initial estimates become final. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 10 quarters to operating expenses and other identified intangible assets will be amortized over 1 year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding Mentor Graphics’ product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $171,764. The fair value of options assumed totaled $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,416 and costs of vacating certain leased facilities of Innoveda of $4,871. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $5,673. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $169,790, technology of $13,000, deferred compensation relating to assumed unvested options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The Company will continue to evaluate these purchase accounting allocations as the initial estimates become final. The technology will be amortized to cost of goods sold over 5 years. Deferred compensation will be amortized over 4 years to operating expenses and of the $5,450 other identified intangible assets, $3,600 has been determined to have an indefinite life and will not be amortized, while the remaining $1,850 will be amortized primarily over 3 years to operating expenses.

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

The Company recorded no merger and acquisition related charges in the first nine months of 2001.

OTHER INCOME, NET

Other income, net totaled $839 and $2,918 for the three months and nine months ended September 30, 2002 compared to $1,860 and $8,472 for the comparable periods of 2001. Interest income was $1,515 and $5,200 in the third quarter and first nine months of 2002, compared to $2,979 and $9,433 for the comparable periods of 2001. Other income was favorably impacted by a foreign currency gain of $158 and $48 in the third quarter and first nine months of 2002, compared to a foreign currency gain of $91 and $584 for the comparable periods of 2001. In addition, other income was unfavorably impacted by loan fees of $2,104 during the first nine months of 2002. These unfavorable variances were partially offset by a gain on sale of investment of $2,438 in the first nine months of 2002 compared to $933 in the first nine months of 2001.

INTEREST EXPENSE

Interest expense was $3,451 and $4,710 in the third quarter and first nine months of 2002, compared to $1,002 and $1,900 for comparable periods of 2001. Interest expense increased in the third quarter of 2002 as a result of a full quarter of interest under the Company’s convertible subordinated debentures issued in June 2002. Prior to the quarter ended September 30, 2002, interest expense was included in other income (expense).

PROVISION FOR INCOME TAXES

The provision for income taxes was $1,572 and $8,894 in the first nine months of 2002 and 2001, respectively. The Company did not record a provision for income taxes in the third quarter of 2002 as the previously recorded provision for the first nine months was sufficient to cover the Company’s expense for the current period. The Company recorded a provision for income taxes of $1,508 in the third quarter of 2001. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions, offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in offshore operations.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

Under Statement of Financial Accounting Standards (SFAS) No. 109 “ Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The portion of the valuation allowance for deferred tax assets related to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits will be applied directly to contributed capital, will be maintained until such benefits are actually realized on the Company’s income tax returns. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis.

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

Foreign currency translation adjustment, which is a component of accumulated translation adjustment reported in the stockholders’ equity section of the Consolidated Balance Sheets increased to $15,418 at September 30, 2002, from $10,736 at the end of 2001. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2001 as a result of a weaker U.S. dollar as of September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND INVESTMENTS

Total cash and short-term investments at September 30, 2002 were $54,103 compared to $147,176 at the end of 2001. Cash provided by operations was $8,618 in the first nine months of 2002 compared to $66,709 during the same period in 2001. Cash provided by operations in the first nine months of 2002 was positively impacted by non-cash asset write-downs of $28,700, an increase in deferred revenue of $5,666, and depreciation and amortization of $21,913. Cash provided by operations in the first nine months of 2002 was negatively impacted by a net loss of $32,974, a decrease in prepaid expenses of $14,246, a decrease in trade accounts receivable of $9,242 and a decrease in accounts payable and accrued liabilities of $24,231. Cash provided by operations in the first nine months of 2001 was positively impacted by net income of $35,934 and depreciation and amortization of $22,413. Cash provided by operations in the first nine months of 2001 was negatively impacted by a decrease in accounts payable and accrued liabilities of $31,996, and a decrease in deferred revenue of $1,005.

Cash used for investing activities, excluding short-term investments, was $298,633 and $16,221 in the first nine months of 2002 and 2001, respectively. Cash used for investing activities included capital expenditures of $14,013 and $13,886 in the first nine months of 2002 and 2001, respectively. Purchase of businesses was $287,058 for the first nine months of 2002. Cash provided by financing activities was $195,212 in the first nine months of 2002 compared to cash used for financing activities of $24,599 in the first nine months of 2001. Cash provided by financing activities in 2002 included $177,831 proceeds from long-term notes payable. Cash used for financing activities in 2001 included a repurchase of 1,621 shares of common stock for $39,659. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $17,272 and $16,060 in 2002 and 2001, respectively.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable increased to $150,118 at September 30, 2002 from $139,391 at December 31, 2001. Excluding the current portion of term receivables of $76,168 and $62,749, average days sales outstanding were 44 days and 42 days at September 30, 2002 and December 31, 2001, respectively. Average days sales outstanding in total accounts receivable increased from 76 days at the end of 2001 to 89 days at the end of the third quarter of 2002. The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three-year) contract sales in the third quarter of 2002 compared to the fourth quarter of 2001 partially offset by the factoring of short-term accounts receivable in the third quarter of 2002. In the quarters where term contract revenue is recorded, only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. In addition, the Company sold short-term accounts receivable of $12,130 to a financing institution on a non-recourse basis in the third quarter of 2002. The Company records a sale when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company sold no short-term accounts receivable in the fourth quarter of 2001.

INVENTORY

Inventory was $5,009 at December 31, 2001, then increased to $8,938 at March 31, 2002 as a result of the acquisition of IKOS and then declined to $1,857 at September 30, 2002. The decrease since March 31, 2002 was primarily due to a $5,731 write-down of accelerated verification inventory in the second quarter, including a portion of the IKOS inventory, to reduce inventory to the amount that was expected to ship within six months.

PREPAID EXPENSES AND OTHER

Prepaid expenses and other increased $2,969 from December 31, 2001 to September 30, 2002. The increase was primarily due to an income tax receivable of $2,900 acquired through the purchase of IKOS.

TERM RECEIVABLES, LONG-TERM

Term receivables, long-term increased to $63,640 at September 30, 2002 compared to $58,922 at December 31, 2001. The balances were attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was due to additional term agreements, partially offset by the run-off of balances on older term agreements.

ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities decreased $6,515 from December 31, 2001 to September 30, 2002. The decrease was primarily due to payments of the 2001 annual and fourth quarter incentive compensation, offset by increases resulting from acquisitions in the first half of 2002.

ACCRUED LIABILITIES

Accrued liabilities increased $21,730 from December 31, 2001 to September 30, 2002. The increase was primarily due to accrued acquisition costs, excess leased facility costs and accrued termination benefits as a result of the acquisitions of ATI, IKOS and Innoveda.

DEFERRED REVENUE

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $31,699 from December 31, 2001 to September 30, 2002 which included $25,404 acquired through purchases of ATI, IKOS and Innoveda, where the cash received prior to acquisition was not included in the Company’s cash provided by operating activities. In addition, deferred revenue increased due to annual support renewals in the first quarter of 2002.

CAPITAL RESOURCES

Expenditures for property and equipment increased to $14,013 for the first nine months of 2002 compared to $13,866 for the same period in 2001. Expenditures in the first three quarters of 2002 and 2001 did not include any individually significant projects. During the first nine months of 2002, the Company completed the acquisitions of ATI, IKOS and Innoveda, which resulted in net cash payments of $287,058.

In June 2002, the Company issued $172,500 of 6-7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A to fund the purchase of Innoveda. The Company will pay interest on the Notes semi-annually, beginning December 15, 2002. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

The Company anticipates current cash balances, anticipated cash flows from operating activities and borrowings under existing credit facilities will be sufficient to meet its working capital needs for at least the next twelve months.

OUTLOOK

The following discussion of the Company’s outlook reflects the acquisitions of ATI, IKOS and Innoveda completed in the first nine months of 2002.

Fourth Quarter 2002

Revenues of about $180,000 are expected. Gross margin, excluding amortization of purchased technology, is expected to be in the range of 82% to 83%. Operating expenses, exclusive of amortization of intangible assets and special charges, should be approximately $125,000. The total of other income, net and interest expense is expected to be about $2,500 of expense, reflecting added interest expense from the Company’s convertible debt and less interest income on lower cash balances. Tax expense is expected to be approximately $2,400 for the quarter.

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

Risks Related to the Company’s Business

Weakness in the United States and international economies may materially adversely affect the Company.

United States and international economies are experiencing an economic downturn which has had an adverse affect on the Company’s results of operations. Continued weakness in these economies is likely to continue to adversely affect the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which include expenditures for electronic design automation, or EDA, software and other consulting services, in the United States and abroad. A number of telecommunications companies have recently filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. A significant portion of the Company’s business has historically come from businesses operating in this sector. In addition, demand for the Company’s products and services may be adversely affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn has, and any future downturns may, materially adversely affect the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both companies in these industries and their customers’ products and a decline in general economic conditions. These downturns have caused diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Certain integrated circuit manufacturers and electronics systems companies announced a slowdown of demand and production in 2001, which has continued in 2002. During downturns such as the current one, the number of new design projects decreases. The current slowdown has reduced, and any future downturns are likely to further reduce, the Company’s revenue and could materially adversely affect the Company.

Fluctuations in quarterly results of operations due to the timing of significant orders and the mix of licenses used to sell the Company’s products could hurt the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a material amount of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A portion of the Company’s revenue often comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected, and the Company could fail to meet analysts’ expectations.

The Company uses term installment sales agreements as a standard business practice. These multi-year, multi-element term license agreements are typically three years in length and are used with customers that we believe are credit-worthy. These agreements increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If the Company is unable to collect under any of these multi-million dollar agreements, the Company’s results of operations could be adversely affected.

The Company’s revenue is also affected by the mix of licenses entered into in connection with the sale of software products. The Company’s software licenses fall into three categories: perpetual, fixed-term and subscription. With perpetual and fixed-term licenses, the Company recognizes software product revenue at the beginning of the license period, while with subscription licenses the Company recognizes software product revenue ratably over the license period. Accordingly, a shift in the license mix toward increased subscription licenses would result in increased deferral of software product revenue to future periods and would decrease current revenue, possibly resulting in the Company not meeting revenue projections.

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenue up front. These new and revised standards and interpretations could adversely affect the Company’s ability to meet revenue projections and affect the value of your investment in the Company.

The gross margin on the Company’s software products is greater than that for the Company’s hardware products, software support and professional services. Therefore, the Company’s gross margin may vary as a result of the mix of products and services sold. Additionally, the margin on software products varies year to year depending on the amount of third-party royalties due to third parties from the Company for the mix of products sold. The Company also has a significant amount of fixed or relatively fixed costs, such as professional service employee costs and purchased technology amortization, and variable costs which are committed in advance and can only be adjusted periodically. If anticipated revenue does not materialize as expected, the Company’s gross margins and operating results could be materially adversely affected.

The lengthy sales cycle for the Company’s products and services and delay in customer consummation of projects makes the timing of the Company’s revenue difficult to predict.

The Company has a lengthy sales cycle that generally extends between three and six months. The complexity and expense associated with the Company’s business generally requires a lengthy customer evaluation and approval process. Consequently, the Company may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent the Company from pursuing other opportunities. In addition, sales of the Company’s products and services may be delayed if customers delay approval or commencement of projects because of customers’ budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes.

Intense competition in the EDA industry could materially adversely affect the Company.

Competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. The Company’s success depends upon the Company’s ability to acquire or develop and market products and services that are innovative and cost-competitive and that meet customer expectations. The Company must also gain industry acceptance for the Company’s design and methodology services and offer better strategic concepts, technical solutions, prices and response times than those of other design companies and internal design departments of electronics manufacturers. The Company cannot assure you that it will be able to compete successfully in these industries. Factors that could affect the Company’s ability to succeed include, among other things:

•	the development of EDA products and design and methodology services by the Company’s competitors and the corresponding shift of customer preferences away from the Company’s products and services;

•	the relatively recent development of the electronics design and methodology services industries;

•	uncertainty surrounding the levels of products and services that companies will purchase from outside vendors, particularly given that such companies have only recently begun to make such purchases;

•	the decision by potential customers to perform design and methodology services internally, rather than purchase these services from the Company; and

•	the demands of keeping pace with rapid technological changes in order to meet next-generation requirements.

The Company currently competes primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. In June 2002, Synopsys completed its acquisition of Avant! Corporation and the combined company could improve its competitive position with respect to the Company. The Company also competes with numerous smaller companies, a number of which have combined with other EDA companies. The Company also competes with manufacturers of electronic devices that have developed, or have the capability to develop, their own EDA products internally.

Risks of international operations and the effects of foreign currency fluctuations can adversely impact the Company’s business and operating results.

The Company realized approximately half of the Company’s revenue from customers outside the United States for the year ended December 31, 2001 and the nine months ended September 30, 2002. To hedge against the impact of foreign currency fluctuations, the Company enters into foreign currency forward and option contracts. However, significant changes in exchange rates may have a material adverse impact on the Company. In addition, international operations subject the Company to other risks including, but not limited to, longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

Delay in production of components or the ordering of excess components for the Company’s Mentor Emulation Division hardware products could materially adversely affect the Company.

The success of the Company’s Mentor Emulation Division depends on the Company’s ability to:

•	procure hardware components on a timely basis from a limited number of suppliers;

•	assemble and ship systems on a timely basis with appropriate quality control;

•	develop distribution and shipment processes;

•	manage inventory and related obsolescence issues; and

•	develop processes to deliver customer support for hardware.

The Company’s inability to be successful in any of the foregoing could materially adversely affect the Company.

The Company occasionally commits to purchase component parts from suppliers based on sales forecasts of the Company’s Mentor Emulation Division’s products. If the Company cannot change or be released from these non-cancelable purchase commitments, or if orders for the Company’s products do not materialize as anticipated, the Company could incur significant costs related to the purchase of excess components which could become obsolete before the Company can use them. Additionally, a delay in production of the components could materially adversely affect the Company’s operating results.

Current litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., over certain patents could affect the Company’s ability to sell the Company’s accelerated verification products.

The Company has been sued by Quickturn, which alleges that the Company and certain of the Company’s emulation products have infringed certain Quickturn patents. As a result, the Company has been prohibited from using, selling or marketing the Company’s first generation SimExpress emulation products in the United States. Related legal proceedings and litigation continue. These actions could adversely affect the Company’s ability to sell the Company’s accelerated verification products in other jurisdictions worldwide and may decrease demand for the Company’s accelerated verification products worldwide. Such litigation could also result in lower sales of accelerated verification products, increase the risk of inventory obsolescence and have a material adverse effect on the Company.

The Company’s failure to obtain software or other intellectual property licenses or adequately protect the Company’s proprietary rights could materially adversely affect the Company.

The Company’s success depends, in part, upon the Company’s proprietary technology. Many of the Company’s products include software or other intellectual property licensed from third parties, and the Company may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. The Company’s failure to obtain software or other intellectual property licenses or rights on favorable terms, or the need to engage in litigation over these licenses or rights, could materially adversely affect the Company.

The Company generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect the Company’s proprietary rights in technology and products. Despite precautions the Company may take to protect the Company’s intellectual property, the Company cannot assure you that third parties will not try to challenge, invalidate, or circumvent these safeguards. The Company also cannot assure you that the rights granted under the Company’s patents will provide it with any competitive advantages, that patents will be issued on any of the Company’s pending applications or that future patents will be sufficiently broad to protect the Company’s technology. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent as United States law protects these rights in the United States.

The Company cannot assure you that the Company’s reliance on licenses from or to, or restrictive agreements with, third parties, or that patent, copyright, trademark and trade secret protections, will be sufficient for success and profitability in the industries in which it competes.

Intellectual property infringement by or against us could materially adversely affect the Company.

There are numerous patents held by the Company and the Company’s competitors in the EDA industry, and new patents are being issued at a rapid rate. It is not always economically practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be forced to respond to, or prosecute, intellectual property infringement claims to protect the Company’s rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation and cause product shipment delays, all of which could materially adversely affect the Company. In settling these claims, the Company may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to the Company. Any potential intellectual property litigation could force the Company to do one or more of the following:

•	pay damages to the party claiming infringement;

•	stop licensing, or providing services that use, the challenged intellectual property;

•	obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms; or

•	redesign the challenged technology, which could be time-consuming and costly.

If the Company were forced to take any of these actions, the Company’s business could be materially adversely affected.

Future litigation proceedings may materially adversely affect the Company.

The Company cannot assure you that future litigation matters will not have a material adverse effect on the Company. Any future litigation may result in injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely affect the Company.

Errors or defects in the Company’s products and services could expose us to liability and harm the Company’s reputation.

The Company’s customers use the Company’s products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Because of the complexity of the systems and products with which the Company works, some of the Company’s products and designs can be adequately tested only when put to full use in the marketplace. As a result, the Company’s customers or their end users may discover errors or defects in the Company’s software or the systems we design, or the products or systems incorporating the Company’s designs and intellectual property may not operate as expected. Errors or defects could result in:

•	loss of current customers and loss of, or delay in, revenue and loss of market share;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources to resolve the problems resulting from errors or defects;

•	increased service costs; and

•	liability for damages.

The Company may acquire other companies and may not successfully integrate them or the companies the Company has recently acquired.

The Company has acquired numerous businesses before and may acquire other businesses in the future. In particular, the Company recently consummated the Company’s acquisitions of IKOS Systems, Inc. and Innoveda, Inc. While the Company expects to carefully analyze all potential transactions before committing to them, the Company cannot assure you that any transaction that is completed will result in long-term benefits to the Company or the Company’s shareholders or that the Company’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after the Company acquires another business, it could materially adversely affect the Company:

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating acquisition transactions and then integrating the acquired business;

•	the discovery after the acquisition has been completed of liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	adverse effects on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which the Company has limited previous experience.

Acquired businesses may not perform as projected which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair the Company’s ability to forecast, meet revenue and earnings targets and manage effectively the business for long-term growth. The Company cannot assure you that we can effectively meet these challenges.

The Company’s failure to attract and retain key employees may harm the Company.

The Company depends on the efforts and abilities of the Company’s senior management, the Company’s research and development staff and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and the Company cannot assure you that we can continue to recruit and retain such personnel. The failure by the Company to hire and retain such personnel would impair the Company’s ability to develop new products, provide design and methodology services to the Company’s customers and manage the Company’s business effectively.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of violence or war may materially adversely affect the markets on which the Company’s securities trade, the markets in which the Company operates, the Company’s operations and the Company’s profitability.

Terrorist attacks may negatively affect the Company’s operations and investment in the Company’s business. These attacks or armed conflicts may directly impact the Company’s physical facilities or those of the Company’s suppliers or customers. Furthermore, these attacks may make travel and the transportation of the Company’s products more difficult and more expensive and ultimately affect the Company’s sales.

Any armed conflict entered into by the United States could have an impact on the Company’s sales, the Company’s supply chain, and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The consequences of any armed conflict is unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in or exacerbate economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may result in volatility of the market price for the Company’s securities.

The Company’s articles of incorporation, Oregon law and the Company’s shareholder rights plan may have anti-takeover effects.

The Company’s board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over the Company. These provisions may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of the board of directors. In February 1999, we adopted a shareholder rights plan which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by the Company’s board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act and the Company’s shareholder rights plan may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company’s common stock at a premium over the market price of the Company’s common stock and may adversely affect the market price of, and the voting and other rights of the holders of, the Company’s common stock.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2002. In accordance with the Company’s investment policy all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$21,352	1.76%
Short-term investments – fixed rate	3,827	2.09%

Total fixed rate interest bearing instruments	$25,179	1.81%

The Company’s interest expense is also sensitive to fluctuations in the general level of interest rates. Changes in interest rates affect the interest expense on the Company’s notes payable. At September 30, 2002, the Company had notes of $172,500 with a fixed rate of 6 7/8% and other borrowings of $21,964 with variable rates based on market indexes. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $220.

FOREIGN CURRENCY RISK

The Company enters into foreign exchange options for some highly anticipated sales transactions between its foreign subsidiaries. These instruments provide the Company the right to sell foreign currencies to third parties at future dates with fixed exchange rates. The Company has foreign currency options outstanding to sell Japanese yen over the next year with contract values totaling approximately $17,270 at average contract exchange rates of approximately 127.39 JPY. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these option contracts was approximately zero at September 30, 2002.

The Company enters into foreign exchange forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. These contracts generally have maturities that do not exceed twelve months. The difference between the recorded value and the fair value of the Company’s foreign exchange position related to these forward contracts was approximately zero at September 30, 2002.

From time to time the Company enters into forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact foreign currency translation adjustment which is a component of accumulated comprehensive income in the stockholders’ equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of September 30, 2002 the Company had no forward contracts outstanding to protect the net investment in its Japanese subsidiary.

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

The following table provides information about the Company’s foreign exchange forward contracts at September 30, 2002. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at September 30, 2002. The following table presents short-term forward contracts to sell and buy foreign currencies in U.S. dollars:

Short-term forward contracts:	Amount	Average Contract Rate
Forward Contracts:
Japanese yen	$18,468	118.41
Euro	14,526	1.06
British pound	2,988	0.65
Swedish krona	2,568	9.33
Other	3,487	—

While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance that the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in the currency exchange rates on its results of operations, cash flows and financial position. On a net basis, foreign currency fluctuations did not have a material impact on the Company’s results of operations and financial position during the quarter ended September 30, 2002. The realized gain (loss) on these contracts as they matured was not material to the Company’s consolidated financial position, results of operations, or cash flows for the periods presented.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

The Company has consolidated lawsuits pending in U.S. District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringed six Company-owned patents. The Company is seeking a permanent injunction prohibiting sales and support of Quickturn’s Mercury and MercuryPlus products in the U.S., along with damages and attorney’s fees. The court has granted the Company’s request for summary judgment findings that Quickturn’s Mercury and MercuryPlus infringe on three of the six Company patents in the suit. The court has also granted Quickturn motions for summary judgment invalidating claims under two patents. Remaining issues of validity of four of the patents and infringement of two of the four remaining patents will be determined in motions before trial or at trial scheduled for January of 2003.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.A.	Foreign Subsidiary Employee Stock Purchase Plan

(b)	Reports on Form 8-K

On August 12, 2002, the Company filed a current report on Form 8-K/A to report under Items 2 and 7 the completion of the Company’s acquisition of Innoveda, Inc. The filing included unaudited pro forma financial statements showing the combination of the Company, Innoveda, Inc. and IKOS Systems, Inc. as of and for the three months ended March 31, 2002 and for the year ended December 31, 2001.

On August 14, 2002, the Company filed a current report on Form 8-K to report under Item 9 that on August 14, 2002, the Company had filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. The filing included certifications of the Chief Executive Officer and Chief Financial Officer to accompany the Form 10-Q pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002.	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President

CERTIFICATIONS

I, Walden C. Rhines, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Mentor Graphics Corporation, the registrant;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

I, Gregory K. Hinckley, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Mentor Graphics Corporation, the registrant;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ GREGORY K. HINCKLEY
Gregory K. Hinckley
Chief Financial Officer