Form 10-K
period 2002-12-31
MENTOR GRAPHICS CORP
filed 2003-03-24
CIK 701811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002

Commission File Number 0—13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (503) 685-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $929,709,814 on June 28, 2002 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On March 6, 2003, there were 67,371,588 shares of the Registrant’s Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2003 Proxy Statement	Part III

Part I

Item 1.    Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

GENERAL

Mentor Graphics Corporation (the Company) is a technology leader in electronic design automation (EDA), providing software and hardware-based design and verification tools that enable companies to deliver better electronic products to market faster and more cost-effectively. The Company manufactures, markets and supports EDA products and provides related services, which together are used by engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. Customers use the Company’s products in the design of semiconductors such as microprocessors, field programmable gate arrays (FPGAs) and memory and application specific integrated circuits, as well a diverse set of electronic products, including automotive electronics, video game consoles, telephone-switching systems, cellular handsets, computer network hubs and routers, signal processors, personal computers, video conferencing equipment, 3-D graphics boards, digital audio broadcast radios, smart cards, and products enabled with the Bluetooth short-range wireless radio technology and 802.11 wireless networking technology. The Company licenses its products through its direct sales force and an affiliated channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT.” The Company’s executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company website address is www.mentor.com. Electronic copies of reports filed by the Company with the Securities and Exchange Commission (SEC) are available through the Company’s website promptly after such reports are filed with the SEC.

PRODUCTS

The Company offers products that help engineers overcome the increasingly complex challenges they face in the design of electronic systems. The Company’s products are intended to make design engineers more productive, enable designs not otherwise possible, improve the accuracy of complex designs and shrink time-to-market schedules.

Electrical engineers begin the electronic design process by describing the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), a printed circuit board (Board) or an electronic system. In this process the engineer describes the overall product system architecture, implements it by creating a design description, simulates the design to reveal defects and reiterates the description until it meets the previously determined design specifications. Engineers use the Company’s products to specify the components of the IC, Board or system, determine the interconnections among the components and define the components’ associated physical properties. Engineers also use the Company’s simulation products throughout the design process to identify design errors and test design alternatives before the design is manufactured. Engineers use the Company’s verification products to identify functionality and performance issues while the cost to correct is still low. The Company’s test products are used by engineers to produce test sets to identify defective parts during the manufacturing process.

Systems Design

The Company’s Board design software products support the printed circuit design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the Board, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, radio frequency (RF), high-speed digital and mixed signal, are supported by Board design tools. The Company has specific integrated products for process management, component library creation, simulation and verification of the Board design. The Board Station® and Expedition TM series are the two main Board design families of products used typically by large enterprise customers. Through its acquisition of Innoveda, Inc. in May 2002, the Company added the “ready to use” PADS® Personal Automated Design Systems product line which provides a lower cost Windows-based Board design and layout solution.

The AutoActive® products, with next generation place and route technology on UNIX and Windows NT, are replacing the older generation routers in Board design flows from the Company, Cadence Design Systems, Inc. and others. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, enables improved design quality, design cycles and manufacturability through increased productivity, reduced interactive and automatic routing times and shorter learning curves. The Company’s ICXTM high-speed design technology tools address signal integrity and timing challenges of complex, high-speed Board designs to help make simulation more efficient and accurate.

In the cabling area, the Company’s Harness Systems business unit provides specialized software for design, analysis, manufacture and data management of complex wire harness systems used by automotive, aerospace, shipbuilding, home appliance and other industries.

FPGA Design

The Company offers a broad suite of FPGA design tools, including products for design creation, documentation, verification, co-verification, embedded software, intellectual property and FPGA on Board. Hardware Description Languages (HDLs) supported by these products include Verilog, VHDL and mixed HDL.

The HDL Designer Series addresses high-end HDL design creation and management processes with a family of HDL capture, analysis, documentation and management tools. ModelSim® is a leading mixed-language simulator that is heavily used for FPGA design verification. For synthesis, the Company’s PrecisionTM Synthesis product family is a next-generation synthesis platform created to maximize the performance of both existing FPGA and multi-million gate field programmable system-on-chip devices. The Company’s FPGA Advantage® offering combines features of the HDL Designer Series, ModelSim and Precision Synthesis products to provide a complete design flow and a unified solution for FPGA design within a single tool.

Physical Verification and Analysis

The Calibre® product line is specifically engineered for physical verification and manufacturability of leading-edge submicron circuit designs and, according to a Gartner Dataquest October 2002 report, is the market leader. The Calibre tool integrates physical verification with subwavelength design resolution enhancement and mask data preparation. The Calibre physical verification tool suite, Calibre DRCTM and Calibre LVSTM, helps ensure that IC physical designs conform to foundry manufacturing rules and match the intended functionality of the chip. For subwavelength designs, the Calibre product line leverages its verification engine to provide a tool suite to add, model and verify layouts for all four resolution enhancement technology (RET) techniques: optical and process correction (OPC); phase-shift mask (PSM); scattering bars (SB); and off-axis illumination. With the addition of mask data preparation (MDP) capability, the Calibre tool has extended this flow to mask manufacturing. The Calibre xRCTM product, a full-chip, transistor level parasitic extraction tool, addresses the distinct requirements for parasitic extraction, a process to extract resistances and capacitances. The Calibre solution is the standard for the majority of the world’s largest integrated device manufacturers, foundries and leading-edge submicron library providers.

Along with the ModelSim digital simulator, the Company’s Mach TATM simulator, EldoTM analog/mixed-signal simulator and Eldo RF steady-state and modulated steady-state simulator address the unique challenges of analog/mixed-signal and leading edge submicron designs. These products allow circuit designers to verify the functionality and performance of very large and complex designs quickly and accurately and also help avoid long verification cycles, excessive iterations and expensive silicon turns. The Mach TA tool provides fast, accurate, dynamic timing analysis and detailed transistor level circuit simulation with SPICE-like accuracy for memory and processor IC designs. The ELDO analog and RF system simulator software products are primarily used for the design and verification of complex analog and RF effects in digital and mixed-signal circuits. The ADVance MSTM tool combines ModelSim, Eldo, Mach TA and Eldo RF simulator technology into a single, integrated tool.

System-on-Chip Design and Test

The Company provides its customers critical tools for solving the increasingly complicated problems of verifying that today’s complex chip designs actually function as intended. The Company’s System-on-Chip (SoC) solution consists of two major categories: Design Reuse and SoC Verification. The Company provides pre-verified, reusable standards-based intellectual property through its Intellectual Property division. For quick assembly of SoC designs using pre-existing intellectual property, the Company introduced Platform ExpressTM. SoC Verification products include the Seamless® hardware/software co-verification software product family, emulation products of the Emulation Division and embedded systems of the Embedded Systems Division. The Seamless product family enables simultaneous simulation of the hardware and software components of a system design. These tools verify the software-hardware interface by running the software against simulated models of the hardware. Seamless tools allow designers to verify software much earlier in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is smaller and reduces the overall design cycle.

The Company’s Meta Systems SARL subsidiary, provider of CelaroTM emulation hardware systems, was combined with IKOS Systems, Inc., supplier of the popular VstationTM family of hardware emulator products, which was acquired in March 2002 to form the Company’s Mentor Emulation Division (MED). MED is the market leader in emulation hardware systems worldwide according to a Gartner Dataquest October 2002 report.

The Company’s Embedded Systems Division provides tools and technology to developers of embedded software. Embedded software controls the function of hardware components dedicated to specialized tasks of such common consumer products as cellular telephones and set-top boxes. The Company’s software development tools include the code|labTM Embedded Developer Suite, which contains the Microtec® C and C++ Compilers and the XRAY® Debugger tool. These tools can be used individually or together with commercial and proprietary real time operating systems to develop dedicated applications. The Company also provides the NucleusTM Real-Time Operating System to embedded systems developers in source code form.

The Company’s suite of integrated Design-for-Test (DFT) solutions for testing an ASIC or IC design’s logic and memories includes scan insertion, automatic test pattern generation (ATPG), logic and memory built-in self-test (BIST), boundary scan and embedded deterministic test (EDT). As part of the ATPG solution, the DFTAdvisorTM, FastScanTM and FlexTestTM tools provide scan insertion, automatic test pattern generation and diagnostics for production and yield improvements. The Company’s BIST solution includes MBISTArchitectTM, a flexible tool for testing a design’s embedded memories and LBISTArchitectTM, a DFT solution for analysis, insertion and simulation of logic BIST, which is used in board and system designs. BSDArchitectTM provides boundary scan insertion and chip-level test control. In addition, the Company’s patented Embedded Deterministic Test (EDTTM) technology compresses test data volume and time while maintaining test quality, resulting in increased quantity and quality of semiconductor testing. Recent experience shows that new types of defects in semiconductor processes at and below the 130 nanometer threshold will require 3-5 times the amount of test patterns currently used. The Company’s EDT product, TestKompressTM, allows semiconductor manufacturers to reduce the automatic test equipment memory and time requirements for testing ASIC, IC and SoC designs by up to 100 times.

PLATFORMS

The Company’s software products are available on UNIX, Windows NT and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms primarily from Hewlett-Packard Company, International Business Machines Corporation, Sun Microsystems Inc. and leading personal computer suppliers. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS

The Company’s marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. The Company licenses its products through its direct sales force and sales representatives in North America and a direct sales force and distributors in the rest of the world. During the years ending December 31, 2002, 2001 and 2000, sales outside of the Americas accounted for 49%, 51% and 52% of total sales, respectively. The Company enters into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations. Significant exchange rate movements may have a material adverse impact on the Company’s results. See pages 20-25, “Factors That May Affect Future Results and Financial Condition,” for a discussion of the effect foreign currency fluctuation may have on the Company’s business and operating results.

No material portion of the Company’s business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations of orders, which are typically stronger in the second and fourth quarters of the year. Due to the complexity of the Company’s products, the selling cycle can be three to six months or longer. During the selling cycle the Company’s account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company’s products may also be “loaned” to customers for on-site evaluation. As is typical of many other companies in the electronics industry, the Company generally ships its products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter.

The Company licenses its products and some third party products pursuant to purchase and license agreements. The Company generally schedules deliveries after receipt of purchase orders under these agreements.

BACKLOG

The Company’s backlog of firm orders was approximately $80 million on December 31, 2002 as compared to $64 million on December 31, 2001. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 2002 backlog of orders is expected to ship during 2003.

MANUFACTURING OPERATIONS

The Company’s manufacturing operations primarily consist of reproduction of the Company’s software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from major West Coast sites in the United States. The Company’s line of emulation products, which is primarily comprised of hardware, is manufactured in the United States and France. Mentor Graphics (Ireland) Limited manufactures and distributes the Company’s products to markets outside the Americas through the Company’s established sales channels.

PRODUCT DEVELOPMENT

The Company’s research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 2002, 2001 and 2000, the Company expensed $164 million, $138 million and $126 million, respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. In 2002, the Company recorded purchased technology from acquisitions of $36 million. The Company’s future success depends on its ability to develop or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

The Company has a worldwide organization to meet its customers’ needs for software and hardware support. The Company offers support contracts providing software updates and software and hardware support for emulation products. Most of the Company’s customers have entered into software or hardware support contracts. The Company has won five Software Technical Assistance Recognition (STAR) Awards from the Software Support Professionals Association for superior service in the Complex Support category. This category acknowledges companies that consistently provide a superior level of support for software used in high-end, mission-critical applications in fields such as engineering science, telecommunications and other technical environments. Mentor Consulting, the Company’s professional services division, is comprised of a worldwide team of consulting professionals. The Company’s professional services group was established in 1987. The services provided to customers are grouped into four key design areas known as Knowledge Centers: High Performance (Printed Circuit Board) Systems, Design Reuse, System Verification and System-on-Chip. Mentor Consulting’s model for delivering services, Knowledge-SourcingSM, focuses on solving a customer’s immediate design challenge while giving the organization the knowledge it needs to solve similar challenges in the future.

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

The Company’s principal competitors are Cadence Design Systems, Inc., Synopsys, Inc. and numerous small companies.

EMPLOYEES

The Company and its subsidiaries employed approximately 3,500 people full time as of December 31, 2002. The Company’s success will depend in part on its ability to attract and retain employees. The Company continues to enjoy satisfactory employee relations.

PATENTS AND LICENSES

The Company holds 113 United States and 16 foreign patents on various technologies. In 2002, the Company was granted 31 patents. While the Company believes the patent applications it has pending relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that patents are becoming increasingly important in the EDA industry.

The Company regards its products as proprietary and protects all products with copyrights, trade secret laws and internal non-disclosure safeguards, as well as patents, when appropriate, as noted above. The Company typically includes restrictions on disclosure, use and transferability in its agreements with customers and other third parties.

Item 2.    Properties

The Company owns six buildings on 53 acres of land in Wilsonville, Oregon. The Company occupies 405,027 square feet, in five of those buildings, as its corporate headquarters. The Company leases the remaining building to a third party. The Company also owns an additional 69 acres of undeveloped land adjacent to its headquarters. All corporate functions and a substantial amount of the Company’s domestic research and development operations are located at the Wilsonville site.

The Company leases additional space in San Jose, California, Longmont, Colorado, Huntsville and Mobile, Alabama and Marlboro and Waltham, Massachusetts where some of its domestic research and development takes place, and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in France, Germany, India, Egypt, Pakistan, Japan and the UK. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2003.

Item 3.    Legal Proceedings

In October 1997, Quickturn, a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by the Company’s SimExpress emulation product of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress violated EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress. The Company has appealed the court’s application of assignor estoppel. Quickturn has appealed the invalidation of EP’491. The German Supreme Court is expected to hear both appeals.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro, the Company’s second generation emulation product, of EP’491. There have been no rulings by the French court regarding the merits of this case to date. In 2001, the Company filed suit against Cadence and Quickturn (Quickturn became a Cadence subsidiary in 1999.) in France claiming misappropriation of patent rights. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995 and filed one or more patent applications claiming rights to inventions Quickturn learned from Meta.

The Company had two consolidated lawsuits pending against Quickturn and Cadence in United States District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents and alleging a misappropriation of trade secrets. In February 2003, the jury in this case returned a verdict in favor of Quickturn and Cadence on all counts.

A subsidiary of the Company, IKOS Systems, Inc., currently has pending against Quickturn and Cadence a patent infringement lawsuit against the parties’ Palladium product. Quickturn and Cadence currently have pending against the Company a patent infringement lawsuit against the Company’s Vstation product. There has been no substantive activity in either lawsuit.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of the Company:

Name	Position	Age

Walden C. Rhines	Chairman of the Board and Chief Executive Officer	56
Gregory K. Hinckley	President and Director	56
L. Don Maulsby	Senior Vice President, World Trade	51
Dean Freed	Vice President, General Counsel and Secretary	44
Robert Hum	Vice President and General Manager Design Verification and Test (DVT) Division	50
Henry Potts	Vice President and General Manager System Design Division (SDD)	56
Jue-Hsien Chern	Vice President and General Manager Deep Submicron (DSM) Division	48
Brian Derrick	Vice President, Corporate Marketing	39
Anthony B. Adrian	Vice President, Corporate Controller	60
Dennis Weldon	Treasurer	55

The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected and none of the officers are related.

Dr. Rhines has served as Chairman of the Board and Chief Executive Officer since November 2000. Dr. Rhines served as Director, President and Chief Executive Officer of the Company from October 1993 to October 2000. Dr. Rhines is currently a director of Cirrus Logic, Inc. and Triquint Semiconductor, Inc., both semiconductor manufacturers.

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

Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999, he was president of Tri-Tech and Associates, a manufacturer’s representative firm. From June 1997 to June 1998, he was Vice President of World Wide Sales and Marketing for Interphase Corporation, a manufacturer of high performance network and mass storage products. From April 1988 to December 1997, he was employed by VLSI Technology, Inc. where his duties included Vice President Worldwide Sales and Vice President and General Manager of its Computing Division.

Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995. He has been employed by the Company since January 1989.

Mr. Hum has served as Vice President and General Manager of the Design Verification and Test Division since 2002. From 1997 to 2002, Mr. Hum served as Chief Operating Officer and Vice President of Engineering of IKOS Systems.

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

Dr. Chern has served as Vice President and General Manager of the Company’s Deep Submicron (DSM) Division since joining the Company in January 2000. From 1994 to 1998, Dr. Chern served as Vice President and Chief Technology Officer for Technology Modeling Associates. In 1998 Technology Modeling Associates merged with Avant! Corporation and Dr. Chern became head of Avant!’s DSM Business Unit. From August 1999 to December 1999, Dr. Chern was President of Ultima Corporation.

Mr. Derrick has served as Vice President, Corporate Marketing since January 2002. From November 2000 to December 2001 he was Vice President and General Manager of the Company’s Physical Verification (PVX) Division. From March 1998 to November 2000, he was the Director of the Company’s Calibre and Velocity Strategic Business Unit. From January 1997 to March 1998, he was marketing manager for the Company’s Calibre Business Unit. Mr. Derrick was employed by Allied Signal Corporation from 1988 to 1997, where his duties included marketing manager. He has been with the Company since 1997.

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

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock, as reported by the Nasdaq National Market:

Quarter ended	March 31	June 30	September 30	December 31

2002
High	$27.15	$21.15	$14.45	$12.56
Low	$20.15	$12.85	$4.67	$3.93

2001
High	$33.63	$29.55	$19.47	$25.98
Low	$19.88	$15.00	$13.08	$12.84

As of December 31, 2002, the Company had 728 stockholders of record.

No dividends were paid in 2002 or 2001. The Company’s credit facility prohibits the payment of dividends.

Item 6.    Selected Consolidated Financial Data

In thousands, except per share data and percentages

Year ended December 31,	2002	2001	2000	1999	1998

Statement of Operations Data

Total revenues	$596,179	$600,371	$589,835	$511,134	$490,393
Research and development	$164,228	$137,799	$125,952	$116,867	$117,001
Operating income (loss)	$(13,826)	$30,443	$63,589	$568	$(5,559)
Net income (loss)	$(14,314)	$31,104	$54,987	$2,234	$(519)
Gross margin percent	80%	81%	80%	77%	75%
Operating income (loss) as a percent of revenues	(2)%	5%	11%	0%	(1)%

Per Share Data

Net income (loss) per share—basic	$(0.22)	$0.48	$0.86	$0.03	$(0.01)
Net income (loss) per share—diluted	$(0.22)	$0.46	$0.81	$0.03	$(0.01)
Weighted average number of shares outstanding—basic	65,766	64,436	64,125	65,629	65,165
Weighted average number of shares outstanding—diluted	65,766	67,681	67,509	66,324	65,165

Balance Sheet Data

Cash and investments, short-term	$38,826	$147,176	$141,872	$133,187	$137,585
Working capital (deficit)	$(4,755)	$149,293	$132,695	$133,203	$148,313
Property, plant and equipment, net	$90,259	$82,247	$82,560	$83,970	$95,214
Total assets	$804,848	$521,221	$530,914	$451,386	$464,123
Short-term borrowings	$17,670	$—	$—	$—	$24,000
Notes payable and other long-term liabilities	$196,960	$14,466	$7,247	$1,221	$1,425
Stockholders’ equity	$359,720	$326,208	$316,537	$288,780	$295,282

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages, per share data and number of employees

Nature of Operations

The Company is a supplier of EDA systems—advanced computer software, emulation hardware systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. The Company sells and licenses its products through its direct sales force and an affiliated channel of distributors and sales representatives. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s critical accounting policies are as follows:

Revenue Recognition

The Company generally records product revenue from fixed-term installment license agreements upon shipment and start of the license term. In addition, support revenue is recognized over the license term and is allocated based on vendor specific objective evidence of the fair value of support, as established by the price charged when such support is sold separately. These installment license agreements are typically for three years. The Company uses these agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The agreements are with the Company’s top-rated customers. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due over the license term. This change would have a material impact on the Company’s results. Additionally, if customers fail to make the contractual payments under the installment license agreements, the Company would have to recognize a bad debt charge. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which would result in an additional selling expense in the period such determination was made.

Valuation of Trade Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts and when it becomes aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, a specific reserve for bad debt is recorded to reduce the related receivable to the amount believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables would be adjusted resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to either expense or contributed capital in the period such determination was made.

Goodwill, Intangible Assets and Long-Lived Assets

The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount, including any associated intangible assets, to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. In the event that, in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down in the period that determination was made.

Inventory

The Company purchases and commits to purchase inventory based upon forecasted shipments of its emulation hardware systems. The Company evaluates, on a quarterly basis, the need for inventory reserves based on projections of systems expected to ship within six months. Reserves for excess and obsolete inventory are established to account for the differences between forecasted shipments and the amount of purchased and committed inventory.

Restructuring Charges

The Company has recorded restructuring charges in connection with its plans to better align the cost structure with projected operations in the future. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, are based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a benefit to special charges will be recognized.

The Company has also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of sublease income, of the abandoned office space and to write-off leasehold improvements on abandoned office space. The Company worked with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine the best estimate of the accrual. However, if the real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in an additional charge to earnings in the period such determination was made. Likewise, if the real estate market strengthens and the Company is able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.

Recent Acquisitions

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,359, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,808. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $16,739, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology will be amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and is not being amortized. The Company will continue to evaluate whether this asset’s useful life can be determined and, if so, will amortize the asset accordingly. The remaining $400 will be amortized, primarily over five years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,420, which included the fair value of options assumed totaling $3,823. In addition, the Company recorded severance costs related to IKOS employees of $4,203 and costs of vacating certain leased facilities of IKOS of $11,344. These costs will result in cash expenditures of $14,048, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $11,057. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $105,873, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology will be amortized to cost of goods sold over five years. Deferred compensation will be amortized over ten quarters to operating expenses and other identified intangible assets will be amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $182,059, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,416 and costs of vacating certain leased facilities of Innoveda of $4,871. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $5,673. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $169,790, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology will be amortized to cost of goods sold over five years. Deferred compensation will be amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and is not being amortized. The Company will continue to evaluate whether this asset’s useful life can be determined and, if so, will amortize the asset accordingly. The remaining $1,850 will be amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $650 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

Results of Operations

Revenues and Gross Margins

Year ended December 31,	2002	Change	2001	Change	2000

System and software revenues	$321,994	(3)%	$333,215	(3)%	$343,569
System and software gross margins	$287,641	(6)%	$306,478	(2)%	$312,588
Gross margin percent	89%		92%		91%
Service and support revenues	$274,185	3%	$267,156	8%	$246,266
Service and support gross margins	$191,354	7%	$179,220	13%	$158,559
Gross margin percent	70%		67%		64%
Total revenues	$596,179	(1)%	$600,371	2%	$589,835
Total gross margins	$478,995	(1)%	$485,698	3%	$471,147
Gross margin percent	80%		81%		80%

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. IKOS product revenues for the period from March 27 to December 31, 2002 of $22,276 have been included in the Company’s revenues. Additionally, Innoveda product revenues for the period from May 29 to December 31, 2002 of $10,409 have been included in the Company’s revenues.

Excluding the impact of IKOS and Innoveda revenues, the decrease in system and software revenues for 2002 was attributable to a decrease in both software product sales and emulation hardware system sales. System and software sales declined as a result of the general downturn in the economy and more specifically due to ongoing financial difficulties experienced by customers in the telecommunications market. For 2001, the net decrease in system and software revenues was attributable to a decline in emulation hardware system sales, partially offset by increased software product sales. Emulation hardware system sales declined in 2001 due to the downturn in the semiconductor and telecommunications industries. For 2001, the increase in software product sales was primarily due to continued strength in the Physical Verification and Analysis and Deep Submicron product lines. For 2001, this increase in software product revenue occurred despite weakening of the Japanese yen versus the United States dollar which negatively impacted revenues. See “Geographic Revenues Information” for further discussion.

System and software gross margins were lower for 2002 compared to 2001 primarily due to a $5,731 write-down of emulation system inventory in the second quarter to reduce the inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. Gross margin was also impacted by an increase in amortization of purchased technology to cost of revenues attributable to the acquisitions that occurred in 2002. System and software gross margins were higher for 2001 compared to 2000 due to greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue and to a lesser extent lower product sales for which royalties were paid.

Amortization of purchased technology costs to system and software cost of revenues was $6,688, $3,252 and $2,765 for 2002, 2001 and 2000, respectively. The increase in 2002 was primarily attributable to the acquisitions of ATI, IKOS and Innoveda during 2002. The increase in amortization in 2001 was primarily attributable to the recognition of a full year of amortization related to five acquisitions during 2000. Purchased technology costs are amortized over three to five years to system and software cost of revenues. Exclusive of future acquisitions, amortization of purchased technology will increase in 2003 primarily as a result of a full year of amortization on purchased technology related to three acquisitions during 2002.

Service and Support

Service and support revenues consist of revenues from annual support contracts and professional services, which includes consulting services, training services, custom design services and other services. IKOS support revenues for the period from March 27 to December 31, 2002 of $11,394 have been included in the Company’s revenues. Additionally, Innoveda service and support revenues for the period from May 29 to December 31, 2002 of $14,989 have been included in the Company’s revenues. These increases were partially offset by a 40% decrease in consulting revenue as a result of cuts in spending by the Company’s customers. For 2001 compared to 2000, the increase was due to a 17% increase in software support revenues, partially offset by a 29% decrease in consulting revenues. For 2001, growth in software support revenues was attributable to software revenue growth and continued success of software product offerings resulting in a higher rate of contract renewals.

Professional service revenues totaled approximately $25,000, $40,000 and $54,000 in 2002, 2001 and 2000, respectively. The decreases in 2002 and 2001 were attributable to cuts in spending by the Company’s customers as a result of the downturn in the economy.

Service and support gross margins increased in 2002 primarily due to cuts in professional service costs as a result of workforce rebalances by the Company and due to a decrease in variable compensation due to the decrease in revenue, excluding the impact of acquisitions. Service and support gross margins increased in 2001 as a result of higher software support revenue over a relatively constant cost structure partially offset by lower professional service utilization.

Geographic Revenues Information

Year ended December 31,	2002	Change	2001	Change	2000

Americas	$305,542	4%	$293,828	5%	$281,084
Europe	$157,679	(9)%	$174,025	(1)%	$176,510
Japan	$81,757	(17)%	$97,947	(1)%	$98,707
Pac Rim	$51,201	48%	$34,571	3%	$33,534

Total	$596,179		$600,371		$589,835

Revenues increased in the Americas in 2002 primarily as a result of the acquisitions that occurred in the first half of 2002. This increase was partially offset by declines in both base product sales and consulting revenues. Revenues outside the Americas represented 49% of total revenues in 2002, 51% of revenues in 2001 and 52% of revenues in 2000. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 1% in 2002 and negatively impacted revenues by approximately 1% in 2001. Exclusive of currency effects, lower revenues in Europe for 2002 were primarily a result of declines in the Company’s base product sales and consulting revenues. The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 1% and 12% in 2002 and 2001, respectively. Exclusive of currency effects, lower revenues in Japan for 2002 were primarily attributable to a decline in the Company’s base product sales, while higher revenues in Japan for 2001 were attributable to growth in support sales. Higher revenues in Pac Rim were attributable to growth in both product and support sales. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,	2002	Change	2001	Change	2000

Research and development	$164,228	19%	$137,799	9%	$125,952
Percent of total revenues	28%		23%		21%
Marketing and selling	$218,963	10%	$198,639	0%	$197,733
Percent of total revenues	37%		33%		34%
General and administration	$72,491	12%	$64,954	(3)%	$66,707
Percent of total revenues	12%		11%		11%
Amortization of intangible assets	$2,255	(70)%	$7,520	154%	$2,965
Percent of total revenues	0%		1%		1%
Special charges	$6,184	(87)%	$46,343	1675%	$2,611
Percent of total revenues	1%		8%		0%
Merger and acquisition related charges	$28,700	—	$—	(100)%	$11,590
Percent of total revenues	5%		—		2%

Research and Development

As a percent of revenues, R&D costs increased from 2001 to 2002 and from 2000 to 2001. For 2002 compared to 2001, the increase in absolute dollars was primarily attributable to acquisitions in 2002, resulting in higher headcount. For 2001 compared to 2000, the increase in R&D spending was primarily attributable to acquisitions in the fourth quarter of 2000.

Marketing and Selling

As a percent of revenues, marketing and selling costs increased from 2001 to 2002 and decreased from 2000 to 2001. For 2002 compared to 2001, the increase in absolute dollars was primarily attributable to acquisitions in 2002, resulting in higher headcount. For 2001 compared to 2000, the increase in absolute dollars was primarily attributable to an increase in variable compensation due to growth in revenues.

General and Administration

As a percent of revenues, general and administration costs increased from 2001 to 2002 and remained flat from 2000 to 2001. For 2002 compared to 2001, the increase in absolute dollars was primarily attributable to acquisitions in 2002, resulting in higher headcount, and a net increase in non-Quickturn related legal costs. These increases were partially offset by a decrease in variable compensation due to the decrease in operating income. For 2001 compared to 2000, the decrease in absolute dollars was primarily attributable to lower legal costs associated with the ongoing patent litigation with Quickturn, which totaled $7,758 in 2001, compared to $11,705 in 2000. This decrease was partially offset by expense in 2001 of $2,631 for unvested 401(k) contributions previously classified as prepaid expense. During 2001, market circumstances were such that employee turnover declined significantly resulting in the Company changing its estimate of expense for 401(k) contributions. General and administration expenses include costs of the ongoing Quickturn litigation of $6,588, $7,758 and $11,705 for 2002, 2001 and 2000, respectively. See Part I—Item 3. “Legal Proceedings” for further discussion on the Company’s current legal proceedings.

Amortization of Intangible Assets

As a percent of revenues and in absolute dollars, amortization of intangible assets decreased from 2001 to 2002 and increased from 2000 to 2001. For 2002 compared to 2001, the decrease was primarily attributable to the termination of goodwill amortization in 2002 as a result of the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles,” partially offset by the amortization related to additional intangible assets acquired through acquisitions in the first half of 2002. For 2001 compared to 2000, the increase in amortization of intangible assets was attributable to acquisitions in the fourth quarter of 2000. Amortization of intangible assets is expected to increase in 2003 as a result of a full year of amortization on the intangible assets acquired through the acquisitions in 2002.

Special Charges

During 2002, the Company recorded special charges of $6,184. The charges primarily consist of costs incurred for employee terminations, partially offset by a net benefit from reduction of accrued excess leased facility costs. Additionally, a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years is included in special charges.

In addition to acquisition related terminations of 176, the Company rebalanced the workforce by 332 employees during 2002. This reduction primarily impacted the sales organization, research and development organization and, to a lesser extent, the consulting division. Employee severance costs of $12,023 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs will be expended in the first half of 2003. There have been no significant modifications to the amount of these charges.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following recent acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $777 as a result of changes in assumptions regarding lease payments for an abandoned facility in Europe. In 2002, the Company also recorded $1,223 related to non-cancelable lease payments, net of sublease income, and a $299 write-off of assets and leasehold improvements for leases of facilities in North America, Europe and Japan that will be permanently abandoned in 2003. The majority of the non-cancelable lease payments on these excess leased facilities will be expended within the next twelve months.

During 2002, the Company recorded a benefit to special charges of $2,066 as a result of a reversal of a hold-back liability recorded as a part of the acquisition of the ECAD division of CADIX Incorporated in 2000. Cadix Incorporated relinquished its right to the hold-back amount in exchange for the Company’s withdrawal of its filing of damage claims. In an unrelated matter, this benefit was partially offset by the Company’s payment of $1,500 related to the settlement of disputed royalties. These settlements resulted in a net benefit to special charges of $566.

During 2001, the Company recorded special charges of $46,343. The charges primarily consisted of impairment in value of certain goodwill and purchased technology, an accrual for excess leased facility costs and costs incurred for employee terminations.

The goodwill and purchased technology impairment charge was due to performance of acquired businesses not meeting initial estimates. This charge was determined by comparing the forecasted undiscounted net cash flows of the operations to which the intangible assets related, to the carrying amount including associated intangible assets of such operations. The operations were determined to be unable to recover the carrying amount of their assets, resulting in a write-down to fair value.

Excess leased facility costs consisted of non-cancelable lease payments of $9,560 and write-off of leasehold improvements of $954 for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of estimated sublease income. Non-cancelable lease payments on excess leased facilities should be expended over 14 years, with the majority to be expended over 5 years.

The Company rebalanced the workforce by 79 employees in June and December 2001. This reduction primarily impacted the sales organization and to a lesser extent the consulting division. Employee severance costs of $3,365 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount was primarily expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

During 2000, the Company recorded special charges of $2,611. The charges consisted of impairment in value of certain goodwill and purchased technology and costs for employee terminations due to the acquisition of Escalade Corp. in May 2000. Substantially all of these costs were expended in 2000 and the remaining amount was primarily expended in the first half of 2001. There have been no significant modifications to the amount of the charges.

Merger and Acquisition Related Charges

In 2002, the Company incurred merger and acquisition related charges of $28,700 for in-process R&D related to three acquisitions during the year. In 2001, the Company incurred no merger and acquisition related charges. In 2000, the Company incurred merger and acquisition related charges of $11,590 for in-process R&D related to four of the five business combinations accounted for as purchases.

The Company uses an independent third party valuation firm to determine the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2000 and 2002 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

The in-process R&D charge related to the ATI acquisition was $4,000. At the date of the ATI acquisition, the R&D efforts were focused on the development of the Nucleus and code|lab products. The in-process R&D charge related to each of those projects was $1,500 and $2,500, respectively. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 414% beginning in year two to a revenue decline of 51% in year eight; cost of revenues of approximately 15% of revenue in each year; selling, general and administrative expenses ranging from 49% of revenue in year one to 35% of revenue in year eight and maintenance of 5% of revenue in each year. The rate used to discount the net cash flows from the purchased in-process technology was 35%.

The in-process R&D charge related to the IKOS acquisition was $12,000. At the date of the IKOS acquisition, the R&D efforts were focused on the development of the next generation Vstation product, including the additional functionalities of a co-modeling tool, more capacity and an FPGA compiler. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 194% beginning in year two to 30% in year six; cost of revenues of 20% of revenue in each year; selling, general and administrative expenses ranging from 50% of revenue in year one to 35% of revenue in year six and maintenance of 5% of revenue in each year. The rate used to discount the net cash flows from the purchased in-process technology was 30%.

The in-process R&D charge related to the Innoveda acquisition was $12,700. At the date of the Innoveda acquisition, the R&D efforts were focused on the development of the following products: Integrated PCB, QUIETTM Expert and TransDesign v1.4. The in-process R&D charge related to each of those projects was $11,600, $300 and $800, respectively. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 528% for certain products beginning in year two to a revenue decline of 48% in year six; cost of revenues of 18% of revenue in each year; selling, general and administrative expenses of 30% of revenue in each year and maintenance ranging from 2% to 7% of revenue in each year. The rate used to discount the net cash flows from the purchased in-process technology was 35% for Integrated PCB and 50% for QUIET Expert and TransDesign v1.4.

Other Income, Net

Year ended December 31,	2002	2001	2000

Other income, net	$6,905	$10,932	$9,310

Interest income was $6,653, $11,954 and $10,421 in 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 was primarily a result of lower cash balances in 2002 due to three acquisitions during the year. Foreign currency loss was $199 in 2002 compared to gains of $689 and $450 in 2001 and 2000, respectively, due to fluctuations in currency rates. The Company recorded income relating to the time value of foreign currency contracts of $1,020, $2,454 and $341 in 2002, 2001 and 2000, respectively. Minority interest expense was $703, $408 and $1,383 in 2002, 2001 and 2000, respectively. In addition, other income, net was favorably impacted by a gain on sale of investment of $2,438 and $933 in 2002 and 2001, respectively.

Interest Expense

Interest expense was $11,696, $2,504 and $2,403 in 2002, 2001 and 2000, respectively. Interest expense increased in 2002 primarily as a result of the issuance of the Company’s convertible subordinated notes in June 2002. In addition, interest expense increased as a result of $2,104 in loan fees, $659 for the amortization of convertible subordinated notes fees. The Company recorded interest expense relating to the time value of foreign currency contracts of $551, $194 and $64 in 2002, 2001 and 2000, respectively. Interest expense was previously included in other income, net, but has been reclassified for all periods presented in this report.

Provision for Income Taxes

The provision for income taxes was a benefit of $4,303 in 2002 and an expense of $7,767 and $15,509 in 2001 and 2000, respectively. The net tax provision (benefit) in all periods is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions, offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in foreign operations.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2002, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $191,958. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

As of December 31, 2002, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $3,659, foreign tax credits of $5,659, alternative minimum tax credit of $399 and research and experimentation credit carryforwards of $17,353. As of December 31, 2002, the Company, for state income tax purposes, had net operating loss carryforwards totaling $19,956 from multiple jurisdictions and research and experimentation credits of $4,078. As of December 31, 2002, the Company also had net operating losses in multiple foreign jurisdictions of $23,418. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2003 and 2022, the foreign tax credits will expire between 2005 and 2007 and research and experimentation credit carryforwards between 2003 and 2022.

In 2002, the Company transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of its wholly owned foreign subsidiaries in a transaction that will generate approximately $110,000 of taxable gain for federal and state income tax purposes over the next three years, with approximately $65,000 recognized in 2002. Due to the intercompany nature of the transfer, the associated income tax expense is being recorded over a three-year period with $6,783 of expense recorded in 2002. The remaining federal and state income tax expense of $25,463 is recorded as a deferred tax charge included in other assets, net on the Company’s balance sheet as of December 31, 2002 and is to be amortized to the book provision for income taxes over the remaining years. The recognition of a taxable gain in the United States allowed the Company to utilize domestic deferred tax assets for which a valuation allowance had previously been taken. Accordingly, primarily as a result of the intercompany sale, the valuation allowance for deferred tax assets decreased by $22,223 in 2002, with $20,831 of the related benefit being applied directly to contributed capital as tax benefit of stock option exercises and the remainder contributing to the 2002 income tax (benefit).

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

Effects of Foreign Currency Fluctuations

Approximately half of the Company’s revenues are generated outside of the United States. For 2002, 2001 and 2000, approximately one-half to two-thirds of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company’s results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $17,606 at December 31, 2002 from $10,736 at December 31, 2001. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2001 as a result of a weaker United States dollar at the close of 2002 versus 2001.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be adopted on a prospective basis and therefore did not have an impact as of December 31, 2002.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect this issue to have a material impact on its consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As allowed under SFAS No. 148, the Company will continue to account for stock-based compensation according to APB Opinion No. 25. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

Liquidity and Capital Resources

Year Ended December 31,	2002	2001

Current assets	$240,194	$326,927
Cash and investments, short-term	$38,826	$147,176
Cash provided by (used in) operating activities	$(4,516)	$57,677
Cash used by investing activities, excluding short-term investments	$(306,354)	$(23,973)
Cash provided by (used in) financing activities	$195,715	$(24,035)

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $38,826 at December 31, 2002, a decrease of $108,350, or 74%, from $147,176 at December 31, 2001. Cash used in operating activities was $4,516 in 2002 compared to cash provided by operating activities of $57,677 in 2001. The decrease in cash flows from operating activities was primarily due to higher operating and interest expenses in 2002.

Cash used in investing activities, excluding short-term investments, was $306,354 in 2002 compared to $23,973 in 2001. The increase of $282,381 in 2002 in cash used in investing activities was primarily due to cash paid for acquisitions of $288,383 in 2002 compared to $6,216 paid in 2001 related to acquisitions completed during 2002. Cash used in investing activities also included capital expenditures of $20,409 and $18,690 in 2002 and 2001, respectively.

Cash provided by financing activities was $195,715 in 2002 compared to $24,035 used in financing activities in 2001. The increase of $219,750 in 2002 in cash provided by financing activities was due to proceeds of $177,831 primarily from the issuance of convertible subordinated notes. Financing cash flows were positively impacted by proceeds from the issuance of common stock upon exercise of stock options and employee stock plan purchases of $17,663 and $18,623 in 2002 and 2001, respectively. Cash used in financing activities in 2001 included a repurchase of 1,621 shares of common stock for $39,658.

Trade Accounts Receivable

Trade accounts receivable increased to $159,657 at December 31, 2002 from $139,391 at December 31, 2001. Excluding the current portion of term receivables of $81,697 and $62,749, average days sales outstanding were 39 days and 42 days at December 31, 2002 and 2001, respectively. Average days sales outstanding in total accounts receivable increased from 76 days at the end of 2001 to 80 days at the end of 2002. The increase in total accounts receivable days sales outstanding was primarily due to fewer extended term (generally three year) contract sales in the fourth quarter of 2002 compared to the fourth quarter of 2001, partially offset by the factoring of short-term accounts receivable in the fourth quarter of 2002. In quarters where term contract revenue is recorded, only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. The Company sold short-term accounts receivable of $13,441 to a financing institution on a non-recourse basis in the fourth quarter of 2002 compared to no sales of short-term accounts receivable in the fourth quarter of 2001. The Company records a sale when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Inventory, Net

Inventory decreased to $4,141 at December 31, 2002 from $5,009 at December 31, 2001. Inventory increased in the first quarter of 2002 as a result of the IKOS acquisition and subsequently decreased primarily due to a $5,731 write-down of emulation hardware inventory in the second quarter, including a portion of the IKOS inventory, to reduce inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. This write-down was partially offset by an increase in inventory in the fourth quarter due to purchases based on forecasted shipments of next generation emulation hardware products.

Prepaid Expenses and Other

Prepaid expenses and other increased to $11,756 at December 31, 2002 from $11,031 at December 31, 2001. The increase is primarily due to deferred loan fees related to the convertible subordinated notes issued in 2002. Deferred loan fees are amortized to interest expense over the terms of their respective debt instruments.

Term Receivables, Long-Term

Term receivables, long-term increased to $78,431 at December 31, 2002 compared to $58,922 at December 31, 2001. The balances were attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to growth in the number of term agreements beginning during 2002 and 2001, which were included in term receivables, long-term at December 31, 2002.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities increased $3,328 to $51,250 from December 31, 2001 to December 31, 2002. The increase was primarily due to growth in the Company’s headcount.

Accrued Liabilities

Accrued liabilities increased $20,481 to $45,233 from December 31, 2001 to December 31, 2002. The increase was primarily due to accrued liabilities related to acquisitions, excess leased facility costs and accrued termination benefits.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $15,988 to $72,902 from December 31, 2001 to December 31, 2002 primarily due to the acquisitions of ATI, IKOS and Innoveda.

Capital Resources

Expenditures for property and equipment increased to $20,409 for 2002 compared to $18,690 for 2001. Expenditures in 2002 and 2001 did not include any individually significant projects. In 2002, the Company completed three business acquisitions which resulted in net cash payments of $288,383. In 2001, the Company did not complete any business acquisitions.

In June 2002, the Company issued $172,500 of 6-7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A to fund the purchase of Innoveda. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

The Company anticipates that current cash balances, anticipated cash flows from operating activities and amounts available under existing credit facilities will be sufficient to meet its working capital needs on a short-term and long-term basis.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities, and equipment.

Contractual Obligations

The Company is contractually obligated to make the following payments as of December 31, 2002:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$172,500	$—	$—	$172,500	$—
Other long-term notes payable	4,732	—	2,704	2,028	—
Other long-term liabilities	19,275	—	8,737	3,929	6,609
Short-term borrowings	17,349	17,349	—	—	—
Capital leases	774	321	453	—	—
Purchase obligations	4,675	4,675	—	—	—
Operating leases	141,912	28,581	43,248	29,207	40,876

Total contractual obligations	$361,217	$50,926	$55,142	$207,664	$47,485

Outlook for 2003

Revenues for the year 2003 are expected in the range of $665,000. Gross margin, excluding the amortization of purchased technology, is expected to average 83% for the year. Operating expenses, exclusive of special charges, merger and acquisition related charges and amortization of intangible assets are estimated to increase about 10% over 2002 levels. The total of interest expense and other income, net is expected to be an expense of approximately $10,000 primarily due to interest on the convertible subordinated notes for the year. The tax rate is expected to be 20% for the year.

Factors That May Affect Future Results and Financial Condition

The statements contained under “Outlook for 2003” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for 2003”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely affect the Company.

United States and international economies are experiencing an economic downturn which has had an adverse affect on the Company’s results of operations. Continued weakness in these economies is likely to continue to adversely affect the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which include expenditures for electronic design automation, or EDA, software and other consulting services, in the United States and abroad. A number of telecommunications companies have in the recent past filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. A significant portion of the Company’s revenues has historically come from businesses operating in this sector. In addition, demand for the Company’s products and services may be adversely affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn has, and any future downturns may, materially adversely affect the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both companies in these industries and their customers’ products and a decline in general economic conditions. These downturns have caused diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Certain integrated circuit manufacturers and electronics systems companies announced a slowdown of demand and production in 2001, which continued in 2002. During downturns such as the current one, the number of new design projects decreases. The current slowdown has reduced, and any future downturns are likely to further reduce, the Company’s revenue and could materially adversely affect the Company.

Fluctuations in quarterly results of operations due to the timing of significant orders and the mix of licenses used to sell the Company’s products could hurt the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a material amount of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A portion of the Company’s revenue often comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected and the Company could fail to meet analysts’ expectations which could adversely affect the Company’s stock price.

The Company uses fixed-term installment sales agreements as a standard business practice. These multi-year, multi-element term license agreements are typically three years in length and are used with larger customers that the Company believes are credit-worthy. These agreements increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If the Company is unable to collect under any of these multi-million dollar agreements, the Company’s results of operations could be adversely affected.

The Company’s revenue is also affected by the mix of licenses entered into in connection with the sale of software products. The Company’s software licenses fall into three general categories: perpetual, fixed-term and subscription. With perpetual and fixed-term licenses, the Company recognizes software product revenue at the beginning of the license period, while with subscription licenses the Company recognizes software product revenue ratably over the license period. Accordingly, a shift in the license mix toward increased subscription licenses would result in increased deferral of software product revenue to future periods and would decrease current revenue, possibly resulting in the Company not meeting revenue expectations.

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenue at the beginning of the license period. These new and revised standards and interpretations could adversely affect the Company’s ability to meet revenue projections and affect the Company’s stock price.

The gross margin on the Company’s software products is greater than that for the Company’s hardware products, software support and professional services. Therefore, the Company’s gross margin may vary as a result of the mix of products and services sold. Additionally, the margin on software products varies year to year depending on the amount of third-party royalties due to third parties for the mix of products sold. The Company also has a significant amount of fixed or relatively fixed costs, such as professional service employee costs and purchased technology amortization, and variable costs which are committed in advance and can only be adjusted periodically. If anticipated revenue does not materialize as expected, the Company’s gross margins and operating results could be materially adversely affected.

The lengthy sales cycle for the Company’s products and services and delay in customer consummation of projects makes the timing of the Company’s revenue difficult to predict.

The Company has a lengthy sales cycle that generally extends between three and six months. The complexity and expense associated with the Company’s products and services generally requires a lengthy customer evaluation and approval process. Consequently, the Company may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent the Company from pursuing other opportunities. In addition, sales of the Company’s products and services may be delayed if customers delay approval or commencement of projects because of customers’ budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes.

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

The Company realized approximately half of the Company’s revenue from customers outside the United States for each of the years ended December 31, 2000, 2001 and 2002. To hedge against the impact of foreign currency fluctuations, the Company enters into foreign currency forward and option contracts. However, significant changes in exchange rates may have a material adverse impact on the Company. In addition, international operations subject the Company to other risks including, but not limited to, longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

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

Current litigation with Quickturn, a subsidiary of Cadence Design Systems, Inc., over certain patents could affect the Company’s ability to sell the Company’s emulation products.

The Company has been sued by Quickturn, which alleges that the Company and certain of the Company’s emulation hardware products have infringed certain Quickturn patents. This litigation could adversely affect the Company’s ability to sell the Company’s emulation hardware products in various jurisdictions worldwide and may decrease demand for the Company’s emulation hardware products worldwide. Such litigation could also result in lower sales of emulation hardware products, increase the risk of inventory obsolescence and have a material adverse effect on the Company.

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

The Company generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect the Company’s proprietary rights in technology and products. Despite precautions the Company may take to protect the Company’s intellectual property, the Company cannot assure that third parties will not try to challenge, invalidate or circumvent these safeguards. The Company also cannot assure that the rights granted under the Company’s patents will provide it with any competitive advantages, that patents will be issued on any of the Company’s pending applications or that future patents will be sufficiently broad to protect the Company’s technology. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent as United States law protects these rights in the United States.

The Company cannot assure you that the Company’s reliance on licenses from or to, or restrictive agreements with, third parties, or that patent, copyright, trademark and trade secret protections, will be sufficient for success and profitability in the industries in which it competes.

Intellectual property infringement by or against us could materially adversely affect the Company.

There are numerous patents held by the Company and the Company’s competitors in the EDA industry, and new patents are being issued at a rapid rate. It is not always economically practicable or possible to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, the Company may be forced to respond to, or prosecute, intellectual property infringement claims to protect the Company’s rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation and cause product shipment delays, all of which could materially adversely affect the Company. In settling these claims, the Company may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms acceptable to the Company. Any potential intellectual property litigation could force the Company to do one or more of the following:

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

The Company cannot assure that future litigation matters will not have a material adverse effect on the Company. Any future litigation may result in injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely affect the Company.

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

The Company has acquired numerous businesses before and may acquire other businesses in the future. While the Company expects to carefully analyze all potential transactions before committing to them, the Company cannot assure that any transaction that is completed will result in long-term benefits to the Company or the Company’s shareholders or that the Company’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after the Company acquires another business, it could materially adversely affect the Company:

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

Acquired businesses may not perform as projected which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair the Company’s ability to forecast, meet revenue and earnings targets and manage effectively the business for long-term growth. The Company cannot assure that it can effectively meet these challenges.

The Company’s failure to attract and retain key employees may harm the Company.

The Company depends on the efforts and abilities of the Company’s senior management, the Company’s research and development staff and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and the Company cannot assure that it can continue to recruit and retain such personnel. The failure by the Company to hire and retain such personnel would impair the Company’s ability to develop new products and manage the Company’s business effectively.

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

Any armed conflict entered into by the United States could have an impact on the Company’s sales and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The consequences of any armed conflict is unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

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

The Company’s board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over the Company. These provisions may have the effect of lengthening the time required for a person to acquire control of the Company through a proxy contest or the election of a majority of the board of directors. In February 1999, the Company adopted a shareholder rights plan which has the effect of making it more difficult for a person to acquire control of the Company in a transaction not approved by the Company’s board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act and the Company’s shareholder rights plan may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company’s common stock at a premium over the market price of the Company’s common stock and may adversely affect the market price of, and the voting and other rights of the holders of, the Company’s common stock.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

All numerical references in thousands, except rate data

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its investment portfolio, short-term borrowings and long-term notes payable. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at December 31, 2002. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars:	Carrying Value	Average Fixed Interest Rate

In thousands, except interest rates

Cash equivalents—fixed rate	$11,427	1.90%
Short-term investments—fixed rate	3,857	2.09%

Total fixed rate interest bearing instruments	$15,284	1.95%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at December 31, 2002. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

On January 10, 2001, the Company entered into a syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on January 10, 2004. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.75% or prime plus a spread of between 0% and 0.50%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.20% and 0.425% based on a pricing grid tied to a financial covenant. A utilization fee of 0.125% is payable on amounts borrowed under the credit facility when borrowings exceed 33% of the total facility amount. The weighted average interest rate for 2002 was 3.71%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had short-term borrowings against the credit facility of $10,000 at December 31, 2002.

The Company had other long-term notes payable of $5,185 and short-term borrowings, including borrowings under the credit facility, of $17,670 outstanding at December 31, 2002 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $229.

Foreign Currency Risk

The Company transacts business in various foreign currencies and has established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Derivative instruments held by the Company consist of foreign currency forward and option contracts. The Company enters into contracts with counterparties who are major financial institutions and believes the risk related to default is remote. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company enters into foreign currency option contracts for forecasted sales and commission transactions between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of December 31, 2002, the Company had options outstanding to sell Japanese yen with contract values totaling approximately $37,815 at a weighted average contract rate of 125.61 and has options outstanding to buy the Euro with contract values totaling $20,800 at a weighted average contract rate of 1.04.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

From time to time, the Company enters into foreign currency forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact accumulated translation adjustment which is a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of December 31, 2002, the Company had no forward contracts outstanding to protect the net investment in its Japanese subsidiary.

The table provides information as of December 31, 2002 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in January 2003.

	Notional Amount	Weighted Average Contract Rate

Forward Contracts:
Japanese yen	$14,447	$119.80
Euro	14,242	1.02
Swedish krona	2,850	8.86
British pound sterling	2,501	1.60
Korean won	1,644	1,206.44
Danish krona	973	7.26
Other	2,898	—

Total	$39,555

Item 8.    Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended December 31,	2002	2001	2000

In thousands, except per share data

Revenues:
System and software	$321,994	$333,215	$343,569
Service and support	274,185	267,156	246,266

Total revenues	596,179	600,371	589,835

Cost of revenues:
System and software	27,665	23,485	28,216
Service and support	82,831	87,936	87,707
Amortization of purchased technology	6,688	3,252	2,765

Total cost of revenues	117,184	114,673	118,688

Gross margin	478,995	485,698	471,147

Operating expenses:
Research and development	164,228	137,799	125,952
Marketing and selling	218,963	198,639	197,733
General and administration	72,491	64,954	66,707
Amortization of intangible assets	2,255	7,520	2,965
Special charges	6,184	46,343	2,611
Merger and acquisition related charges	28,700	—	11,590

Total operating expenses	492,821	455,255	407,558

Operating income (loss)	(13,826)	30,443	63,589
Other income, net	6,905	10,932	9,310
Interest expense	(11,696)	(2,504)	(2,403)

Income (loss) before income taxes	(18,617)	38,871	70,496
Provision for (benefit from) income taxes	(4,303)	7,767	15,509

Net income (loss)	$(14,314)	$31,104	$54,987

Net income (loss) per share:
Basic	$(.22)	$0.48	$0.86

Diluted	$(.22)	$0.46	$0.81

Weighted average number of shares outstanding:
Basic	65,766	64,436	64,125

Diluted	65,766	67,681	67,509

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of December 31,	2002	2001

In thousands

Assets
Current assets:
Cash and cash equivalents	$34,969	$124,029
Short-term investments	3,857	23,147
Trade accounts receivable, net of allowance for doubtful accounts of $3,852 in 2002 and $3,273 in 2001	159,657	139,391
Other receivables	8,987	9,202
Inventory, net	4,141	5,009
Prepaid expenses and other	11,756	11,031
Deferred income taxes	16,827	15,118

Total current assets	240,194	326,927

Property, plant and equipment, net	90,259	82,247
Term receivables, long-term	78,431	58,922
Goodwill	300,783	7,287
Intangible assets, net	41,388	4,597
Other assets, net	53,793	41,241

Total assets	$804,848	$521,221

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$17,670	$—
Accounts payable	17,110	8,581
Income taxes payable	40,784	39,465
Accrued payroll and related liabilities	51,250	47,922
Accrued liabilities	45,233	24,752
Deferred revenue	72,902	56,914

Total current liabilities	244,949	177,634

Notes payable	177,685	5,100
Other long-term liabilities	19,275	9,366

Total liabilities	441,909	192,100

Commitments and contingencies (Note 17)

Minority interest	3,219	2,913

Stockholders’ equity:
Common stock, no par value, authorized 100,000 shares; 66,629 and 64,706 issued and outstanding for 2002 and 2001, respectively	297,995	245,672
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Deferred compensation	(4,761)	—
Retained earnings	49,867	64,288
Accumulated other comprehensive income	16,619	16,248

Total stockholders’ equity	359,720	326,208

Total liabilities and stockholders’ equity	$804,848	$521,221

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended December 31,	2002	2001	2000

In thousands

Operating Cash Flows:
Net income (loss)	$(14,314)	31,104	$54,987

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	21,426	17,724	19,447
Amortization	16,385	10,770	5,731
Gain on sale of property, plant and equipment	—	—	(3,118)
Deferred income taxes	(3,873)	(12,670)	777
Changes in other long-term liabilities and minority interest	(7,703)	7,482	595
Tax benefit of employee stock option plans	20,831	1,697	1,154
Write-down of assets	28,700	35,922	12,934
Gain on sale of investments	(2,438)	(933)	—

Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	2,272	15,576	(34,321)
Prepaid expenses and other	(20,238)	1,517	(2,696)
Term receivables, long-term	(16,361)	(25,802)	(2,777)
Accounts payable and accrued liabilities	(14,050)	(23,274)	9,563
Income taxes payable	(4,662)	9,509	8,222
Deferred revenue	(10,491)	(10,945)	20,592

Net cash provided by (used in) operating activities	(4,516)	57,677	91,090

Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	33,659	71,778	46,186
Purchases of short-term investments	(7,902)	(64,450)	(41,397)
Purchases of property, plant and equipment	(20,409)	(18,690)	(19,019)
Proceeds from sale of property, plant and equipment	—	—	4,725
Proceeds from sale of investments	2,438	933	—
Acquisitions of businesses and equity interests	(288,383)	(6,216)	(43,070)

Net cash used in investing activities	(280,597)	(16,645)	(52,575)

Financing Cash Flows:
Proceeds from issuance of common stock	17,663	18,623	28,866
Repurchase of common stock	—	(39,658)	(52,488)
Repurchase of warrant	—	(2,000)	—
Net increase in short-term borrowings	13,599	—	—
Note issuance costs	(5,518)	—	—
Proceeds from long-term notes payable	177,831	—	—
Repayments of long-term notes payable	(7,860)	(1,000)	—

Net cash provided by (used in) financing activities	195,715	(24,035)	(23,622)

Effect of exchange rate changes on cash and cash equivalents	338	(2,080)	(1,418)

Net change in cash and cash equivalents	(89,060)	14,917	13,475
Cash and cash equivalents at the beginning of the year	124,029	109,112	95,637

Cash and cash equivalents at the end of the year	$34,969	$124,029	$109,112

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Deferred	Retained Earnings	Accumulated Other Comprehensive	Comprehensive	Total Stockholders’
In thousands	Shares	Amount	Compensation	(Deficit)	Income (Loss)	Income (Loss)	Equity

Balance at December 31, 1999	64,338	$289,478	$—	$(20,362)	$19,664		$288,780

Net income	—	—	—	54,987	—	$54,987	54,987
Foreign currency translation adjustment, before tax benefit of $1,536	—	—	—	—	(5,445)	(5,445)	(5,445)
Unrealized gain on investments reported at fair value, before tax expense of $440	—	—	—	—	1,100	1,100	1,100

Comprehensive income	—	—	—	—	—	$50,642	—

Stock issued under stock option and stock purchase plans	3,265	28,866	—	—	—		28,866
Tax benefit associated with the exercise of stock options	—	1,154	—	—	—		1,154
Repurchase of common stock	(2,979)	(52,488)	—	—	—		(52,488)
Dividends to minority owners	—	—	—	(417)	—		(417)

Balance at December 31, 2000	64,624	267,010	—	34,208	15,319		316,537
Net income	—	—	—	31,104	—	$31,104	31,104
Foreign currency translation adjustment, before tax benefit of $697	—	—	—	—	(3,483)	(3,483)	(3,483)
Unrealized gain on investments reported at fair value	—	—	—	—	2,118	2,118	2,118
Reclassification adjustment for investment gains included in net income reported at fair value	—	—	—	—	(933)	(933)	(933)
Unrealized gain on derivatives	—	—	—	—	3,227	3,227	3,227

Comprehensive income	—	—	—	—	—	$32,033	—

Stock issued under stock option and stock purchase plans	1,703	18,623	—	—	—		18,623
Tax benefit associated with the exercise of stock options	—	1,697	—	—	—		1,697
Repurchase of common stock	(1,621)	(39,658)	—	—	—		(39,658)
Repurchase of warrant	—	(2,000)	—	—	—		(2,000)
Dividends to minority owners	—	—	—	(1,024)	—		(1,024)

Balance at December 31, 2001	64,706	245,672	—	64,288	16,248		326,208
Net loss	—	—	—	(14,314)	—	$(14,314)	(14,314)
Foreign currency translation adjustment, after tax of $1,374	—	—	—	—	6,870	6,870	6,870
Unrealized gain on investments reported at fair value	—	—	—	—	153	153	153
Reclassification adjustment for investment gains included in net loss reported at fair value	—	—	—	—	(2,438)	(2,438)	(2,438)
Minimum pension liability, before tax benefit of $163	—	—	—	—	(816)	(816)	(816)
Unrealized losses on derivatives	—	—	—	—	(3,398)	(3,398)	(3,398)

Comprehensive loss	—	—	—	—	—	$(13,943)	—

Stock options and warrant issued in connection with acquisitions	—	14,479	—	—	—		14,479
Deferred compensation for unvested stock options issued in connection with acquisitions	—	—	(6,460)	—	—		(6,460)
Amortization of deferred compensation	—	—	1,049	—	—		1,049
Forfeitures of unvested stock options issued in connection with acquisitions	—	(650)	650	—	—		—
Stock issued under stock option and stock purchase plans	1,923	17,663	—	—	—		17,663
Tax benefit associated with the exercise of sock options	—	20,831	—	—	—		20,831
Dividends to minority owners	—	—	—	(107)	—		(107)

Balance at December 31, 2002	66,629	$297,995	$(4,761)	$49,867	$16,619		$359,720

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Notes to Consolidated Financial Statements

All numerical references in thousands, except percentages, per share data and number of employees

1.    Nature of Operations

The Company is a supplier of EDA systems—advanced computer software, emulation systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, aerospace, networking, multimedia and transportation industries. The Company licenses its products through its direct sales force and an affiliated channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT”. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities, and equipment, as described in Note 17.

Foreign Currency Translation

Local currencies are the functional currencies for the Company’s foreign subsidiaries except for Ireland and Singapore where the United States dollar is used as the functional currency. Assets and liabilities of foreign operations, excluding Ireland and Singapore, are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. The accounting records for the Company’s subsidiaries in Ireland and Singapore are maintained in United States dollars which is also the entities’ functional currency and accordingly no translation is necessary. Foreign currency transaction gains and losses are included as a component of other income and expense.

Use of Estimates

Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $11,427 and $96,275 at December 31, 2002 and 2001, respectively.

Short-Term and Long-Term Investments

The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days and less than one year. Long-term investments include investments with original maturities in excess of one year and equity securities. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The Company places its cash equivalents and short-term investments with major banks and financial institutions. The Company’s investment policy limits its credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas.

The carrying amounts of cash equivalents, short-term investments, trade accounts receivable, term receivables, short-term borrowings, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments or as amounts have been appropriately discounted. Available for sale securities and foreign exchange forward and option contracts are recorded based on quoted market prices. The fair value of long-term notes payable was $145,997 and $5,100, as of December 31, 2002 and 2001, respectively, as compared to carrying values of $177,685 and $5,100 at December 31, 2002 and 2001, respectively. The fair value of long-term notes payable was based on the quoted market price or based on rates available to the Company for instruments with similar terms and maturities. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to property, plant and equipment are capitalized. Maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. Depreciation of buildings and land improvements is computed on a straight-line basis over lives of forty and twenty years, respectively. Depreciation of computer equipment and furniture is computed principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements, generally three to ten years.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired from the Company’s business combinations. Other intangible assets primarily include purchased technology, trademarks and customer relationships acquired in business combinations. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. While the Company’s reportable segments are based on geographic area, goodwill cannot be evaluated in that manner as the majority of acquired products are sold in all geographic areas. Therefore, the Company assigned goodwill resulting from the acquisitions of ATI, IKOS and Innoveda to an enterprise-level reporting unit. In addition, the Company assigned all goodwill as of January 1, 2002 to an enterprise-level reporting unit. Other intangible assets continue to be amortized over their estimated lives. In-process research and development continues to be written-off immediately.

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

As required by SFAS No. 142, the Company completed the transitional goodwill impairment test as of June 30, 2002 and the annual goodwill impairment test as of December 31, 2002. There was no impairment as of either date. The Company recognized impairment in value of certain goodwill and purchased technology which resulted in associated write-downs of $23,665 and $8,077 in 2001 and $522 and $822 in 2000, respectively. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the estimated lives as of December 31, 2002 are appropriate.

Purchased technology and other intangible asset costs are amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively. Under SFAS No. 142, “Goodwill and Other Intangibles”, effective on January 1, 2002, amortization of goodwill no longer occurs. Total goodwill, purchased technology and other intangible asset amortization expenses were $8,943, $10,770, and $5,730 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the years ended December 31, 2002, 2001, and 2000:

Year ended December 31,	2002	2001	2000

Net income (loss), as reported	$(14,314)	$31,104	$54,987
Goodwill amortization, net of tax	—	6,016	2,372

Adjusted net income (loss)	$(14,314)	37,120	57,359

Basic net income (loss) per share—as reported	$(0.22)	$0.48	$0.86

Basic net income (loss) per share—as adjusted	$(0.22)	$0.58	$0.89

Diluted net income (loss) per share—as reported	$(0.22)	$0.46	$0.81

Diluted net income (loss) per share—as adjusted	$(0.22)	$0.55	$0.85

As of December 31, 2002, the carrying value of goodwill was $300,783, purchased technology was $35,466 and other intangible assets was $1,842, net of accumulated amortization of $12,347, $14,244 and $1,207, respectively. The carrying value of non-amortizable other intangible assets was $4,080.

As of December 31, 2001, the carrying value of goodwill was $7,287 and purchased technology was $4,597, net of accumulated amortization of $12,347 and $7,556, respectively. The Company did not have any other intangible assets or non-amortizable intangible assets at December 31, 2001.

The Company estimates the aggregate amortization expense related to purchased technology and other intangible assets will be $9,612, $9,128, $7,556, $7,348 and $2,270 for each of the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

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

Derivative Financial Instruments

The Company transacts business in various foreign currencies and has established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Derivative instruments held by the Company consist of foreign currency forward and option contracts. The Company enters into contracts with counterparties who are major financial institutions and believes the risk related to default is remote. Foreign currency transactions are executed in exchange-traded or over-the-counter markets for which quoted prices exist. Contracts generally have maturities that do not exceed one year. The Company does not hold or issue derivative financial instruments for trading purposes.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships, if designated, are established pursuant to the Company’s risk management policy and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship are recognized in earnings each period. For derivatives designated as a hedge of a forecasted transaction (cash flow hedge), the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income and reclassified into earnings in the period in which the forecasted transaction occurs. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings. Gains or losses deferred in accumulated other comprehensive income associated with terminated derivatives and derivatives that cease to be highly effective remain in accumulated other comprehensive income until the forecasted transaction occurs. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

The Company had $98,170 and $149,959 of notional value foreign currency forward and option contracts outstanding at December 31, 2002 and 2001, respectively. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts was $1,116 and $4,349 at December 31, 2002 and 2001, respectively.

Revenue Recognition

The Company derives system and software revenue from the sale of licenses of software products and emulation hardware systems. The Company derives service and support revenue from annual support contracts and professional services, which includes consulting services, training services, custom design services and other services.

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Product revenue from fixed-term license installment agreements, which are with the Company’s top-rated customers, are recognized upon shipment and start of the license term, provided all other revenue recognition criteria have been met. The Company uses fixed-term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription-type term license agreements, which typically include rights to future software products, is deferred and recognized ratably over the term of the subscription period.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element, as established by the price charged when such element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

Revenue from annual maintenance and support arrangements is deferred and recognized ratably over the term of the contract. Revenue from consulting and training is recognized when the services are performed.

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. The Company accrues related warranty costs at the time of sale. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. Service and maintenance revenues are recognized over the service period.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of the Company’s products has been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to research and development expense in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $7,200, $5,400 and $5,300 for 2002, 2001 and 2000, respectively, and is included in marketing and selling expense in the accompanying consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issues to Employees” and related interpretations. If the Company had accounted for its stock-based compensation plans in accordance with the SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Year ended December 31,	2002	2001	2000

Net income (loss), as reported	$(14,314)	$31,104	$54,987
Deduct: Total stock-based employee compensation expense determined under fair value based previously included in net income, net of related tax benefit	(17,270)	(14,227)	(10,894)

Pro forma net income (loss)	$(31,584)	$16,877	$44,093

Basic net income (loss) per share—as reported	$(0.22)	$0.48	$0.86
Basic net income (loss) per share—pro forma	$(0.48)	$0.26	$0.69
Diluted net income (loss) per share—as reported	$(0.22)	$0.46	$0.81
Diluted net income (loss) per share—pro forma	$(0.48)	$0.25	$0.65

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

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2000 and 2001 to conform with the 2002 presentation.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be adopted on a prospective basis and therefore did not have an impact as of December 31, 2002.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect this issue to have a material impact on its consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As allowed under SFAS No. 148, the Company will continue to account for stock-based compensation according to APB Opinion No. 25. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

3.    Mergers and Acquisitions

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,359, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,808. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $16,739, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology will be amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and is not being amortized. The Company will continue to evaluate whether this asset’s useful life can be determined and, if so, will amortize the asset accordingly. The remaining $400 will be amortized, primarily over five years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,420, which included the fair value of options assumed totaling $3,823. In addition, the Company recorded severance costs related to IKOS employees of $4,203 and costs of vacating certain leased facilities of IKOS of $11,344. These costs will result in cash expenditures of $14,048, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $11,057. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $105,873, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology will be amortized to cost of goods sold over five years. Deferred compensation will be amortized over ten quarters to operating expenses and other identified intangible assets will be amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $182,059, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,416 and costs of vacating certain leased facilities of Innoveda of $4,871. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $5,673. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $169,790, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology will be amortized to cost of goods sold over five years. Deferred compensation will be amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and is not being amortized. The Company will continue to evaluate whether this asset’s useful life can be determined and, if so, will amortize the asset accordingly. The remaining $1,850 will be amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $650 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

The following pro forma information assumes the Innoveda and IKOS acquisitions occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations. The separate results of operations for ATI were not material compared to the Company’s overall results of operations and accordingly pro-forma information for ATI has been omitted.

Year ended December 31,	2002	2001

Revenue	$623,830	$745,162
Net loss	$(23,635)	$(18,066)
Basic net loss per share	$(0.36)	$(0.28)
Diluted net loss per share	$(0.36)	$(0.28)

The Company excluded the IKOS break-up fee and charges for in-process R&D from these pro forma results due to their non-recurring nature.

In 2001, the Company recorded no merger and acquisition related charges. In 2000, the Company completed five business combinations which were accounted for as purchases. The Company purchased Descon Informationsysteme GmbH & Co. in May 2000, Escalade Corp. in May 2000, HSL Holdings Limited in October 2000, Speedgate, Inc. in December 2000 and the ECAD division of CADIX Incorporated in December 2000. The total purchase price including acquisition expenses for all 2000 purchase acquisitions was $53,592. The excess of liabilities assumed over tangible assets acquired totaled $1,393. The purchase accounting allocations resulted in charges for in-process R&D of $11,590, goodwill of $33,295 and technology of $10,100. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The Company uses an independent third party valuation firm to determine the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2000 and 2002 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of revenues, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

4.    Special Charges

Following is a summary of the major elements of the special charges:

Year ended December 31,	2002	2001	2000

Goodwill and purchased technology impairment	$—	$31,742	$1,344
Excess leased facility costs	(5,110)	10,514	—
Employee severance	12,023	3,365	707
Terminated acquisitions	135	—	—
Other	(864)	722	560

Special charges	$6,184	$46,343	$2,611

During 2002, the Company recorded special charges of $6,184. The charges primarily consist of costs incurred for employee terminations, partially offset by a net benefit from reduction of accrued excess leased facility costs. Additionally, a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years is included in special charges.

In addition to acquisition related terminations of 176, the Company rebalanced the workforce by 332 employees during 2002. This reduction primarily impacted the sales organization, research and development organization and, to a lesser extent, the consulting division. Employee severance costs of $12,023 included severance benefits, notice pay and outplacement services.

Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs will be expended in the first half of 2003. There have been no significant modifications to the amount of these charges.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following recent acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $777 as a result of changes in assumptions regarding lease payments for an abandoned facility in Europe. In 2002, the Company also recorded $1,223 related to non-cancelable lease payments, net of sublease income, and a write-off of assets and leasehold improvements of $299 for leases of facilities in North America, Europe and Japan that will be permanently abandoned in 2003. The majority of the non-cancelable lease payments on these excess leased facilities will be expended within the next twelve months.

During 2002, the Company recorded a benefit to special charges of $2,066 as a result of a reversal of a hold-back liability recorded as a part of the acquisition of the ECAD division of CADIX Incorporated in 2000. CADIX Incorporated relinquished its right to the hold-back amount in exchange for the Company’s withdrawal of its filing of damage claims. In an unrelated matter, this benefit was partially offset by the Company’s payment of $1,500 related to the settlement of disputed royalties. These settlements resulted in a net benefit to special charges of $566.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2002:

	Accrued Special Charges at December 31, 2001	2002 Charges (1)	2002 Payments	Accrued Special Charges at December 31, 2002 (2)

Employee severance and related costs	$3,107	$12,023	$(7,213)	$7,917
Lease termination fees and other facility costs	9,300	(5,110)	(1,037)	3,153
Other costs	214	(214)	—	—

Total	$12,621	$6,699	$(8,250)	$11,070

(1)    2002 charges do not include a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years.

(2)    Of the $11,070 total accrued special charges at December 31, 2002, $1,742 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $9,328 represents the short-term portion of accrued special charges.

During 2001, the Company recorded special charges of $46,343. The charges primarily consisted of impairment in value of certain goodwill and purchased technology, an accrual for excess leased facility costs and costs incurred for employee terminations.

The goodwill and purchased technology impairment charge was due to performance of acquired businesses not meeting initial estimates. This charge was determined by comparing the forecasted undiscounted net cash flows of the operations to which the intangible assets relate, to the carrying amount including associated intangible assets of such operation. The operations were determined to be unable to recover the carrying amount of their assets, resulting in a write-down to fair value. There have been no significant modifications to the amount of these charges.

Excess leased facility costs consisted of non-cancelable lease payments of $9,560 and write-off of leasehold improvements of $954 for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of sublease income. Non-cancelable lease payments on excess leased facilities should be expended over 14 years, with the majority to be expended over 5 years.

The Company rebalanced the workforce by 79 employees in June and December 2001. This reduction primarily impacted the sales organization and to a lesser extent the consulting division. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount was primarily expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

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

5.    Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. The Company had no transition adjustment upon adoption of SFAS No. 133.

The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into foreign currency forward and option contracts pursuant to its risk management policy. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133. Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheet, was $1,116 and $4,349 at December 31, 2002 and 2001, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Year ended December 31,	2002	2001

Beginning balance	$3,227	$—
Changes in fair value of cash flow hedges	(1,752)	2,314
Hedge ineffectiveness recognized in earnings	138	—
Net (gain) loss transferred to earnings	(1,784)	913

Net unrealized gain (loss)	$(171)	$3,227

The remaining balance in accumulated other comprehensive income at December 31, 2002 represents a net unrealized loss on foreign currency contracts relating to hedges of forecasted revenues and commission expenses expected to occur during 2003. These amounts will be transferred to the consolidated statement of operations upon revenue recognition and recording commission expense. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $694 deferred gain and $913 deferred loss to system and software revenues relating to foreign currency contracts hedging revenues for the years ended December 31, 2002 and 2001, respectively. The Company transferred $1,090 deferred gain to marketing and selling expense relating to foreign currency contracts hedging commission expenses for the year ended December 31, 2002. Due to lower than forecasted revenues, the Company discontinued several cash flow hedges during 2002 which resulted in the immediate recognition of $138 loss included in other income, net.

The Company enters into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. These foreign exchange contracts are not designated as hedges. Changes in the fair value of these contracts are recognized currently in earnings in other income, net to offset the remeasurement of the related assets and liabilities.

The Company hedges its investment in its Japanese subsidiary with foreign currency contracts that are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these foreign currency contracts, which are offset in whole or in part by translation gains and losses on the Japanese net assets hedged, are recorded as translation adjustments in accumulated other comprehensive income. The Company recorded a net loss of $14 and a net gain of $892 in accumulated translation adjustment on foreign currency contracts hedging foreign net investments for the years ended December 31, 2002 and 2001, respectively.

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $1,020 and $2,454 and recorded expense in interest expense of $551 and $194 for the years ended December 31, 2002 and 2001, respectively.

6.    Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2002	2001	2000

Domestic	$(18,985)	$(8,170)	$(7,626)
Foreign	368	47,041	78,122

Total	$(18,617)	$38,871	$70,496

The provision (benefit) for income taxes is as follows:

Year ended December 31,	2002	2001	2000

Current:
Federal	$(1,695)	$16,428	$4,504
State	(401)	500	776
Foreign	1,666	3,509	9,751

Total current	(430)	20,437	15,031

Deferred:
Federal and state	(1,828)	(7,172)	732
Foreign	(2,045)	(5,498)	(254)

Total deferred	(3,873)	(12,670)	478

Total	$(4,303)	$7,767	$15,509

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2002	2001	2000

Federal tax	$(6,516)	$13,604	$24,675
State tax, net of federal benefit	(2,398)	325	498
Impact of international operations	1,256	(9,151)	(12,971)
Non-deductible acquisition costs	—	872	523
Write-off of in-process research and development	2,219	—	1,650
Tax credits (excluding foreign tax credits)	(1,879)	—	(1,366)
Amortization of deferred tax charge on intercompany sale	6,783	—	—
Other, net	(3,768)	2,117	2,500

Provision for (benefit from) income taxes	$(4,303)	$7,767	$15,509

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2002	2001	2000

Net changes in deferred tax assets and liabilities	$25,711	$(7,007)	$(9,530)
Deferred tax assets reducing (increasing) goodwill	(7,361)	—	1,935
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	(22,223)	(5,663)	8,073

Total	$(3,873)	$(12,670)	$478

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2002	2001

Deferred tax assets:
Depreciation of property and equipment	$(418)	$23
Reserves and allowances	2,743	2,313
Accrued expenses not currently deductible	6,415	9,271
Net operating loss carryforwards	9,463	11,215
Tax credit carryforwards	27,488	41,107
Purchased technology and other intangibles	8,977	16,973
Other, net	5,996	5,473

Total gross deferred tax assets	60,664	86,375
Less valuation allowance	(27,820)	(50,043)

Net deferred tax asset	$32,844	$36,332

Long-term deferred tax asset of $16,017 and $21,214 as of December 31, 2002 and 2001, respectively, is included in other assets, net.

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital was $5,135 as of December 31, 2002. This amount was fully reserved due to the uncertainty of United States entities generating sufficient taxable income to realize certain domestic deferred tax assets which are attributable to differences between financial and tax reporting of employee stock option transactions. The valuation allowance related to federal income tax was based on Internal Revenue Code Sections 382 and 383 which limit realization of certain assets. In addition, the United States entities do not currently generate sufficient taxable income to absorb research and development and stewardship expenses properly allocated to United States revenue, unless sufficient income is repatriated from foreign subsidiaries. The valuation allowance related to state deferred tax assets was attributable to certain state income taxes not expected to be realized even if foreign earnings are repatriated due to differences in calculating federal and state taxable income. The valuation allowance related to certain foreign deferred tax assets was based on historical losses and infringement litigation in certain jurisdictions.

As of December 31, 2002, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $3,659, foreign tax credits of $5,659, alternative minimum tax credit of $399 and research and experimentation credit carryforwards of $17,353. As of December 31, 2002, the Company, for state income tax purposes, has net operating loss carryforwards totaling $19,596 from multiple jurisdictions and research and experimentation credits of $4,078. As of December 31, 2002, the Company also had net operating losses in multiple foreign jurisdictions of $23,418. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2003 and 2022, the foreign tax credits will expire between 2005 and 2007 and research and experimentation credit carryforwards between 2003 and 2022.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2002, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $191,958. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

The Company has settled its federal income tax obligations through 1991. The Company believes the provisions for income taxes are adequate.

7.    Property, Plant and Equipment, Net

A summary of property, plant and equipment, net follows:

As of December 31,	2002	2001

Computer equipment and furniture	$139,837	$130,527
Buildings and building equipment	50,687	50,156
Land and improvements	14,355	14,050
Leasehold improvements	23,444	19,333

	228,323	214,066
Less accumulated depreciation and amortization	(138,064)	(131,819)

Property, plant and equipment, net	$90,259	$82,247

8.    Short-Term Borrowings

On January 10, 2001, the Company entered into a syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on January 10, 2004. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.75% or prime plus a spread of between 0% and 0.50%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.20% and 0.425% based on a pricing grid tied to a financial covenant. A utilization fee of 0.125% is payable on amounts borrowed under the credit facility when borrowings exceed 33% of the total facility amount. The weighted average interest rate for 2002 was 3.71%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had short-term borrowings against the credit facility of $10,000 at December 31, 2002.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $7,670 were outstanding under theses agreements at December 31, 2002. No amounts were outstanding at December 31, 2001.

9.    Long-Term Notes Payable

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in December and June. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $5,185 were outstanding under these agreements at December 31, 2002.

The Company had unsecured long-term notes payable of $5,100 to the former shareholders of Harness Software Group at December 31, 2001. The notes were repaid in 2002, in advance of their due date.

10.    Other Long-Term Liabilities

A summary of other long-term liabilities follows:

As of December 31,	2002	2001

Lease termination fees and other facilities related costs	$17,550	$8,906
Employment related accruals	1,046	76
Other	679	384

Total other long-term liabilities	$19,275	$9,366

11.    Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

Year Ended December 31,	2002	2001	2000

Net income (loss)	$(14,314)	$31,104	$54,987

Weighted average shares used to calculate basic net income (loss) per share	65,766	64,436	64,125
Employee stock options and employee stock purchase plan	—	3,111	3,261
Warrants	—	134	123

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	65,766	67,681	67,509

Basic net income (loss) per share	$(.22)	$.48	$.86

Diluted net income (loss) per share	$(.22)	$.46	$.81

Options and warrants to purchase 10,821, 670 and 123 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively. The options and warrants were excluded because the options were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes for the year ended December 31, 2002 was anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings of $5,719 and additional incremental shares of 4,320 for the year ended December 31, 2002.

12.    Incentive Stock

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

13.    Employee Stock and Savings Plans

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

The Company has assumed stock options of 1,078 and 1,088 granted to the former employees of IKOS and Innoveda, respectively. The options assumed were outside the Company’s plans but are administered as if issued under the plans. Assumed options have been adjusted to give effect to the conversion under the terms of the respective merger agreements. No additional stock options will be granted under the IKOS and Innoveda option plans.

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan (US ESPP) and reserved 1,400 shares for issuance. The shareholders have subsequently amended the US ESPP to reserve an additional 9,000 shares for issuance. In June 2002, the Board of Directors adopted the Foreign Subsidiary Employee Stock Purchase Plan, with substantially identical terms and reserved 150 shares for issuance to foreign employees. Under the US ESPP prior to 2001, each eligible employee could purchase up to eight hundred shares of stock per quarter at prices no less than 85% of its fair market value determined at certain specified dates. The shareholders amended the US ESPP effective for 2001 to provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. In September 2002, the Board of Directors authorized a special purchase date on September 30, 2002, and a special 27-month offering commencing on October 1, 2002 with purchases on January 1, 2003 and every six months thereafter. Employees purchased 1,046 and 338 shares under the ESPPs in 2002 and 2001, respectively. At December 31, 2002, 2,679 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the ESPPs at this time.

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded compensation expense of $1,049 in 2002 for amortization of deferred compensation related to unvested stock options assumed through acquisitions. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during 2002, 2001, and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Stock Option Plans Year ended December 31	2002	2001	2000

Risk-free interest rate	3.8%	4.6%	5.7%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.1	4.1	4.0
Expected volatility	86%	78%	60%

Employee Stock Purchase Plans Year ended December 31,	2002	2001	2000

Risk-free interest rate	1.7%	3.4%	6.0%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.375	0.50	0.25
Expected volatility	86%	78%	60%

Using the Black-Scholes methodology, the total fair value of options granted during 2002, 2001 and 2000 was $26,379, $39,557 and $40,862, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The total fair value of purchase rights under the ESPPs during 2002, 2001 and 2000 was $1,767, $1,695 and $821, respectively, which would be amortized on pro forma basis over the purchase period, either three or six months. The weighted average fair value of options granted during 2002, 2001 and 2000 was $5.94, $11.99 and $8.99 per share, respectively. The weighted average fair value of purchase rights under the ESPPs during 2002, 2001 and 2000 was $1.21, $3.31 and $1.93 per share, respectively. See Note 2, Summary of Significant Accounting Policies, for disclosure of the Company’s pro forma net income (loss) and net income (loss) per share information.

The following table summarizes information about options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price

$ 0.04 – 4.44	445	7.19	$2.81	175	$2.34
$ 4.61 – 5.66	3,072	9.68	$5.62	41	$5.28
$ 5.67 – 8.06	2,152	6.11	$7.71	1,535	$7.80
$ 8.09 – 10.06	2,237	5.08	$9.48	2,087	$9.54
$10.13 – 13.45	2,069	5.15	$12.33	1,465	$12.19
$13.50 – 17.27	1,231	7.99	$16.23	420	$15.89
$17.32 – 17.81	2,822	7.75	$17.81	1,506	$17.81
$17.87 – 18.84	2,612	8.77	$18.81	772	$18.80
$18.92 – 63.58	1,605	8.45	$22.77	502	$23.42
$65.56 – 65.56	4	5.37	$65.56	4	$65.56

$ 0.04 – 65.56	18,249	7.47	$13.05	8,507	$12.98

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to earnings ratably over the vesting period. At December 31, 2002, 4,788 shares were available for future grant.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price

Balance at December 31, 1999	12,545	$9.25

Granted	4,659	17.36
Exercised	(2,726)	8.44
Canceled	(2,002)	10.56

Balance at December 31, 2000	12,476	$12.25

Granted	3,160	20.20
Exercised	(1,338)	9.33
Canceled	(427)	17.60

Balance at December 31, 2001	13,871	$14.18

Granted	4,969	10.20
Assumed through acquisition	2,166	6.14
Exercised	(877)	9.07
Canceled	(1,880)	16.56

Balance at December 31, 2002	18,249	$13.05

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating United States employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. The Company’s matching contributions to the Savings Plan were $4,252, $3,619 and $3,562, in 2002, 2001 and 2000, respectively.

14.    Stock Repurchases

The Board of Directors authorized the Company to repurchase shares in the open market. The Company purchased 1,621 and 2,979 shares of common stock for an aggregate purchase price of $39,658 and $52,488 for the years ended December 31, 2001 and 2000, respectively. There were no repurchases in 2002. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

15.    Common Stock Warrants

On February 22, 2002, as part of the purchase price for the acquisition of ATI, the Company issued warrants to purchase 50 shares of the Company’s common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012.

On October 31, 1999, as part of the purchase price for the acquisition of substantially all of the assets of VeriBest, Inc., the Company issued a warrant to Integraph, the selling company, to purchase 500 shares of the Company’s common stock for $15 per share exercisable from October 31, 2001 until October 31, 2002. In November 2001, Integraph gave up all future rights to exercise the warrant in exchange for cash consideration of $2,000, at which time the warrant was cancelled.

16.    Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

As of December 31,	2002	2001

Foreign currency translation adjustment	$17,606	$10,736
Unrealized gain (loss) on derivatives	(171)	3,227
Minimum pension liability	(816)	—
Unrealized gain on investments	—	2,285

Accumulated other comprehensive income	$16,619	$16,248

17.    Commitments and Contingencies

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,

2003	$28,581
2004	23,266
2005	19,982
2006	16,015
2007	13,192
Thereafter	40,876

Total	$141,912

Rent expense under operating leases was $27,353, $20,903 and $21,879 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company entered into agreements to sublease portions of its facility sites. Under terms of these agreements, approximately three hundred square feet of space was rented to third parties and is expected to result in rental receipts of $3,749 in 2003.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At December 31, 2002, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

In October 1997, Quickturn, a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by the Company’s SimExpress emulation product of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress violated EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress. The Company has appealed the court’s application of assignor estoppel. Quickturn has appealed the invalidation of EP’491. The German Supreme Court is expected to hear both appeals.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro, the Company’s second generation emulation product, of EP’491. There have been no rulings by the French court regarding the merits of this case to date. In 2001, the Company filed suit against Cadence and Quickturn (Quickturn became a Cadence subsidiary in 1999.) in France claiming misappropriation of patent rights. This case alleges that Quickturn misappropriated Meta trade secrets during Quickturn’s evaluation of Meta’s technology in connection with a possible acquisition of Meta in 1994 and 1995 and filed one or more patent applications claiming rights to inventions Quickturn learned from Meta.

The Company had two consolidated lawsuits pending against Quickturn and Cadence in United States District Court for the Northern District of California alleging that Quickturn’s Mercury or MercuryPlus products infringe six Company-owned patents and alleging a misappropriation of trade secrets. In February 2003, the jury in this case returned a verdict in favor of Quickturn and Cadence on all counts.

A subsidiary of the Company, IKOS Systems, Inc., currently has pending against Quickturn and Cadence a patent infringement lawsuit against the parties’ Palladium product. Quickturn and Cadence currently have pending against the Company a patent infringement lawsuit against the Company’s Vstation product. There has been no substantive activity in either lawsuit.

In addition to the above litigation, from time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters.

18.    Other Income, Net

Other income, net is comprised of the following:

Year ended December 31,	2002	2001	2000

Interest income	$6,653	$11,954	$10,421
Minority interest in earnings	(703)	(408)	(1,383)
Foreign exchange gain (loss)	(199)	689	450
Gain on sale of property, plant and equipment	—	—	3,118
Other, net	1,154	(1,303)	(3,296)

Other income, net	$6,905	$10,932	$9,310

19.	Supplemental Cash Flow Information

The	following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2002	2001	2000

Cash paid for:
Interest	$7,558	$1,420	$2,103
Income taxes	$3,077	$9,867	$5,955
Debt issued for purchase of a business	$—	$—	$6,100
Equipment acquired with capital leases	$774	$—	$—
Issuance of stock warrant and stock options for purchase of businesses	$14,479	$—	$—

20.    Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

Year ended December 31,	2002	2001	2000

Revenues:
Americas	$305,542	$293,828	$281,084
Europe	157,679	174,025	176,510
Japan	81,757	97,947	98,707
Pacific Rim	51,201	34,571	33,534

Total	$596,179	$600,371	$589,835

Operating Income (Loss):
Americas	$165,038	$166,164	$151,104
Europe	85,365	96,604	92,735
Japan	47,215	55,788	55,425
Pacific Rim	35,137	22,873	23,448
Corporate	(346,581)	(310,986)	(259,123)

Total	$(13,826)	$30,443	$63,589

Depreciation and Amortization:
Americas	$1,442	$1,679	$4,055
Europe	5,297	4,823	5,042
Japan	1,008	681	749
Pacific Rim	699	548	476
Corporate	12,980	9,993	9,125

Total	$21,426	$17,724	$19,447

Capital Expenditures:
Americas	$1,434	$1,734	$3,545
Europe	4,668	4,045	6,813
Japan	459	2,191	522
Pacific Rim	2,269	629	481
Corporate	11,579	10,091	7,658

Total	$20,409	$18,690	$19,019

Identifiable Assets:
Americas	$548,927	$350,755	$313,830
Europe	191,276	99,964	113,145
Japan	43,165	50,480	74,093
Pacific Rim	21,480	20,022	29,846

Total	$804,848	$521,221	$530,914

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenues. Revenue information is as follows:

Year ended December 31,	2002	2001	2000

Revenues:
Integrated Circuit (IC) Design	$416,318	$409,466	$385,295
Systems Design	154,498	150,599	150,055
Professional Services	25,363	40,306	54,485

Total	$596,179	$600,371	$589,835

21.	Quarterly Financial Information—Unaudited

A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31

2002

Total revenues	$128,004	$135,409	$152,650	$180,116
Gross margin	$103,133	$101,683	$123,706	$150,473
Operating income (loss)	$(1,514)	$(32,567)	$4,471	$15,784
Net income (loss)	$1,758	$(36,591)	$1,859	$18,660
Net income (loss) per share, basic	$0.03	$(0.56)	$0.03	$0.28
Net income (loss) per share, diluted	$0.03	$(0.56)	$0.03	$0.28

2001

Total revenues	$154,502	$149,492	$131,042	$165,335
Gross margin	$122,671	$120,707	$102,170	$140,150
Operating income (loss)	$17,024	$14,638	$6,682	$(7,901)
Net income (loss)	$16,400	$13,502	$6,032	$(4,830)
Net income (loss) per share, basic	$0.25	$0.21	$0.09	$(0.07)
Net income (loss) per share, diluted	$0.24	$0.20	$0.09	$(0.07)

REPORT OF MANAGEMENT

Management of Mentor Graphics Corporation is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on informed judgements and best estimates and assumptions of management. The consolidated financial statements have been audited by KPMG LLP, independent auditors, whose report is included below.

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

Gregory K. Hinckley

President

Independent Auditors’ Report

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon

January 23, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.    Directors and Executive Officers of Registrant

The information required by this item concerning the Company’s Directors will be included under “Election of Directors” in the Company’s 2003 Proxy Statement and is incorporated herein by reference. The information concerning the Company’s Executive Officers is included herein on pages 8-9 under the caption “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included under “Compensation of Directors” and “Information Regarding Executive Officer Compensation” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under “Election of Directors”, “Information Regarding Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

Item 14.    Disclosure Controls and Procedures

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

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a)    2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	58
Independent Auditors’ Report on Schedule	58

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(a)    3 Exhibits

3. A.	1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 4A to the Company’s Registration Statement on Form S-3 (Registration No. 33-23024).

B.	Articles of Amendment of 1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 10-K).

C.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 10-K).

4. A.	Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.

B.	Indenture dated June 3, 2002 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

C.	Resale Registration Rights Agreement dated June 3, 2002. Incorporated by reference to Exhibit 4.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10. *A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s 2000 10-K.

*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

*C.	1986 Stock Plan.

*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*E.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company’s 1998 10-K.

*F.	Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.F to the Company’s 1998 10-K.

G.	Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company’s Form SE dated March 25, 1992.

H.	Credit Agreement between the Company and Bank of America National Trust Savings Association dated January 10, 2001. Incorporated by reference to Exhibit 10.H to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

I.	First Amendment to Credit Agreement dated as of January 24, 2002 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

J.	Second Amendment to Credit Agreement dated as of April 16, 2002 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

K.	Third Amendment to Credit Agreement dated as of December 30, 2002 between the Company, Bank of America, N.A. as agent and the other lenders.

*L.	Foreign Subsidiary Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

21.	List of Subsidiaries of the Company.

23.	Consent of Accountants.

*Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

On November 14, 2002, the Company filed a current report on Form 8-K to report under Item 9 that on November 14, 2002, the Company had filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002. The filing included certifications of the Chief Executive Officer and Chief Financial Officer to accompany the Form 10-Q pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2003.

MENTOR GRAPHICS CORPORATION

By	/s/ WALDEN C. RHINES
Walden C. Rhines Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 24, 2003, in the capacities indicated.

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

CERTIFICATIONS

I, Walden C. Rhines, certify that:

1.    I have reviewed this annual report on Form 10-K of Mentor Graphics Corporation, the registrant;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003

/s/ WALDEN C. RHINES
Walden C. Rhines Chief Executive Officer

I, Gregory K. Hinckley, certify that:

1.    I have reviewed this annual report on Form 10-K of Mentor Graphics Corporation, the registrant;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	/s/ GREGORY K. HINCKLEY
Gregory K. Hinckley Chief Financial Officer

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance	Additions	Acquisitions of businesses	Deductions	Ending Balance

Year ended December 31, 2000
Allowance for doubtful accounts[1]	$2,804	$1,405	$—	$825	$3,384
Accrued restructuring costs	$7,740	$1,027	$—	$7,720	$1,047

Year ended December 31, 2001
Allowance for doubtful accounts[1]	$3,384	$1,030		$1,141	$3,273
Accrued restructuring costs	$1,047	$13,050	$—	$1,476	$12,621

Year ended December 31, 2002
Allowance for doubtful accounts[1]	$3,273	$725	$1,056	$1,202	$3,852
Accrued restructuring costs	$12,621	$6,699	$—	$8,250	$11,070
(1)	Deductions primarily represent accounts written off during the period

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

Under date of January 23, 2003, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the December 31, 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon

January 23, 2003