Form 10-Q
period 2003-03-31
MENTOR GRAPHICS CORP
filed 2003-05-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003.

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

NO CHANGE

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of shares of common stock, no par value, outstanding as of May 1, 2003: 67,405,564

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Graphics Corporation

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31,	2003	2002
In thousands, except per share data

Revenues:
System and software	$91,812	$67,901
Service and support	67,528	60,103

Total revenues	159,340	128,004

Cost of revenues:
System and software	4,815	4,587
Service and support	20,703	19,812
Amortization of purchased technology	2,209	472

Total cost of revenues	27,727	24,871

Gross margin	131,613	103,133

Operating expenses:
Research and development	42,876	35,608
Marketing and selling	59,189	47,671
General and administration	18,983	16,579
Amortization of intangible assets	1,145	—
Special charges	1,363	789
Merger and acquisition related charges	—	4,000

Total operating expenses	123,556	104,647

Operating income (loss)	8,057	(1,514)
Other income, net	487	4,002
Interest expense	(4,045)	(291)

Income before income taxes	4,499	2,197
Provision for income taxes	900	439

Net income	$3,599	$1,758

Net income per share:
Basic	$.05	$.03

Diluted	$.05	$.03

Weighted average number of shares outstanding:
Basic	67,335	65,224

Diluted	68,255	68,826

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2003	As of December 31, 2002
In thousands
Assets
Current assets:
Cash and cash equivalents	$50,685	$34,969
Short-term investments	14	3,857
Trade accounts receivable, net	157,701	159,657
Inventory, net	6,384	4,141
Prepaid expenses and other	21,022	20,743
Deferred income taxes	16,997	16,827

Total current assets	252,803	240,194

Property, plant and equipment, net	87,498	90,259
Term receivables, long-term	82,053	78,431
Goodwill	299,398	300,783
Intangible assets, net	38,585	41,388
Other assets, net	49,604	53,793

Total assets	$809,941	$804,848

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$16,677	$17,670
Accounts payable	15,148	17,110
Income taxes payable	36,778	40,784
Accrued payroll and related liabilities	46,231	51,250
Accrued liabilities	42,039	45,233
Deferred revenue	86,375	72,902

Total current liabilities	243,248	244,949

Notes payable	177,456	177,685
Other long-term liabilities	18,102	19,275

Total liabilities	438,806	441,909

Commitments and contingencies (Note 11)
Minority interest	3,262	3,219

Stockholders’ equity:
Common stock	301,168	297,995
Deferred compensation	(4,249)	(4,761)
Retained earnings	53,466	49,867
Accumulated other comprehensive income	17,488	16,619

Total stockholders’ equity	367,873	359,720

Total liabilities and stockholders’ equity	$809,941	$804,848

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31,	2003	2002
In thousands

Operating Cash Flows:
Net income	$3,599	$1,758

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,792	4,622
Amortization	6,332	472
Deferred income taxes	(302)	241
Changes in other long-term liabilities and minority interest	(1,186)	63
Write-down of assets	—	4,000
Gain on sale of investments	—	(2,438)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	2,807	(4,136)
Prepaid expenses and other	707	2,217
Term receivables, long-term	(3,193)	(440)
Accounts payable and accrued liabilities	(10,006)	(17,800)
Income taxes payable	(4,123)	(1,408)
Deferred revenue	13,233	16,550

Net cash provided by operating activities	13,660	3,701

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	3,843	24,269
Purchases of short-term investments	—	(4,000)
Purchases of property, plant and equipment	(3,278)	(4,291)
Acquisitions of businesses and equity interests	(347)	(102,144)

Net cash provided by (used in) investing activities	218	(86,166)

Financing Cash Flows:
Proceeds from issuance of common stock	3,173	8,274
Net increase (decrease) in short-term borrowings	(930)	22,000
Repayment of long-term notes payable	(344)	(2,161)

Net cash provided by financing activities	1,899	28,113

Effect of exchange rate changes on cash and cash equivalents	(61)	(150)

Net change in cash and cash equivalents	15,716	(54,502)
Cash and cash equivalents at beginning of period	34,969	124,029

Cash and cash equivalents at end of period	$50,685	$69,527

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General – The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months ended March 31, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Stock Option Plans Three months ended March 31,	2003	2002
Risk-free interest rate	2.9%	3.8%
Expected dividend yield	0%	0%
Expected life (in years)	4.1	4.1
Expected volatility	57%	86%
Employee Stock Purchase Plans (ESPPs) Three months ended March 31,	2003	2002
Risk-free interest rate	1.7%	1.7%
Expected dividend yield	0%	0%
Expected life (in years)	1.25	1.25
Expected volatility	86%	78%

Using the Black-Scholes methodology, weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.06 and $13.91 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPPs during the three months ended March 31, 2003 and 2002 was $1.73 and $5.91, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense of $511 in the three months ended March 31, 2003 for amortization of deferred compensation related to unvested stock options assumed through acquisitions. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Three months ended March 31,	2003	2002
Net income, as reported	$3,599	$1,758
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(5,451)	(4,641)

Pro forma net loss	$(1,852)	$(2,883)

Basic net income per share – as reported	$0.05	$0.03
Basic net loss per share – pro forma	$(0.03)	$(0.04)
Diluted net income per share – as reported	$0.05	$0.03
Diluted net loss per share – pro forma	$(0.03)	$(0.04)

(3)	Net Income Per Share – Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

The following provides the computation of basic and diluted net income per share:

Three months ended March 31,	2003	2002
Net Income	$3,599	$1,758
Weighted average shares used to calculate basic net income per share	67,335	65,224
Employee stock options and employee stock purchase plan	920	3,588
Warrants	—	14

Weighted average common and potential common shares used to calculate diluted net income per share	68,255	68,826

Basic net income per share	$0.05	$0.03

Diluted net income per share	$0.05	$0.03

Options and warrants to purchase 12,721 and 516 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively. The options and warrants were excluded because the options were anti-dilutive as the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes for the three months ended March 31, 2003 was anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the Company’s net income per share would have included additional earnings of $2,604 and additional incremental shares of 7,413 for the three months ended March 31, 2003.

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

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $4,956 and $5,185 were outstanding under these agreements at March 31, 2003 and December 31, 2002, respectively.

(5)	Stock Repurchases – The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the three months ended March 31, 2003 and 2002. The Company considers market conditions, alternative uses of cash and balance sheet ratio when evaluating share repurchases.

(6)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Three months ended March 31,	2003	2002
Interest paid	$1,072	$120
Income taxes paid (refunds received), net	$(890)	$351

(7)	Comprehensive Income (Loss) – The following provides a summary of comprehensive income (loss):

Three months ended March 31,	2003	2002
Net income	$3,599	$1,758
Change in accumulated translation adjustment	491	212
Unrealized gain on investments reported at fair value	—	153
Reclassification adjustment for investment gains included in net income	—	(2,438)
Change in unrealized gain / loss on derivative instruments	378	(982)

Comprehensive income (loss)	$4,468	$(1,297)

(8)	Special Charges – For the three months ended March 31, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 34 employees during the three months ended March 31, 2003. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended during the second quarter of 2003. There have been no significant modifications to the amount of these charges.

For the three months ended March 31, 2002, the Company recorded special charges of $789. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 19 employees during March 2002. This reduction primarily impacted research and development due to the overlap of employee skill sets as a result of acquisitions. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. These costs were expended during 2002. There were no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2003:

	Accrued Special Charges at December 31, 2002 (1)	2003 Charges	2003 Payments	Accrued Special Charges at March 31, 2003 (1)
Employee severance and related costs	$7,917	$1,284	$(5,401)	$3,800
Lease termination fees and other facility costs	3,153	79	(456)	2,776

Total	$11,070	$1,363	$(5,857)	$6,576

(1)	The long-term portion of accrued lease termination fees and other facility costs is $1,785 and $1,742 at March 31, 2003 and December 31, 2002, respectively. The remaining balances of $4,791 and $9,328 represent the short-term portion of accrued special charges, respectively.

(9)	Merger and Acquisition Related Charges – For the three months ended March 31, 2003, the Company incurred no merger and acquisition related charges.

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth, which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,288, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,808. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $16,668, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology is being amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible assets lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $400 is being amortized, primarily over five years, to operating expenses.

(10)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into foreign currency forward and option contracts pursuant to its risk management policy. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133. Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,561 and $1,116 at March 31, 2003 and December 31, 2002, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Three months ended March 31,	2003	2002
Beginning balance	$(171)	$3,227
Changes in fair value of cash flow hedges	344	(556)
Net (gain) loss transferred to earnings	34	(426)

Net unrealized gain	$207	$2,245

The remaining balance in accumulated other comprehensive income at March 31, 2003 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and commission expenses expected to occur during 2003. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording commission expense. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $128 deferred loss and $516 deferred gain to system and software revenues relating to foreign currency contracts hedging revenues for the three months ended March 31, 2003 and 2002, respectively. The Company transferred $94 deferred gain and $90 deferred loss to marketing and selling expense relating to foreign currency contracts hedging commission expenses for the three months ended March 31, 2003 and 2002, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $139 and $259 and recorded expense in interest expense of $148 and $90 for the three months ended March 31, 2003 and 2002, respectively.

(11)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At March 31, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

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

(12)	Segment Reporting – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

Three months ended March 31,	2003	2002
Revenues
Americas	$79,526	$60,077
Europe	42,420	33,235
Japan	24,024	23,494
Pacific Rim	13,370	11,198

Total	$159,340	$128,004

Operating income (loss)
Americas	$43,579	$30,468
Europe	21,784	16,788
Japan	14,596	14,888
Pacific Rim	9,862	7,454
Corporate	(81,764)	(71,112)

Total	$8,057	$(1,514)

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenues. Revenue information is as follows:

Three months ended March 31,	2003	2002
Revenues
Integrated Circuit (IC) Design	$104,098	$94,786
Systems Design	49,897	27,051
Professional Services	5,345	6,167

Total	$159,340	$128,004

(13)	Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement of tangible long-lived assets and the associated retirement costs. On January 1, 2003, the Company adopted SFAS No. 143. Adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. On January 1, 2003, the Company adopted SFAS No. 146. Adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect this issue to have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. On January 1, 2003, the Company adopted FIN No. 45. Adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references in thousands, except for percentages)

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s critical accounting policies are as follows:

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

Restructuring Charges

The Company has recorded restructuring charges in connection with its plans to better align the cost structure with projected operations in the future. Effective January 1, 2003, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records liabilities for costs associated with exit or disposal activities when the liability is incurred. Prior to January 1, 2003, in accordance with EITF Issue 94-3, the Company accrued for restructuring costs when management made a commitment to an exit plan that specifically identified all significant actions to be taken.

The Company has recorded restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional special charges will be recognized. If the actual cost is less than the estimated cost, a benefit to special charges will be recognized.

The Company has also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained, of the abandoned office space and to write-off leasehold improvements on abandoned office space. The Company worked with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine the best estimate of the accrual. The Company’s estimates of expected sublease income could change based on factors that affect the Company’s ability to sublease those facilities such as general economic conditions and the real estate market. Changes to the amount of estimated sublease income will be recognized as either an increase or a reduction to special charges in the period that the change to the liability is incurred.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months ended March 31, 2003 totaled $91,812 representing an increase of $23,911 or 35% over the comparable period of 2002. The increase was primarily attributable to an increase in software product revenue due to strength in the board design software product line, which was partially attributable to the acquisitions in 2002, and continued strength in the Physical Verification and Analysis product line. In addition, system and software revenues for the three months ended March 31, 2003 were favorably impacted by the strengthening of the Euro and the Japanese yen.

System and software gross margin was 95% for the three months ended March 31, 2003 compared to 93% for the comparable period of 2002. Gross margin was favorably impacted for the three months ended March 31, 2003 due to a greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue. Amortization of purchased technology costs to system and software cost of revenues was $2,209 for the three months ended March 31, 2003 compared to $472 for the comparable period of 2002. The increase in amortization of purchased technology was attributable to acquisitions in 2002.

Service and Support

Service and support revenues for the three months ended March 31, 2003 totaled $67,528 representing an increase of $7,425 or 12% from the comparable period of 2002. The increase was primarily attributable to board design software support revenue and accelerated verification support revenue resulting from acquisitions in 2002 and strength in Physical Verification and Analysis support revenue primarily due to renewals by existing customers. This increase was partially offset by a 13% decrease in consulting and training revenue as a result of cuts in spending by the Company’s customers due to the continued downturn of the economy.

Service and support gross margin was 69% for the three months ended March 31, 2003 compared to 67% for the comparable period of 2002. The increase in overall service and support gross margins was due to higher emulation support revenue as a result of the IKOS acquisition in 2002 over a relatively constant cost structure. Additionally, gross margin was favorably impacted by cuts in professional service costs as a result of workforce rebalances by the Company in 2002.

Geographic Revenues Information

Three months ended March 31,	2003	Change	2002
Americas	$79,526	32%	$60,077
Europe	42,420	28%	33,235
Japan	24,024	2%	23,494
Pacific Rim	13,370	19%	11,198

Total	$159,340		$128,004

Revenues increased in the Americas in 2003 primarily as a result of acquisitions in 2002. Revenues outside the Americas represented 50% of total revenues for the three months ended March 31, 2003 and 53% for the comparable period of 2002. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 4% for the three months ended March 31, 2003. Exclusive of currency effects, higher revenue in Europe was primarily due to higher software product and support sales. The effects of exchange rate differences from the Japanese yen to the U.S. dollar positively impacted Japanese revenues by approximately 9% for the three months ended March 31, 2003. Exclusive of currency effects, lower revenue in Japan was primarily due to lower software product sales. Higher revenues in Pacific Rim were attributable to growth in both product and support sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Three months ended March 31,	2003	Change	2002
Research and development	$42,876	20%	$35,608
Percent of total revenues	27%		28%

Marketing and selling	$59,189	24%	$47,671
Percent of total revenues	37%		37%

General and administration	$18,983	15%	$16,579
Percent of total revenues	12%		13%

Amortization of intangible assets	$1,145	—	$—
Percent of total revenues	1%		—

Special charges	$1,363	73%	$789
Percent of total revenues	1%		1%

Merger and acquisition related charges	$—	(100)%	$4,000
Percent of total revenues	—		3%

Research and Development

As a percent of revenues, R&D costs decreased for the three months ended March 31, 2003 as compared to the comparable period of 2002. The increase in absolute dollars for the three months ended March 31, 2003 compared to the comparable period of 2002 was primarily attributable to acquisitions in 2002, resulting in higher R&D headcount and related costs.

Marketing and Selling

As a percent of revenues, marketing and selling costs remained flat for the three months ended March 31, 2003 as compared to the comparable period of 2002. The increase in absolute dollars for the three months ended March 31, 2003 as compared to the comparable period of 2002 was primarily attributable to an increase in variable compensation due to growth in revenues.

General and Administration

As a percent of revenues, general and administration costs decreased for the three months ended March 31, 2003 as compared to the comparable period of 2002. The increase in absolute dollars for the three months ended March 31, 2003 as compared to the comparable period of 2002, is primarily attributable to an increase in variable compensation due to growth in operating income.

Amortization of Intangible Assets

As a percent of revenues and in absolute dollars, amortization of intangibles increased for the three months ended March 31, 2003 compared to the comparable period of 2002. The increase was attributable to amortization related to intangible assets acquired through acquisitions in 2002.

Special Charges

For the three months ended March 31, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 34 employees during the three months ended March 31, 2003. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. The majority of these costs will be expended during the second quarter of 2003. There have been no significant modifications to the amount of these charges.

For the three months ended March 31, 2002, the Company recorded special charges of $789. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 19 employees during March 2002. This reduction primarily impacted research and development due to the overlap of employee skill sets as a result of acquisitions. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. These costs were expended during 2002. There were no significant modifications to the amount of these charges.

Merger and Acquisition Related Charges

For the three months ended March 31, 2003, the Company incurred no merger and acquisition related charges.

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,288, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,808. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $4,000, goodwill of $16,668, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology is being amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and was not being amortized. In 2003, the Company began amortizing this asset over five years to operating expenses. The remaining $400 is being amortized, primarily over five years, to operating expenses.

Other Income, Net

Other income, net totaled $487 for the three months ended March 31, 2003 compared to $4,002 for the comparable period of 2002. Interest income was $1,447 for the three months ended March 31, 2003 compared to $2,138 for the comparable period of 2002, which included income relating to the time value of foreign currency contracts of $139 and $259, respectively. Foreign currency loss was $733 for the three months ended March 31, 2003 compared to a gain of $2 for the comparable period of 2002 due to fluctuations in currency rates. In addition, other income was favorably impacted by a gain on sale of investment of $2,438 for the three months ended March 31, 2002.

Interest Expense

Interest expense was $4,045 for the three months ended March 31, 2003 compared to $291 for the comparable period of 2002. Interest expense increased primarily as a result of the issuance of the Company’s convertible subordinated notes in June 2002.

Provision for Income Taxes

The provision for income taxes was $900 for the three months ended March 31, 2003 compared to $439 for the comparable period of 2002. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of nondeductible charges mostly related to acquisitions, offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in foreign operations.

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

Effects of Foreign Currency Fluctuations

Approximately half of the Company’s revenues are generated outside of the United States. For 2003 and 2002, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. The effects of these fluctuations were substantially offset by local currency cost of revenues and operating expenses, which resulted in an immaterial net effect on the Company’s results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the Consolidated Balance Sheets, increased to $18,097 at March 31, 2003, from $17,606 at the end of 2002. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2002 as a result of a weaker U.S. dollar at March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at March 31, 2003 were $50,699 compared to $38,826 at December 31, 2002. Cash provided by operating activities was $13,660 for the three months ended March 31, 2003 as compared to $3,701 for the comparable period of 2002. The increase in cash provided by operating activities was primarily due to an increase in working capital in addition to an increase in non-cash expenses as a result of amortization related to a deferred tax charge recorded in the fourth quarter of 2002.

Cash used for investing activities, excluding short-term investments, was $3,625 and $106,435 for the three months ended March 31, 2003 and 2002, respectively. Cash used for investing activities included capital expenditures of $3,278 and $4,291 for the three months ended March 31, 2003 and 2002, respectively. Acquisition of businesses was $347 for the three months ended March 31, 2003 related to acquisitions completed during 2002 compared to $102,144 for the comparable period in 2002.

Cash provided by financing activities was $1,899 and $28,113 for the three months ended March 31, 2003 and 2002, respectively. Cash provided by financing activities for the three months ended March 31, 2002 included $22,000 in proceeds from short-term borrowings. Cash and short-term investments were positively impacted by the proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases in the amount of $3,174 and $8,274 for the three months ended March 31, 2003 and 2002, respectively.

Trade Accounts Receivable

Trade accounts receivable decreased to $157,701 at March 31, 2003 from $159,657 at December 31, 2002. Excluding the current portion of term receivables of $85,120 and $81,697, average days sales outstanding were 41 days and 39 days at March 31, 2003 and December 31, 2002, respectively. Average days sales outstanding in total accounts receivable increased from 80 days at the end of 2002 to 89 days at the end of the first quarter of 2003. The increase in total accounts receivable days sales outstanding was primarily due a greater mix of term contract revenue in each of the last four quarters. In the quarters where term contract revenue is recorded only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. The Company sold $12,876 of short-term accounts receivable in the first quarter of 2003 compared to $13,441 sales of short-term accounts receivable in the fourth quarter of 2002. The Company records a sale when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Inventory, Net

Inventory, net increased $2,243 from December 31, 2002 to March 31, 2003. The increase was primarily due to purchases based on forecasted shipments of next generation emulation hardware products.

Prepaid Expenses and Other

Prepaid expenses and other increased $279 from December 31, 2002 to March 31, 2003. The increase was primarily due to annual renewals of maintenance contracts and prepaid royalty payments. The increase was partially offset by the receipt of a $2,000 income tax refund for an income tax receivable acquired in the IKOS acquisition in 2002.

Term Receivables, Long-Term

Term receivables, long-term increased to $82,053 at March 31, 2003 compared to $78,431 at December 31, 2002. The balances were attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to additional term agreements, partially offset by run-off of balances on older term agreements.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased $5,019 from December 31, 2002 to March 31, 2003. The decrease was primarily due to payments of the 2002 annual and fourth quarter incentive compensation partially offset by an increase in accrued payroll taxes due to timing of payment.

Accrued Liabilities

Accrued liabilities decreased $3,194 from December 31, 2002 to March 31, 2003. The decrease was primarily due to payment of restructure costs. This decrease was partially offset by accrued interest expense for the semi-annual interest payments related to the Company’s convertible subordinated notes issued in June 2002.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $13,473 from December 31, 2002 to March 31, 2003. Deferred revenue increased due to annual support renewals for the three months ended March 31, 2003.

Capital Resources

Expenditures for property and equipment decreased to $3,278 for the three months ended March 31, 2003 compared to $4,291 for the comparable period of 2002. Expenditures in the three months ended March 31, 2003 and 2002 did not include any individually significant projects.

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

OUTLOOK

In the calculation of earnings, gross margin and operating expenses before amortization of intangible assets and special charges, the Company excludes amortization of intangible assets and write-offs of in-process R&D from acquisitions. Also excluded are special charges such as restructure expenses and asset impairments. The Company believes that excluding these items provides investors with a representation of its core performance, and a pro forma base line for assessing the future earnings potential of the Company.

Second Quarter 2003

Revenues are expected to be between $156,000 and $162,000. Gross margin, excluding amortization of purchased technology, is expected to be approximately 84%, while gross margin on a GAAP basis is expected to be in the range of 82% to 83%. Operating expenses, excluding special charges and amortization of intangible assets, are expected to be approximately $123,000, while operating expenses on a GAAP basis are expected to be $124,000. The total of other income, net and interest expense is expected to be approximately $3,000 of expense. Earnings, excluding special charges and amortization of intangible assets, are expected to be between $0.06 and $0.11 per share, while earnings on a GAAP basis are expected to be between $0.02 and $0.07 per share. The tax rate is expected to be 20% for the quarter.

Full Year 2003

Revenues for the year 2003 are expected in the range of $665,000. Gross margin, excluding the amortization of purchased technology, is expected to average 84% for the year, while gross margin on a GAAP basis is expected to average 83%. Operating expenses, exclusive of special charges, merger and acquisition related charges and amortization of intangible assets are estimated to increase about 10% over 2002 levels. Operating expenses on a GAAP basis are estimated to increase about 2% over 2002 levels The total of interest expense and other income, net is expected to be an expense of approximately $11,000 primarily due to interest on the convertible subordinated notes for the year. Earnings, excluding special charges and amortization of intangible assets, are expected to be $0.55 per share, while earnings on a GAAP basis are expected to be $0.39 per share. The tax rate is expected to be 20% for the year.

Reconciliation of Pro Forma Financial Information

The following table shows a reconciliation of the forward-looking financial information on a GAAP basis to the forward-looking pro forma financial information:

For the three months ended June 30, 2003	GAAP	Adjustments		Pro forma
Revenue	$156,000–$162,000	—		$156,000–$162,000
Gross margin	82%–83%	$(2,000	)(a)	84%
Operating expense	$124,000	$(1,000	)(b)	$123,000
Other income, net and interest expense	$(3,000)	—		$(3,000)
Per share effect of adjustments		$0.05
Per share tax effect of adjustments		$(0.01)

Diluted earnings per share	$0.02–$0.07	$0.04		$0.06–$0.11

For the year ended December 31, 2003	GAAP	Adjustments		Pro forma
Revenue	$665,000	—		$665,000
Gross margin	83%	$(9,000	)(a)	84%
Operating expense	$504,000	$(4,000	)(b)	$500,000
Special charges	$1,000	$(1,000)		—
Other income, net and interest expense	$(11,000)	—		$(11,000)
Per share effect of adjustments		$0.20
Per share tax effect of adjustments		$(0.04)

Diluted earnings per share	$0.39	$0.16		$0.55

(a)	Amortization of purchased technology (included in cost of revenues)
(b)	Amortization of intangible assets (included in operating expense)

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2003. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$15,990	1.57%
Short-term investments – fixed rate	14	1.68%

Total fixed rate interest bearing instruments	$16,004	1.58%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at March 31, 2003. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

On January 10, 2001, the Company entered into a syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on January 10, 2004. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 0.50% and 1.75% or prime plus a spread of between 0% and 0.50%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.20% and 0.425% based on a pricing grid tied to a financial covenant. A utilization fee of 0.125% is payable on amounts borrowed under the credit facility when borrowings exceed 33% of the total facility amount. The weighted average interest rate for the first quarter of 2003 was 3.83%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had short-term borrowings against the credit facility of $10,000 at March 31, 2003.

The Company had other long-term notes payable of $4,956 and short-term borrowings, including borrowings under the credit facility, of $16,677 outstanding at March 31, 2003 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $216.

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

The Company enters into foreign currency option contracts for forecasted sales and commission transactions between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of March 31, 2003, the Company had options outstanding to sell Japanese yen with contract values totaling approximately $35,928 at a weighted average contract rate of 125.25 and has options outstanding to buy the Euro with contract values totaling $15,600 at a weighted average contract rate of 1.04.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

From time to time, the Company enters into foreign currency forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact accumulated translation adjustment which is a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of March 31, 2003, the Company had no forward contracts outstanding to protect the net investment in its Japanese subsidiary.

The table provides information as of March 31, 2003 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in April 2003.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$21,003	$1.06
Japanese yen	13,226	118.90
British pound sterling	6,768	1.56
Swedish krona	2,545	8.70
Israeli shekel	1,482	4.76
Other	3,290	—

Total	$48,314

Item 4. Disclosure Controls and Procedures

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

On March 24, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on March 24, 2003, the Company had filed its Annual Report on Form 10-K for the year ended December 31, 2002. The filing included certifications of the Chief Executive Officer and Chief Financial Officer to accompany the Form 10-K pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR GRAPHICS CORPORATION (Registrant)

Date: May 14, 2003	/s/ GREGORY K. HINCKLEY Gregory K. Hinckley President

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

Dated: May 14, 2003	/s/ WALDEN C. RHINES
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

Dated: May 14, 2003	/s/ GREGORY K. HINCKLEY
Gregory K. Hinckley Chief Financial Officer