Form 10-Q
period 2003-06-30
MENTOR GRAPHICS CORP
filed 2003-07-30
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (503) 685-7000

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

Number of shares of common stock, no par value, outstanding as of July 25, 2003: 68,846,512

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Graphics Corporation

Consolidated Statements of Operations

(Unaudited)

Three months ended June 30,	2003	2002
In thousands, except per share data

Revenues:
System and software	$87,791	$67,401
Service and support	69,677	68,008

Total revenues	157,468	135,409

Cost of revenues:
System and software	4,781	11,295
Service and support	20,758	20,647
Amortization of purchased technology	2,269	1,784

Total cost of revenues	27,808	33,726

Gross margin	129,660	101,683

Operating expenses:
Research and development	43,965	40,305
Marketing and selling	58,708	54,409
General and administration	17,160	18,682
Amortization of intangible assets	931	537
Special charges	—	(4,383)
Merger and acquisition related charges	1,800	24,700

Total operating expenses	122,564	134,250

Operating income (loss)	7,096	(32,567)
Other income, net	1,925	596
Interest expense	(3,929)	(3,487)

Income (loss) before income taxes	5,092	(35,458)
Provision for income taxes	1,018	1,133

Net income (loss)	$4,074	$(36,591)

Net income (loss) per share:
Basic	$06	$(.56)

Diluted	$06	$(.56)

Weighted average number of shares outstanding:
Basic	67,389	65,501

Diluted	69,522	65,501

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Operations

(Unaudited)

Six months ended June 30,	2003	2002
In thousands, except per share data

Revenues:
System and software	$179,603	$135,302
Service and support	137,205	128,111

Total revenues	316,808	263,413

Cost of revenues:
System and software	9,596	15,882
Service and support	41,461	40,459
Amortization of purchased technology	4,478	2,256

Total cost of revenues	55,535	58,597

Gross margin	261,273	204,816

Operating expenses:
Research and development	86,841	75,913
Marketing and selling	117,897	102,080
General and administration	36,143	35,261
Amortization of intangible assets	2,076	537
Special charges	1,363	(3,594)
Merger and acquisition related charges	1,800	28,700

Total operating expenses	246,120	238,897

Operating income (loss)	15,153	(34,081)
Other income, net	2,412	4,598
Interest expense	(7,974)	(3,778)

Income (loss) before income taxes	9,591	(33,261)
Provision for income taxes	1,918	1,572

Net income (loss)	$7,673	$(34,833)

Net income (loss) per share:
Basic	$11	$(.53)

Diluted	$11	$(.53)

Weighted average number of shares outstanding:
Basic	67,362	65,364

Diluted	68,901	65,364

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2003	As of December 31, 2002
In thousands

Assets
Current assets:
Cash and cash equivalents	$47,425	$34,969
Short-term investments	—	3,857
Trade accounts receivable, net	172,069	159,657
Inventory, net	7,015	4,141
Prepaid expenses and other	21,509	20,743
Deferred income taxes	17,151	16,827

Total current assets	265,169	240,194

Property, plant and equipment, net	87,783	90,259
Term receivables, long-term	74,993	78,431
Goodwill	306,615	300,783
Intangible assets, net	40,587	41,388
Other assets, net	47,302	53,793

Total assets	$822,449	$804,848

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$20,137	$17,670
Accounts payable	16,190	17,110
Income taxes payable	33,954	40,784
Accrued payroll and related liabilities	54,117	51,250
Accrued liabilities	33,886	45,233
Deferred revenue	90,392	72,902

Total current liabilities	248,676	244,949

Notes payable	177,071	177,685
Other long-term liabilities	17,707	19,275

Total liabilities	443,454	441,909

Commitments and contingencies (Note 11)
Minority interest	3,269	3,219

Stockholders’ equity:
Common stock	301,987	297,995
Deferred compensation	(3,738)	(4,761)
Retained earnings	57,540	49,867
Accumulated other comprehensive income	19,937	16,619

Total stockholders’ equity	375,726	359,720

Total liabilities and stockholders’ equity	$822,449	$804,848

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30,	2003	2002
In thousands

Operating Cash Flows:
Net income (loss)	$7,673	$(34,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	11,533	10,009
Amortization	12,508	2,887
Deferred income taxes	(976)	(994)
Changes in other long-term liabilities and minority interest	(2,441)	(6,536)
Write-down of assets	2,106	28,700
Gain on sale of investments	(1,491)	(2,438)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	(8,672)	(4,393)
Prepaid expenses and other	(3,053)	8,131
Term receivables, long-term	5,052	6,643
Accounts payable and accrued liabilities	(5,202)	(24,890)
Income taxes payable	(7,315)	(695)
Deferred revenue	16,492	16,775

Net cash provided by (used in) operating activities	26,214	(1,634)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	3,857	31,163
Purchases of short-term investments	—	(7,815)
Purchases of property, plant and equipment	(8,962)	(9,705)
Proceeds from sale of investments	1,491	2,438
Acquisition of businesses and equity interests	(15,860)	(278,132)

Net cash used in investing activities	(19,474)	(262,051)

Financing Cash Flows:
Proceeds from issuance of common stock	3,992	10,981
Net increase in short-term borrowings	2,351	915
Note issuance costs	—	(5,043)
Proceeds from long-term notes payable	—	177,831
Repayment of long-term notes payable	(753)	(7,261)

Net cash provided by financing activities	5,590	177,423

Effect of exchange rate changes on cash and cash equivalents	126	499

Net change in cash and cash equivalents	12,456	(85,763)
Cash and cash equivalents at the beginning of the year	34,969	124,029

Cash and cash equivalents at the end of the period	$47,425	$38,266

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

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities and equipment.

Revenue Recognition

The Company derives system and software revenue from the sale of licenses of software products and emulation hardware systems. The Company derives service and support revenue from annual support contracts and professional services, which includes consulting services, training services and other services.

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. Product revenue from fixed-term license installment agreements, which are with the Company’s top-rated customers, are recognized upon shipment and start of the license term, provided all other revenue recognition criteria have been met. The Company uses fixed-term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription-type term license agreements, which typically include rights to future software products, is deferred and recognized ratably over the term of the subscription period.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. The Company accrues related warranty costs at the time of sale. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. Service and maintenance revenues are recognized over the service period.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months and six months ended June 30, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Option Plans	2003	2002	2003	2002
Risk-free interest rate	2.6%	3.8%	2.7%	3.8%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.1	4.1	4.1	4.1
Expected volatility	71%	86%	66%	86%

	Three months ended June 30,		Six months ended June 30,
Employee Stock Purchase Plans (ESPPs)	2003	2002	2003	2002
Risk-free interest rate	1.7%	1.7%	1.7%	1.7%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Expected volatility	86%	78%	86%	78%

Using the Black-Scholes methodology, weighted average fair value of options granted was $6.92 and $11.02 per share for the three months ended June 30, 2003 and 2002, respectively, and was $5.80 and $12.56 per share for the six months ended June 30, 2003 and 2002, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $1.73 and $5.91 per purchase right for the three months ended June 30, 2003 and 2002, respectively, and $1.73 and $5.91 per purchase right for the six months ended June 30, 2003 and 2002, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $511 and $190 for the three months ended June 30, 2003 and 2002, respectively, and $1,022 and $190 for the six months ended June 30, 2003 and 2002, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$4,074	$(36,591)	$7,673	$(34,833)

Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(5,627)	(4,461)	(11,102)	(9,112)

Pro forma net loss	$(1,553)	$(41,052)	$(3,429)	$(43,945)

Basic net income (loss) per share – as reported	$.06	$(.56)	$.11	$(.53)
Basic net loss per share – pro forma	$(.02)	$(.63)	$(.05)	$(.67)
Diluted net income (loss) per share – as reported	$.06	$(.56)	$.11	$(.53)
Diluted net loss per share – pro forma	$(.02)	$(.63)	$(.05)	$(.67)

(3)	Net Income (Loss) Per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

The following provides the computation of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$4,074	$(36,591)	$7,673	$(34,833)

Weighted average shares used to calculate basic income (loss) per share	67,389	65,501	67,362	65,364
Employee stock options and employee stock purchase plan	2,133	—	1,539	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	69,522	65,501	68,901	65,364

Basic net income (loss) per share	$.06	$(.56)	$.11	$(.53)

Diluted net income (loss) per share	$.06	$(.56)	$.11	$(.53)

Options and warrants to purchase 10,090 and 16,566 shares of common stock for the three months ended June 30, 2003 and 2002, respectively, and 11,383 and 16,553 for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes for the three months and six months ended June 30, 2003 was anti-dilutive. If the assumed conversion of convertible subordinated notes had been dilutive, the Company’s net income per share would have included additional earnings of $2,604 and $5,207 and additional incremental shares of 7,413 for the three months and six months ended June 30, 2003, respectively.

(4)	Long-Term Notes Payable—In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes ( the “Notes”) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in December and June. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $4,571 and $5,185 were outstanding under these agreements at June 30, 2003 and December 31, 2002, respectively.

(5)	Stock Repurchases—The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the first six months of 2003 and 2002. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(6)	Supplemental Cash Flow Information—The following provides additional information concerning supplemental disclosures of cash flow activities:

Six months ended June 30,	2003	2002
Interest paid	$6,923	$2,462

Income taxes paid, net of refunds received	$844	$1,690

(7)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Six months ended June 30,	2003	2002
Net income (loss)	$7,673	$(34,833)
Change in accumulated translation adjustment	2,706	3,683
Unrealized gain on investments reported at fair value	—	153
Reclassification adjustment for investment gains included in net income	—	(2,438)
Change in unrealized gain (loss) on derivative instruments	612	(2,370)

Comprehensive income (loss)	$10,991	$(35,805)

(8)	Special Charges—For the six months ended June 30, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced its workforce by 32 employees during the six months ended June 30, 2003. This reduction impacted several employee groups. Employee severance costs of $1,350 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the first half of 2003. There have been no significant modifications to the amount of these charges.

For the six months ended June 30, 2002, the Company recorded a benefit in special charges of $3,594. This primarily consisted of a reversal of an accrual for excess leased facility costs, offset by costs incurred for employee terminations.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of change in assumptions regarding lease payments for an abandoned facility in Europe.

The Company rebalanced its workforce by 75 employees during the first six months of 2002. This reduction primarily impacted research and development and administration due to the overlap of employee skill sets as a result of acquisitions. Employee severance costs of $2,824 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the third quarter of 2002. There have been no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2003:

	Accrued Special Charges at December 31, 2002 (1)	2003 Charges	2003 Payments	Accrued Special Charges at June 30, 2003 (1)
Employee severance and related costs	$7,917	$1,350	$(7,599)	$1,668
Lease termination fees and other facility costs	3,153	13	(831)	2,335

Total	$11,070	$1,363	$(8,430)	$4,003

(1)	The long-term portion of accrued lease termination fees and other facility costs is $549 and $1,742 at June 30, 2003 and December 31, 2002, respectively. The remaining balances of $3,454 and $9,328 represent the short-term portion of accrued special charges, respectively.

(9)	Merger and Acquisition Related Charges—During the three months ended June 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia) and (iv) the business and technology of DDE-EDA A/S (DDE). The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $13,022. The aggregate excess of tangible assets acquired over liabilities assumed was $669. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,650, goodwill of $6,583, technology of $3,580 and other identified intangible assets of $540. The technology is being amortized to cost of goods sold over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the fair value of the Alcatel acquisition.

In addition, during the three months ended June 30, 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

The separate results of operations for the acquisitions for the three months ended June 30, 2003 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth, which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,301, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,932. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $4,000, goodwill of $16,805, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology is being amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible assets lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $400 is being amortized, primarily over five years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,601, which included the fair value of options assumed totaling $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,284 and costs of vacating certain leased facilities of IKOS of $11,128. These costs resulted in cash expenditures of $13,913, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $10,762. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $106,214, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over ten quarters to operating expenses and other identified intangible assets were amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $182,498, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,101 and costs of vacating certain leased facilities of Innoveda of $5,203. All of these costs resulted in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $3,396. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $168,619, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible assets lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $1,850 is being amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $650 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

In connection with these acquisitions, the Company recorded merger and acquisition related charges of $1,800 and $28,700 for the write-off of in-process R&D for the six months ended June 30, 2003 and 2002, respectively. The Company uses an independent third party valuation firm to determine the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2002 and 2003 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of revenues, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations. The Company will monitor how underlying assumptions compare to actual results.

(10)	Derivative Instruments and Hedging Activities—The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into foreign currency forward and option contracts pursuant to its risk management policy. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133. Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,140 and $1,116 at June 30, 2003 and December 31, 2002, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Six months ended June 30,	2003	2002
Beginning balance	$(171)	$3,227
Changes in fair value of cash flow hedges	789	(1,583)
Net gain transferred to earnings	(177)	(878)
Hedge ineffectiveness transferred to earnings	—	91

Net unrealized gain Net unrealized gain (loss)	$441	$857

The net unrealized gain in accumulated other comprehensive income at June 30, 2003 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and commission expenses expected to occur during 2003. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording commission expense. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $285 deferred loss and $823 deferred gain to system and software revenues relating to foreign currency contracts hedging revenues for the six months ended June 30, 2003 and 2002, respectively. The Company transferred $462 and $55 deferred gain to marketing and selling expense relating to foreign currency contracts hedging commission expenses for the six months ended June 30, 2003 and 2002, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $134 and $316 for the three months ended June 30, 2003 and 2002, respectively and $273 and $575 for the six months ended June 30, 2003 and 2002, respectively. The Company recorded expense relating to time value in interest expense of $183 and $109 for the three months ended June 30, 2003 and 2002, respectively and $331 and $199 for the six months ended June 30, 2003 and 2002, respectively.

(11)	Commitments and Contingencies—

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At June 30, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

In October 1997, Quickturn Design Systems, Inc (Quickturn), a competitor, filed an action against the Company’s German subsidiary in a German District Court alleging infringement by the Company’s SimExpress emulation product of a European patent 0437491 (EP’491). The Company was unable to challenge the validity of EP’491 under an assignor estoppel theory and the German court ruled in April 1999 that the German subsidiary’s sales of SimExpress violated EP’491 and awarded unspecified damages. In February 2001, in unrelated litigation, the Federal Patent Court in Germany ruled that EP’491 is null and void in Germany. The German District Court, in response to the nullification of the Quickturn patent, suspended its April 1999 judgment of infringement against SimExpress. The Company has appealed the court’s application of assignor estoppel. Quickturn has appealed the invalidation of EP’491. The German Supreme Court is expected to hear both appeals.

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro, the Company’s second generation emulation product, of EP’491. There have been no rulings by the French court regarding the merits of this case to date. The case is expected to go to trial before a judge in the first half of 2004.

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

(12)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

The Company operates exclusively in the electronic design automation (EDA) industry. The Company markets its products primarily to customers in the communications, computer, semiconductor, consumer electronics, military/aerospace, and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. The Company’s reportable segments are based on geographic area.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Americas	$76,761	$68,903	$156,287	$128,980
Europe	46,840	37,330	89,260	70,565
Japan	20,665	17,765	44,689	41,259
Pacific Rim	13,202	11,411	26,572	22,609

Total	$157,468	$135,409	$316,808	$263,413

Operating income (loss)
Americas	$42,242	$35,653	$85,821	$66,121
Europe	24,262	18,769	46,047	35,558
Japan	11,328	9,611	25,924	24,499
Pacific Rim	10,057	7,185	19,917	14,639
Corporate	(80,793)	(103,785)	(162,556)	(174,898)

Total	$7,096	$(32,567)	$15,153	$(34,081)

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Integrated Circuit (IC) Design	$107,779	$96,662	$211,877	$191,449
Systems Design	43,057	32,131	92,954	59,182
Professional Services	6,632	6,616	11,977	12,782

Total	$157,468	$135,409	$316,808	$263,413

(13)	Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement of tangible long-lived assets and the associated retirement costs. On January 1, 2003, the Company adopted SFAS No. 143. Adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect this statement to have a material impact on its consolidated financial position or results of operations.

(14)	Subsequent Event—In July 2003, the Company renewed a committed revolving loan with a bank that will remain in effect until 2006, which gives the Company the ability to borrow up to $100,000 and is available for general operating purposes. The revolving loan has a variable interest rate, which is determined based on the company’s financial position and operating performance and is subject to certain loan covenants. The Company paid underwriting fees of $845 for this agreement, which will be amortized over its life.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and six months ended June 30, 2003 totaled $87,791 and $179,603, respectively, representing an increase of $20,390 or 30% and $44,301 or 33% over the comparable periods of 2002. The increase in software product revenue was primarily attributable to (i) an increase in systems design revenue attributable to strength in the product line and acquisitions in 2002, (ii) continued strength in the physical verification and analysis product line, and (iii) an increase in emulation hardware systems revenue as a result of acquisitions in 2002. In addition, system and software revenues were favorably impacted by the strengthening of the Euro and the Japanese yen for the three months and six months ended June 30, 2003.

System and software gross margins were 95% for the three months and six months ended June 30, 2003, compared to 83% and 88% for the comparable periods of 2002. Gross margin was unfavorably impacted in the three months ended June 30, 2002 by a $5,731 write-down of emulation hardware systems inventory to reduce inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete.

Amortization of purchased technology to system and software cost of goods sold was $2,269 and $4,478 for the three months and six months ended June 30, 2003, respectively, compared to $1,784 and $2,256 in the comparable periods of 2002. The increase in amortization of purchased technology is primarily attributable to acquisitions in the first half of 2002.

Service and Support

Service and support revenues for the three months and six months ended June 30, 2003 totaled $69,677 and $137,205, respectively, representing an increase of $1,669 or 2% and $9,094 or 7% over the comparable periods of 2002. The increase was primarily attributable to growth in systems design software support revenue and emulation hardware systems support revenue resulting from acquisitions in 2002 and due to strength in physical verification and analysis support revenue primarily due to renewals by existing customers. This increase was partially offset by a decrease in consulting and training revenue of 3% and 8% for the three months and six months ended June 30, 2003, respectively, from the comparable periods of 2002, as a result of cuts in spending by the Company’s customers due to the continued downturn of the economy.

Service and support gross margins were 70% for the three months and six months ended June 30, 2003, compared to 70% and 68% for the comparable periods of 2002.

Geographic Revenues Information

Three months ended June 30,	2003	Change	2002
Americas	$76,761	11%	$68,903
Europe	46,840	25%	37,330
Japan	20,665	16%	17,765
Pac Rim	13,202	16%	11,411

Total	$157,468		$135,409

Six months ended June 30,	2003	Change	2002
Americas	$156,287	21%	$128,980
Europe	89,260	26%	70,565
Japan	44,689	8%	41,259
Pac Rim	26,572	18%	22,609

Total	$316,808		$263,413

Revenues increased in the Americas in 2003 primarily as a result of strength across all product lines, and to a lesser extent, acquisitions in 2002. Revenues outside the Americas represented 51% of total revenues for the three months and six months ended June 30, 2003, compared to 49% and 51% for the comparable periods of 2002. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 4% in the three months and six months ended June 30, 2003. Exclusive of currency effects, higher revenue in Europe was primarily due to higher software product, emulation hardware system and support sales. The effects of exchange rate differences from the Japanese yen to the U.S. dollar positively impacted Japanese revenues by approximately 2% and 6% for the three months and six months ended June 30, 2003, respectively. Exclusive of currency effects, higher revenues in Japan were primarily attributable to higher emulation hardware system sales and an increase in service revenue. Higher revenues in Pacific Rim were attributable to growth in both software and support sales, offset by a lower emulation hardware system sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2003	Change	2002	2003	Change	2002
Research and development	$43,965	9%	$40,305	$86,841	14%	$75,913
Percent of total revenues	28%		30%	27%		29%
Marketing and selling	$58,708	8%	$54,409	$117,897	15%	$102,080
Percent of total revenues	37%		40%	37%		39%
General and administration	$17,160	(8%)	$18,682	$36,143	3%	$35,261
Percent of total revenues	11%		14%	11%		13%
Amortization of intangible assets	$931	73%	$537	$2,076	287%	$537
Percent of total revenues	1%		—	1%		—
Special charges	$—	(100%)	$(4,383)	$1,363	138%	$(3,594)
Percent of total revenues	—		(3%)	—		(1%)
Merger and acquisition related charges	$1,800	(93%)	$24,700	$1,800	(94%)	$28,700
Percent of total revenues	1%		18%	1%		11%

Research and Development

As a percent of revenues, R&D costs decreased for the three months and six months ended June 30, 2003 from the comparable periods of 2002. The increase in absolute dollars was primarily attributable to acquisitions in the first half of 2002, resulting in higher R&D headcount and related costs, and due to a weaker United States dollar during 2003 that increased expenses in Europe by approximately 19% for both the three months and six months ended June 30, 2003.

Marketing and Selling

As a percent of revenues, marketing and selling costs decreased for the three months and six months ended June 30, 2003 from the comparable periods of 2002. The increase in absolute dollars was primarily attributable to an increase in variable compensation due to growth in revenues and due to a weaker United States dollar during 2003 that increased expenses in Europe by approximately 19% for both the three months and six months ended June 30, 2003.

General and Administration

As a percent of revenues, general and administration costs decreased for the three months and six months ended June 30, 2003 from the comparable periods of 2002. The decrease in absolute dollars for the three months ended June 30, 2003 is primarily attributable to lower litigation related costs, partially offset by an increase in variable compensation due to growth in operating income. The increase in absolute dollars for the six months ended June 30, 2003 is primarily attributable to an increase in variable compensation due to growth in operating income, partially offset by lower litigation related costs.

Amortization of Intangible Assets

As a percent of revenues and in absolute dollars, amortization of intangible assets increased for the three months and six months ended June 30, 2003 from the comparable periods of 2002. The increase was attributable to amortization related to intangible assets acquired through acquisitions in 2002.

Special Charges

For the six months ended June 30, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced its workforce by 32 employees during the six months ended June 30, 2003. This reduction impacted several employee groups. Employee severance costs of $1,350 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated.

The majority of these costs were expended during the first half of 2003. There have been no significant modifications to the amount of these charges.

For the six months ended June 30, 2002, the Company recorded a benefit in special charges of $3,594. This primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of change in assumptions regarding lease payments for an abandoned facility in Europe.

The Company rebalanced its workforce by 75 employees during the first six months of 2002. This reduction primarily impacted research and development and administration due to the overlap of employee skill sets as a result of acquisitions. Employee severance costs of $2,824 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the third quarter of 2002. There have been no significant modifications to the amount of these charges.

Merger and Acquisition Related Charges

During the three months ended June 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia) and (iv) the business and technology of DDE-EDA A/S (DDE). The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $13,022. The aggregate excess of tangible assets acquired over liabilities assumed was $669. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,650, goodwill of $6,583, technology of $3,580 and other identified intangible assets of $540. The technology is being amortized to cost of goods sold over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the fair value of the Alcatel acquisition.

In addition, during the three months ended June 30, 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

The separate results of operations for the acquisitions for the three months ended June 30, 2003 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth, which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,301, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,932. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $4,000, goodwill of $16,805, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology is being amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible assets lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $400 is being amortized, primarily over five years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,601, which included the fair value of options assumed totaling $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,284 and costs of vacating certain leased facilities of IKOS of $11,128. These costs resulted in cash expenditures of $13,913, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $10,762. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $106,214, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over ten quarters to operating expenses and other identified intangible assets were amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $182,498, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,101 and costs of vacating certain leased facilities of Innoveda of $5,203. All of these costs resulted in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $3,396. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $168,619, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible assets lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $1,850 is being amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $650 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

In connection with these acquisitions, the Company recorded merger and acquisition related charges of $1,800 and $28,700 for the write-off of in-process R&D for the six months ended June 30, 2003 and 2002, respectively. The Company uses an independent third party valuation firm to determine the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2002 and 2003 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of revenues, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the

Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

Other Income, Net

Other income, net totaled $1,925 and $2,412 for the three months and six months ended June 30, 2003, respectively, compared to $596 and $4,598 for the comparable periods in 2002. Interest income was $1,216 and $2,663 for the three months and six months ended June 30, 2003, respectively, compared to $1,547 and $3,685 for comparable periods of 2002. Interest income includes income relating to time value of foreign currency contracts of $134 and $273, respectively, compared to $316 and $575 for the comparable periods in 2002. Other income, net was unfavorably impacted by a foreign currency loss of $92 and $825 in the three months and six months ended June 30, 2003, respectively, compared to $112 and $110 for the comparable periods of 2002. These variances were partially offset by a net gain on sale of investment of $1,185 in the three months ended June 30, 2003 compared to $2,438 in the three months ended March 31, 2002.

Interest Expense

Interest expense was $3,929 and $7,974 for the three months and six months ended June 30, 2003, respectively, compared to $3,487 and $3,778 for comparable periods in 2002. Interest expense increased primarily as a result of the issuance of the Company’s convertible subordinated notes in June 2002.

Provision for Income Taxes

The provision for income taxes was $1,018 and $1,918 for the three months and six months ended June 30, 2003, respectively, compared to $1,133 and $1,572 for the comparable periods of 2002. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate due to the impact of non-deductible charges, mostly related to acquisitions, offset by the realized benefit of net operating loss carryforwards, foreign tax credits and earnings permanently reinvested in foreign operations.

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

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the Consolidated Balance Sheets, increased to $20,312 at June 30, 2003, from $17,606 at the end of 2002. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2002 as a result of a weaker United States dollar at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at June 30, 2003 were $47,425 compared to $38,826 at December 31, 2002. Cash provided by operations was $26,214 in the first six months of 2003 compared to cash used by operations of $1,634 during the same period in 2002. The increase in cash provided by operating activities was primarily due to net income of $7,673 for the six months ended June 30, 2003 as compared to a net loss of $34,833 for the same period in 2002. In addition, non-cash expenses for the six months ended June 30, 2003 increased as a result of the amortization of intangible assets acquired primarily in the first half of 2002 and amortization related to a deferred tax charge recorded in the fourth quarter of 2002. Cash provided by operations for the six months ended June 30, 2003 and 2002 was positively impacted by non-cash asset write-downs of $2,106 and $28,700, respectively.

Cash used for investing activities, excluding short-term investments, was $23,331 and $285,399 in the first six months of 2003 and 2002, respectively. Cash used for investing activities included capital expenditures of $8,962 in the first six months of 2003 compared to $9,705 during the same period in 2002. Acquisition of businesses was $15,860, including payment of a holdback on a prior year acquisition of $4,070, for the six months ended June 30, 2003 compared to $278,132 for the comparable period in 2002.

Cash provided by financing activities was $5,590 and $177,423 in the first six months of 2003 and 2002, respectively. Cash provided by financing activities included $177,831 proceeds from long-term notes payable in 2002. Cash and short-term investments were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $3,992 and $10,981 during the six months ended June 30, 2003 and 2002, respectively.

Trade Accounts Receivable

Trade accounts receivable increased to $172,069 at June 30, 2003 from $159,657 at December 31, 2002. Excluding the current portion of term receivables of $97,812 and $81,697, average days sales outstanding were 42 days and 39 days at June 30, 2003 and December 31, 2002, respectively. Average days sales outstanding in total accounts receivable increased from 80 days at December 31, 2002 to 98 days at June 30, 2003. The increase in total accounts receivable days sales outstanding was primarily due to new term contracts in the three months ended June 30, 2003, many of which reflect front-end weighted customer payment schedules. In the quarters where term contract revenue is recorded, generally only about one-third, or twelve months, of the receivable is reflected in current trade accounts receivable. In the following quarters, the same amount is reflected in current trade accounts receivable without the corresponding revenue. The Company sold $13,004 of short-term accounts receivable in the three months ended June 30, 2003 compared to $13,441 sales of short-term accounts receivable in the three months ended December 31, 2002. The Company records a sale when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Inventory, Net

Inventory, net increased $2,874 from December 31, 2002 to June 30, 2003. The increase was primarily due to purchases based on forecasted shipments of next generation emulation hardware systems.

Prepaid Expenses and Other

Prepaid expenses and other increased $766 from December 31, 2002 to June 30, 2003. The increase was primarily due to annual renewals of maintenance contracts and prepaid royalty payments. The increase was partially offset by the receipt of a $2,000 income tax refund for an income tax receivable acquired in the IKOS acquisition in 2002.

Term Receivables, Long-Term

Term receivables, long-term decreased to $74,993 at June 30, 2003 compared to $78,431 at December 31, 2002. The balances are attributable to multi-year, multi-element term license sales agreements principally from the Company’s top-rated credit customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The

Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease was primarily attributable to run-off of balances on older term agreements, partially offset by new term agreements.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities increased $2,867 from December 31, 2002 to June 30, 2003. The increase was primarily due to an increase in accrued payroll taxes due to timing of payment and employee stock purchase plan withholdings, partially offset by payments of the 2002 annual and fourth quarter incentive compensation.

Accrued Liabilities

Accrued liabilities decreased $11,347 from December 31, 2002 to June 30, 2003. The decrease was primarily due to payment of restructure and merger costs.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $17,490 from December 31, 2002 to June 30, 2003. The increase was primarily due to annual support renewals.

Capital Resources

Expenditures for property and equipment decreased to $8,962 for the first six months of 2003 compared to $9,705 for the same period in 2002. Expenditures in the first six months of 2003 and 2002 did not include any individually significant projects. In the first six months of 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel, (ii) Translogic, (iii) the distributorship, Mentor Italia and (iv) the business and technology of DDE, which resulted in net cash payments of $13,022 Additionally, the Company paid $4,070 relating to a holdback on prior year acquisition. In the first six months of 2002, the Company completed the acquisitions of ATI, IKOS and Innoveda, which resulted in net cash payments of $278,132.

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

United States and international economies are experiencing an economic downturn which has had an adverse affect on the Company’s results of operations. Continued weakness in these economies is likely to continue to adversely affect the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which include expenditures for EDA, software and other consulting services, in the United States and abroad. A number of telecommunications companies have in the recent past filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. A significant portion of the Company’s revenues has historically come from businesses operating in this sector. In addition, demand for the Company’s products and services may be adversely affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn has, and any future downturns may, materially adversely affect the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both companies in these industries and their customers’ products and a decline in general economic conditions. These downturns have caused diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Certain integrated circuit manufacturers and electronics systems companies announced a slowdown of demand and production in 2001, which has continued in 2002 and 2003. During downturns such as the current one, the number of new design projects decreases. The current slowdown has reduced, and any future downturns are likely to further reduce, the Company’s revenue and could materially adversely affect the Company.

Fluctuations in quarterly results of operations due to the timing of significant orders and the mix of licenses used to sell the Company’s products could hurt the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a material amount of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenue comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected and the Company could fail to meet analysts’ expectations which could adversely affect the Company’s stock price.

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

The gross margin on the Company’s software products is greater than that for the Company’s hardware products, software support and professional services. Therefore, the Company’s gross margin may vary as a result of the mix of products and services sold. Additionally, the margin on software products varies year to year depending on the amount of third-party royalties due to third parties from the company for the mix of products sold. The Company also has a significant amount of fixed or relatively fixed costs, such as professional service employee costs and purchased technology amortization, and variable costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenue may have a great negative effect on earnings. If anticipated revenue does not materialize as expected, the Company’s gross margins and operating results could be materially adversely affected.

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

Any loss of the Company’s leadership position in certain portions of the EDA market could have a material adverse affect on the Company.

The industry in which the Company competes is characterized by very strong leadership positions in specific portions of the EDA market. For example, one company may enjoy a large percentage of sales in the EMI portion of the market while another will have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of the Company’s profitability arises from niche areas in which it is the strong leader. Conversely, it is difficult for the Company to achieve significant profits in niche areas where other companies are the leaders. If for any reason the Company loses its leadership position in a niche, it could be materially adversely affected.

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

The Company currently competes primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. In June 2002, Synopsys completed its acquisition of Avant! Corporation and the combined company could improve its competitive position with respect to the Company. The significant resources of these large companies enable them to penetrate more easily the market niches in which the Company competes because they can better absorb short-term losses associated with significant discounts to customers.

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

The industry in which the Company competes has seen significant consolidation in recent years. During this period, the Company has acquired numerous businesses, and it is frequently in discussions with potential acquisition candidates and may acquire other businesses in the future. For example, the Company is presently engaged in acquisition discussions with several companies. While the Company expects to carefully analyze all potential transactions before committing to them, the Company cannot assure that any transaction that is completed will result in long-term benefits to the Company or its shareholders or that the Company’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after the Company acquires another business, it could materially adversely affect the Company:

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating acquisition transactions and then integrating the acquired business;

•	the discovery after the acquisition has been completed of liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	adverse effects on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which we have limited previous experience.

Acquired businesses may not perform as projected, which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair the Company’s ability to forecast, meet revenue and earnings targets and manage effectively the Company’s business for long-term growth. The Company cannot assure that it can effectively meet these challenges.

Risks of international operations and the effects of foreign currency fluctuations can adversely impact the Company’s business and operating results.

The Company realized approximately half of the Company’s revenue from customers outside the United States for each of the years ended December 31, 2000, 2001 and 2002 and the six months ended June 30, 2003. To hedge against the impact of foreign currency fluctuations, the Company enters into foreign currency forward and option contracts. However, significant changes in exchange rates may have a material adverse impact on the Company. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

Delay in production of components or the ordering of excess components for the Company’s Mentor Emulation Division hardware products could materially adversely affect the Company.

The success of the Company’s Mentor Emulation Division depends on the Company’s ability to:

•	procure hardware components on a timely basis from a limited number of suppliers;

•	• assemble and ship systems on a timely basis with appropriate quality control;

•	develop distribution and shipment processes;

•	manage inventory and related obsolescence issues; and

•	develop processes to deliver customer support for hardware.

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

In addition, new regulations for companies whose securities are quoted on the Nasdaq National Market that require shareholder approval for the establishment of stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, the Company may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, which could materially adversely affect the Company’s business.

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

Any armed conflict entered into by the United States could have an impact on the Company’s sales and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The Company currently has operations in Pakistan and Egypt countries that may be particularly susceptible to this risk. The consequences of any armed conflict is unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2003. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$11,237	1.31%
Short-term investments – fixed rate	—	—

Total fixed rate interest bearing instruments	$11,237	1.31%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at June 30, 2003. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

On July 14, 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The weighted average interest rate for the second quarter of 2003 was 4.17%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had short-term borrowings against the credit facility of $10,000 at June 30, 2003.

The Company had other long-term notes payable of $4,571 and short-term borrowings, including borrowings under the credit facility, of $20,137 outstanding at June 30, 2003 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $247.

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

The Company enters into foreign currency option contracts for forecasted sales and commission transactions between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of June 30, 2003, the Company had options outstanding to sell Japanese yen with contract values totaling approximately $23,952 at a weighted average contract rate of 125.25 and has options outstanding to buy the Euro with contract values totaling $10,400 at a weighted average contract rate of 1.04.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

From time to time, the Company enters into foreign currency forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact accumulated translation adjustment which is a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of June 30, 2003, the Company had no forward contracts outstanding to protect the net investment in its Japanese subsidiary.

The table provides information as of June 30, 2003 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in July 2003.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$22,753	$118.10
Euro	14,821	1.16
British pound sterling	10,670	1.67
Canadian dollar	4,248	1.34
Swedish krona	1,938	7.75
Israeli shekel	1,479	4.34
Other	2,665	—

Total	$58,574

Item	4. Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 1998, Quickturn filed an action against Meta and the Company in France alleging infringement by SimExpress and Celaro, the Company’s second generation emulation product, of EP’491. There have been no rulings by the French court regarding the merits of this case to date. The case is expected to go to trial before a judge in the first half of 2004.

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

Item	6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.A	Credit Agreement dated as of July 14, 2003 between the Company, Bank of America, N.A. as agent and the other lenders.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 24, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on April 24, 2003, the Company had announced first quarter 2003 earnings and provided outlook for the second quarter and balance of 2003.

On May 14, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on May 14, 2003, the Company had filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. The filing included certifications of the Chief Executive Officer and Chief Financial Officer to accompany the Form 10-Q pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2003	MENTOR GRAPHICS CORPORATION (Registrant)

/s/ GREGORY K. HINCKLEY
Gregory K. Hinckley President