Form 10-Q
period 2003-09-30
MENTOR GRAPHICS CORP
filed 2003-11-14
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares of common stock, no par value, outstanding as of November 3, 2003: 68,191,613

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Consolidated Statements of Operations

(Unaudited)

Three months ended September 30,	2003	2002
In thousands, except per share data
Revenues:
System and software	$86,166	$80,587
Service and support	70,785	72,063

Total revenues	156,951	152,650

Cost of revenues:
System and software	5,945	6,013
Service and support	20,344	20,714
Amortization of purchased technology	2,319	2,217

Total cost of revenues	28,608	28,944

Gross margin	128,343	123,706

Operating expenses:
Research and development	46,522	43,127
Marketing and selling	57,781	56,378
General and administration	18,011	17,337
Amortization of intangible assets	899	859
Emulation litigation settlement	20,264	—
Special charges	4,948	1,534
Merger and acquisition related charges	60	—

Total operating expenses	148,485	119,235

Operating income (loss)	(20,142)	4,471
Other income, net	2,096	1,318
Interest expense	(4,525)	(3,930)

Income (loss) before income taxes	(22,571)	1,859
Benefit from income taxes	(9,781)	—

Net income (loss)	$(12,790)	$1,859

Net income (loss) per share:
Basic	$(.19)	$.03

Diluted	$(.19)	$.03

Weighted average number of shares outstanding:
Basic	67,886	65,911

Diluted	67,886	66,187

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Operations

(Unaudited)

Nine months ended September 30,	2003	2002
In thousands, except per share data
Revenues:
System and software	$265,769	$215,889
Service and support	207,990	200,174

Total revenues	473,759	416,063

Cost of revenues:
System and software	15,541	21,895
Service and support	61,805	61,173
Amortization of purchased technology	6,797	4,473

Total cost of revenues	84,143	87,541

Gross margin	389,616	328,522

Operating expenses:
Research and development	133,363	119,040
Marketing and selling	175,678	158,458
General and administration	54,154	52,598
Amortization of intangible assets	2,975	1,396
Emulation litigation settlement	20,264	—
Special charges	6,311	(2,060)
Merger and acquisition related charges	1,860	28,700

Total operating expenses	394,605	358,132

Operating loss	(4,989)	(29,610)
Other income, net	4,508	5,916
Interest expense	(12,499)	(7,708)

Loss before income taxes	(12,980)	(31,402)
Provision (benefit) for income taxes	(7,863)	1,572

Net loss	$(5,117)	$(32,974)

Net income loss per share:
Basic	$(.08)	$(.50)

Diluted	$(.08)	$(.50)

Weighted average number of shares outstanding:
Basic	67,554	65,535

Diluted	67,554	65,535

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

	As of September 30, 2003 (unaudited)	As of December 31, 2002
In thousands
Assets
Current assets:
Cash and cash equivalents	$86,111	$34,969
Short-term investments	—	3,857
Trade accounts receivable, net of allowance for doubtful accounts of $3,738 and $3,852, respectively	180,771	159,657
Inventory, net	6,378	4,141
Prepaid expenses and other	22,794	20,743
Deferred income taxes	17,492	16,827

Total current assets	313,546	240,194
Property, plant and equipment, net	87,524	90,259
Term receivables, long-term	77,709	78,431
Goodwill	306,597	300,783
Intangible assets, net	38,188	41,388
Other assets, net	49,782	53,793

Total assets	$873,346	$804,848

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10,009	$17,670
Accounts payable	15,059	17,110
Income taxes payable	21,529	40,784
Accrued payroll and related liabilities	55,794	51,250
Accrued liabilities	39,310	45,233
Deferred revenue	74,900	72,902

Total current liabilities	216,601	244,949
Notes payable	286,945	177,685
Other long-term liabilities	20,115	19,275

Total liabilities	523,661	441,909

Commitments and contingencies (Note 12)
Minority interest	3,343	3,219

Stockholders’ equity:
Common stock	283,763	297,995
Deferred compensation	(3,226)	(4,761)
Retained earnings	44,750	49,867
Accumulated other comprehensive income	21,055	16,619

Total stockholders’ equity	346,342	359,720

Total liabilities and stockholders’ equity	$873,346	$804,848

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30,	2003	2002
In thousands
Operating Cash Flows:
Net loss	$(5,117)	$(32,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	17,300	15,669
Amortization	18,798	6,244
Deferred income taxes	(2,048)	(1,177)
Changes in other long-term liabilities and minority interest	(311)	(6,789)
Write-down of assets	2,166	28,700
Gain on sale of investments	(2,390)	(2,438)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	(15,210)	9,242
Prepaid expenses and other	(2,680)	9,109
Term receivables, long-term	3,184	(2,841)
Accounts payable and accrued liabilities	(632)	(24,231)
Income taxes payable	(19,925)	(699)
Deferred revenue	471	5,666

Net cash provided by (used in) operating activities	(6,394)	3,481

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	3,857	33,614
Purchases of short-term investments	—	(7,902)
Purchases of property, plant and equipment	(14,343)	(14,013)
Proceeds from sale of investments	2,390	2,438
Acquisition of businesses and equity interests	(17,093)	(287,058)

Net cash used in investing activities	(25,189)	(272,921)

Financing Cash Flows:
Proceeds from issuance of common stock	15,553	17,272
Repurchase of common stock	(29,785)	—
Net increase (decrease) in short-term borrowings	(7,985)	13,336
Debt issuance costs	(4,639)	(5,513)
Proceeds from long-term notes payable	110,000	177,831
Repayment of long-term notes payable	(1,146)	(7,714)

Net cash provided by financing activities	81,998	195,212

Effect of exchange rate changes on cash and cash equivalents	727	400

Net change in cash and cash equivalents	51,142	(73,828)
Cash and cash equivalents at the beginning of the year	34,969	124,029

Cash and cash equivalents at the end of the period	$86,111	$50,201

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2002 to conform with the 2003 presentation.

Revenue Recognition

The Company derives system and software revenue from the sale of licenses of software products and emulation hardware systems. The Company derives service and support revenue from annual support contracts and professional services, which includes consulting services, training services and other services.

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. Product revenue from fixed-term license installment agreements, which are generally with the Company’s larger customers, are recognized upon shipment and start of the license term, provided persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. The Company uses fixed-term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. Revenue from subscription-type term license agreements, which typically include rights to future software products, is deferred and recognized ratably over the term of the subscription period.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. Service and maintenance revenues are recognized over the service period.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months and nine months ended September 30, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Option Plans	2003	2002	2003	2002
Risk-free interest rate	3.1%	3.8%	2.8%	3.8%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	4.2	4.1	4.1	4.1
Expected volatility	68%	86%	66%	86%

	Three months ended September 30,		Nine months ended September 30,
Employee Stock Purchase Plans (ESPPs)	2003	2002	2003	2002
Risk-free interest rate	1.6%	1.7%	1.5%	1.7%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Expected volatility	86%	78%	86%	78%

Using the Black-Scholes methodology, weighted average fair value of options granted was $10.35 and $3.78 per share for the three months ended September 30, 2003 and 2002, respectively, and was $6.98 and $6.01 per share for the nine months ended September 30, 2003 and 2002, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $2.13 and $4.02 per purchase right for the three months ended September 30, 2003 and 2002, respectively, and $1.86 and $4.77 per purchase right for the nine months ended September 30, 2003 and 2002, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $512 and $429 for the three months ended September 30, 2003 and 2002, respectively, and $1,535 and

$619 for the nine months ended September 30, 2003 and 2002, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(12,790)	$1,859	$(5,117)	$(32,974)

Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income (loss), net of related tax benefit	(4,689)	(5,158)	(15,753)	(14,286)

Pro forma net loss	$(17,479)	$(3,299)	$(20,870)	$(47,260)

Basic net income (loss) per share – as reported	$(.19)	$.03	$(.08)	$(.50)
Basic net loss per share – pro forma	$(.26)	$(.05)	$(.31)	$(.72)
Diluted net income (loss) per share – as reported	$(.19)	$.03	$(.08)	$(.50)
Diluted net loss per share – pro forma	$(.26)	$(.05)	$(.31)	$(.72)

(3)	Net Income (Loss) Per Share – Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

The following provides the computation of basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(12,790)	$1,859	$(5,117)	$(32,974)

Weighted average shares used to calculate basic income (loss) per share	67,886	65,911	67,554	65,535
Employee stock options and employee stock purchase plan	—	276	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	67,886	66,187	67,554	65,535

Basic net income (loss) per share	$(.19)	$.03	$(.08)	$(.50)

Diluted net income (loss) per share	$(.19)	$.03	$(.08)	$(.50)

Options and warrants to purchase 17,575 and 14,777 shares of common stock for the three months ended September 30, 2003 and 2002, respectively, and 17,817 and 16,449 for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the 2002 Company’s convertible subordinated notes for the three months and nine months ended September 30, 2003 was anti-dilutive. If the assumed conversion of the 2002 convertible subordinated notes had been dilutive, the Company’s net loss per share would have included additional earnings of $2,580 and $7,788 and additional incremental shares of 7,412 for the three months and nine months ended September 30, 2003, respectively. The shares issuable on conversion of the Company’s 2003 convertible subordinated debentures (see Note 5) have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met. If the circumstances had been met and such conversion had been dilutive, additional weighted-average shares of 2,810 and 1,493 would have been included for the three months and nine months ended September 30, 2003, respectively.

(4)	Short-Term Borrowings - On July 14, 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The weighted average interest rate for the third quarter of 2003 was 3.45%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had short-term borrowings against the credit facility of zero at September 30, 2003.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $10,009 and $17,670 were outstanding under these facilities at September 30, 2003 and December 31, 2002, respectively.

(5)	Long-Term Notes Payable – On August 6, 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Company has agreed to register the Debentures with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%, or 2.79% for the quarterly interest period beginning August 6, 2003. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in December and June. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $4,445 and $5,185 were outstanding under these agreements at September 30, 2003 and December 31, 2002, respectively.

(6)	Stock Repurchases – The board of directors has authorized the Company to repurchase shares of its common stock in the open market. In August 2003, the Company used a portion of the proceeds from the sale of the Debentures to repurchase 1,750 shares of common stock for an aggregate purchase price of $29,785. No other shares of common stock were repurchased in the first nine months of 2003 or comparable period of 2002. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Nine months ended September 30,	2003	2002
Interest paid	$7,397	$2,943
Income taxes paid, net of refunds received	$2,874	$1,475

(8)	Comprehensive Loss - The following provides a summary of comprehensive loss:

Nine months ended September 30,	2003	2002
Net loss	$(5,117)	$(32,974)
Change in accumulated translation adjustment	4,132	4,681
Unrealized gain on investments reported at fair value	—	153
Reclassification adjustment for investment gains included in net loss	—	(2,438)
Change in unrealized gain (loss) on derivative instruments	304	(2,852)

Comprehensive loss	$(681)	$(33,430)

(9)	Emulation Litigation Settlement and Other Special Charges – For the nine months ended September 30, 2003, the Company recorded special charges of $26,575. These charges primarily consisted of costs incurred for the settlement of emulation litigation, an accrual for excess leased facility costs and costs incurred for employee terminations.

The Company reached a settlement of its emulation litigation with Cadence Design Systems, Inc. in September 2003. The settlement costs of $20,264 included an $18,000 cash settlement, an accrual for expected costs to perform future obligations specified in the settlement agreement, and attorneys’ fees.

Excess leased facility costs of $4,487 primarily consist of adjustments to previously recorded non-cancelable lease payments for leases of three facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition, the Company recorded non-cancelable lease payments for two facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities should be expended within the next 12 months.

The Company rebalanced its workforce by 47 employees during the nine months ended September 30, 2003. This reduction impacted several employee groups. Employee severance costs of $1,594 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the first nine months of 2003. There have been no significant modifications to the amount of these charges.

For the nine months ended September 30, 2002, the Company recorded a cumulative benefit to special charges of $2,060. This benefit primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations, as further discussed below.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of a change in assumptions regarding lease payments for an abandoned facility in Europe.

The Company rebalanced its workforce by 75 employees during the first nine months of 2002. This reduction primarily impacted research and development and administration due to the overlap of employee skill sets as a result of acquisitions. Employee severance costs of $4,558 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the third quarter of 2002. There have been no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2003:

	Accrued Special Charges at December 31, 2002 (1)	2003 Charges	2003 Payments	Accrued Special Charges at September 30, 2003 (1)
Employee severance and related costs	$7,917	$1,594	$(8,354)	$1,157
Lease termination fees and other facility costs	3,153	4,487	(2,408)	5,232
Emulation litigation settlement	—	20,264	(18,583)	1,681
Other costs	—	230	(230)	—

Total	$11,070	$26,575	$(29,575)	$8,070

(1)	The long-term portion of accrued lease termination fees and other facility costs is $4,268 and $1,742 at September 30, 2003 and December 31, 2002, respectively. The remaining balances of $3,802 and $9,328 represent the short-term portion of accrued special charges, respectively.

(10)	Merger and Acquisition Related Charges – During the nine months ended September 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia), (iv) the business and technology of DDE-EDA A/S (DDE), and (v) First Earth Limited. The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these five acquisitions was $13,846. The aggregate excess of tangible assets acquired over liabilities assumed was $456. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,710, goodwill of $7,230, technology of $3,910 and other identified intangible assets of $540. The technology is being amortized to cost of goods sold over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

In addition, during the three months ended June 30, 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

The separate results of operations for the acquisitions for the nine months ended September 30, 2003 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth, which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,301, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,932. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $4,000, goodwill of $16,805, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology is being amortized to cost of goods sold over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible asset lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $400 is being amortized, primarily over five years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,601, which included the fair value of options assumed totaling $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,284 and costs of vacating certain leased facilities of IKOS of $11,128. These costs resulted in cash expenditures of $13,913, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $11,223. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $105,753, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over ten quarters to operating expenses and other identified intangible assets were amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $191,803, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,101 and costs of vacating certain leased facilities of Innoveda of $5,203. All of these costs resulted in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $3,111. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $168,334, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible assets lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $1,850 is being amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $650 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

In connection with these acquisitions, the Company recorded merger and acquisition related charges of $1,860 and $28,700 for the write-off of in-process R&D for the nine months ended September 30, 2003 and 2002, respectively. The Company uses an independent third party valuation firm to determine the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2002 and 2003 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of revenues, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations. The Company will monitor how underlying assumptions compare to actual results.

(11)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound sterling where the Company is in a short position. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133. Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $262 and $1,116 at September 30, 2003 and December 31, 2002, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Nine months ended September 30,	2003	2002
Beginning balance	$(171)	$3,227
Favorable (unfavorable) changes in fair value of cash flow hedges	621	(1,591)
Net gain transferred to earnings	(317)	(1,352)
Hedge ineffectiveness transferred to earnings	—	91

Net unrealized gain	$133	$375

The net unrealized gain in accumulated other comprehensive income at September 30, 2003 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and commission expenses expected to occur during 2003. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of commission expense. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $443 deferred loss and $758 deferred gain to system and software revenues relating to foreign currency contracts hedging revenues for the nine months ended September 30, 2003 and 2002, respectively. The Company transferred $760 and $594 deferred gain to marketing and selling expense relating to foreign currency contracts hedging commission expenses for the nine months ended September 30, 2003 and 2002, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $109 and $284 for the three months ended September 30, 2003 and 2002, respectively and $382 and $859 for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded expense relating to time value in interest expense of $188 and $225 for the three months ended September 30, 2003 and 2002, respectively and $519 and $424 for the nine months ended September 30, 2003 and 2002, respectively.

(12)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At September 30, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they have agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, an accrual for expected costs to perform future obligations specified in the settlement agreement, and attorneys’ fees. As part of the settlement, the Company agreed to join Cadence in the OpenAccess Coalition, sponsored by Si2.

From time to time, the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters.

(13)	Segment Reporting – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Americas	$70,740	$80,691	$227,027	$209,671
Europe	44,120	37,311	133,380	107,876
Japan	29,902	20,296	74,591	61,555
Pacific Rim	12,189	14,352	38,761	36,961

Total	$156,951	$152,650	$473,759	$416,063

Operating income (loss)
Americas	$34,920	$42,844	$120,401	$108,500
Europe	24,497	20,982	70,883	57,917
Japan	20,741	11,092	46,665	34,969
Pacific Rim	8,942	10,480	28,860	24,899
Corporate	(109,242)	(80,927)	(271,798)	(255,895)

Total	$(20,142)	$4,471	$(4,989)	$(29,610)

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Integrated Circuit (IC) Design	$106,904	$105,479	$318,781	$296,928
Systems Design	44,007	40,965	136,962	100,147
Professional Services	6,040	6,206	18,016	18,988

Total	$156,951	$152,650	$473,759	$416,063

(14)	Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. On January 1, 2003, the Company adopted SFAS No. 143. Adoption of this provision did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this provision did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for interim periods beginning after June 15, 2003 and the Company adopted EITF 00-21 as of July 1, 2003. Adoption of this provision did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. Adoption of this provision did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this provision did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Adoption of this provision did not have an impact on the Company’s financial position or results of operations.

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

Revenue Recognition

The Company generally records product revenue from fixed-term installment license agreements upon shipment and start of the license term. In addition, support revenue is recognized over the license term and is allocated based on vendor specific objective evidence of the fair value of support, as established by the price charged when such support is sold separately. These installment license agreements are typically for three years. The Company uses these agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The agreements are generally with the Company’s larger customers. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due over the license term. This change would have a material impact on the Company’s results. Additionally, if customers fail to make the contractual payments under the installment license agreements, the Company would have to recognize a bad debt charge. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which would result in an additional selling expense in the period such determination was made.

Valuation of Trade Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts and when it becomes aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, a specific reserve for bad debts is recorded to reduce the related receivable to the amount believed to be collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables would be adjusted resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues for the three months and nine months ended September 30, 2003 totaled $86,166 and $265,769, respectively, representing an increase of $5,579 or 7% and $49,880 or 23% over the comparable periods of 2002. The increase in software product revenue was primarily attributable to (i) an increase in systems design, FPGA design and intellectual property product revenues attributable to strength in the product lines and acquisitions in 2002, and (ii) continued strength in the physical verification and analysis product line. In addition, system and software revenues were favorably impacted by the strengthening of the Japanese yen, the Euro and the British pound sterling for the three months and nine months ended September 30, 2003.

System and software gross margins were 93% and 94% for the three months and nine months ended September 30, 2003, compared to 93% and 90% for the comparable periods of 2002. Gross margin was unfavorably impacted by write-downs of emulation hardware systems inventory for the three and nine months ended September 30, 2003 of

$953 and $1,287, respectively, compared to $0 and $5,731 for the comparable periods of 2002. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete.

Amortization of purchased technology to system and software cost of goods sold was $2,319 and $6,797 for the three months and nine months ended September 30, 2003, respectively, compared to $2,217 and $4,473 for the comparable periods of 2002. The increase in amortization of purchased technology is primarily attributable to acquisitions in the first half of 2002.

Service and Support

Service and support revenues for the three months and nine months ended September 30, 2003 totaled $70,785 and $207,990, respectively. For the three months ended September 30, 2003 service and support revenue decreased $1,278 or 2% from the comparable period of 2002. The decrease was primarily attributable to a decline in emulation support revenue primarily due to the expiration of support contracts related to older generation emulation products. For the nine months ended September 30, 2003 service and support revenue increased $7,816 or 4% over the comparable period of 2002. The increase was primarily attributable to growth in systems design software support revenue and strength in physical verification and analysis support revenue primarily due to renewals by existing customers. This increase was partially offset by a decrease in consulting and training revenue of 6% for the nine months ended September 30, 2003 from the comparable period of 2002, as a result of cuts in spending by the Company’s customers due to the continued weakness in the economy.

Service and support gross margins were 71% and 70% for the three months and nine months ended September 30, 2003, compared to 71% and 69% for the comparable periods of 2002.

Geographic Revenues Information

Three months ended September 30,	2003	Change	2002
Americas	$70,740	(12%)	$80,691
Europe	44,120	18%	37,311
Japan	29,902	47%	20,296
Pacific Rim	12,189	(15%)	14,352

Total	$156,951		$152,650

Nine months ended September 30,	2003	Change	2002
Americas	$227,027	8%	$209,671
Europe	133,380	24%	107,876
Japan	74,591	21%	61,555
Pacific Rim	38,761	5%	36,961

Total	$473,759		$416,063

Revenues in the Americas decreased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as a result of lower software product and emulation hardware system sales and a decrease in service revenue. Revenues in the Americas increased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily as a result of higher software product sales. Revenues outside the Americas represented 55% and 52% of total revenues for the three months and nine months ended September 30, 2003, compared to 47% and 50% for the comparable periods of 2002. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 1% and 2% for the three months and nine months ended September 30, 2003, respectively. Exclusive of currency effects, higher revenue in Europe was primarily due to higher software product and emulation hardware system sales and an increase in service revenue. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 1% and 6% for the three months and nine months ended September 30, 2003, respectively. Exclusive of currency effects, higher revenues in Japan were primarily attributable to higher software product and emulation hardware system sales and an increase in service revenue. Revenues in the Pacific Rim decreased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily as a result of lower software product sales. Revenues in the Pacific Rim increased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily as a result of higher software product sales offset by lower emulation hardware system sales. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results may be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2003	Change	2002	2003	Change	2002
Research and development	$46,522	8%	$43,127	$133,363	12%	$119,040
Percent of total revenues	30%		28%	28%		29%

Marketing and selling	$57,781	2%	$56,378	$175,678	11%	$158,458
Percent of total revenues	37%		37%	37%		38%

General and administration	$18,011	4%	$17,337	$54,154	3%	$52,598
Percent of total revenues	11%		11%	11%		13%

Amortization of intangible assets	$899	5%	$859	$2,975	113%	$1,396
Percent of total revenues	1%		1%	1%		—

Special charges	$25,212	1,544%	$1,534	$26,575	1,390%	$(2,060)
Percent of total revenues	16%		1%	6%		—

Merger and acquisition related charges	$60	—	$—	$1,860	(94%)	$28,700
Percent of total revenues	—		—	—		7%

Research and Development

As a percent of revenues, R&D costs increased for the three months ended September 30, 2003 over the comparable period of 2002 and decreased for the nine months ended September 30, 2003 from the comparable period of 2002. The increase in absolute dollars was primarily attributable to acquisitions in the first half of 2002, resulting in higher R&D headcount and related costs, and due to a weaker United States dollar during 2003 that increased expenses in Europe by approximately 8% and 9% for the three months and nine months ended September 30, 2003, respectively.

Marketing and Selling

As a percent of revenues, marketing and selling costs remained flat for the three months ended September 30, 2003 as compared to the comparable period of 2002 and decreased for the nine months ended September 30, 2003 from the comparable period of 2002. The increase in absolute dollars was primarily attributable to an increase in variable compensation due to performance above plan and due to a weaker United States dollar during 2003 that increased expenses in Europe by approximately 9% and 10% for the three months and nine months ended September 30, 2003, respectively.

General and Administration

As a percent of revenues, general and administration costs remained flat for the three months ended September 30, 2003 as compared to the comparable period of 2002 and decreased for the nine months ended September 30, 2003 from the comparable period of 2002. The increase in absolute dollars is primarily attributable to an increase in variable compensation due to growth in operating income, partially offset by lower litigation related costs.

Amortization of Intangible Assets

As a percent of revenues, amortization of intangible assets remained flat for the three months ended September 30, 2003 and increased for the nine months ended September 30, 2003 over the comparable periods of 2002. The increase in absolute dollars was primarily attributable to amortization related to intangible assets acquired through acquisitions in 2002.

Special Charges

The Company reached a settlement of its emulation litigation with Cadence Design Systems, Inc. in September 2003. The settlement costs of $20,264 included an $18,000 cash settlement, an accrual for expected costs to perform future obligations specified in the settlement agreement, and attorneys’ fees.

Excess leased facility costs of $4,487 primarily consist of adjustments to previously recorded non-cancelable lease payments for leases of three facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition, the Company recorded non-cancelable lease payments for two facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities should be expended within the next 12 months.

The Company rebalanced its workforce by 47 employees during the nine months ended September 30, 2003. This reduction impacted several employee groups. Employee severance costs of $1,594 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the first nine months of 2003. There have been no significant modifications to the amount of these charges.

For the nine months ended September 30, 2002, the Company recorded a cumulative benefit to special charges of $2,060. This benefit primarily consisted of a reversal of an accrual for excess leased facility costs offset by costs incurred for employee terminations as further discussed below.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During the second quarter of 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following acquisitions. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $778 as a result of a change in assumptions regarding lease payments for an abandoned facility in Europe.

The Company rebalanced its workforce by 75 employees during the first nine months of 2002. This reduction primarily impacted research and development and administration due to the overlap of employee skill sets as a result of acquisitions. Employee severance costs of $4,558 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the third quarter of 2002. There have been no significant modifications to the amount of these charges.

Merger and Acquisition Related Charges

During the nine months ended September 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia), (iv) the business and technology of DDE-EDA A/S (DDE), and (v) First Earth Limited. The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these five acquisitions was $13,846. The aggregate excess of tangible assets acquired over liabilities assumed was $456. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,710, goodwill of $7,230, technology of $3,910 and other identified intangible assets of $540. The technology is being amortized to cost of goods sold over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

In addition, during the three months ended June 30, 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

The separate results of operations for the acquisitions for the nine months ended September 30, 2003 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

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

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,601, which included the fair value of options assumed totaling $3,822. In addition, the Company recorded severance costs related to IKOS employees of $4,284 and costs of vacating certain leased facilities of IKOS of $11,128. These costs resulted in cash expenditures of $13,913, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $11,223. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $105,753, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over ten quarters to operating expenses and other identified intangible assets were amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $191,803, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,101 and costs of vacating certain leased facilities of Innoveda of $5,203. All of these costs resulted in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $3,111. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $168,334, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible asset lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $1,850 is being amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $650 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

In connection with these acquisitions, the Company recorded merger and acquisition related charges of $1,860 and $28,700 for the write-off of in-process R&D for the nine months ended September 30, 2003 and 2002, respectively.

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

Other Income, Net

Other income, net totaled $2,096 and $4,508 for the three months and nine months ended September 30, 2003, respectively, compared to $1,318 and $5,916 for the comparable periods in 2002. Interest income was $1,473 and $4,136 for the three months and nine months ended September 30, 2003, respectively, compared to $1,515 and $5,200 for comparable periods of 2002. Interest income includes income relating to time value of foreign currency contracts of $109 and $382, respectively, compared to $284 and $859 for the comparable periods in 2002. Other income, net was unfavorably impacted by a foreign currency loss of $226 and $1,051 in the three months and nine months ended September 30, 2003, respectively, compared to a foreign currency gain of $158 and $48 for the comparable periods of 2002. These variances were partially offset by a net gain on sale of investment of $899 and $2,084 for the three months and nine months ended September 30, 2003, respectively, compared to $0 and $2,438 in the comparable periods of 2002, respectively.

Interest Expense

Interest expense was $4,525 and $12,499 for the three months and nine months ended September 30, 2003, respectively, compared to $3,930 and $7,708 for comparable periods in 2002. Interest expense increased primarily as a result of the issuance of the Company’s convertible subordinated notes and debentures in June 2002 and August 2003, respectively.

Provision (Benefit) for Income Taxes

The provision for income taxes was a benefit of $9,781 and $7,863 for the three months and nine months ended September 30, 2003, respectively, compared to an expense of $0 and $1,572 for the comparable periods of 2002. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter. The Company’s estimated annual tax rate was 60% as of September 30, 2003 compared to an estimated annual tax rate of 20% as of June 30, 2003. The increase in the estimated annual tax rate was primarily due to lower estimated annual pre-tax income as a result of special charges, while the estimated annual tax provision is not expected to be reduced by a similar ratio due to tax on profits in foreign jurisdictions and amortization of a deferred tax charge. The Company accrues its tax provision (benefit) to reflect the estimated annual tax rate on a year to date basis which resulted in a tax benefit in the third quarter of 2003 and is estimated to result in a tax provision in the fourth quarter of 2003. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate primarily due to amortization of a deferred tax charge recorded in the prior year and earnings permanently reinvested in foreign operations.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

Under SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The portion of the valuation allowance for deferred tax assets related to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits will be applied directly to contributed capital, will be maintained until such benefits are actually realized on the Company’s income tax returns. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. The Company is currently under an Internal Revenue Service audit in the United States, the results of which are unknown at this time.

Effects of Foreign Currency Fluctuations

Approximately half of the Company’s revenues and approximately one-third of its expenses are generated outside of the United States. For 2003 and 2002, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for 90-day to one-year periods and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the Consolidated Balance Sheets, increased to $21,738 at September 30, 2003, from $17,606 at the end of 2002. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2002 as a result of a weaker United States dollar at September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at September 30, 2003 were $86,111 compared to $38,826 at December 31, 2002. Cash used by operations was $6,394 in the first nine months of 2003 compared to cash provided by operations of $3,481 during the same period in 2002. The decrease in cash flows from operating activities was primarily due to an increase in accounts receivable and a decrease in taxes payable as described below. In addition, cash flows from operating activities for the nine months ended September 30, 2003 and 2002 were positively impacted by (i) non-cash asset write-downs of $2,166 and $28,700, respectively, (ii) amortization of intangible assets of $10,737 and $6,244, respectively, primarily related to acquisitions in the first half of 2002, and (iii) amortization of a fourth quarter 2002 deferred tax charge of $8,061 and $0, respectively.

Cash used for investing activities, excluding short-term investments, was $29,046 and $298,633 in the first nine months of 2003 and 2002, respectively. Cash used for investing activities included capital expenditures of $14,343 in the first nine months of 2003 compared to $14,013 during the same period in 2002. Acquisition of businesses was

$17,093, including payment of a holdback on a prior year acquisition of $4,070, for the nine months ended September 30, 2003 compared to $287,058 for the comparable period in 2002.

Cash provided by financing activities was $81,998 and $195,212 in the first nine months of 2003 and 2002, respectively. Cash provided by financing activities included $110,000 and $177,831 proceeds from long-term notes payable in the first nine months of 2003 and 2002, respectively. Cash and short-term investments were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $15,553 and $17,272 during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, the Company repurchased shares of its common stock for $29,785.

Trade Accounts Receivable

Trade accounts receivable increased to $180,771 at September 30, 2003 from $159,657 at December 31, 2002. Excluding the current portion of term receivables of $98,897 and $81,697, average days sales outstanding were 47 days and 39 days at September 30, 2003 and December 31, 2002, respectively. Average days sales outstanding in total accounts receivable increased from 80 days at December 31, 2002 to 104 days at September 30, 2003. The increase in total accounts receivable days sales outstanding was primarily due to new term contracts in the three months ended September 30, 2003, many of which reflect front-end weighted customer payment schedules. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. In addition, the Company sold no short-term accounts receivable in the three months ended September 30, 2003 compared to $13,441 sales of short-term accounts receivable in the three months ended December 31, 2002. The Company records a sale when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Inventory, Net

Inventory, net increased $2,237 from December 31, 2002 to September 30, 2003. The increase was primarily due to purchases based on forecasted shipments of next generation emulation hardware systems.

Prepaid Expenses and Other

Prepaid expenses and other increased $2,051 from December 31, 2002 to September 30, 2003. The increase was primarily due to annual renewals of maintenance contracts and prepaid royalty and sales commission payments. The increase was partially offset by the receipt of a $2,000 income tax refund for an income tax receivable acquired in the IKOS acquisition in 2002.

Term Receivables, Long-Term

Term receivables, long-term decreased to $77,709 at September 30, 2003 compared to $78,431 at December 31, 2002. The balances are attributable to multi-year, multi-element term license sales agreements principally from the Company’s larger customers. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease was primarily attributable to run-off of balances on older term agreements, partially offset by new term agreements.

Income Taxes Payable

Income taxes payable decreased to $21,529 at September 30, 2003 compared to $40,784 at December 31, 2002. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities increased $4,544 from December 31, 2002 to September 30, 2003. The increase was primarily due to (i) an increase in the 2003 accrued annual incentive compensation and (ii) an increase in accrued payroll taxes due to timing of payment and employee stock purchase plan withholdings, partially offset by payments of the 2002 annual and fourth quarter incentive compensation.

Accrued Liabilities

Accrued liabilities decreased $5,923 from December 31, 2002 to September 30, 2003. The decrease was primarily due to payment of restructure and merger costs.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $1,998 from December 31, 2002 to September 30, 2003. The increase was primarily due to annual support renewals.

Capital Resources

Expenditures for property and equipment increased to $14,343 for the first nine months of 2003 compared to $14,013 for the same period in 2002. Expenditures in the first nine months of 2003 and 2002 did not include any individually significant projects. In the first nine months of 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel, (ii) Translogic, (iii) the distributorship, Mentor Italia and (iv) the business and technology of DDE and (v) First Earth Limited, which resulted in net cash payments of $13,023. Additionally, the Company paid $4,070 relating to a holdback on a prior year acquisition. In the first nine months of 2002, the Company completed the acquisitions of ATI, IKOS and Innoveda, which resulted in net cash payments of $287,058.

On August 6, 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A to fund the purchase of 1,750 shares of the Company’s stock and for general corporate purposes. The Company has agreed to register the Debentures with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%, reset quarterly, beginning in November 2003. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6-7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A to fund the purchase of Innoveda. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005.

On July 14, 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The weighted average interest rate for the thrid quarter of 2003 was 3.45%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had short-term borrowings against the credit facility of zero at September 30, 2003.

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

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a majority of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenue comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected and the Company could fail to meet analysts’ expectations which could adversely affect the Company’s stock price.

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

The gross margin on the Company’s software products is greater than that for the Company’s hardware products, software support and professional services. Therefore, the Company’s gross margin may vary as a result of the mix of products and services sold. Additionally, the margin on software products varies year to year depending on the amount of third-party royalties due to third parties from the Company for the mix of products sold. The Company also has a significant amount of fixed or relatively fixed costs, such as professional service employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenue would have a great negative effect on resulting earnings. If anticipated revenue does not materialize as expected, the Company’s gross margins and operating results would be materially adversely affected.

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

The industry in which the Company competes is characterized by very strong leadership positions in specific portions of the EDA market. For example, one company may enjoy a large percentage of sales in the physical verification portion of the market while another will have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of the Company’s profitability arises from niche areas in which it is the strong leader. Conversely, it is difficult for the Company to achieve significant profits in niche areas where other companies are the leaders. If for any reason the Company loses its leadership position in a niche, the Company could be materially adversely affected.

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

The Company realizes approximately half of the Company’s revenue from customers outside the United States and approximately one third of the Company’s expenses are generated outside of the United States. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion above. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

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

The Company’s customers use the Company’s products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Because of the complexity of the systems and products with which the Company works, some of the Company’s products and designs can be adequately tested only when put to full use in the marketplace. As a result, the Company’s customers or their end users may discover errors or defects in the Company’s software or the systems we design, or the products or systems incorporating the Company’s designs and intellectual property may not operate as expected. Errors or defects could result in:

•	loss of current customers and loss of, or delay in, revenue and loss of market share;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources to resolve the problems resulting from errors or defects; and

•	increased service costs.

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

Any armed conflict entered into by the United States could have an impact on the Company’s sales and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The Company currently has operations in Pakistan and Egypt countries that my be particularly susceptible to this risk. The consequences of any armed conflict is unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2003. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in UNITED STATES dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$53,121	1.16%
Short-term investments – fixed rate	—	—

Total fixed rate interest bearing instruments	$53,121	1.16%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at September 30, 2003. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at September 30, 2003. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

The Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000 at September 30, 2003. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. The weighted average interest rate for the third quarter of 2003 was 3.45%. The Company had short-term borrowings against the credit facility of zero at September 30, 2003.

The Company had other long-term notes payable of $4,445 and short-term borrowings of $10,009 outstanding at September 30, 2003 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $145.

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

The Company enters into foreign currency option contracts for forecasted sales and commission transactions between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of September 30, 2003, the Company had options outstanding to sell Japanese yen with contract values totaling approximately $11,976 at a weighted average contract rate of 125.25 and had options outstanding to buy the Euro with contract values totaling $5,200 at a weighted average contract rate of 1.04.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion under Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” above.

From time to time, the Company enters into foreign currency forward contracts to offset the translation and economic exposure on a portion of the Company’s net investment in its Japanese subsidiary. Differences between the contracted currency rate and the currency rate at each balance sheet date will impact accumulated translation adjustment which is a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. The result is a partial offset of the effect of Japanese currency changes on stockholders’ equity during the contract term. As of September 30, 2003, the Company had no forward contracts outstanding to protect the net investment in its Japanese subsidiary.

The table provides information as of September 30, 2003 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in October 2003.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$8,697	$1.13
British pound sterling	7,351	1.60
Japanese yen	6,557	115.06
Canadian dollar	4,350	1.37
Israeli shekel	1,583	4.46
Swedish krona	1,539	8.04
Other	3,538	—

Total	$33,615

Item 4.	Controls and Procedures

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

(All numerical references in thousands)

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they have agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, an accrual for expected costs to perform future obligations specified in the settlement agreement, and attorneys’ fees. As part of the settlement, the Company agreed to join Cadence in the OpenAccess Coalition, sponsored by Si2.

From time to time, the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters.

Item 2.	Changes in Securities and Use of Proceeds

(All numerical references in thousands, except for rates and per share amounts)

On August 6, 2003, the Company closed a private offering of $110,000 aggregate principal amount of Floating Rate Convertible Subordinated Debentures (Debentures) Due 2023 issued solely to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%, reset quarterly. The Debentures are convertible under certain circumstances into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions.

After aggregate underwriting commissions and expenses, the Company netted approximately $105,000 in proceeds from the offering. The Company used approximately $29,800 of the net proceeds from the offering to repurchase shares of its common stock at a price of $17.02 per share simultaneously with the issuance of the Debentures. The remainder of the net proceeds will be used for general corporate purposes, which may include acquisitions of other companies. Merrill Lynch & Co., Banc of America Securities LLC, Fleet Securities, Inc. and Needham & Company, Inc. acted as initial purchasers of the Debentures.

Item 6.	Exhibits and Reports on Form 8-K.

(All numerical references in thousands)

(a)	Exhibits

4.1	Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate Convertible Subordinated debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

4.2	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 23, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on July 23, 2003, the Company had announced second quarter 2003 earnings.

On July 24, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on July 23, 2003, the Company had provided outlook for the third quarter and balance of 2003.

On July 31, 2003, the Company filed a current report on Form 8-K to report under Item 5 that the Company announced its intention to commence an offering of $100,000 in aggregate principal amount of convertible subordinated debentures to be issued pursuant to Rule 144A.

On August 1, 2003, the Company filed a current report on Form 8-K to report under Item 5 that the Company announced the pricing of a private offering of $100,000 aggregate principal amount of its convertible subordinated debentures to be issued to a qualified institutional buyers pursuant to Rule 144A.

On August 6, 2003, the Company filed a current report on Form 8-K to report under Item 5 that the Company had announced the closing of a private offering of $110,000 aggregate principal amount of its convertible subordinated debentures to be issued to qualified institutional buyers issued pursuant to Rule 144A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003	MENTOR GRAPHICS CORPORATION (Registrant)

/s/ GREGORY K. HINCKLEY

Gregory K. Hinckley President