Form 10-K
period 2003-12-31
MENTOR GRAPHICS CORP
filed 2004-03-12
CIK 701811

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $967,055,191 on June 30, 2003 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On February 29, 2004, there were 69,860,518 shares of the Registrant’s Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☒

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2004 Proxy Statement	Part III

Part I

Item 1.	Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption “Factors That May Affect Future Results and Financial Condition” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL

Mentor Graphics Corporation (the Company) is a technology leader in electronic design automation (EDA), providing software and hardware-based design and verification tools that enable companies to deliver better electronic products to market faster and more cost-effectively. The Company develops, manufactures, markets, sells and supports EDA products and provides related services, which together are used by engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. Customers use the Company’s products in the design of semiconductors, such as microprocessors, field programmable gate arrays (FPGAs), printed circuit boards and memory and application specific integrated circuits. Consequently, the Company’s products are used in the design of a diverse set of electronic products, including automotive electronics, video game consoles, telephone-switching systems, cellular handsets, computer network hubs and routers, signal processors, personal computers, video conferencing equipment, 3-D graphics boards, digital audio broadcast radios, smart cards, and products enabled with the Bluetooth short-range wireless radio technology and 802.11 wireless networking technology. The Company licenses its products through its direct sales force and a channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT.” The Company’s executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company website address is www.mentor.com. Electronic copies of reports filed by the Company with the Securities and Exchange Commission (SEC) are available through the Company’s website promptly after such reports are filed with the SEC.

PRODUCTS

The Company’s products help engineers overcome the increasingly complex challenges they face in the design of electronic systems. The Company’s products are designed to make design engineers more productive, improve the accuracy of complex designs and shrink time-to-market schedules.

Electrical engineers begin the design process by describing the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), a printed circuit board (Board) or an electronic system. In this process the engineer describes the overall product system architecture, implements it by creating a design description, simulates the design to reveal defects and modifies the description until it meets the previously determined design specifications. Engineers use the Company’s products to specify the components of the IC, Board or electronic system, determine the interconnections among the components and define the components’ associated physical properties. Engineers use the Company’s simulation products throughout the design process to identify design errors and test design alternatives before the design is manufactured. The Company’s verification products are used to identify functionality and performance issues while the cost to correct is still low. During the manufacturing process, the Company’s software test products are used to help identify defective parts.

Systems Design

The Company’s Board design software products support the printed circuit design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the Board, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, radio frequency (RF), high-speed digital and mixed signal, are supported by the Company’s Board design tools. The Company has specific integrated products for process management, component library creation, simulation and verification of the Board design. The Board Station® and Expedition TM series are the two main Board design families of products used typically by large enterprise customers. The Company also offers the “ready to use” PADS® Personal Automated Design Systems product line which provides a lower cost Windows-based Board design and layout solution.

The AutoActive® products, with next generation place and route technology on UNIX and Windows NT, are used to replace older generation routers in Board design flows from the Company, Cadence Design Systems, Inc. and others. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, enables improved design quality, design cycles and manufacturability through increased productivity, reduced interactive and automatic routing times and shorter learning curves. The Company’s ICX® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed Board designs to help make simulation more efficient and accurate.

In the cabling area, the Company’s Harness Systems business unit provides specialized software for design, analysis, manufacture and data management of complex wire harness systems used by automotive, aerospace, shipbuilding, home appliance and other industries.

FPGA Design

The Company offers a broad suite of FPGA design tools, including products for design creation, documentation, synthesis, verification, co-verification, embedded software, intellectual property (IP) and FPGAs on a Board. Hardware Description Languages (HDLs) supported by these products include Verilog, SystemVerilog, VHDL, System C and Assertion Based Verification with PSL.

The HDL Designer Series™ addresses high-end HDL design creation and management processes with a family of HDL capture, analysis, documentation and management tools. ModelSim® is a leading mixed-language simulator that is heavily used for FPGA design verification. Centered around ModelSim is the Company’s new Scalable Verification™ Platform which combines standards support, new tools and a design for verification methodology to minimize functional verification cycles and avoid costly re-designs. The Scalable Verification Platform enables verification to be performed at the earliest stages of design. For synthesis, the Company’s Precision® Synthesis product family is a next-generation synthesis platform created to maximize the performance of both existing FPGA and multi-million gate field programmable system-on-chip devices. The Company’s FPGA Advantage® offering combines features of the HDL Designer Series, ModelSim and Precision Synthesis products to provide a complete design flow and a unified solution for FPGA design within a single tool suite.

Physical Verification and Analysis

The Calibre® product line is specifically engineered for physical verification and manufacturability of leading-edge submicron circuit designs. The Calibre tool integrates physical verification with subwavelength design resolution enhancement and mask data preparation. The Calibre physical verification tool suite, Calibre DRC™ and Calibre LVS™, helps ensure that IC physical designs conform to foundry manufacturing rules and match the intended functionality of the chip. For subwavelength designs, the Calibre product line capitalizes on its verification engine to provide a tool suite to model, modify and verify layouts for all resolution enhancement technology techniques, including optical and process correction, phase-shift mask, scattering bars and off-axis illumination. With the addition of mask data preparation capability, the Calibre tool has extended this flow to aspects of mask manufacturing. The Calibre xRC™ product, a full-chip, transistor level parasitic extraction tool, addresses the distinct requirements for parasitic extraction, a process to extract resistances and capacitances of the circuit. The Calibre solution is the standard for the majority of the world’s largest integrated device manufacturers, foundries and leading-edge submicron library providers.

Along with the ModelSim digital simulator, the Company’s Mach TA™ simulator, Eldo™ analog/mixed-signal simulator and Eldo RF™ steady-state and modulated steady-state simulators address the unique challenges of analog/mixed-signal and leading edge submicron designs. These products allow circuit designers to verify the functionality and performance of very large and complex designs quickly and accurately and also help avoid long verification cycles, excessive iterations and expensive silicon turns. The Eldo analog and RF system simulator software products are primarily used for the design and verification of complex analog and RF effects in digital and mixed-signal circuits. The ADVance MS™ tool combines ModelSim, Eldo, Mach TA and Eldo RF simulator technology into a single, integrated tool.

System-on-Chip Design and Test

The Company provides its customers critical tools for solving the increasingly complicated problems of verifying that today’s complex chip designs actually function as intended. The Company’s System-on-Chip (SoC) solution consists of two major categories: Design Reuse and SoC Verification. The Company provides pre-verified, reusable standards-based IP through its IP division. Platform Express™ enables designers to quickly design in, configure and verify IP functions within their SoC. SoC Verification products include the Seamless® hardware/software co-verification software product family, emulation products of the Mentor Emulation Division (MED) and embedded systems of the Embedded Systems Division. The Seamless product family enables simultaneous simulation of the hardware and software components of a system design. These tools verify the software-hardware interface by running the software against simulated models of the hardware. Seamless tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is smaller and reduces the overall design cycle. The Company’s MED Division provides CelaroPRO™ and VStation™ emulation hardware systems, which are part of the Company’s Scalable Verification™ strategy. The Company’s emulators allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and/or timing of such circuits. Consequently, designers can emulate highly complex designs of integrated circuits and systems at near real-time speeds. Seamless, CelaroPRO and VStation tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is smaller and reduces the overall design cycle.

The Company’s Embedded Systems Division provides tools and technology to developers of embedded systems. Embedded software controls the function of hardware components dedicated to specialized tasks for any micro-processor-based system. These systems include common consumer products such as cellular telephones and set-top boxes, and reach into applications such as engine management systems of vehicles and in-flight aircraft controls systems. The Company’s Nucleus® product line offers a complete and integrated solution for developing embedded software. The Nucleus PLUS™ real-time operating system gives a fast deterministic real-time kernel, surrounded by the NucleusWare™ collection of software components used to build today’s sophisticated and connected products. Examples of NucleusWare include TCP/IP, USB and 802.11 protocol stacks, graphics software, web servers and file systems. To build and test embedded software, the Company provides a suite of development tools, including cross-compilers, profilers and high-level debuggers, all contained in an integrated development environment. The Company also provides a prototyping environment from simple embedded software testing to sophisticated system prototyping, including modeling of the devices, user interfaces and peripherals in order to test embedded software in parallel with hardware development.

The Company’s suite of integrated Design-for-Test (DFT) solutions for testing an ASIC or IC design’s logic and memories includes scan insertion, automatic test pattern generation (ATPG), logic and memory built-in self-test (BIST), boundary scan and embedded deterministic test. As part of the ATPG solution, the DFTAdvisor™, FastScan™ and FlexTest™ tools provide scan insertion, automatic test pattern generation and diagnostics for production and yield improvements. The Company’s BIST solution includes MBISTArchitect™, a flexible tool for testing a design’s embedded memories and LBISTArchitect™, a DFT solution for analysis, insertion and simulation of logic BIST, which is used in board and system designs. BSDArchitect™ provides boundary scan insertion and chip-level test control. In addition, the Company’s patented Embedded Deterministic Test (EDT™) technology compresses test data volume and time while maintaining test quality, resulting in increased quantity and quality of semiconductor testing. The Company’s EDT product, TestKompress®, allows semiconductor manufacturers to reduce the scan test time and scan test data volume for manufacturing tests for ASIC, IC and SoC designs by up to 100 times.

PLATFORMS

The Company’s software products are available on UNIX, Windows and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms primarily from Hewlett-Packard Company, International Business Machines Corporation, Sun Microsystems Inc. and leading personal computer suppliers. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS

The Company’s marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, military/aerospace, networking, multimedia and transportation industries. The Company licenses its products worldwide through its direct sales force, sales representatives and distributors. During the years ending December 31, 2003, 2002 and 2001, sales outside of the Americas accounted for 51%, 49% and 51% of total sales, respectively. The Company enters into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations. Significant exchange rate movements may have a material adverse impact on the Company’s results. See page 19, “Effects of Foreign Currency Fluctuations,” for a discussion of the effect foreign currency fluctuation may have on the Company’s business and operating results.

No material portion of the Company’s business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations of orders, with orders being typically stronger in the second and fourth quarters of the year. Due to the complexity of the Company’s products, the selling cycle can be three to six months or longer. During the selling cycle the Company’s account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company’s products may also be “loaned” to customers for on-site evaluation. As is typical of many other companies in the EDA industry, the Company generally ships its products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. The Company licenses its products and some third party products pursuant to end-user license agreements.

BACKLOG

The Company’s backlog of firm orders was approximately $61 million on December 31, 2003 as compared to $80 million on December 31, 2002. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 2003 backlog of orders is expected to ship during 2004.

MANUFACTURING OPERATIONS

The Company’s manufacturing operations primarily consist of reproduction of the Company’s software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from

Wilsonville, Oregon; San Jose, California and Mobile, Alabama. The Company’s line of emulation products, which has a large hardware component, is manufactured in the United States and France. Mentor Graphics (Ireland) Limited manufactures and distributes the Company’s products to markets outside the Americas through the Company’s established sales channels.

PRODUCT DEVELOPMENT

The Company’s research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 2003, 2002 and 2001, the Company expensed $185 million, $164 million and $138 million, respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. In 2003, the Company recorded purchased technology from acquisitions of $4 million. The Company’s future success depends on its ability to develop and/or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

The Company has a worldwide organization to meet its customers’ needs for software and hardware support. The Company offers support contracts providing software updates and software support, as well as hardware support for emulation products. Most of the Company’s customers have entered into support contracts. The Company has won five Software Technical Assistance Recognition (STAR) Awards from the Software Support Professionals Association for superior service in the Complex Support category. This category acknowledges companies that consistently provide a superior level of support for software used in high-end, mission-critical applications in fields such as engineering science, telecommunications and other technical environments. Mentor Consulting, the Company’s professional services division, is comprised of a worldwide team of consulting professionals. The services provided to customers are concentrated around the Company’s products. Mentor Consulting’s model for delivering services, Knowledge-SourcingSM, focuses on solving a customer’s immediate design challenge while giving the organization the knowledge it needs to solve similar challenges in the future.

COMPETITION

The markets for the Company’s products are competitive and are characterized by price reductions, rapid technological advances in application software, operating systems and hardware and by new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While two competitors are large companies with extensive capital and marketing resources, the Company also competes with small companies with little capital but innovative ideas.

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

The Company’s principal competitors are Cadence Design Systems, Inc. and Synopsys, Inc.

EMPLOYEES

The Company and its subsidiaries employed approximately 3,600 people full time as of December 31, 2003. The Company’s success will depend in part on its ability to attract and retain employees. The Company continues to enjoy satisfactory employee relations.

PATENTS AND LICENSES

The Company holds 141 United States and 20 foreign patents on various technologies. In 2003, the Company obtained 23 patents. While the Company believes the patent applications it has pending relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that patents are becoming increasingly important in the EDA industry.

The Company regards its products as proprietary and protects its products by contract and technical safeguards, with copyright and trade secret laws, and with internal and external non-disclosure safeguards, as well as with patents, when appropriate, as noted above. The Company typically includes restrictions on disclosure, use and transferability in its agreements with customers and other third parties.

Item 2.	Properties

The Company owns six buildings on 53 acres of land in Wilsonville, Oregon. The Company occupies 405,027 square feet, in five of those buildings, as its corporate headquarters. The Company leases the remaining building to a third party. The Company also owns an additional 69 acres of undeveloped land adjacent to its headquarters. Most administrative functions and a significant amount of the Company’s domestic research and development operations are located at the Wilsonville site.

The Company leases additional space in San Jose, California; Longmont, Colorado; Huntsville and Mobile, Alabama; and Billerica, Marlboro and Waltham, Massachusetts where some of its domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Denmark, Egypt, France, Germany, India, Japan, Pakistan, Poland and the United Kingdom. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2004.

Item 3.	Legal Proceedings

From time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters. The Company believes that the outcome of current litigation, individually and in the aggregate, will not have a material affect on the Company’s results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of the Company:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	57
Gregory K. Hinckley	President and Director	57
L. Don Maulsby	Senior Vice President, World Trade	52
Dean Freed	Vice President, General Counsel and Secretary	45
Robert Hum	Vice President and General Manager Design Verification and Test (DVT) Division	51
Henry Potts	Vice President and General Manager System Design Division (SDD)	57
Jue-Hsien Chern	Vice President and General Manager Deep Submicron (DSM) Division	49
Joseph Sawicki	Vice President and General Manager Design-to-Silicon (D2S) Division	43
Brian Derrick	Vice President, Corporate Marketing	40
Anthony B. Adrian	Vice President, Corporate Controller	61
Dennis Weldon	Treasurer	56

The executive officers are elected by the Board of Directors of the Company at its annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. None of the officers are related.

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

Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999, he was president of Tri-Tech and Associates, a manufacturer’s representative firm. From June 1997 to June 1998, he was Vice President of Worldwide Sales and Marketing for Interphase Corporation, a manufacturer of high performance network and mass storage products.

Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995. He has been employed by the Company since January 1989.

Mr. Hum has served as Vice President and General Manager of the Design Verification and Test Division since 2002. From 1997 to 2002, Mr. Hum served as Chief Operating Officer and Vice President of Engineering of IKOS Systems, Inc.

Mr. Potts has served as Vice President and General Manager of the Systems Design Division (SDD) since joining the Company in April 1999. From 1997 to 1998, Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company.

Dr. Chern has served as Vice President and General Manager of the Company’s Deep Submicron (DSM) Division since joining the Company in January 2000. From August 1999 to December 1999, Dr. Chern was President of Ultima Corporation. From 1994 to 1998, Dr. Chern served as Vice President and Chief Technology Officer for Technology Modeling Associates. In 1998 Technology Modeling Associates merged with Avant! Corporation and Dr. Chern became head of Avant!’s DSM Business Unit. Dr. Chern is a director of Quinton Cardiology System, Inc., which manufactures diagnostic cardiology systems.

Mr. Sawicki has served as Vice President and General Manager of the Company’s Design-to-Silcon (D2S) Division since July 2003. From January 2002 to June 2003, he was General Manager of the Physical Verification (PVX) Division. From March 2000 to December 2001, Mr. Sawicki served as General Manager of the Company’s Calibre business unit. Mr. Sawicki has been with the Company for 14 years in various roles including applications engineering, sales and marketing and management.

Mr. Derrick has served as Vice President, Corporate Marketing since January 2002. From November 2000 to December 2001 he was Vice President and General Manager of the Company’s PVX Division. From March 1998 to November 2000, he was the Director of the Company’s Calibre and Velocity Strategic Business Unit. From January 1997 to March 1998, he was marketing manager for the Company’s Calibre Business Unit. Mr. Derrick has been with the Company since 1997.

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

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock, as reported by the Nasdaq National Market:

Quarter ended	March 31	June 30	September 30	December 31
2003
High	$10.11	$15.00	$20.99	$18.93
Low	$7.23	$8.00	$14.18	$12.81

2002
High	$27.15	$21.15	$14.45	$12.56
Low	$20.15	$12.85	$4.67	$3.93

As of December 31, 2003, the Company had 653 stockholders of record.

No dividends were paid in 2003 or 2002. The Company’s credit facility prohibits the payment of dividends.

Item 6.	Selected Consolidated Financial Data

In thousands, except per share data and percentages

Year ended December 31,	2003	2002	2001	2000	1999
Statement of Operations Data
Total revenues	$675,668	$596,179	$600,371	$589,835	$511,134
Operating income (loss)	$12,893	$(13,826)	$30,443	$63,589	$568
Net income (loss)	$7,933	$(14,314)	$31,104	$54,987	$2,234
Gross margin percent	83%	80%	81%	80%	77%
Operating income (loss) As a percent of revenues	2%	(2)%	5%	11%	0%

Per Share Data
Net income (loss) per share – basic	$.12	$(0.22)	$0.48	$0.86	$0.03
Net income (loss) per share – diluted	$.11	$(0.22)	$0.46	$0.81	$0.03
Weighted average number of shares outstanding – basic	67,680	65,766	64,436	64,125	65,629
Weighted average number of shares outstanding – diluted	70,464	65,766	67,681	67,509	66,324

Balance Sheet Data
Cash and investments, short-term	$71,324	$38,826	$147,176	$141,872	$133,187
Working capital (deficit)	$87,943	$(4,755)	$149,293	$132,695	$133,203
Property, plant and equipment, net	$91,350	$90,259	$82,247	$82,560	$83,970
Total assets	$940,688	$804,848	$521,221	$530,914	$451,386
Short-term borrowings	$6,910	$17,670	$—	$—	$—
Notes payable and other long-term liabilities	$309,929	$196,960	$14,466	$7,247	$1,221
Stockholders’ equity	$374,366	$359,720	$326,208	$316,537	$288,780

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages, per share data and number of employees

Overview

The Company

The Company is a supplier of electronic design automation (EDA) systems — advanced computer software, emulation hardware systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. Through the diversification of the Company’s customer base among these various customer markets, the Company attempts to reduce its exposure to fluctuations within each market. The Company sells and licenses its products through its direct sales force and a channel of distributors and sales representatives. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

Business Environment

Beginning in late 2000, the electronics industry experienced a broad economic downturn. Since a majority of the Company’s business originates from electronics industry customers, the Company was negatively impacted. The semiconductor industry, a subset of the electronics industry, experienced the deepest downturn in its history. As a result of this downturn, customers reduced research and development (R&D) budgets, limited general investment in design tools and reduced engineering staff. In addition, many smaller companies and start-ups went out of business. The continued weakness in the semiconductor industry has caused companies to continue to limit EDA spending in 2003. However, even in a depressed environment, customers still require the newest tools to solve leading-edge design problems. The Company attempts to fill those demands through its relatively young and diverse product portfolio. As a result, the Company had a solid 2003 despite the economic troubles facing many of its customers. Because the Company’s products address not only semiconductor design, but a wide range of systems design, the negative impact of the semiconductor industry downturn was partly mitigated. Strength in system design in the military and aerospace segments helped drive revenue growth for the Company in the first half of 2003. As customer demand expanded during this time, the Company was able to leverage its strength in system design relative to its major competitors. As the semiconductor industry began to stabilize in the second half of 2003, newer integrated circuit (IC) design tool sales increased. For the Company, this resulted in a strong second half of 2003 led by its physical verification product family.

In general, the Company’s management believes that EDA spending by semiconductor companies lags their recovery by several quarters for two primary reasons. First, because of the importance of R&D to the future of semiconductor companies, customers try to moderate R&D spending reductions during downturns in comparison to other expense items. As a result, R&D spending as a percentage of revenue increases. As revenues grow in the early stages of the recovery, customers constrain spending increases until R&D returns to more typical percentage of revenue levels. Second, as a result of reduced engineering staff, customers hold excess software licenses of established tools. Hiring must resume before additional software licenses will be required. The exception is for newer software that customers have not previously purchased.

Due to the severity of the economic downturn, the Company’s management is not predicting a broad recovery of EDA spending in 2004. The Company will continue its strategy of developing best in class point tools with number one market share potential. This strategy creates a diversified product portfolio for the Company that solves customers’ critical design problems. The Company’s management believes that this product strategy, in conjunction with a customer diversification strategy, has helped reduce the impact of marketplace fluctuations in the past and should continue to do so in the future.

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on page 12 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable or due and payable revenue recognition shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2003 marked the third consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend was primarily the result of two factors. First, the Company’s customers are moving toward the term license model, which provides the customer with greater flexibility for product usage, including the ability to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the United States economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

Under this current shift from perpetual licenses to term licenses with upfront revenue recognition, which the Company’s management views as a positive trend, the Company expects no measurable impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of the Company’s business is increased. This provides opportunity for increased distribution of young products earlier in their lifecycles.

Product Developments

During 2003, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. The Company has focused its internal development efforts on areas where it believes it can build a number one market position, or extend an existing number one market position.

Significant new products delivered by the Company in 2003 in the area of printed circuit board design included: BoardLink Pro (a tool that enables large and complex FPGAs to be efficiently incorporated into the design process), TeamPCB (a tool that allows multiple designers to simultaneously work on the same design without affecting each other’s work) and advanced high-speed design and analysis software. Also during the year, the Company acquired DDE, a company with leading software for advanced packaging design.

In the Calibre Design-to-Silicon platform, the Company continued to extend the value of the platform, obtaining significant new customer engagements and orders with its resolution enhancement technology. During the year, the Company also worked on developing new design-for-manufacturing tools that are expected to debut in 2004.

The Company launched its Scalable Verification Environment featuring a suite of tools designed to solve the verification challenges that design engineers face. According to Collett International, an industry analyst firm, engineers spend approximately 62% of their design effort verifying their designs. This dominance of verification in the design process has driven many customers to seek new solutions to enhance their verification abilities.

The Company’s management believes that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long and healthy. The Company’s management believes that the Company’s relatively young and diverse product lines are positioned well for continued growth.

2003 Financial Performance

•	Total revenues were $675,668, a 13% increase over 2002, resulting from strength in the Calibre product line, increased demand from the military and aerospace industries and the 2002 Innoveda acquisition.

•	Product revenue split by license model was 48% term with upfront revenue recognition, 38% perpetual and 14% term with ratable or due and payable revenue recognition, compared to 2002 product revenue splits of 36% term with upfront revenue recognition, 45% perpetual and 19% term with ratable or due and payable revenue recognition. Term product revenue increased 65% to $189,100, as compared to $114,600 in 2002.

•	Service and support revenues were $281,219, a 3% increase over 2002 service and support revenues of $274,185, reflecting the growth in our installed base offset by the impact of generally lower renewal rates.

•	By geography, year-over-year revenue increased 8% in the Americas, 20% in Europe, 23% in Japan and 7% in Pacific Rim. The Americas contributed the largest share of revenue at nearly 50%.

•	Net income was $7,933, compared to a net loss of $14,314 in 2002. The increase was primarily due to the increase in revenues partially offset by an increase in operating expenses.

•	Trade accounts receivable, net increased to $223,670 at year-end, up 40% from $159,657 at the end of 2002. Average days sales outstanding increased from 80 days at the end of 2002 to 100 days at the end of 2003. The increase in days sales outstanding was primarily due to a higher percentage of product revenue from term versus perpetual contracts in the fourth quarter of 2003, some of which reflect front-end weighted customer payment schedules, and to a lesser extent, maturities of back-end loaded term transactions.

•	Cash used in operating activities was $14,631 compared to $4,516 in 2002. At year end, cash, cash equivalents and short-term investments were $71,324, up 84% from $38,826 at the end of 2002. Our cash balance increase was primarily due to proceeds from debt issuance offset by a repurchase of common stock and an emulation litigation settlement.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following are the critical accounting estimates and judgments used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company reports revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) services and support.

System and software revenue - System and software revenues are derived from the sale of licenses of software products and emulation hardware systems.

The Company licenses software using two different license types:

1.	Term licenses are for a specified time period, typically three years with payments spread over the license term, and do not provide the customer with the right to use the product after the end of the term. The Company generally recognizes product revenue from term installment license agreements upon shipment and start of the license term. The Company uses these agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on the Company’s near-term results of operations. In a situation in which a risk of concession may exist on a term license agreement, revenue is recognized on a due and payable basis. In a term license agreement where the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

2.	Perpetual licenses provide the customer with the right to use the product in perpetuity and typically do not provide for extended payment terms. The Company recognizes product revenue from perpetual license agreements upon delivery to the customer when the likelihood of product return is remote. If the agreement provides for customer payment terms that are different than the standard payment terms in the customer’s jurisdiction, product revenue is recognized as payments become due and payable.

Service and support revenue - Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The Company records service revenue as the services are provided to the customer. Support revenue is recognized over the support term. For multi-element arrangements that include support, support is allocated based on vendor specific objective evidence (VSOE) of the fair value of support. For term licenses, VSOE is established by the price charged when such support is offered as optional during the license term. For perpetual licenses, VSOE is established by the price charged when such support is sold separately.

The Company determines whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1.	Persuasive evidence of an arrangement exists – An agreement signed by the customer and the Company.

2.	Delivery has occurred – The software has been shipped, the customer is in possession of the software or the software has been made available to the customer through electronic delivery.

3.	Fee is fixed and determinable – The amount of the fee and the due date have been fixed at execution of the arrangement without the possibility of future adjustments or concessions.

4.	Collectibility is probable – The customer is expected to pay for products or services without the Company providing future concessions to the customer.

Valuation of Trade Accounts Receivable

The Company maintains allowances for doubtful accounts on trade accounts receivable and term receivables, long-term for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectibility of its trade accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts. When it becomes aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, a specific reserve for bad debt is recorded to reduce the related receivable to the amount believed to be collectible. The Company also records unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables would be adjusted resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital, or decrease goodwill, in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to increase the valuation allowance on such net deferred tax assets would be charged to expense in the period such determination was made.

Goodwill, Intangible Assets and Long-Lived Assets

The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount, including any associated intangible assets, to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. In the event that, in the future, it is determined that the Company’s goodwill, intangible or other long-lived assets have been impaired, an adjustment would be made that would result in a charge for the write-down in the period that determination was made.

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

Restructuring Charges

The Company has recorded restructuring charges in connection with its plans to better align the cost structure with projected operations in the future. Effective January 1, 2003, in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records liabilities for costs associated with exit or disposal activities when the liability is incurred. Prior to January 1, 2003, in accordance with Emerging Issues Task Force (EITF) No. 94-3, the Company accrued for restructuring costs when management made a commitment to an exit plan that specifically identified all significant actions to be taken.

The Company has recorded restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional special charges will be recognized. If the actual cost is less than the estimated cost, a benefit to special charges will be recognized.

The Company has also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained, of the abandoned office space and to write-off leasehold improvements on abandoned office space. The Company worked with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine the best estimate of the net loss. The Company’s estimates of expected sublease income could change based on factors that affect the Company’s ability to sublease those facilities such as general economic conditions and the real estate market. If the real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments may be required, which would result in additional special charges in the period such determination was made. Likewise, if the real estate market strengthens and the Company is able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.

Recent Acquisitions

During 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia), (iv) the business and technology of DDE-EDA A/S (DDE), and (v) First Earth Limited. The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these five acquisitions was $13,846. The aggregate excess of tangible assets acquired over liabilities assumed was $456. The purchase accounting allocations resulted in a charge for in-process R&D of $1,710, goodwill of $7,230, technology of $3,910 and other identified intangible assets of $540. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to assist management in determining the allocation of the purchase price of these acquisitions.

Results of Operations

Revenues and Gross Margins

Year ended December 31,	2003	Change	2002	Change	2001
System and software revenues	$394,449	23%	$321,994	(3)%	$333,215
System and software gross margins	$362,306	26%	$287,641	(6)%	$306,478
Gross margin percent	92%		89%		92%
Service and support revenues	$281,219	3%	$274,185	3%	$267,156
Service and support gross margins	$196,665	3%	$191,354	7%	$179,220
Gross margin percent	70%		70%		67%
Total revenues	$675,668	13%	$596,179	(1)%	$600,371
Total gross margins	$558,971	17%	$478,995	(1)%	$485,698
Gross margin percent	83%		80%		81%

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues were higher for 2003 compared to 2002 primarily due to (i) an increase in the physical verification and analysis product revenues attributable to strength in the Calibre product line as a result of customers expanding their usage of the product within their organizations, and (ii) continued strength in systems design product revenues attributable to demand for new board design software, particularly from military and aerospace customers, and acquisitions in 2002. In addition, system and software revenues were favorably impacted by approximately 1% due to the strengthening of the Japanese yen, the Euro and the British pound sterling in 2003.

IKOS product revenues for the period from March 27 to December 31, 2002 of $22,276 have been included in the Company’s 2002 revenues. Additionally, Innoveda product revenues for the period from May 29 to December 31, 2002 of $10,409 have been included in the Company’s 2002 revenues. Excluding the impact of IKOS and Innoveda revenues, the decrease in system and software revenues for 2002 was attributable to a decrease in both software product sales and emulation hardware system sales. System and software sales declined as a result of the general downturn in the economy and more specifically due to ongoing financial difficulties experienced by customers in the telecommunications market.

System and software gross margins were higher for 2003 compared to 2002 primarily due to a $5,731 write-down of emulation hardware systems inventory in 2002 compared to write-downs of $2,703 in 2003. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Gross margin was also impacted by an increase in amortization of purchased technology to cost of revenues attributable to a full year of amortization related to three acquisitions in 2002 and a partial year of amortization related to four acquisitions in 2003.

System and software gross margins were lower for 2002 compared to 2001 primarily due to a $5,731 write-down of emulation system inventory to reduce the inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. Gross margin was also impacted by an increase in amortization of purchased technology to cost of revenues attributable to the acquisitions that occurred in 2002.

Amortization of purchased technology costs to system and software cost of revenues was $9,422, $6,688 and $3,252 for 2003, 2002 and 2001, respectively. The increase in amortization in 2003 was primarily attributable to the recognition of a full year of amortization related to three acquisitions during 2002. The increase in 2002 was primarily attributable to the acquisitions of ATI, IKOS and Innoveda during 2002. Purchased technology costs are amortized over three to five years to system and software cost of revenues. Exclusive of future acquisitions, amortization of purchased technology will remain relatively flat in 2004 primarily as a result of a full year of amortization on purchased technology related to four acquisitions during 2003 offset by the complete amortization of purchased technology related to a prior year acquisition.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. Service and support revenues increased for 2003 compared to 2002 primarily due to growth in physical verification and analysis support revenue and strength in systems design software support revenue. The 3% increase in service and support revenues, 2% of which was attributable to a weaker United States dollar, was not as significant as the corresponding 23% increase in the system and software revenues due to a greater allocation of available funds to the Company’s products, instead of support, by the Company’s customers due to the continued weakness in the economy.

IKOS support revenues for the period from March 27 to December 31, 2002 of $11,394 have been included in the Company’s 2002 revenues. Additionally, Innoveda service and support revenues for the period from May 29 to December 31, 2002 of

$14,989 have been included in the Company’s 2002 revenues. These increases in 2002 over 2001 were partially offset by a 40% decrease in consulting revenue as a result of cuts in spending by the Company’s customers.

Professional service revenues totaled approximately $25,000, $25,000 and $40,000 in 2003, 2002 and 2001, respectively. Professional service revenues remained flat in 2003 as a result of the continued weakness in the economy. The decrease in 2002 was attributable to cuts in spending by the Company’s customers as a result of the downturn in the economy.

Service and support gross margins remained flat as a percentage for 2003 compared to 2002, including a 1% increase attributable to a weaker United States dollar. Service and support gross margins increased in 2002 primarily due to cuts in professional service costs as a result of workforce rebalances by the Company and due to a decrease in variable compensation due to the decrease in revenue, excluding the impact of acquisitions.

Geographic Revenues Information

Year ended December 31,	2003	Change	2002	Change	2001
Americas	$331,307	8%	$305,542	4%	$293,828
Europe	$188,657	20%	$157,679	(9)%	$174,025
Japan	$100,737	23%	$81,757	(17)%	$97,947
Pacific Rim	$54,967	7%	$51,201	48%	$34,571

Total	$675,668		$596,179		$600,371

Revenues increased in the Americas in 2003 primarily as a result of higher software product sales, partially offset by declines in both software support and consulting revenues. Revenues increased in the Americas in 2002 primarily as a result of the acquisitions that occurred in the first half of 2002. This increase was partially offset by declines in both base product sales and consulting revenues. Revenues outside the Americas represented 51%, 49% and 51% of total revenues in 2003, 2002 and 2001, respectively. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 2% in 2003 and 1% in 2002. Exclusive of currency effects, higher revenues in Europe for 2003 were primarily a result of higher software product and emulation hardware system sales and an increase in service revenue, while lower revenues in Europe for 2002 were primarily a result of declines in the Company’s base product sales and consulting revenues. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 7% in 2003 and negatively impacted Japanese revenues by approximately 1% in 2002. Exclusive of currency effects, higher revenues in Japan for 2003 were primarily a result of higher software product and emulation hardware system sales and an increase in service revenue, while lower revenues in Japan for 2002 were primarily attributable to a decline in the Company’s base product sales. Revenues increased in Pacific Rim in 2003 primarily as a result of higher software product and support sales partially offset by lower emulation hardware system sales. Higher revenues in Pacific Rim in 2002 were attributable to growth in both product and support sales. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results may be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,	2003	Change	2002	Change	2001
Research and development	$184,797	13%	$164,228	19%	$137,799
Marketing and selling	$245,170	12%	$218,963	10%	$198,639
General and administration	$75,984	5%	$72,491	12%	$64,954
Amortization of intangible assets	$3,883	72%	$2,255	(70)%	$7,520
Emulation litigation settlement	$20,264	—	$—	—	$—
Special charges	$14,120	128%	$6,184	(87)%	$46,343
Merger and acquisition related charges	$1,860	(94)%	$28,700	—	$—

Research and Development

For 2003 compared to 2002, the increase in R&D costs was primarily attributable to acquisitions in the first half of 2002, resulting in higher R&D headcount and related costs, including an increase in variable compensation primarily due to performance above plan related to the Calibre product line, and due to a weaker United States dollar during 2003 that increased R&D expenses by approximately 2% in 2003. For 2002 compared to 2001, the increase in R&D costs was primarily attributable to acquisitions in 2002, resulting in higher headcount.

Marketing and Selling

For 2003 compared to 2002, the increase in marketing and selling costs was primarily attributable to an increase in variable compensation due to higher revenues and due to a weaker United States dollar during 2003 that increased marketing and selling expenses by approximately 3% in 2003. For 2002 compared to 2001, the increase in marketing and selling costs was primarily attributable to acquisitions in 2002, resulting in higher headcount.

General and Administration

For 2003 compared to 2002, the increase in general and administration costs was primarily attributable to an increase in variable compensation due to growth in operating income and due to a weaker United States dollar during 2003 that increased general and administration expenses by approximately 2% in 2003. These increases were partially offset by a decrease in Quickturn litigation expenses as a result of the settlement of this litigation during 2003. For 2002 compared to 2001, the increase in general and administration costs was primarily attributable to acquisitions in 2002, resulting in higher headcount, and a net increase in non-Quickturn related legal costs. These increases were partially offset by a decrease in variable compensation due to the decrease in operating income. General and administration expenses include costs of the Quickturn litigation of $3,323, $6,588 and $7,758 for 2003, 2002 and 2001, respectively.

Amortization of Intangible Assets

Amortization of intangible assets increased from 2002 to 2003 and decreased from 2001 to 2002. For 2003 compared to 2002, the increase was primarily attributable to the recognition of a full year of amortization related to three acquisitions during 2002. For 2002 compared to 2001, the decrease was primarily attributable to the termination of goodwill amortization in 2002 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangibles,” partially offset by the amortization related to additional intangible assets acquired through acquisitions in the first half of 2002. Exclusive of future acquisitions, amortization of intangible assets is expected to decrease slightly in 2004 primarily as a result of the complete amortization of certain intangible assets acquired through acquisitions in 2002.

Emulation Litigation Settlement

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they have agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, an accrual for expected costs to make available certain of its products to the OpenAccess computing environment as specified in the settlement agreement and attorneys’ fees.

Special Charges

During 2003, the Company recorded special charges of $14,120. The charges primarily consist of costs incurred for excess leased facility costs and employee terminations.

Excess leased facility costs of $10,034 in 2003 consist of $4,925 in non-cancelable lease payments primarily for three facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded $4,608 in adjustments to previously recorded non-cancelable lease payments primarily for the leases of two facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded a $501 write-off of leasehold improvements for facility leases in Europe and in North America that were permanently abandoned.

The Company rebalanced the workforce by 126 employees during 2003. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $4,000 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs will be expended in the first half of 2004. There have been no significant modifications to the amount of these charges.

During 2002, the Company recorded special charges of $6,184. The charges primarily consist of costs incurred for employee terminations, partially offset by a net benefit from reduction of accrued excess leased facility costs. Additionally, a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years was included in special charges.

In addition to acquisition related terminations of 176, the Company rebalanced the workforce by 332 employees during 2002. This reduction primarily impacted the sales organization, research and development organization and, to a lesser extent, the consulting division. Employee severance costs of $12,023 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were expended in 2002 and 2003. There have been no significant modifications to the amount of these charges.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following acquisitions in 2002. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $777 as a result of changes in assumptions regarding lease payments for an abandoned facility in Europe. In 2002, the Company also recorded $1,223 related to non-cancelable lease payments, net of sublease income, and a $299 write-off of assets and leasehold improvements for leases of facilities in North America, Europe and Japan that the Company had committed to permanently abandon in 2003. The majority of the non-cancelable lease payments on these excess leased facilities were expended during 2003.

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

Excess leased facility costs consisted of non-cancelable lease payments of $9,560 and write-off of leasehold improvements of $954 for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of estimated sublease income. Non-cancelable lease payments on excess leased facilities will be expended over 14 years, with the majority to be expended over 5 years.

The Company rebalanced the workforce by 79 employees during 2001. This reduction primarily impacted the sales organization and to a lesser extent the consulting division. Employee severance costs of $3,365 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount was primarily expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

Merger and Acquisition Related Charges

In 2003, the Company incurred merger and acquisition related charges of $1,710 for in-process R&D related to three acquisitions during the year. In addition, during 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries. In 2002, the Company incurred merger and acquisition related charges of $28,700 for in-process R&D related to three acquisitions during the year. In 2001, the Company incurred no merger and acquisition related charges.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2002 and 2003 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

The aggregate in-process R&D charge related to the 2003 acquisitions was $1,710. The R&D efforts of the acquired companies at the time of acquisition were focused on the development of various products.

The in-process R&D charge related to the 2002 ATI acquisition was $4,000. At the date of the ATI acquisition, the R&D efforts were focused on the development of the Nucleus and code|lab products. The in-process R&D charge related to each of those projects was $1,500 and $2,500, respectively. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 414% beginning in year two to a revenue decline of 51% in year eight; cost of revenues of approximately 15% of revenue in each year; selling, general and administrative expenses ranging from 49% of revenue in year one to 35% of revenue in year eight and maintenance of 5% of revenue in each year. The rate used to discount the net cash flows from the purchased in-process technology was 35%.

The in-process R&D charge related to the 2002 IKOS acquisition was $12,000. At the date of the IKOS acquisition, the R&D efforts were focused on the development of the next generation Vstation product, including the additional functionalities of a co-modeling tool, more capacity and an FPGA compiler. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 194% beginning in year two to 30% in year six; cost of revenues of 20% of revenue in each year; selling, general and administrative expenses ranging from 50% of revenue in year one to 35% of revenue in year six and maintenance of 5% of revenue in each year. The rate used to discount the net cash flows from the purchased in-process technology was 30%.

The in-process R&D charge related to the 2002 Innoveda acquisition was $12,700. At the date of the Innoveda acquisition, the R&D efforts were focused on the development of the following products: Integrated PCB, QUIETTM Expert and TransDesign v1.4. The in-process R&D charge related to each of those projects was $11,600, $300 and $800, respectively. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 528% for certain products beginning in year two to a revenue decline of 48% in year six; cost of revenues of 18% of revenue in each year; selling, general and administrative expenses of 30% of revenue in each year and maintenance ranging from 2% to 7% of revenue in each year. The rate used to discount the net cash flows from the purchased in-process technology was 35% for Integrated PCB and 50% for QUIET Expert and TransDesign v1.4.

Other Income, Net

Year ended December 31,	2003	2002	2001
Other income, net	$5,460	$6,905	$10,932

Interest income was $5,679, $6,653 and $11,954 in 2003, 2002 and 2001, respectively, which includes income relating to the time value of foreign currency contracts of $480, $1,020 and $2,454 in 2003, 2002 and 2001, respectively. The decrease in interest income from 2001 to 2002 was primarily a result of lower cash balances in 2002 due to three acquisitions during the year. Foreign currency loss was $1,481 and $199 in 2003 and 2002, respectively, compared to a gain of $689 in 2001 due to fluctuations in currency rates. Minority interest expense was $281, $703 and $408 in 2003, 2002 and 2001, respectively. In addition, other income, net was favorably impacted by gain on sale of investments of $2,390, $2,438 and $933 in 2003, 2002 and 2001, respectively.

Interest Expense

Interest expense was $17,224, $11,696 and $2,504 in 2003, 2002 and 2001, respectively. Interest expense increased in 2003 and 2002 primarily as a result of the issuance of the Company’s convertible subordinated notes and debentures in June 2002 and August 2003, respectively. In addition, interest expense increased in 2002 as a result of $2,104 in loan fees and $659 for the amortization of convertible subordinated notes fees. The Company recorded interest expense relating to the time value of foreign currency contracts of $669, $551 and $194 in 2003, 2002 and 2001, respectively.

Provision for Income Taxes

The provision for income taxes was a benefit of $6,804 and $4,303 in 2003 and 2002, respectively, and an expense of $7,767 in 2001. In 2003, the Company’s book net income before income taxes of $1,129 consisted of $27,494 of pre-tax loss in the United States and $28,623 of foreign pre-tax income. The income tax benefit of $6,804 in 2003 was primarily the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. Deferred tax assets consist of net operating loss carryforwards in several tax jurisdictions, including the United States, credit carryovers and timing differences between book and tax income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes otherwise differs from tax computed at the federal statutory income tax rate due to the impact of the tax rate differential on earnings of foreign subsidiaries, state taxes and amortization of the deferred tax charge.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2003, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $216,309. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

As of December 31, 2003, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $43,199, foreign tax credits of $13,152 and research and experimentation credit carryforwards of $16,798. As of December 31, 2003, the Company, for state income tax purposes, had net operating loss carryforwards totaling $55,871 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $5,464. As of December 31, 2003, the Company also had net operating losses in multiple foreign jurisdictions of $33,190. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2004 and 2023, the foreign tax credits will expire between 2004 and 2008 and research and experimentation credit carryforwards between 2004 and 2023.

In 2002, the Company transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of its wholly owned foreign subsidiaries in a transaction that was projected to generate approximately $110,000 of taxable gain for federal and state income tax purposes over the next three years, with approximately $65,000 recognized in 2002. Due to the intercompany nature of the transfer, the associated income tax expense was to be recorded over a three-year period, and $6,783 of expense was recorded in 2002. The remaining federal and state income tax expense of $25,463 was recorded as a deferred tax charge included in other assets to be amortized to the book provision for income taxes over the remaining years. The recognition of a taxable gain in the United States allowed the Company to utilize domestic deferred tax assets for which a valuation allowance had previously been taken. Accordingly, primarily as a result of the intercompany sale, the valuation allowance for deferred tax assets decreased by $22,223 in 2002, with $20,831 of the related benefit being applied directly to contributed capital as a tax benefit of stock option exercises.

In 2003, the Company reduced the amount payable by its foreign subsidiary for the transfer of IKOS technology rights by approximately $45,000. This was due to declining emulation revenue primarily attributable to lower prices paid by customers as a result of intense competition and the weakened economy. As a result of the corresponding decrease in the projected taxable gain, the deferred tax charge recorded in 2002 for this transaction was reduced by $17,940. The amortization of deferred tax charge for 2003 was $3,060. The remaining balance of the deferred tax charge as of December 31, 2003 was $4,463. The decrease in projected income tax expense from this transaction resulted in the restoration of $13,900 of deferred tax assets that were not utilized under the revised transaction.

The Company had net deferred tax assets of $78,808 at December 31, 2003, an increase of $45,964 from December 31, 2002. This increase was a result of current year net operating losses in the United States and certain other jurisdictions, the intercompany technology transfer discussed above and an adjustment relating to the purchase of IKOS, recording additional deferred tax assets identified in the preparation of the final pre-acquisition IKOS tax return and correspondingly decreasing goodwill.

Under SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. A portion of the valuation allowance for deferred tax assets relates to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits will be applied directly to increase contributed capital. A portion of the valuation allowance for deferred tax assets relates to certain of the tax attributes acquired from IKOS, for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The Company has settled its federal income tax obligations through 1991 and is currently under an Internal Revenue Service examination in the United States for years 2000 and 2001. The results of this examination are unknown at this time; however, the Company believes the provisions for income taxes for years since 1991 are adequate.

Effects of Foreign Currency Fluctuations

Approximately half of the Company’s revenues and approximately one-third of its expenses are generated outside of the United States. For 2003 and 2002, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as substantially all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for 90-day to one-year periods and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $25,922 at December 31, 2003 from $17,606 at December 31, 2002. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2002 as a result of a weaker United States dollar at the close of 2003 versus 2002.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. On January 1, 2003, the Company adopted SFAS No. 143. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its financial statements about the obligations associated with guarantees issued. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. Adoption of this interpretation did not have an impact on the Company’s financial position or results of operations. Additionally, the Company has adopted the disclosure provisions herein.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. Variable interest entities are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” defines a variable interest entity and provides guidelines on identifying and assessing an enterprise’s interests in variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, the provisions of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Adoption of this interpretation did not have an impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Adoption of this statement did not have an impact on the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF No. 00-21 apply to revenue transactions entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue did not have an impact on the Company’s financial position or results of operations as the elements of the Company’s transactions are generally software-related and subject to SOP 97-2.

In August 2003, the EITF reached a consensus on EITF No. 03-5, “Applicability of AICPA Statement Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software.” EITF No. 03-5 provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2, and accordingly, whether multiple elements arrangements are to be accounted for in accordance with EITF No. 00-21 or SOP 97-2. Adoption of this issue did not have an impact on the Company’s financial position or results of operations as the elements of the Company’s transactions are generally software-related and subject to SOP 97-2.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. SAB No. 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF No. 00-21. Adoption of this bulletin did not have a material impact on the Company’s financial position or results of operations as the Company’s revenue transactions are subject to SOP 97-2.

Liquidity and Capital Resources

Year Ended December 31,	2003	2002
Current assets	$340,945	$240,194
Cash and investments, short-term	$71,324	$38,826
Cash used in operating activities	$(14,631)	$(4,516)
Cash used in investing activities, excluding short-term investments	$(38,441)	$(306,354)
Cash provided by financing activities	$84,641	$195,715

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $71,324 at December 31, 2003, an increase of $32,498, or 84%, from $38,826 at December 31, 2002. Cash used in operating activities was $14,631 in 2003 compared to $4,516 in 2002. The decrease in cash flows from operating activities was primarily due to an increase in accounts receivable. The decrease in cash flows from operating activities was partially offset by net income of $7,933 in 2003 as compared to a net loss of $14,314 in 2002. In addition, cash flows from operating activities for 2003 and 2002 were positively impacted by (i) non-cash asset write-downs of $2,587 and $28,700, respectively, (ii) tax benefit of employee stock option plans of $3,458 and $20,831, respectively, and (iii) amortization of intangible assets and deferred tax charge of $18,704 and $16,385, respectively.

Cash used in investing activities, excluding short-term investments, was $38,441 in 2003 compared to $306,354 in 2002. The decrease of $267,913 in 2003 was primarily due to cash paid for acquisitions of $17,299 in 2003 compared to $288,383 in 2002. Cash used in investing activities also included capital expenditures of $23,532 and $20,409 in 2003 and 2002, respectively.

Cash provided by financing activities was $84,641 in 2003 compared to $195,715 in 2002. The decrease of $111,074 in 2003 was primarily due to the difference between proceeds of $110,000 and $177,831 received from the issuance of long-term notes payable in 2003 and 2002, respectively. During 2003, the Company repurchased shares of its common stock for $29,785. In addition, the Company made repayments of short-term borrowings of $11,400 in 2003 compared to borrowings of $13,599 in 2002. Financing cash flows were positively impacted by proceeds from the issuance of common stock upon exercise of stock options and employee stock plan purchases of $22,625 and $17,663 in 2003 and 2002, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net increased to $223,670 at December 31, 2003 from $159,657 at December 31, 2002. Excluding the current portion of term receivables of $119,627 and $81,697, average days sales outstanding were 46 days and 39 days at December 31, 2003 and 2002, respectively. Average days sales outstanding in total accounts receivable increased from 80 days at the end of 2002 to 100 days at the end of 2003. The increase in total accounts receivable days sales outstanding was primarily due to a higher percentage of product revenue from term versus perpetual contracts in 2003, some of which reflect front-end weighted customer payment schedules, and to a lesser extent, maturities of back-end loaded term transactions. In quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. As a result, if the Company’s mix of contracts were to shift to a higher percentage of term contracts, average days sales outstanding would be expected to increase. In addition, the Company sold no short-term accounts receivable in the fourth quarter of 2003 compared to sales of accounts receivable of $13,441 to a financing institution on a non-recourse basis in the fourth quarter of 2002. The Company records a sale when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Term Receivables, Long-Term

Term receivables, long-term increased to $98,207 at December 31, 2003 from $78,431 at December 31, 2002. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to the increase in term agreements during 2003 and 2002, which were included in term receivables, long-term at December 31, 2003.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities increased to $80,484 at December 31, 2003 from $51,250 at December 31, 2002. The increase was primarily due to (i) an increase in the 2003 accrued annual incentive compensation and (ii) an increase in accrued payroll taxes due to timing of payment, and (iii) increased employee stock purchase plan withholdings.

Accrued Liabilities

Accrued liabilities decreased to $37,719 at December 31, 2003 from $45,233 at December 31, 2002. The decrease was primarily due to payments for restructuring and merger costs.

Capital Resources

Expenditures for property and equipment increased to $23,532 for 2003 compared to $20,409 for 2002. Expenditures in 2003 and 2002 did not include any individually significant projects. In 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel, (ii) Translogic, (iii) the distributorship, Mentor Italia and (iv) the business and technology of DDE and (v) First Earth Limited, which resulted in net cash payments of $13,229. Additionally, the Company paid $4,070 primarily relating to a holdback on a prior year acquisition. In 2002, the Company completed three business acquisitions which resulted in net cash payments of $288,383.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A for general corporate purposes and to fund the purchase of 1,750 shares of the Company’s stock. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate for 2003 was 2.80%. The Company pays interest on the Debentures quarterly in February, May, August and November. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

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

In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The weighted average interest rate for 2003 was 3.73%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at December 31, 2003.

The Company’s primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service and acquisition opportunities that may arise. The Company’s primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. The Company anticipates that current cash balances, anticipated cash flows from operating activities, including the effects of financing customer term receivables, and amounts available under existing credit facilities will be sufficient to meet its working capital needs on a short-term and long-term basis. The Company’s sources of liquidity could be adversely affected by a decrease in demand for the Company’s products or a deterioration of the Company’s financial ratios.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities, and equipment.

Contractual Obligations

The Company is contractually obligated to make the following payments as of December 31, 2003:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$282,500	$—	$—	$172,500	$110,000
Other long-term notes payable	3,842	—	3,819	23	—
Other long-term liabilities	23,161	—	9,127	6,781	7,253
Short-term borrowings	6,450	6,450	—	—	—
Capital leases	886	460	426	—	—
Purchase obligations	235	235	—	—	—
Operating leases	142,680	28,988	42,759	30,900	40,033

Total contractual obligations	$459,754	$36,133	$56,131	$210,204	$157,286

Outlook for 2004

Revenues for the year 2004 are expected in the range of $722,000. Gross margin is expected to average 85% for the year. Operating expenses are estimated to be about $541,000. The total of interest expense and other income, net is expected to be an expense of approximately $14,000. The tax rate is expected to be 17% for the year.

Factors That May Affect Future Results and Financial Condition

The statements contained under “Outlook for 2004” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for 2004”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries have experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both companies in these industries and their customers’ products and a decline in general economic conditions. These downturns have caused diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Certain integrated circuit manufacturers and electronics systems companies announced a slowdown of demand and production in 2001, which has continued. During downturns such as the current one, the number of new design projects decreases. The current slowdown has reduced, and any future downturns are likely to further reduce, the Company’s revenue and could materially adversely affect the Company.

Fluctuations in quarterly results of operations due to the timing of significant orders and the mix of licenses used to sell the Company’s products could hurt the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a majority of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenue comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected and the Company could fail to meet investors’ expectations which could adversely affect the Company’s stock price.

The Company uses fixed-term license agreements as a standard business practice. These multi-year, multi-element term license agreements are typically three years in length, with payments spread over the license term and with customers the Company believes are credit-worthy. These agreements increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If the Company is unable to collect under any of these multi-million dollar agreements, the Company’s results of operations could be adversely affected.

The Company uses these fixed-term license agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on the Company’s results. In a situation in which a risk of concession may exist on a term license agreement, revenue is recognized on a due and payable basis.

The Company’s revenue is also affected by the mix of licenses entered into where the Company recognizes software product revenue as payments become due and payable or ratably over the license term as compared to revenue recognized at the beginning of the license term. The Company recognizes revenue ratably over the license term when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition would result in increased deferral of software product revenue to future periods and would decrease current revenue, possibly resulting in the Company not meeting revenue expectations.

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

Forecasting the Company’s tax rates is complex and subject to uncertainty.

Forecasts of the Company’s income tax position and resultant effective tax rate are complex and subject to uncertainty as the Company’s income tax position for each year combines the effects of a mix of profits (losses) earned by the company and its subsidiaries in tax jurisdictions with a broad range of income tax rates as well as benefits from available deferred tax assets and costs resulting from tax audits. In order to forecast the Company’s global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, the Company’s actual tax rate could be materially different than forecast.

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

The Company realizes approximately half of the Company’s revenue from customers outside the United States and approximately one third of the Company’s expenses are generated outside of the United States. Significant changes in exchange rates can have an adverse effect on the Company. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion above. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

Delay in production of components or the ordering of excess components for the Company’s Mentor Emulation Division hardware products could materially adversely affect the Company.

The success of the Company’s Mentor Emulation Division depends on the Company’s ability to:

•	procure hardware components on a timely basis from a limited number of suppliers;

•	assemble and ship systems on a timely basis with appropriate quality control;

•	develop distribution and shipment processes;

•	manage inventory and related obsolescence issues; and

•	develop processes to deliver customer support for hardware

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

Any armed conflict entered into by the United States could have an impact on the Company’s sales and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The Company currently has operations in Pakistan and Egypt, countries that maybe particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at December 31, 2003. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars:	Carrying Value	Average Fixed Interest Rate
In thousands, except interest rates
Cash equivalents – fixed rate	$46,899	1.17%
Short-term investments – fixed rate	2,991	1.07%

Total fixed rate interest bearing instruments	$49,890	1.16%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at December 31, 2003. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at December 31, 2003. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At December 31, 2003 the Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The weighted average interest rate for 2003 was 3.73%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at December 31, 2003.

The Company had other long-term notes payable of $4,268 and short-term borrowings of $6,910 outstanding at December 31, 2003 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $112.

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

The Company enters into foreign currency option contracts for forecasted sales and commission transactions between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of December 31, 2003, the Company had no foreign currency options contracts outstanding for forecasted sales and commission transactions between its foreign subsidiaries. Subsequent to December 31, 2003, the Company has entered into foreign currency option and forward contracts for 2004 forecasted transactions between its foreign subsidiaries.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of December 31, 2003 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in January 2004.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$17,609	1.24	USD
Japanese yen	10,244	107.41	JPY
British pound sterling	7,298	1.76	USD
Canadian dollar	4,549	1.33	CAD
Swedish krona	1,690	7.29	SEK
Danish krona	1,297	6.01	DKK
Other	3,157	—

Total	$45,844

Item 8.	Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended December 31,	2003	2002	2001
In thousands, except per share data
Revenues:
System and software	$394,449	$321,994	$333,215
Service and support	281,219	274,185	267,156

Total revenues	675,668	596,179	600,371

Cost of revenues:
System and software	22,721	27,665	23,485
Service and support	84,554	82,831	87,936
Amortization of purchased technology	9,422	6,688	3,252

Total cost of revenues	116,697	117,184	114,673

Gross margin	558,971	478,995	485,698

Operating expenses:
Research and development	184,797	164,228	137,799
Marketing and selling	245,170	218,963	198,639
General and administration	75,984	72,491	64,954
Amortization of intangible assets	3,883	2,255	7,520
Emulation litigation settlement	20,264	—	—
Special charges	14,120	6,184	46,343
Merger and acquisition related charges	1,860	28,700	—

Total operating expenses	546,078	492,821	455,255

Operating income (loss)	12,893	(13,826)	30,443
Other income, net	5,460	6,905	10,932
Interest expense	(17,224)	(11,696)	(2,504)

Income (loss) before income taxes	1,129	(18,617)	38,871
Provision for (benefit from) income taxes	(6,804)	(4,303)	7,767

Net income (loss)	$7,933	$(14,314)	$31,104

Net income (loss) per share:
Basic	$0.12	$(.22)	$0.48

Diluted	$0.11	$(.22)	$0.46

Weighted average number of shares outstanding:
Basic	67,680	65,766	64,436

Diluted	70,464	65,766	67,681

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of December 31,	2003	2002
In thousands
Assets
Current assets:
Cash and cash equivalents	$68,333	$34,969
Short-term investments	2,991	3,857
Trade accounts receivable, net of allowance for doubtful accounts of $4,149 in 2003 and $3,852 in 2002	223,670	159,657
Other receivables	7,003	8,987
Inventory	5,489	4,141
Prepaid expenses and other	14,672	11,756
Deferred income taxes	18,787	16,827

Total current assets	340,945	240,194
Property, plant and equipment, net	91,350	90,259
Term receivables, long-term	98,207	78,431
Goodwill	290,352	300,783
Intangible assets, net	35,929	41,388
Deferred income taxes	60,021	16,017
Other assets	23,884	37,776

Total assets	$940,688	$804,848

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,910	$17,670
Accounts payable	18,105	17,110
Income taxes payable	35,122	40,784
Accrued payroll and related liabilities	80,484	51,250
Accrued liabilities	37,719	45,233
Deferred revenue	74,662	72,902

Total current liabilities	253,002	244,949
Notes payable	286,768	177,685
Other long-term liabilities	23,161	19,275

Total liabilities	562,931	441,909

Commitments and contingencies (Note 17)
Minority interest	3,391	3,219
Stockholders’ equity:
Common stock, no par value, authorized 100,000 shares; 68,277 and 66,629 issued and outstanding for 2003 and 2002, respectively	294,180	297,995
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Deferred compensation	(2,601)	(4,761)
Retained earnings	57,800	49,867
Accumulated other comprehensive income	24,987	16,619

Total stockholders’ equity	374,366	359,720

Total liabilities and stockholders’ equity	$940,688	$804,848

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended December 31,	2003	2002	2001
In thousands

Operating Cash Flows:
Net income (loss)	$7,933	$(14,314)	$31,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	23,146	21,426	17,724
Amortization	18,704	16,385	10,770
Deferred income taxes	(12,223)	(3,873)	(12,670)
Changes in other long-term liabilities and minority interest	2,805	(7,703)	7,482
Tax benefit of employee stock option plans	3,458	20,831	1,697
Write-down of assets	2,587	28,700	35,922
Gain on sale of investments	(2,390)	(2,438)	(933)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(52,676)	2,272	15,576
Prepaid expenses and other	(2,561)	(20,238)	1,517
Term receivables, long-term	(14,798)	(16,361)	(25,802)
Accounts payable and accrued liabilities	23,164	(14,050)	(23,274)
Income taxes payable	(10,642)	(4,662)	9,509
Deferred revenue	(1,138)	(10,491)	(10,945)

Net cash provided by (used in) operating activities	(14,631)	(4,516)	57,677

Investing Cash Flows:
Proceeds from the sales and maturities of short-term Investments	3,857	33,659	71,778
Purchases of short-term investments	(2,991)	(7,902)	(64,450)
Purchases of property, plant and equipment	(23,532)	(20,409)	(18,690)
Proceeds from sale of investments	2,390	2,438	933
Acquisitions of businesses and equity interests	(17,299)	(288,383)	(6,216)

Net cash used in investing activities	(37,575)	(280,597)	(16,645)

Financing Cash Flows:
Proceeds from issuance of common stock	22,625	17,663	18,623
Repurchase of common stock	(29,785)	—	(39,658)
Repurchase of warrant	—	—	(2,000)
Net increase (decrease) in short-term borrowings	(11,400)	13,599	—
Note issuance costs	(5,161)	(5,518)	—
Proceeds from long-term notes payable	110,000	177,831	—
Repayments of long-term notes payable	(1,638)	(7,860)	(1,000)

Net cash provided by (used in) financing activities	84,641	195,715	(24,035)

Effect of exchange rate changes on cash and cash equivalents	929	338	(2,080)

Net change in cash and cash equivalents	33,364	(89,060)	14,917
Cash and cash equivalents at the beginning of the year	34,969	124,029	109,112

Cash and cash equivalents at the end of the year	$68,333	$34,969	$124,029

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at December 31, 2000	64,624	$267,010	—	$34,208	$15,319		$316,537
Net income	—	—	—	31,104	—	$31,104	31,104
Foreign currency translation adjustment, before tax benefit of $697	—	—	—	—	(3,483)	(3,483)	(3,483)
Unrealized gain on investments reported at fair value	—	—	—	—	2,118	2,118	2,118
Reclassification adjustment for investment gains included in net income	—	—	—	—	(933)	(933)	(933)
Unrealized gain on derivatives	—	—	—	—	3,227	3,227	3,227

Comprehensive income	—	—	—	—	—	$32,033	—

Stock issued under stock option and stock purchase plans	1,703	18,623	—	—	—		18,623
Tax benefit associated with the exercise of stock options	—	1,697	—	—	—		1,697
Repurchase of common stock	(1,621)	(39,658)	—	—	—		(39,658)
Repurchase of warrant	—	(2,000)	—	—	—		(2,000)
Dividends to minority owners	—	—	—	(1,024)	—		(1,024)

Balance at December 31, 2001	64,706	245,672	—	64,288	16,248		326,208
Net loss	—	—	—	(14,314)	—	$(14,314)	(14,314)
Foreign currency translation adjustment, after tax of $1,374	—	—	—	—	6,870	6,870	6,870
Unrealized gain on investments reported at fair value	—	—	—	—	153	153	153
Reclassification adjustment for investment gains included in net loss	—	—	—	—	(2,438)	(2,438)	(2,438)
Minimum pension liability, before tax benefit of $163	—	—	—	—	(816)	(816)	(816)
Unrealized losses on derivatives	—	—	—	—	(3,398)	(3,398)	(3,398)

Comprehensive loss	—	—	—	—	—	$(13,943)	—

Stock options and warrant issued in connection with acquisitions	—	14,479	—	—	—		14,479
Deferred compensation for unvested stock options issued in connection with acquisitions	—	—	(6,460)	—	—		(6,460)
Amortization of deferred compensation	—	—	1,049	—	—		1,049
Forfeitures of unvested stock options issued In connection with acquisitions	—	(650)	650	—	—		—
Stock issued under stock option and stock purchase plans	1,923	17,663	—	—	—		17,663
Tax benefit associated with the exercise of stock options	—	20,831	—	—	—		20,831
Dividends to minority owners	—	—	—	(107)	—		(107)

Balance at December 31, 2002	66,629	297,995	(4,761)	49,867	16,619		359,720
Net income	—	—	—	7,933	—	$7,933	7,933
Foreign currency translation adjustment, after tax of $1,414	—	—	—	—	8,316	8,316	8,316
Minimum pension liability, before tax benefit of $20	—	—	—	—	(119)	(119)	(119)
Unrealized gains on derivatives	—	—	—	—	171	171	171

Comprehensive income	—	—	—	—	—	$16,301	—

Amortization of deferred compensation	—	—	2,047	—	—		2,047
Stock issued under stock option and stock purchase plans	3,398	22,625	—	—	—		22,625
Forfeitures of unvested stock options issued In connection with acquisitions	—	(113)	113	—	—		—
Tax benefit associated with the exercise of stock options	—	3,458	—	—	—		3,458
Repurchase of common stock	(1,750)	(29,785)	—	—	—		(29,785)

Balance at December 31, 2003	68,277	$294,180	$(2,601)	$57,800	$24,987		$374,366

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Notes to Consolidated Financial Statements

All numerical references in thousands, except percentages, per share data and number of employees

1.	Nature of Operations

The Company is a supplier of electronic design automation (EDA) systems — advanced computer software, emulation systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. The Company licenses its products through its direct sales force and a channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT”. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as variable interest entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities, and equipment, as described in Note 17.

Foreign Currency Translation

Local currencies are the functional currencies for the Company’s foreign subsidiaries except for Ireland, Singapore and Egypt where the United States dollar is used as the functional currency. Assets and liabilities of foreign operations, excluding Ireland, Singapore and Egypt, are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. The accounting records for the Company’s subsidiaries in Ireland, Singapore and Egypt are maintained in United States dollars and accordingly no translation is necessary. Foreign currency transaction gains and losses are included as a component of other income and expense.

Use of Estimates

Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and certificates of deposit, commercial paper and other highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $46,899 and $11,427 at December 31, 2003 and 2002, respectively.

Short-Term and Long-Term Investments

The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days and less than one year. Long-term investments, included in other assets on the accompanying consolidated financial statements, include investments with original maturities in excess of one year and equity securities. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income.

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

The carrying amounts of cash equivalents, short-term investments, trade accounts receivable, term receivables, short-term borrowings, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments or as amounts have been appropriately discounted. Available for sale securities and foreign exchange forward and option contracts are recorded based on quoted market prices. The fair value of long-term notes payable was $297,188 and $145,997, as of December 31, 2003 and 2002, respectively, as compared to carrying values of $286,768 and $177,685 at December 31, 2003 and 2002, respectively. The fair value of long-term notes payable was based on the quoted market price or based on rates available to the Company for instruments with similar terms and maturities. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

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

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired from the Company’s business combinations. Other intangible assets primarily include purchased technology, trademarks and customer relationships acquired in business combinations. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. While the Company’s reportable segments are based on geographic area, goodwill cannot be evaluated in that manner as the majority of acquired products are sold in all geographic areas. Therefore, the Company assigned goodwill resulting from the acquisitions in 2003 and 2002 to an enterprise-level reporting unit. In addition, the Company assigned all goodwill existing as of January 1, 2002 to an enterprise-level reporting unit. Other intangible assets continue to be amortized over their estimated lives. In-process research and development continues to be written-off immediately.

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

As required by SFAS No. 142, the Company completed the transitional goodwill impairment test as of June 30, 2002 and the annual goodwill impairment test as of December 31, 2003 and 2002. There was no impairment at any date. The Company recognized impairment in value of certain goodwill and purchased technology that resulted in associated write-downs of $23,665 and $8,077 in 2001. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the estimated lives as of the adoption date and December 31, 2003 are appropriate.

Purchased technology and other intangible asset costs are amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively. Under SFAS No. 142, “Goodwill and Other Intangibles”, effective on January 1, 2002, amortization of goodwill no longer occurs. Total goodwill, purchased technology and other intangible asset amortization expenses were $13,305, $8,943 and $10,770 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect for the years ended December 31, 2003, 2002, and 2001:

Year ended December 31,	2003	2002	2001
Net income (loss), as reported	$7,933	$(14,314)	$31,104
Goodwill amortization, net of tax	—	—	6,016

Adjusted net income (loss)	$7,933	$(14,314)	37,120

Basic net income (loss) per share – as reported	$0.12	$(0.22)	$0.48

Basic net income (loss) per share – as adjusted	$0.12	$(0.22)	$0.58

Diluted net income (loss) per share – as reported	$0.11	$(0.22)	$0.46

Diluted net income (loss) per share – as adjusted	$0.11	$(0.22)	$0.55

As of December 31, 2003, the carrying value of goodwill was $290,352, purchased technology was $31,274 and other intangible assets was $4,655, net of accumulated amortization of $12,347, $23,466 and $3,044, respectively. The Company reviewed its $4,080 of non-amortizable other intangible assets in 2003 and determined that these assets have an estimated remaining life of primarily five years; amortization of these assets commenced on January 1, 2003. The Company had no non-amortizable other intangible assets at December 31, 2003.

As of December 31, 2002, the carrying value of goodwill was $300,783, purchased technology was $35,466 and other intangible assets was $5,922, net of accumulated amortization of $12,347, $14,044 and $1,207, respectively. The carrying value of non-amortizable other intangible assets was $4,080.

The Company estimates the aggregate amortization expense related to purchased technology and other intangible assets will be $11,440, $10,774, $9,725, $3,990 and zero for each of the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not test, the Company has established a valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital, or decrease goodwill, in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance on such net deferred tax asset would be charged to expense in the period such determination was made.

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

The Company had $45,844 and $98,170 of notional value foreign currency forward and option contracts outstanding at December 31, 2003 and 2002, respectively. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts was $11 and $1,116 at December 31, 2003 and 2002, respectively.

Revenue Recognition

The Company derives system and software revenue from the sale of licenses of software products and emulation hardware systems. The Company derives service and support revenue from annual support contracts and professional services, which includes consulting services, training services and other services.

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. Product revenue from term license installment agreements are recognized upon shipment and start of the license term, provided persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. The Company uses term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. In a term license agreement where the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. Service and maintenance revenues are recognized over the service period.

The Company adopted Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” during 2003. The adoption of this provision did not have an impact on the Company’s financial position or results of operations.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of the Company’s products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to research and development expense in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $6,900, $7,200 and $5,400 for 2003, 2002 and 2001, respectively, and is included in marketing and selling expense in the accompanying consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Year ended December 31,	2003	2002	2001
Net income (loss), as reported	$7,933	$(14,314)	$31,104
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(22,134)	(19,325)	(16,449)

Pro forma net income (loss)	$(14,201)	$(33,639)	$14,655

Basic net income (loss) per share – as reported	$0.12	$(0.22)	$0.48
Basic net income (loss) per share – pro forma	$(0.21)	$(0.51)	$0.23
Diluted net income (loss) per share – as reported	$0.11	$(0.22)	$0.46
Diluted net income (loss) per share – pro forma	$(0.20)	$(0.51)	$0.22

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

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2001 and 2002 to conform with the 2003 presentation.

3.	Merger and Acquisition Related Charges

During 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia), (iv) the business and technology of DDE-EDA A/S (DDE), and (v) First Earth Limited. The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these five acquisitions was $13,846. The aggregate excess of tangible assets acquired over liabilities assumed was $456. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,710, goodwill of $7,230, technology of $3,910 and other identified intangible assets of $540. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to assist management in determining the allocation of the purchase price of these acquisitions. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The separate results of operations for the acquisitions during 2003 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

In addition, during 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

In February 2002, the Company acquired Accelerated Technology, Inc. (ATI), a provider of embedded software based in Mobile, Alabama. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $23,301, which included the fair value of a warrant issued of $361. The excess of liabilities assumed over tangible assets acquired was $1,932. In 2003, the Company recorded adjustments to increase the excess of liabilities assumed by $124 as a result of changes to the balances of acquired assets and liabilities that were identified subsequent to the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $4,000, goodwill of $16,805, technology of $6,500, other identified intangible assets of $880, net of related deferred tax liability of $2,952. The technology is being amortized to cost of revenues over five years. Of the $880 other identified intangible assets, $480 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible asset lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $400 is being amortized, primarily over five years, to operating expenses.

In March 2002, the Company acquired IKOS Systems, Inc. (IKOS), a provider of electronic design automation tools for the verification of integrated circuit designs. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $124,601, which included the fair value of options assumed totaling $3,823. In addition, the Company recorded severance costs related to IKOS employees of $4,284 and costs of vacating certain leased facilities of IKOS of $11,128. These costs will result in cash expenditures of $13,913, with the remainder being non-cash write-offs of leasehold improvements. Severance costs affected 70 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $27,607. In 2003, the Company recorded adjustments to increase the excess tangible assets acquired, and correspondingly decrease goodwill, by $16,383 as a result of additional deferred tax assets identified in the preparation and filing of the final pre-acquisition IKOS tax return. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,000, goodwill of $89,370, technology of $16,900, deferred compensation relating to assumed unvested employee stock options of $695, other identified intangible assets of $800, net of related deferred tax liability of $7,358. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over ten quarters to operating expenses and other identified intangible assets were amortized over one year to operating expenses.

In May 2002, the Company acquired Innoveda, Inc. (Innoveda), a worldwide leader in electronic design automation technology, software and services for businesses in the consumer electronics, computer, telecommunications, automotive and aerospace industries. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supported the premium paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $183,147, which included the fair value of options assumed totaling $10,295. In addition, the Company recorded severance costs related to Innoveda employees of $4,102 and costs of vacating certain leased facilities of Innoveda of $5,203. All of these costs will result in cash expenditures. Severance costs affected 106 employees across all employee groups. This reduction was due to the overlap of employee skill sets as a result of the acquisition. The excess of liabilities assumed over tangible assets acquired was $3,111. In 2003, the Company recorded adjustments to decrease the excess of liabilities assumed, and correspondingly decrease goodwill, by $2,562 as a result of changes to the balances of acquired assets and liabilities that were identified subsequent to the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $12,700, goodwill of $168,334, technology of $13,000, deferred compensation relating to assumed unvested employee stock options of $5,765 and other identified intangible assets of $5,450, net of related deferred tax liability of $9,686. The technology is being amortized to cost of goods sold over five years. Deferred compensation is being amortized over three years to operating expenses. Of the $5,450 other identified intangible assets, $3,600 was determined to have an indefinite life at the time of acquisition and was not being amortized. Based upon the Company’s review of its intangible asset lives, it was determined that as of January 1, 2003, this asset had an estimated remaining life of five years. Accordingly, the Company began amortizing this asset over five years to operating expenses. The remaining $1,850 is being amortized primarily over three years to operating expenses.

Subsequent to the acquisitions in 2002, the Company reversed $763 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2003 and 2002 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

4.	Emulation Litigation Settlement and Other Special Charges

Following is a summary of the major elements of the special charges including emulation litigation settlement:

Year ended December 31,	2003	2002	2001
Goodwill and purchased technology impairment	$—	$—	$31,742
Emulation litigation settlement	20,264	—	—
Excess leased facility costs	10,034	(5,110)	10,514
Employee severance	4,000	12,023	3,365
Terminated acquisitions	292	135	—
Other	(206)	(864)	722

Emulation litigation settlement and other special charges	$34,384	$6,184	$46,343

During 2003, the Company recorded special charges of $34,384. These charges primarily consisted of costs incurred for the settlement of emulation litigation, an accrual for excess leased facility costs and costs incurred for employee terminations.

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they have agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, an accrual for expected costs to make available certain of its products to the OpenAccess computing environment as specified in the settlement agreement and attorneys’ fees.

Excess leased facility costs of $10,034 in 2003 consist of $4,925 in non-cancelable lease payments primarily for three facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded $4,608 in adjustments to previously recorded non-cancelable lease payments primarily for leases of two facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded a $501 write-off of leasehold improvements for facility leases in Europe and in North America that were permanently abandoned.

The Company rebalanced the workforce by 126 employees during 2003. This reduction primarily impacted the sales organization and research and development organization. Employee severance costs of $4,000 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs will be expended in the first half of 2004. There have been no significant modifications to the amount of these charges. Additionally, a $142 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years was included in special charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2003:

	Accrued Special Charges at December 31, 2002	2003 Charges	2003 Payments	Accrued Special Charges at December 31, 2003 (1)
Emulation litigation settlement	$—	$20,264	$18,728	$1,536
Employee severance and related costs	7,917	4,000	9,236	2,681
Lease termination fees and other facility costs	3,153	10,034	3,153	10,034
Other costs	—	86	86	—

Total	$11,070	$34,384	$31,203	$14,251

(1)	Of the $14,251 total accrued special charges at December 31, 2003, $7,604 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $6,647 represents the short-term portion of accrued special charges.

During 2002, the Company recorded special charges of $6,184. The charges primarily consist of costs incurred for employee terminations, partially offset by a net benefit from reduction of accrued excess leased facility costs. Additionally, a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years was included in special charges.

In addition to acquisition related terminations of 176, the Company rebalanced the workforce by 332 employees during 2002. This reduction primarily impacted the sales organization, research and development organization and, to a lesser extent, the consulting division. Employee severance costs of $12,023 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were expended in 2002 and 2003. There have been no significant modifications to the amount of these charges.

The Company recorded excess leased facility costs for leases of facilities in North America and Europe in the fourth quarter of 2001 based on the presumption that such facilities would be permanently abandoned. During 2002, the Company determined that a facility in North America was to be re-occupied as a result of requirements following acquisitions in 2002. At that time, the remaining accrual for $5,855 was reversed. In addition, the Company reduced its accrual for lease termination fees by $777 as a result of changes in assumptions regarding lease payments for an abandoned facility in Europe. In 2002, the Company also recorded $1,223 related to non-cancelable lease payments, net of sublease income, and a $299 write-off of assets and leasehold improvements for leases of facilities in North America, Europe and Japan that the Company had committed to permanently abandon in 2003. The majority of the non-cancelable lease payments on these excess leased facilities were expended during 2003.

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

Excess leased facility costs consisted of non-cancelable lease payments of $9,560 and write-off of leasehold improvements of $954 for leases of four facilities in North America and Europe. These facilities were permanently abandoned and costs are net of estimated sublease income. Non-cancelable lease payments on excess leased facilities will be expended over 14 years, with the majority to be expended over 5 years.

The Company rebalanced the workforce by 79 employees during 2001. This reduction primarily impacted the sales organization and to a lesser extent the consulting division. Employee severance costs of $3,365 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were expended in 2001 and the remaining amount was primarily expended in the first half of 2002. There have been no significant modifications to the amount of these charges.

5.	Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound sterling where the Company is in a short position. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheet, was $11 and $1,116 at December 31, 2003 and 2002, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Year ended December 31,	2003	2002
Beginning balance	$(171)	$3,227
Changes in fair value of cash flow hedges	671	(1,752)
Hedge ineffectiveness recognized in earnings	—	138
Net gain transferred to earnings	(500)	(1,784)

Net unrealized loss	$—	$(171)

At December 31, 2003 the Company has no balance remaining relating to hedges of forecasted revenues and commission expenses expected to occur during 2004. The Company transferred $773 deferred loss and $694 deferred gain to system and software revenues relating to foreign currency contracts hedging revenues for the years ended December 31, 2003 and 2002, respectively. The Company transferred $1,273 and $1,090 deferred gain to marketing and selling expense relating to foreign currency contracts hedging commission expenses for the years ended December 31, 2003 and 2002, respectively. Due to lower than forecasted revenues, the Company discontinued several cash flow hedges during 2002 which resulted in the immediate recognition of $138 loss included in other income, net.

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

During 2002, the Company hedged its investment in its Japanese subsidiary with foreign currency contracts that were effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these foreign currency contracts, which were offset in whole or in part by translation gains and losses on the Japanese net assets hedged, were recorded as translation adjustments in accumulated other comprehensive income. The Company recorded a net loss of $14 in accumulated translation adjustment on foreign currency contracts hedging foreign net investments for the year ended December 31, 2002.

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $480 and $1,020 and recorded expense in interest expense of $669 and $551 for the years ended December 31, 2003 and 2002, respectively.

6.	Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2003	2002	2001
Domestic	$(27,494)	$(18,985)	$(8,170)
Foreign	28,623	368	47,041

Total	$1,129	$(18,617)	$38,871

The provision (benefit) for income taxes is as follows:

Year ended December 31,	2003	2002	2001
Current:
Federal	$4,635	$(1,695)	$16,428
State	(1,996)	(401)	500
Foreign	2,780	1,666	3,509

Total current	5,419	(430)	20,437

Deferred:
Federal & State	(14,153)	(1,828)	(7,172)
Foreign	1,930	(2,045)	(5,498)

Total deferred	(12,223)	(3,873)	(12,670)

Total	$(6,804)	$(4,303)	$7,767

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2003	2002	2001
Federal tax	$395	$(6,516)	$13,604
State tax, net of federal benefit	(2,666)	(2,398)	325
Impact of international operations	(8,300)	1,256	(9,151)
Non-deductible acquisition costs	—	—	872
Write- off of in process research and development	10	2,219	—
Tax credits (excluding foreign tax credits)	—	(1,879)	—
Amortization of deferred tax charge on intercompany sale	3,060	6,783	—
Other, net	697	(3,768)	2,117

Provision (benefit) for income taxes	$(6,804)	$(4,303)	$7,767

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2003	2002	2001
Net changes in deferred tax assets and liabilities	$(39,459)	$25,711	$(7,007)
Deferred tax assets reducing/(increasing) goodwill	16,383	(7,361)	—
Deferred tax assets reducing/(increasing) equity	3,458	—	—
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	13,900	—	—
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	(6,505)	(22,223)	(5,663)

Total	$(12,223)	$(3,873)	$(12,670)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2003	2002
Deferred tax assets:
Depreciation of property and equipment	$1,330	$(418)
Reserves and allowances	3,008	2,743
Accrued expenses not currently deductible	15,809	6,415
Net operating loss carryforwards	29,615	9,463
Tax credit carryforwards	35,414	27,488
Purchased technology & other intangibles	6,213	8,977
Other, net	8,734	5,996

Total gross deferred tax assets	100,123	60,664
Less valuation allowance	(21,315)	(27,820)

Net deferred tax asset	$78,808	$32,844

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Certain subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2003 will be allocated to contributed capital and goodwill in the amounts of approximately $6,867 and $3,023, respectively.

The valuation allowance related to federal income tax was based on Internal Revenue Code Sections 382 and 383 which limit realization of certain assets. In addition, it is uncertain whether the U.S. entities will generate sufficient foreign source income, unless the income is repatriated from foreign subsidiaries, to utilize foreign tax credits before expiration. The valuation allowance related to state deferred tax assets was attributable to certain state income tax credits and net operating loss carryfowards that are not expected to be realized even if foreign earnings are repatriated due to differences in calculating federal and state taxable income. The valuation allowance related to certain foreign deferred tax assets was based on historical losses and infringement litigation in certain jurisdictions.

In 2002, the Company transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of its wholly owned foreign subsidiaries in a transaction that was projected to generate approximately $110,000 of taxable gain for federal and state income tax purposes over the next three years, with approximately $65,000 recognized in 2002. Due to the intercompany nature of the transfer, the associated income tax expense was to be recorded over a three-year period, and $6,783 of expense was recorded in 2002. The remaining federal and state income tax expense of $25,463 was recorded as a deferred tax charge included in other assets to be amortized to the book provision for income taxes over the remaining years. The recognition of a taxable gain in the United States allowed the Company to utilize domestic deferred tax assets for which a valuation allowance had previously been taken. Accordingly, primarily as a result of the intercompany sale, the valuation allowance for deferred tax assets decreased by $22,223 in 2002, with $20,831 of the related benefit being applied directly to contributed capital as a tax benefit of stock option exercises.

In 2003, the Company reduced the amount payable by its foreign subsidiary for the transfer of IKOS technology rights by approximately $45,000. This was due to declining emulation revenue primarily attributable to lower prices paid by customers as a result of intense competition and the weakened economy. As a result of the corresponding decrease in the projected taxable gain, the deferred tax charge recorded in 2002 for this transaction was reduced by $17,940. The amortization of deferred tax charge for 2003 was $3,060. The remaining balance of the deferred tax charge as of December 31, 2003 was $4,463. The decrease in projected income tax expense from this transaction resulted in the restoration of $13,900 of deferred tax assets that were not utilized under the revised transaction.

As of December 31, 2003, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $43,199, foreign tax credits of $13,152 and research and experimentation credit carryforwards of $16,798. As of December 31, 2003, the Company, for state income tax purposes, has net operating loss carryforwards totaling $55,871 from multiple jurisdictions and research and experimentation and other miscellaneous credits of $5,464. As of December 31, 2003 the Company has net operating losses in multiple foreign jurisdictions of $33,190. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2004 through 2023, the foreign tax credits will expire in 2006 through 2008, and research and experimentation credit carryforwards between 2004 through 2023.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2003 the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $216,309. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

The Company has settled its federal income tax obligations through 1991 and is currently under an Internal Revenue Service examination in the United States for years 2000 and 2001. The results of this examination are unknown at this time; however, the Company believes the provisions for income taxes for years since 1991 are adequate.

7.	Property, Plant and Equipment, Net

A summary of property, plant and equipment, net follows:

As of December 31,	2003	2002
Computer equipment and furniture	$157,811	$139,837
Buildings and building equipment	50,611	50,687
Land and improvements	14,178	14,355
Leasehold improvements	24,432	23,444

	247,032	228,323
Less accumulated depreciation and amortization	(155,682)	(138,064)

Property, plant and equipment, net	$91,350	$90,259

8.	Short-Term Borrowings

On July 14, 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The weighted average interest rate for 2003 was 3.73%. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at December 31, 2003. The Company had short-term borrowings against the 2001 credit facility of $10,000 at December 31, 2002. The Company’s credit facility prohibits the payment of dividends.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $6,910 and $7,670 were outstanding under these facilities at December 31, 2003 and 2002, respectively.

9.	Long-Term Notes Payable

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Debentures quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate for 2003 was 2.80%. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares.

These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005. The Notes rank pari passu with the Debentures.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $4,268 and $5,185 were outstanding under these agreements at December 31, 2003 and 2002, respectively.

10.	Other Long-Term Liabilities

A summary of other long-term liabilities follows:

As of December 31,	2003	2002
Lease termination fees and other facilities related costs	$20,919	$17,550
Employment related accruals	1,470	1,046
Other	772	679

Total other long-term liabilities	$23,161	$19,275

11.	Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

Year Ended December 31,	2003	2002	2001
Net income (loss)	$7,933	$(14,314)	$31,104

Weighted average shares used to calculate basic net income (loss) per share	67,680	65,766	64,436
Employee stock options and employee stock purchase plan	2,784	—	3,111
Warrants	—	—	134

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	70,464	65,766	67,681

Basic net income (loss) per share	$.12	$(.22)	$.48

Diluted net income (loss) per share	$.11	$(.22)	$.46

Options and warrants to purchase 8,583, 16,947 and 670 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively. The options and warrants were excluded because the options were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s Notes for the years ended December 31, 2003 and 2002 was anti-dilutive. If the assumed conversion of the Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $10,806 and $5,719 and additional incremental shares of 7,412 and 4,320 for years ended December 31, 2003 and 2002, respectively. The shares issuable on conversion of the Company’s Debentures have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met. If the circumstances had been met and such conversion had been dilutive, additional earnings of $1,263 and incremental shares of 1,906 would have been included in the calculation of net income per share for the year ended December 31, 2003.

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

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan (US ESPP) and reserved 1,400 shares for issuance. The shareholders have subsequently amended the US ESPP to reserve an additional 12,000 shares for issuance. In June 2002, the Board of Directors adopted the Foreign Subsidiary Employee Stock Purchase Plan, with substantially identical terms. A total of 1,150 shares have been reserved for issuance to foreign employees. The ESPPs provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. In September 2002, the Board of Directors authorized a special purchase date on September 30, 2002, and a special 27-month offering commencing on October 1, 2002 with purchases on January 1, 2003 and every six months thereafter. Employees purchased 1,950 and 1,046 shares under the ESPPs in 2003 and 2002, respectively. At December 31, 2003, 4,730 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. There are no plans to terminate the ESPPs at this time.

SFAS No. 123 defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded compensation expense of $2,047 and $1,049 in 2003 and 2002, respectively, for amortization of deferred compensation related to unvested stock options assumed through acquisitions. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during 2003, 2002, and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Stock Option Plans Year ended December 31	2003	2002	2001
Risk-free interest rate	3.2%	3.8%	4.6%
Dividend yield	0%	0%	0%
Expected life (in years)	4.3	4.1	4.1
Volatility	45%	86%	78%

Employee Stock Purchase Plans Year ended December 31,	2003	2002	2001
Risk-free interest rate	1.4%	1.7%	3.4%
Dividend yield	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25
Volatility	45%	86%	78%

The Company used expected volatility to estimate volatility for 2003 option grants and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s Debentures which are considered comparable to employee stock options. In prior years, the company used historical volatility. Using the Black-Scholes methodology, the total fair value of options granted during 2003, 2002 and 2001 was $19,158, $25,717 and $47,103, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The total fair value of purchase rights under the ESPPs during 2003, 2002 and 2001 was $4,955, $3,606 and $4,516, respectively, which would be amortized on pro forma basis over the purchase period. The weighted average fair value of options granted during 2003, 2002 and 2001 was $5.98, $5.86 and $11.97 per share, respectively. The weighted average fair value of purchase rights under the ESPPs during 2003, 2002 and 2001 was $1.87, $2.47 and $7.39 per share, respectively. See Note 2, Summary of Significant Accounting Policies, for disclosure of the Company’s pro forma net income (loss) and net income (loss) per share information.

The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.04 – 5.22	509	7.17	$3.71	256	$2.54
$ 5.50 – 5.66	2,620	8.72	$5.66	721	$5.66
$ 5.67 – 9.00	2,690	4.96	$8.04	2,425	$8.11
$ 9.13 – 12.56	2,474	4.92	$11.05	2,197	$11.07
$12.58 – 13.50	387	6.41	$12.96	274	$12.92
$13.53 – 15.25	2,859	9.56	$15.16	128	$14.34
$15.42 – 17.27	914	7.34	$16.72	513	$16.62
$17.32 – 17.81	2,679	6.78	$17.81	2,079	$17.81
$17.87 – 18.84	2,517	7.82	$18.80	1,329	$18.80
$18.92 – 38.15	1,506	7.52	$22.75	795	$23.24

$ 0.04 – 38.15	19,155	7.19	$13.50	10,717	$13.35

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to earnings ratably over the vesting period. At December 31, 2003, 2,269 shares were available for future grant.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2000	12,340	$12.34
Granted	3,929	19.54
Exercised	(1,338)	9.33
Canceled	(489)	17.75

Balance at December 31, 2001	14,442	$14.40

Granted	4,390	9.06
Assumed through acquisition	2,166	13.60
Exercised	(877)	9.07
Canceled	(1,889)	16.53

Balance at December 31, 2002	18,232	$13.05

Granted	3,201	14.86
Exercised	(1,449)	9.93
Canceled	(829)	15.08

Balance at December 31, 2003	19,155	$13.50

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating United States employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. The Company’s matching contributions to the Savings Plan were $4,809, $4,252, and $3,619 in 2003, 2002 and 2001, respectively.

14.	Stock Repurchases

The Board of Directors has authorized the Company to repurchase shares of its common stock in the open market. In 2003, the Company used a portion of the proceeds from the sale of the 2003 Debentures to repurchase 1,750 shares of common stock for an aggregate purchase price of $29,785. The Company purchased 1,621 shares of common stock for an aggregate purchase price of $39,658 for the year ended December 31, 2001. There were no repurchases in 2002. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

15.	Common Stock Warrants

On February 22, 2002, as part of the purchase price for the acquisition of ATI, the Company issued warrants to purchase 50 shares of the Company’s common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of December 31, 2003.

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

16.	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

As of December 31,	2003	2002
Foreign currency translation adjustment	$25,922	$17,606
Unrealized loss on derivatives	—	(171)
Minimum pension liability	(935)	(816)

Accumulated other comprehensive income	$24,987	$16,619

17.	Commitments and Contingencies

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,
2004	$28,988
2005	23,341
2006	19,418
2007	16,264
2008	14,636
Thereafter	40,033

Total	$142,680

Rent expense under operating leases was $28,554, $27,353 and $20,903 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company entered into agreements to sublease portions of its facility sites. Under terms of these agreements future rental receipts of $3,185, $2,466, $144 and $120 are expected in 2004, 2005, 2006 and 2007, respectively.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At December 31, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters. The Company believes that the outcome of current litigation, individually and in the aggregate, will not have a material affect on the Company’s results of operations.

18.	Other Income, Net

Other income, net is comprised of the following:

Year ended December 31,	2003	2002	2001
Interest income	$5,679	$6,653	$11,954
Minority interest in earnings	(281)	(703)	(408)
Foreign exchange gain (loss)	(1,481)	(199)	689
Other, net	1,543	1,154	(1,303)

Other income, net	$5,460	$6,905	$10,932

19.	Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2003	2002	2001
Cash paid for:
Interest	$14,446	$7,558	$1,420
Income taxes	$5,777	$3,077	$9,867
Equipment acquired with capital leases	$315	$774	$—
Issuance of stock warrant and stock options for purchase of businesses	$—	$14,479	$—

20.	Segment Reporting

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

Year ended December 31,	2003	2002	2001
Revenues:
Americas	$331,307	$305,542	$293,828
Europe	188,657	157,679	174,025
Japan	100,737	81,757	97,947
Pacific Rim	54,967	51,201	34,571

Total	$675,668	$596,179	$600,371

Operating Income (Loss):
Americas	$185,967	$165,038	$166,164
Europe	101,347	85,365	96,604
Japan	60,845	47,215	55,788
Pacific Rim	39,325	35,137	22,873
Corporate	(374,591)	(346,581)	(310,986)

Total	$12,893	$(13,826)	$30,443

Depreciation and Amortization of Property Plant and Equipment:
Americas	$1,987	$1,442	$1,679
Europe	5,155	5,297	4,823
Japan	1,080	1,008	681
Pacific Rim	1,487	699	548
Corporate	13,437	12,980	9,993

Total	$23,146	$21,426	$17,724

Capital Expenditures:
Americas	$1,884	$1,434	$1,734
Europe	5,772	4,668	4,045
Japan	319	459	2,191
Pacific Rim	2,789	2,269	629
Corporate	12,768	11,579	10,091

Total	$23,532	$20,409	$18,690

Identifiable Assets:
Americas	$692,219	$548,927	$350,755
Europe	170,755	191,276	99,964
Japan	50,802	43,165	50,480
Pacific Rim	26,912	21,480	20,022

Total	$940,688	$804,848	$521,221

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

Year ended December 31,	2003	2002	2001
Revenues:
Integrated circuit design	$465,733	$416,318	$409,466
Systems design	185,022	154,498	150,599
Professional services	24,913	25,363	40,306

Total	$675,668	$596,179	$600,371

21.	Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31
2003
Total revenues	$159,340	$157,468	$156,951	$201,909
Gross margin	$131,613	$129,660	$128,343	$169,355
Operating income (loss)	$8,057	$7,096	$(20,142)	$17,882
Net income (loss)	$3,599	$4,074	$(12,790)	$13,050
Net income (loss) per share, basic	$0.05	$0.06	$(0.19)	$0.19
Net income (loss) per share, diluted	$0.05	$0.06	$(0.19)	$0.18
2002
Total revenues	$128,004	$135,409	$152,650	$180,116
Gross margin	$103,133	$101,683	$123,706	$150,473
Operating income (loss)	$(1,514)	$(32,567)	$4,471	$15,784
Net income (loss)	$1,758	$(36,591)	$1,859	$18,660
Net income (loss) per share, basic	$0.03	$(0.56)	$0.03	$0.28
Net income (loss) per share, diluted	$0.03	$(0.56)	$0.03	$0.28

22.	Subsequent Event

On February 23, 2004, the Company notified Mentor Graphics Korea LTD (MGK), a 51% owned subsidiary, and Mentor Design Systems Pte. Ltd., a 90% owned subsidiary of MGK, of its intent to terminate its exclusive distributor agreement effective June 30, 2004. However, the Company is currently negotiating several alternative arrangements, including the possibility of acquiring the remaining 49% minority interest of MGK. If the parties do not agree to any of these alternatives, the Company may be liable for a fee related to the termination of the distributor agreement. The outcome of these negotiations is unknown at this time.

REPORT OF MANAGEMENT

Management of Mentor Graphics Corporation is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on informed judgments and best estimates and assumptions of management. The consolidated financial statements have been audited by KPMG LLP, independent auditors, whose report is included below.

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

The Audit Committee of the Board of Directors is comprised of four directors who are not officers or employees of Mentor Graphics Corporation or its subsidiaries. These directors meet with management and the independent auditors in connection with their review of matters relating to the Company’s annual financial statements, the Company’s system of internal accounting controls, and the services of the independent auditors. The Committee meets with the independent auditors, without management present, to discuss appropriate matters. The Committee reports its findings to the Board of Directors and is responsible for the selection and engagement of independent auditors.

Walden C. Rhines Chairman of the Board and Chief Executive Officer

Gregory K. Hinckley President

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon

January 22, 2004, except for Note 22 to the consolidated financial statements, which is as of March 8, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal controls over financial reporting that occurred during the last quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of Registrant

The information required by this item concerning the Company’s Directors will be included under “Election of Directors” in the Company’s 2004 Proxy Statement and is incorporated herein by reference. The information concerning the Company’s Executive Officers is included herein on pages 7-8 under the caption “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under “Compensation of Directors” and “Information Regarding Executive Officer Compensation” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under “Election of Directors”, “Information Regarding Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under “Independent Auditors” in the Company’s 2004 Proxy Statement and is incorporated by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	59
Independent Auditors’ Report on Schedule	59

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(a) 3 Exhibits

3.	A.	1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 4A to the Company’s Registration Statement on Form S-3 (Registration No. 33-23024).

	B.	Articles of Amendment of 1987 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 10-K).

	C.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 10-K).

4.	A.	Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.

	B.	Indenture dated June 3, 2002 between the Company and Wilmington Trust Company relating to 6 7/8% Convertible Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	C.	Resale Registration Rights Agreement dated June 3, 2002. Incorporated by reference to Exhibit 4.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	D.	Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate Convertible Subordinated debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

	E.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

10.	*A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s 2000 10-K.

	*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

	*E.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company’s 1998 10-K.

	*F.	Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.F to the Company’s 1998 10-K.

	G.	Lease dated November 20, 1991, for 999 Ridder Park Drive and 1051 Ridder Park Drive, San Jose, California. Incorporated by reference to Exhibit 10.M to the Company’s Form SE dated March 25, 1992.

	H.	Credit Agreement dated as of July 14, 2003 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

	I.	First Amendment to Credit Agreement dated as of October 21, 2003 between the Company, Bank of America, N.A. as agent and the other lenders.

	*J.	Foreign Subsidiary Employee Stock Purchase Plan.

21.		List of Subsidiaries of the Company.

23.		Independent Auditors’ Consent.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

On October 22, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on October 22, 2003, the Company had announced third quarter 2003 earnings and provided outlook for the fourth quarter of 2003 and full year of 2004.

On October 29, 2003, the Company filed an amended current report on Form 8-K/A to clarify that information regarding the October 22, 2003 announcement of third quarter 2003 earnings was furnished under Item 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

MENTOR GRAPHICS CORPORATION

By	/s/ WALDEN C. RHINES

Walden C. Rhines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 12, 2004, in the capacities indicated.

(1)	Principal Executive Officer:

	/s/ WALDEN C. RHINES	Chief Executive Officer

Walden C. Rhines

(2)	Principal Financial Officer:

	/s/ GREGORY K. HINCKLEY	President

Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/s/ ANTHONY B. ADRIAN	Vice President, Corporate Controller

Anthony B. Adrian

(4)	Directors:

	/s/ WALDEN C. RHINES	Chairman of the Board

Walden C. Rhines

	/s/ GREGORY K. HINCKLEY	Director

Gregory K. Hinckley

	/s/ SIR PETER BONFIELD	Director

Sir Peter Bonfield

	/s/ MARSHA B. CONGDON	Director

Marsha B. Congdon

	/s/ JAMES R. FIEBIGER	Director

James R. Fiebiger

	/s/ KEVIN C. MCDONOUGH	Director

Kevin C. McDonough

	/s/ PATRICK MCMANUS	Director

Patrick McManus

	/s/ FONTAINE K. RICHARDSON	Director

Fontaine K. Richardson

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance	Additions	Acquisitions of businesses	Deductions	Ending Balance
Year ended December 31, 2001
Allowance for doubtful accounts[1]	$3,384	$1,030	$—	$1,141	$3,273
Accrued restructuring costs	$1,047	$13,050	$—	$1,476	$12,621
Year ended December 31, 2002
Allowance for doubtful accounts[1]	$3,273	$725	$1,056	$1,202	$3,852
Accrued restructuring costs	$12,621	$6,699	$—	$8,250	$11,070
Year ended December 31, 2003
Allowance for doubtful accounts[1]	$3,852	$1,753	$—	$1,456	$4,149
Accrued restructuring costs	$11,070	$34,384	$—	$31,203	$14,251

(1)	Deductions primarily represent accounts written off during the period

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

Under date of January 22, 2004, except for Note 22 to the consolidated financial statements, which is as of March 8, 2004, we reported on the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the December 31, 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Portland, Oregon

January 22, 2004, except for Note 22 to the consolidated financial statements, which is as of March 8, 2004