Form 10-Q
period 2004-03-31
MENTOR GRAPHICS CORP
filed 2004-05-10
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004	Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, no par value, outstanding as of May 3, 2004: 70,040,551

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended March 31,	2004	2003
In thousands, except per share data

Revenues:
System and software	$94,521	$91,812
Service and support	69,884	67,528

Total revenues	164,405	159,340

Cost of revenues:
System and software	4,562	4,815
Service and support	20,095	20,703
Amortization of purchased technology	2,466	2,209

Total cost of revenues	27,123	27,727

Gross margin	137,282	131,613

Operating expenses:
Research and development	48,383	42,876
Marketing and selling	63,706	59,189
General and administration	18,562	18,983
Amortization of intangible assets	782	1,145
Special charges	—	1,363

Total operating expenses	131,433	123,556

Operating income	5,849	8,057
Other income, net	1,230	487
Interest expense	(4,455)	(4,045)

Income before income taxes	2,624	4,499
Provision for income taxes	446	900

Net income	$2,178	$3,599

Net income per share:
Basic	$.03	$.05

Diluted	$.03	$.05

Weighted average number of shares outstanding:
Basic	69,803	67,335

Diluted	72,763	68,255

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2004	As of December 31, 2003
In thousands

Assets
Current assets:
Cash and cash equivalents	$73,219	$68,333
Short-term investments	6,964	2,991
Trade accounts receivable, net of allowance for doubtful accounts of $4,106 and $4,149, respectively	209,889	223,670
Inventory, net	5,337	5,489
Prepaid expenses and other	24,418	21,675
Deferred income taxes	18,792	18,787

Total current assets	338,619	340,945

Property, plant and equipment, net	90,296	91,350
Term receivables, long-term	110,264	98,207
Goodwill	290,341	290,352
Intangible assets, net	34,278	35,929
Deferred income taxes	60,300	60,021
Other assets, net	26,888	23,884

Total assets	$950,986	$940,688

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,662	$6,910
Accounts payable	16,207	18,105
Income taxes payable	35,407	35,122
Accrued payroll and related liabilities	52,630	80,484
Accrued liabilities	37,198	37,719
Deferred revenue	104,226	74,662

Total current liabilities	255,330	253,002

Notes payable	286,390	286,768
Other long-term liabilities	21,844	23,161

Total liabilities	563,564	562,931

Commitments and contingencies (Note 11)
Minority interest	3,383	3,391

Stockholders’ equity:
Common stock	301,300	294,180
Deferred compensation	(1,561)	(2,601)
Retained earnings	60,470	57,800
Accumulated other comprehensive income	23,830	24,987

Total stockholders’ equity	384,039	374,366

Total liabilities and stockholders’ equity	$950,986	$940,688

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31,	2004	2003
In thousands

Operating Cash Flows:
Net income	$2,178	$3,599

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,888	5,792
Amortization	4,439	6,332
Deferred income taxes	(284)	(302)
Changes in other long-term liabilities and minority interest	(1,273)	(1,186)

Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	13,463	2,807
Prepaid expenses and other	(4,154)	707
Term receivables, long-term	(12,211)	(3,193)
Accounts payable and accrued liabilities	(29,672)	(10,006)
Income taxes payable	367	(4,123)
Deferred revenue	29,772	13,233

Net cash provided by operating activities	8,513	13,660

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	2,991	3,843
Purchases of short-term investments	(6,964)	—
Purchases of property, plant and equipment	(4,820)	(3,278)
Purchases of intangible assets	(1,300)	—
Acquisitions of businesses and equity interests	(3,809)	(347)

Net cash provided by (used in) investing activities	(13,902)	218

Financing Cash Flows:
Proceeds from issuance of common stock	8,277	3,173
Net increase (decrease) in short-term borrowings	2,576	(930)
Repayment of long-term notes payable	(499)	(344)

Net cash provided by financing activities	10,354	1,899

Effect of exchange rate changes on cash and cash equivalents	(79)	(61)

Net change in cash and cash equivalents	4,886	15,716
Cash and cash equivalents at beginning of period	68,333	34,969

Cash and cash equivalents at end of period	$73,219	$50,685

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General - The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities and equipment, as described in Note 11.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. Service and maintenance revenues are recognized over the service period.

The Company adopted Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” during 2003. The adoption of this issue did not have a material impact on the Company’s financial position or results of operations.

The Company adopted EITF No. 03-5, “Applicability of AICPA Statement Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software” during 2003. The adoption of this issue did not have a material impact on the Company’s financial position or results of operations.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months ended March 31, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Stock Option Plans Three months ended March 31,	2004	2003
Risk-free interest rate	3.0%	2.9%
Dividend yield	0%	0%
Expected life (in years)	4.3	4.1
Volatility	45%	57%

Employee Stock Purchase Plans (ESPPs) Three months ended March 31,	2004	2003
Risk-free interest rate	1.7%	1.7%
Dividend yield	0%	0%
Expected life (in years)	1.25	1.25
Volatility	45%	86%

The Company used expected volatility to estimate volatility for options granted during the three months ended March 31, 2004, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s convertible subordinated debentures (see Note 5), which is comparable to employee stock options. For options granted during the three months ended March 31, 2003, the Company used historic volatility. Using the Black-Scholes methodology, weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $6.83 and $4.06 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPPs during the three months ended March 31, 2004 and 2003 was $2.79 and $1.73, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $374 and $511 for the three months ended March 31, 2004 and 2003, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Three months ended March 31,	2004	2003
Net income, as reported	$2,178	$3,599
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(4,776)	(5,451)

Pro forma net loss	$(2,598)	$(1,852)

Basic net income per share – as reported	$0.03	$0.05
Basic net loss per share – pro forma	$(0.04)	$(0.03)
Diluted net income per share – as reported	$0.03	$0.05
Diluted net loss per share – pro forma	$(0.04)	$(0.03)

(3)	Net Income Per Share – Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income per share:

Three months ended March 31,	2004	2003
Net Income	$2,178	$3,599

Weighted average shares used to calculate basic net income per share	69,803	67,335
Employee stock options and employee stock purchase plan	2,960	920

Weighted average common and potential common shares used to calculate diluted net income per share	72,763	68,255

Basic net income per share	$0.03	$0.05

Diluted net income per share	$0.03	$0.05

Options and warrants to purchase 7,294 and 12,721 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively. The options and warrants were excluded because the options were anti-dilutive as the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes for the three months ended March 31, 2004, was anti-dilutive. If the convertible subordinated notes had been dilutive, the Company’s net income per share would have included additional earnings of $2,697 as well as additional incremental shares of 7,413 for the three months ended March 31, 2004. The shares issuable on conversion of the Company’s convertible subordinated debentures have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met. If the circumstances had been met and such conversion had been dilutive, additional earnings of $686 and incremental shares of 4,700 would have been included for the three months ended March 31, 2004.

(4)	Short-Term Borrowings – In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at March 31, 2004 and December 31, 2003. The Company’s credit facility prohibits the payment of dividends.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $9,662 and $6,910 were outstanding under these facilities at March 31, 2004 and December 31, 2003, respectively.

(5)	Long-Term Notes Payable – In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Debentures quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.80% for the three months ended March 31, 2004. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002 the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, for a total of 7,413 shares. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005. The Notes rank pari passu with the Debentures.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $3,890 and $4,268 were outstanding under these agreements at March 31, 2004 and December 31, 2003, respectively.

(6)	Stock Repurchases – The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the three months ended March 31, 2004 and 2003. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information - The following provides additional information concerning supplemental disclosures of cash flow activities:

Three months ended March 31,	2004	2003
Interest paid	$1,081	$1,072

Income tax refunds, net of payments	$(1,356)	$(890)

(8)	Comprehensive Income - The following provides a summary of comprehensive income:

Three months ended March 31,	2004	2003
Net income	$2,178	$3,599
Change in accumulated translation adjustment	(342)	491
Change in unrealized gain (loss) on derivative instruments	(815)	378

Comprehensive income	$1,021	$4,468

(9)	Special Charges – For the three months ended March 31, 2004, the Company recorded no special charges.

For the three months ended March 31, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 34 employees during the three months ended March 31, 2003. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. These costs were expended during the second quarter of 2003. There have been no significant modifications to the originally estimated amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2004:

	Accrued Special Charges at December 31, 2003	2004 Payments	Accrued Special Charges at March 31, 2004 (1)
Emulation litigation settlement	$1,536	$(280)	$1,256
Employee severance and related Costs	2,681	(2,082)	599
Lease termination fees and other facility costs	10,034	(584)	9,450
Other costs	—	—	—

Total	$14,251	$(2,946)	$11,305

(1)	Of the $11,305 total accrued special charges at March 31, 2004, $7,206 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $4,099 represents the short-term portion of accrued special charges.

(10)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro where the Company is in a short position. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in accrued liabilities in the consolidated balance sheet, was $841 at March 31, 2004. The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $11 at December 31, 2003.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Three months ended March,	2004	2003
Beginning balance	$—	$(171)
Favorable (unfavorable) changes in fair value of cash flow hedges	(932)	344
Net loss transferred to earnings	117	34

Net unrealized gain (loss)	$(815)	$207

The remaining balance in accumulated other comprehensive income at March 31, 2004 represents a net unrealized loss on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2004. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $2 and $128 of deferred losses to system and software revenues relating to foreign currency contracts hedging revenues for the three months ended March 31, 2004 and 2003, respectively. The Company transferred a $115 deferred loss and a $94 deferred gain to operating expenses relating to foreign currency contracts hedging commission and other expenses for the three months ended March 31, 2004 and 2003, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $138 and $139 and recorded expense in interest expense of $114 and $148 for the three months ended March 31, 2004 and 2003, respectively.

(11)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At March 31, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relations matters. The Company believes that the outcome of current litigation, individually and in the aggregate, will not have a material affect on the Company’s results of operations.

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

Three months ended March 31,	2004	2003
Revenues
Americas	$65,030	$79,526
Europe	43,821	42,420
Japan	38,795	24,024
Pacific Rim	16,759	13,370

Total	$164,405	$159,340

Operating income (loss)
Americas	$32,828	$43,579
Europe	21,263	21,784
Japan	28,408	14,596
Pacific Rim	12,361	9,862
Corporate	(89,011)	(81,764)

Total	$5,849	$8,057

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

Three months ended March 31,	2004	2003
Revenues
Integrated Circuit (IC) Design	$115,742	$104,098
Systems Design	41,936	49,897
Professional Services	6,727	5,345

Total	$164,405	$159,340

(13)	Recent Accounting Pronouncements –

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

Business Environment

Beginning in late 2000, the electronics industry experienced a broad economic downturn. Since a majority of the Company’s business originates from electronics industry customers, the Company was negatively impacted. The semiconductor industry, a subset of the electronics industry, experienced the deepest downturn in its history. As a result of this downturn, customers reduced research and development (R&D) budgets, limited general investment in design tools and reduced engineering staff. In addition, many smaller companies and start-ups went out of business. The continued weakness in the semiconductor industry has caused companies to continue to limit EDA spending in 2003 and 2004. However, even in a depressed environment, customers still require the newest tools to solve leading-edge design problems. The Company attempts to fill those demands through its relatively young and diverse product portfolio. As a result, the Company had a solid year in 2003 and first quarter in 2004 despite the economic troubles facing many of its customers. Because the Company’s products address not only semiconductor design, but a wide range of systems design, the negative impact of the semiconductor industry downturn was partly mitigated. Strength in system design in the military and aerospace segments helped drive revenue growth for the Company in 2003. As customer demand expanded during this time, the Company was able to leverage its strength in system design relative to its major competitors. As the semiconductor industry began to stabilize in the second half of 2003 and first quarter of 2004, newer integrated circuit (IC) design tool sales increased. For the Company, this resulted in a strong second half of 2003 and first quarter of 2004 led by its physical verification product family.

In general, the Company’s management believes that EDA spending by semiconductor companies lags their economic financial recovery by several quarters for two primary reasons. First, because of the importance of R&D to the future of semiconductor companies, customers try to moderate R&D spending reductions during downturns in comparison to other expense items. As a result, R&D spending as a percentage of revenue increases. As revenues grow in the early stages of the recovery, customers constrain spending increases until R&D returns to more typical percentage of revenue levels. Second, as a result of reduced engineering staff, customers may hold excess software licenses of established tools. Hiring must resume before additional software licenses will be required. The exception is for newer software that customers have not previously purchased.

Due to the severity of the economic downturn, the Company’s management is not predicting a broad recovery of EDA spending in 2004. The Company will continue its strategy of developing best in class point tools with number one market share potential. This strategy is intended to create a diversified product portfolio for the Company that solves customers’ critical design problems. The Company’s management believes that this product strategy, in conjunction with a customer diversification strategy, has helped reduce the impact of marketplace fluctuations in the past and should continue to do so in the future.

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on page 16 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable or due and payable revenue recognition shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2003 marked the third consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend was primarily the result of two factors. First, the Company’s customers are moving toward the term license model, which provides the customer with greater flexibility for product usage, including the ability to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the United States economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

Under this recent shift from perpetual licenses to term licenses with upfront revenue recognition, which the Company’s management views as a positive trend, the Company expects no measurable impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of the Company’s business is increased. This provides opportunity for increased distribution of newer products earlier in their lifecycles.

Product Developments

During 2003 and 2004, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. The Company generally has focused its internal development efforts on areas where it believes it can build a number one market position, or extend an existing number one market position.

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

In the Design-to-Silicon Division, the Company continued to extend the value of the Calibre platform, obtaining significant new customer engagements and orders with its resolution enhancement technology. During the year, the Company also worked on developing new design-for-manufacturing tools that are expected to debut later in 2004.

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

Q1 2004 Financial Performance

•	Total revenues were $164,405 for the three months ended March 31, 2004, a 3% increase over the comparable period of 2003, resulting largely from favorable currency effects from strengthening of the Japanese yen, the Euro and the British pound sterling. Both system and software revenue and service and support revenue were up 3%.

•	Product revenues split by license model was 47% term with upfront revenue recognition, 39% perpetual and 14% term with ratable or due and payable revenue recognition, compared to Q1 2003 product revenue splits of 46% term with upfront revenue recognition, 38% perpetual and 16% term with ratable or due and payable revenue recognition.

•	Service and support revenues for the three months ended March 31, 2004 were $69,884, a 3% increase over the comparable period of 2003 service and support revenues of $67,528, resulting largely from favorable currency effects from strengthening of the Japanese yen, the Euro and the British pound sterling.

•	By geography, year-over-year revenues decreased 18% in the Americas, primarily due to a decrease in Integrated Systems Design product revenues due to a large term deal for the three months ended March 31, 2003 as compared to the three months ended March 31, 2004, and increased 3% in Europe, 61% in Japan and 25% in Pacific Rim. The Americas contributed the largest share of revenue at nearly 40%.

•	Net income for the three months ended March 31, 2004 was $2,178, compared to a net income of $3,599 in the comparable period of 2003. The decrease was primarily due to an increase in operating expenses offset by increased revenues and lower special charges.

•	Trade accounts receivable, net decreased to $209,889 at March 31, 2004, down 6% from $223,670 at December 31, 2003. Average days sales outstanding increased from 100 days at December 31, 2003 to 115 days at March 31, 2004. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended March 31, 2004 as compared to the three months ended December 31, 2003 and effect of annual support renewals in the first three months of 2004.

•	Cash generated by operating activities was $8,513 for the three months ended March 31, 2004 compared to $13,660 in the comparable period of 2003. At March 31, 2004, cash, cash equivalents and short-term investments were $80,183, up 12% from $71,324 at December 31, 2003.

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

Revenue Recognition

The Company reports revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) services and support.

System and software revenue - System and software revenues are derived from the sale of licenses of software products and emulation hardware systems.

The Company licenses software using two different license types:

1.	Term licenses are for a specified time period, typically three years with payments spread over the license term, and do not provide the customer with the right to use the product after the end of the term. The Company generally recognizes product revenue from term installment license agreements upon shipment and start of the license term. The Company uses these agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material adverse impact on the Company’s near-term results of operations. In a situation in which a risk of concession may exist on a term license agreement, revenue is recognized on a due and payable basis. In a term license agreement where the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

2.	Perpetual licenses provide the customer with the right to use the product in perpetuity and typically do not provide for extended payment terms. The Company recognizes product revenue from perpetual license agreements upon delivery to the customer when the likelihood of product return is remote. If the agreement provides for customer payment terms that are different than the standard payment terms in the customer’s jurisdiction, product revenue is recognized as payments become due and payable.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues for the three months ended March 31, 2004 totaled $94,521 representing an increase of $2,709 or 3% over the comparable period of 2003. System and software revenues were favorably impacted by approximately 3% due to the strengthening of the Japanese yen, the Euro and the British pound sterling. The increase in software product revenue was also attributable to (i) an increase in Scalable Verification product revenues primarily attributable to the Modelsim product line and (ii) continued strength in the Design-to-Silicon product revenues primarily attributable to the Calibre product line. This increase was offset by a decrease in Integrated Systems Design product revenues due to a large term deal in the three months ended March 31, 2003.

System and software gross margin was 93% for the three months ended March 31, 2004 compared to 92% for the comparable period of 2003. Gross margin was favorably impacted for the three months ended March 31, 2004 due to a greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue.

Amortization of purchased technology costs to system and software cost of revenues was $2,466 for the three months ended March 31, 2004 compared to $2,209 for the comparable period of 2003. The increase in amortization of purchased technology is primarily attributable to acquisitions in the second quarter of 2003. Purchased technology costs are amortized over three to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. Service and support revenues for the three months ended March 31, 2004 totaled $69,884 representing an increase of $2,356 or 3% from the comparable period of 2003. Service and support revenues were favorably impacted by approximately 3% due to the strengthening of the Japanese yen, the Euro and the British pound sterling.

Service and support gross margin was 71% for the three months ended March 31, 2004 compared to 69% for the comparable period of 2003. Service and support gross margin increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to the strengthening of the Japanese yen, the Euro and the British pound sterling.

Geographic Revenues Information

Three months ended March 31,	2004	Change	2003
Americas	$65,030	(18)%	$79,526
Europe	43,821	3%	42,420
Japan	38,795	61%	24,024
Pacific Rim	16,759	25%	13,370

	$164,405		$159,340

Revenues in the Americas decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to a decrease in Integrated Systems Design product revenues due to a large term deal in the three months ended March 31, 2003. Revenues outside the Americas represented 60% of total revenues for the three months ended March 31, 2004 and 50% for the comparable period of 2003. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 3% for the three months ended March 31, 2004. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 9% for the three months ended March 31, 2004. Exclusive of currency effects, higher revenues in Japan were primarily attributable to higher software product sales and an increase in service and support revenue. Revenues in the Pacific Rim increased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily as a result of higher software product and support sales. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results may be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Three months ended March 31,	2004	Change	2003
Research and development	$48,383	13%	$42,876
Marketing and selling	$63,706	8%	$59,189
General and administration	$18,562	(2)%	$18,983
Amortization of intangible assets	$782	(32)%	$1,145
Special charges	$—	(100)%	$1,363

Research and Development

R&D costs increased for the three months ended March 31, 2004 over the comparable period of 2003 primarily attributable to higher R&D headcount, including headcount in the systems design product line and due to a weaker United States dollar during 2004 that increased R&D expenses by approximately 2% for the three months ended March 31, 2004.

Marketing and Selling

Marketing and selling costs increased for the three months ended March 31, 2004 over the comparable period of 2003 primarily due to higher headcount and due to a weaker United States dollar during 2004 that increased marketing and selling expenses by approximately 2% for the three months ended March 31, 2004.

General and Administration

General and administration costs decreased for the three months ended March 31, 2004 as compared to the comparable period of 2003 primarily attributable to no emulation litigation related costs due to the settlement of the emulation litigation with Cadence Design System, Inc. in 2003, offset by an increase in outside service costs.

Amortization of Intangible Assets

Amortization of intangible assets decreased for the three months ended March 31, 2004 as compared to the comparable period of 2003 due to complete amortization of intangible assets related to certain prior year acquisitions.

Special Charges

For the three months ended March 31, 2004, the Company recorded no special charges.

For the three months ended March 31, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced the workforce by 34 employees during the three months ended March 31, 2003. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to quarter-end. These costs were expended during the second quarter of 2003. There have been no significant modifications to the originally estimated amount of these charges.

Other Income, Net

Other income, net totaled $1,230 for the three months ended March 31, 2004 compared to $487 for the comparable period in 2003. Interest income was $1,632 for the three months ended March 31, 2004 compared to $1,447 for the comparable period of 2003. Interest income includes income relating to time value of foreign currency contracts of $138 compared to $139 for the comparable period in 2003. Other income, net was unfavorably impacted by a foreign currency loss of $126 in the three months ended March 31, 2004 compared to a foreign currency loss of $733 for the comparable period of 2003.

Interest Expense

Interest expense was $4,455 for the three months ended March 31, 2004 compared to $4,045 for comparable period in 2003. Interest expense is primarily attributable to of the Company’s convertible subordinated notes and debentures issued in June 2002 and August 2003, respectively. The Company recorded interest expense relating to the time value of foreign currency contracts of $114 compared to $148 for the comparable period of 2003.

Provision for Income Taxes

The provision for income taxes was $446 for the three months ended March 31, 2004 compared to $900 for the comparable period of 2003. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate primarily due to the impact of the tax rate differential on earnings of foreign subsidiaries, offset in part by the impact of state taxes and the amortization of a deferred tax charge recorded in 2002.

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

The Company has settled its federal income tax obligations through 1991 and is currently under an Internal Revenue Service examination in the United States for years 2000 and 2001. Additionally, the Company has been advised that the Internal Revenue Service will commence the examination of the 2002 federal income tax return during the second quarter. The results of these examinations are unknown at this time; however, the Company believes the provisions for income taxes for years since 1991 are adequate.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately two-fifths of its expenses were generated outside of the United States for the first three months of 2004. For 2004 and 2003, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for 90-day to one-year periods and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $25,580 at March 31, 2004 from $25,922 at December 31, 2003. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at March 31, 2004 were $80,183 compared to $71,324 at December 31, 2003. Cash provided by operations was $8,513 in the first three months of 2004 compared to $13,660 during the same period in 2003. The decrease in cash flows from operating activities was primarily due to payment of payroll and related liabilities in the first three months of 2004. This decrease was partially offset by an increase in deferred revenue.

Cash used for investing activities, excluding short-term investments, was $9,929 and $3,625 for the three months ended March 31, 2004 and 2003, respectively. Cash used for investing activities included capital expenditures of $4,820 in the first three months of 2004 compared to $3,278 during the same period in 2003. Acquisition of businesses and equity interests was $3,809 for the three months ended March 31, 2004 compared to $347 for the comparable period in 2003. Purchases of intangible assets were $1,300 for the three months ended March 31, 2004. There were no purchases of intangible assets for the three months ended March 31, 2003.

Cash provided by financing activities was $10,354 and $1,899 in the first three months of 2004 and 2003, respectively. Cash and short-term investments were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $8,277 and $3,173 during the three months ended March 31, 2004 and 2003, respectively. Cash provided by financing activities for the three months ended March 31, 2004 included proceeds from short-term borrowings of $2,576 compared to borrowings of $930 for the comparable period in 2003.

Trade Accounts Receivable, net

Trade accounts receivable, net decreased to $209,889 at March 31, 2004 from $223,670 at December 31, 2003. Excluding the current portion of term receivables of $110,163 and $119,627, average days sales outstanding were 55 days and 46 days at March 31, 2004 and December 31, 2003, respectively. Average days sales outstanding in total accounts receivable increased from 100 days at December 31, 2003 to 115 days at March 31, 2004. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended March 31, 2004 as compared to the three months ended December 31, 2003 and effect of annual support renewals in the first three months of 2004. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other increased $2,743 from December 31, 2003 to March 31, 2004. The increase was primarily due to renewals of maintenance contracts and prepayments for royalties, benefits and sales commissions. The increase was partially offset by the receipt of an income tax refund of $1,494.

Term Receivables, Long-Term

Term receivables, long-term increased to $110,264 at March 31, 2004 compared to $98,207 at December 31, 2003. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to new term agreements closed in the first three months of 2004, primarily in Japan.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased $27,854 from December 31, 2003 to March 31, 2004. The decrease was primarily due to payments of the 2003 annual and fourth quarter incentive compensation.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $29,564 from December 31, 2003 to March 31, 2004. The increase was primarily due to higher renewal rates, support contracts moving from quarterly to annual billing cycles and higher business levels.

Capital Resources

Expenditures for property and equipment increased to $4,820 for the first three months of 2004 compared to $3,278 for the same period in 2003. Expenditures in the first three months of 2004 and 2003 did not include any individually significant projects. In the first three months of 2004, the Company acquired (i) Project Technology, for which the allocation of the total purchase price among intangible assets and in process research and development has not been determined, pending final appraisal from a third party, and (ii) a minority equity interest in M2000, a French company, which together resulted in total net cash payments of $3,009. Additionally, the Company paid $800 relating to a holdback on a prior year acquisition. There were no expenditures related to acquisitions for the three months ended March 31, 2003.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A for general corporate purposes and to fund the purchase of 1,750 shares of the Company’s stock. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate for the first three months of 2004 was 2.80%. The Company pays interest on the Debentures quarterly in February, May, August and November. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

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

In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at March 31, 2004.

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

Outlook for Second Quarter 2004

Revenues for the second quarter are expected to be $170,000. Gross margin is expected to be 84% for the second quarter. Operating expenses are estimated to be about $133,000. The total of interest expense and other income, net is expected to be an expense of approximately $3,500. The tax rate is expected to be 17% for the quarter.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained under “Outlook for Second Quarter 2004” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for Second Quarter 2004”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely affect the Company.

United States and international economies have experienced an economic downturn which has had an adverse affect on the Company’s results of operations. Weakness in these economies may continue to adversely affect the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which include expenditures for EDA, software and other consulting services, in the United States and abroad. A number of telecommunications companies have in the recent past filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. A significant portion of the Company’s revenues has historically come from businesses operating in this sector. In addition, demand for the Company’s products and services may be adversely affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries, and the current downturn has, and any future downturns may, materially adversely affect the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both companies in these industries and their customers’ products and a decline in general economic conditions. These downturns caused diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During downturns such as the recent one, the number of new design projects decreases. The recent slowdown has reduced, and any future downturns are likely to further reduce, the Company’s revenue and could materially adversely affect the Company.

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

Outcome of Internal Revenue Service and other tax authorities examinations could have a material adverse affect on the Company.

The Internal Revenue Service and other tax authorities regularly examine our income tax returns. Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our income taxes, the Company assesses the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, the Company may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

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

Any armed conflict entered into by the United States could have an impact on the Company’s sales and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The Company currently has operations in Pakistan Egypt and Israel, countries that maybe particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2004. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$52,507	1.09%
Short-term investments – fixed rate	6,964	1.05%

Total fixed rate interest bearing instruments	$59,471	1.09%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at March 31, 2004. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at March 31, 2004. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At March 31, 2004, Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. The Company had no short-term borrowings against the credit facility at March 31, 2004.

The Company had other long-term notes payable of $3,890 and short-term borrowings of $9,662 outstanding at March 31, 2004 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $136.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of March 31, 2004, the Company had options outstanding to sell Japanese yen with contract values totaling approximately $29,956 at a weighted average contract rate of 113.50 and had options outstanding to buy the Euro with contract values totaling $3,600 at a weighted average contract rate of 1.28.

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

The table provides information as of March 31, 2004 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$38,936	1.23	USD
Japanese yen	34,998	107.95	JPY
Canadian dollar	5,001	1.34	CAD
British pound sterling	2,857	1.81	USD
Danish krona	1,778	6.10	DKK
Other	3,596	—

Total	$87,166

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

On January 7, 2004, the Company filed a current report on Form 8-K to report under Item 12 that the Company announced preliminary financial results for the fourth quarter of 2003.

On January 27, 2004, the Company filed a current report on Form 8-K to report under Item 9 and 12 that on January 27, 2004, the Company had announced financial results for the fourth quarter of 2003 and the full year of 2003 and provided outlook for the first quarter of 2004 and the full year of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley President