Form 10-Q
period 2004-06-30
MENTOR GRAPHICS CORP
filed 2004-08-06
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Number of shares of common stock, no par value, outstanding as of August 2, 2004: 71,728,208

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended June 30, In thousands, except per share data	2004	2003
Revenues:
System and software	$98,091	$87,791
Service and support	71,551	69,677

Total revenues	169,642	157,468

Cost of revenues:
System and software	4,623	4,781
Service and support	19,079	20,758
Amortization of purchased technology	2,504	2,269

Total cost of revenues	26,206	27,808

Gross margin	143,436	129,660

Operating expenses:
Research and development	48,322	43,965
Marketing and selling	64,045	58,708
General and administration	18,748	17,160
Amortization of intangible assets	790	931
Special charges	3,863	—
Merger and acquisition related charges	360	1,800

Total operating expenses	136,128	122,564

Operating income	7,308	7,096
Other income, net	1,990	1,925
Interest expense	(4,571)	(3,929)

Income before income taxes	4,727	5,092
Provision for income taxes	37,523	1,018

Net income (loss)	$(32,796)	$4,074

Net income (loss) per share:
Basic	$(.47)	$.06

Diluted	$(.47)	$.06

Weighted average number of shares outstanding:
Basic	70,090	67,389

Diluted	70,090	69,522

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six months ended June 30, In thousands, except per share data	2004	2003
Revenues:
System and software	$192,612	$179,603
Service and support	141,435	137,205

Total revenues	334,047	316,808

Cost of revenues:
System and software	9,185	9,596
Service and support	39,174	41,461
Amortization of purchased technology	4,970	4,478

Total cost of revenues	53,329	55,535

Gross margin	280,718	261,273

Operating expenses:
Research and development	96,705	86,841
Marketing and selling	127,751	117,897
General and administration	37,310	36,143
Amortization of intangible assets	1,572	2,076
Special charges	3,863	1,363
Merger and acquisition related charges	360	1,800

Total operating expenses	267,561	246,120

Operating income	13,157	15,153
Other income, net	3,220	2,412
Interest expense	(9,026)	(7,974)

Income before income taxes	7,351	9,591
Provision for income taxes	37,969	1,918

Net income (loss)	$(30,618)	$7,673

Net income (loss) per share:
Basic	$(.44)	$.11

Diluted	$(.44)	$.11

Weighted average number of shares outstanding:
Basic	69,946	67,362

Diluted	69,946	68,901

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands	As of June 30, 2004	As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$74,929	$68,333
Short-term investments	8,825	2,991
Trade accounts receivable, net of allowance for doubtful accounts of $3,925 and $4,149, respectively	225,148	223,670
Inventory, net	6,355	5,489
Prepaid expenses and other	24,947	21,675
Deferred income taxes	18,676	18,787

Total current assets	358,880	340,945

Property, plant and equipment, net	87,418	91,350
Term receivables, long-term	106,574	98,207
Goodwill	292,060	290,352
Intangible assets, net	33,061	35,929
Deferred income taxes	26,470	60,021
Other assets, net	22,122	23,884

Total assets	$926,585	$940,688

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,024	$6,910
Accounts payable	16,429	18,105
Income taxes payable	37,404	35,122
Accrued payroll and related liabilities	59,963	80,484
Accrued liabilities	34,319	37,719
Deferred revenue	104,056	74,662

Total current liabilities	263,195	253,002

Notes payable	285,799	286,768
Other long-term liabilities	21,158	23,161

Total liabilities	570,152	562,931

Commitments and contingencies (Note 13)
Minority interest	—	3,391

Stockholders’ equity:
Common stock	304,038	294,180
Deferred compensation	(1,187)	(2,601)
Retained earnings	29,649	57,800
Accumulated other comprehensive income	23,933	24,987

Total stockholders’ equity	356,433	374,366

Total liabilities and stockholders’ equity	$926,585	$940,688

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30, In thousands	2004	2003
Operating Cash Flows:
Net income (loss)	$(30,618)	$7,673

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	11,785	11,533
Amortization	9,028	12,508
Deferred income taxes	33,662	(976)
Changes in other long-term liabilities and minority interest	(1,855)	(2,441)
Write-down of assets	1,118	2,106
Gain on sale of investments	—	(1,491)

Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	(3,123)	(8,672)
Prepaid expenses and other	(2,806)	(3,053)
Term receivables, long-term	(9,118)	5,052
Accounts payable and accrued liabilities	(24,529)	(5,202)
Income taxes payable	2,537	(7,315)
Deferred revenue	29,713	16,492

Net cash provided by operating activities	15,794	26,214

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	9,954	3,857
Purchases of short-term investments	(15,788)	—
Purchases of property, plant and equipment	(8,946)	(8,962)
Purchases of intangible assets	(2,704)	—
Proceeds from sale of investments	—	1,491
Acquisitions of businesses and equity interests	(5,745)	(15,860)

Net cash used in investing activities	(23,229)	(19,474)

Financing Cash Flows:
Proceeds from issuance of common stock	11,015	3,992
Net increase in short-term borrowings	4,069	2,351
Repayment of long-term notes payable	(1,000)	(753)

Net cash provided by financing activities	14,084	5,590

Effect of exchange rate changes on cash and cash equivalents	(53)	126

Net change in cash and cash equivalents	6,596	12,456
Cash and cash equivalents at beginning of period	68,333	34,969

Cash and cash equivalents at end of period	$74,929	$47,425

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities and equipment, as described in Note 13.

Revenue Recognition

The Company derives system and software revenue from the sale of licenses of software products and emulation hardware systems. The Company derives service and support revenue from annual support contracts and professional services, which includes consulting services, training services and other services.

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Product revenue from term license installment agreements is recognized upon shipment and start of the license term, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The Company uses term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. In a term license agreement where the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. Service and maintenance revenues are recognized over the service period.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months and six months ended June 30, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Option Plans	2004	2003	2004	2003
Risk-free interest rate	3.7%	2.6%	3.4%	2.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.4	4.1	4.4	4.1
Volatility	45%	71%	45%	66%

	Three months ended June 30,		Six months ended June 30,
Employee Stock Purchase Plans (ESPPs)	2004	2003	2004	2003
Risk-free interest rate	1.8%	1.7%	1.7%	1.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	86%	45%	86%

The Company used expected volatility to estimate volatility for options granted during the three months and six months ended June 30, 2004, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s convertible subordinated debentures (see Note 5), which is comparable to employee stock options. For options granted during the three months and six months ended June 30, 2003, the Company used historical volatility. Using the Black-Scholes methodology, weighted average fair value of options granted was $6.95 and $6.92 per share during the three months ended June 30, 2004 and 2003, respectively, and $6.91 and $5.80 per share during the six months ended June 30, 2004 and 2003, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $1.86 and $1.73 during the three months ended June 30, 2004 and 2003, respectively, and $1.86 and $1.73 during the six months ended June 30, 2004 and 2003, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $374 and $511 for the three months ended June 30, 2004 and 2003, respectively, and $748 and $1,022 for the six months ended June 30, 2004 and 2003, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(32,796)	$4,074	$(30,618)	$7,673

Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(4,609)	(5,627)	(9,384)	(11,102)

Pro forma net loss	$(37,405)	$(1,553)	$(40,002)	$(3,429)

Basic net income (loss) per share – as reported	$(.47)	$.06	$(.44)	$.11
Basic net loss per share – pro forma	$(.53)	$(.02)	$(.57)	$(.05)
Diluted net income (loss) per share – as reported	$(.47)	$.06	$(.44)	$.11
Diluted net loss per share – pro forma	$(.53)	$(.02)	$(.57)	$(.05)

Reclassifications

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for 2003 to conform to the 2004 presentation.

(3)	Net Income (Loss) Per Share – Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(32,796)	$4,074	$(30,618)	$7,673

Weighted average shares used to calculate basic net income (loss) per share	70,090	67,389	69,946	67,362
Employee stock options and employee stock purchase plan	—	2,133	—	1,539

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	70,090	69,522	69,946	68,901

Basic net income (loss) per share	$(.47)	$.06	$(.44)	$.11

Diluted net income (loss) per share	$(.47)	$.06	$(.44)	$.11

Options and warrants to purchase 11,494 and 10,090 shares of common stock for the three months ended June 30, 2004 and 2003, respectively and 11,373 and 11,383 for the six months ended June 30, 2004 and

2003, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes for the three months and six months ended June 30, 2004, was anti-dilutive. If the convertible subordinated notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings of $2,648 and $5,296 as well as additional incremental shares of 7,413 for the three months and six months ended June 30, 2004. The shares issuable on conversion of the Company’s convertible subordinated debentures have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met. If the circumstances had been met and such conversion had been dilutive, additional earnings of $759 and $1,437 and incremental shares of 4,700 would have been included for the three months and six months ended June 30, 2004.

(4)	Short-Term Borrowings – In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at June 30, 2004 and December 31, 2003. The Company’s credit facility prohibits the payment of dividends.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $11,024 and $6,910 were outstanding under these facilities at June 30, 2004 and December 31, 2003, respectively.

(5)	Long-Term Notes Payable – In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Debentures quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.80% for the six months ended June 30, 2004. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

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

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $3,299 and $4,268 were outstanding under these agreements at June 30, 2004 and December 31, 2003, respectively.

(6)	Stock Repurchases - The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the six months ended June 30, 2004 and 2003. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information - The following provides additional information concerning supplemental disclosures of cash flow activities:

Six months ended June 30,	2004	2003
Interest paid	$8,106	$6,941
Income tax paid (refunds received), net	$(95)	$844

(8)	Comprehensive Income (Loss) - The following provides a summary of comprehensive income:

Six months ended June 30,	2004	2003
Net income (loss)	$(30,618)	$7,673
Change in unrealized gain (loss) on derivative instruments	245	612
Change in accumulated translation adjustment	(1,299)	2,706

Comprehensive income (loss)	$(31,672)	$10,991

(9)	Special Charges – For the six months ended June 30, 2004, the Company recorded special charges of $3,863. These charges primarily consisted of accruals for excess leased facilities and costs incurred for employee terminations.

Excess leased facility costs of $1,267 primarily consist of adjustments to previously recorded non-cancelable lease payments for leases of facilities in North America and Europe. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition, the Company recorded a $758 write-off of leasehold improvements for a facility lease in North America that was previously abandoned.

The Company rebalanced its workforce by 25 employees during the six months ended June 30, 2004. The reduction impacted several employee groups. Employee severance costs of $1,463 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs should be expended during the next twelve months. There have been no significant modifications to the amount of these charges.

Other costs of $590 include other costs incurred to restructure the organization other than employee rebalances and excess leased facility costs.

In addition, the Company reversed a portion of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

For the six months ended June 30, 2003, the Company recorded special charges of $1,363. These charges primarily consisted of costs incurred for employee terminations. The Company rebalanced its workforce by 32 employees during the six months ended June 30, 2003. This reduction impacted several employee groups. Employee severance costs included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during the six months of 2003. There have been no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2004:

	Accrued Special Charges at December 31, 2003	2004 Charges	2004 Payments	Accrued Special Charges at June 30, 2004 (1)
Emulation litigation settlement	$1,536	$(215)	$(732)	$589
Employee severance and related costs	2,681	1,463	(2,626)	1,518
Lease termination fees and other facility costs	10,034	1,267	(1,162)	10,139
Other costs	—	590	(165)	425

Total	$14,251	$3,105	$(4,685)	$12,671

(1)	Of the $12,671 total accrued special charges at June 30, 2004, $7,327 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $5,344 represents the short-term portion of accrued special charges.

(10)	Merger and Acquisition Related Charges – During the six months ended June 30, 2004, the Company acquired (i) Project Technology Inc. and (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%. The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these two acquisitions was $3,519. The aggregate excess of tangible assets acquired over liabilities assumed was $309. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $360, goodwill of $1,750, technology of $220 and other identified intangible assets of $90. The technology is being amortized to cost of goods sold over two years. The other identified intangible assets are being amortized to operating expenses over three years.

The separate results of operations for the acquisitions for the three months ended June 30, 2004 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

During the six months ended June 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia) and (iv) the business and technology of DDE-EDA A/S (DDE). The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $13,022. The aggregate excess of tangible assets acquired over liabilities assumed was $669. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,650, goodwill of $6,583, technology of $3,580 and other identified intangible assets of $540. The technology is being amortized to cost of goods sold over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the fair value of the Alcatel acquisition.

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

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,351 and $11 at June 30, 2004 and December 31, 2003, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Six months ended June 30,	2004	2003
Beginning balance	$—	$(171)
Favorable changes in fair value of cash flow hedges	182	789
Net (gain) loss transferred to earnings	63	(177)

Net unrealized gain	$245	$441

The remaining balance in accumulated other comprehensive income at June 30, 2004 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2004. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $194 deferred gain and a $285 deferred losses to system and software revenues relating to foreign currency contracts hedging revenues for the six months ended June 30, 2004 and 2003, respectively. The Company transferred a $257 deferred loss and a $462 deferred gain to operating expenses relating to foreign currency contracts hedging commission and other expenses for the six months ended June 30, 2004 and 2003, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $247 and $134 for the three months ended June 30, 2004 and 2003, respectively, and $385 and $273 for the six months ended June 30, 2004 and 2003, respectively. The Company recorded expense related to time value in interest expense of $124 and $183 for the three months ended June 30, 2004 and 2003, respectively, and $238 and $331 for the six months ended June 30, 2004 and 2003, respectively.

(12)	Income Taxes - The provision for income taxes was $37,523 and $37,969 for the three months and six months ended June 30, 2004 compared to $1,018 and $1,918 for the comparable periods of 2003. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate primarily due to the impact of a large one-time dividend declared by a foreign subsidiary as well as the impact of state taxes and the amortization of a deferred tax charge recorded in 2002, offset in part by the impact of the tax rate differential on earnings of foreign subsidiaries. Tax expense of $36,650 was provided on the declaration of a $120,000 dividend from a foreign subsidiary and is reflected in the tax provision for the three months and six months ended June 30, 2004. The dividend was declared to increase the Company’s future flexibility to marshal the Company’s foreign generated cash in the United States for operating and acquisition purposes, and to utilize United States deferred tax assets. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax return purposes, the Company incurred a federal and state cash tax liability of approximately $3,000 as a result of the dividend and realized $33,650 of its deferred tax assets.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

(13)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At June 30, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

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

(14)	Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Americas	$82,892	$76,761	$147,922	$156,287
Europe	43,299	46,840	87,120	89,260
Japan	28,358	20,665	67,153	44,689
Pacific Rim	15,093	13,202	31,852	26,572

Total	$169,642	$157,468	$334,047	$316,808

Operating income (loss)
Americas	$49,932	$42,242	$82,761	$85,821
Europe	21,663	24,262	42,927	46,047
Japan	18,273	11,328	46,681	25,924
Pacific Rim	10,641	10,057	23,002	19,917
Corporate	(93,201)	(80,793)	(182,214)	(162,556)

Total	$7,308	$7,096	$13,157	$15,153

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Integrated Circuit (IC) Design	$116,246	$107,779	$231,988	$211,877
Systems Design	46,639	43,057	88,575	92,954
Professional Services	6,757	6,632	13,484	11,977

Total	$169,642	$157,468	$334,047	$316,808

(15)	Recent Accounting Pronouncements- In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this issue is not expected to have a material impact on the Company’s financial position or results of operations.

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

Business Environment

Beginning in late 2000, the electronics industry experienced a broad economic downturn. As a result of this downturn, many of the Company’s customers reduced research and development (R&D) budgets, limited general investment in design tools and reduced engineering staff. Although the overall economy and the electronics industry have gradually recovered during 2003 and 2004, the Company’s customers have in general continued to limit EDA spending. Notwithstanding this general trend, customers still require new innovative EDA tools to solve leading edge design problems and increase productivity and speed time to market. The Company attempts to fill those demands through its relatively young and diverse product portfolio. As a result, the Company had solid performance in 2003 and first half of 2004. Strength in system design in the military and aerospace segments helped drive revenue growth for the Company in 2003. As customer demand expanded during this time, the Company was able to leverage its strength in system design relative to its major competitors. As the semiconductor industry began to stabilize in the second half of 2003 and first half of 2004, newer integrated circuit (IC) design tool sales increased. For the Company, this resulted in growth in the second half of 2003 and first half of 2004, led by its physical verification product family.

The Company’s management believes that EDA spending by semiconductor companies generally lags their economic financial recovery by several quarters for two primary reasons. First, because of the importance of R&D to the future of semiconductor companies, customers try to moderate R&D spending reductions during downturns in comparison to other expense items. As a result, R&D spending as a percentage of revenue increases. As revenues grow in the early stages of the recovery, customers constrain spending increases until R&D returns to more typical percentage of revenue levels. Second, as a result of reduced engineering staff, customers may hold excess software licenses of established tools. Hiring must resume before additional software licenses will be required. The exception is for newer software that customers have not previously purchased.

The Company’s management is not predicting a recovery of EDA spending in 2004. We believe that the Company will continue to grow revenue and earnings faster than the industry because of its heavy mix of relatively new products, many of which are in new types of design methodologies that do not currently have a large EDA installed base. The Company will continue its strategy of attempting to develop best in class point tools with number one market share potential. This strategy is intended to create a diversified product portfolio for the Company that solves customers’ critical design problems. The Company’s management believes that this product strategy, in conjunction with a customer diversification strategy, has helped reduce the impact of marketplace fluctuations in the past.

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on pages 18-19 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which include due and payable and cash based revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2003 marked the third consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend was primarily the result of two factors. First, the Company’s customers are moving toward the term license model, which provides the customer with greater flexibility for product usage, including the ability to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the United States high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

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

New products delivered by the Company in the area of printed circuit board design included: I/O Designer (tool that enable large and complex FPGAs to be efficiently incorporated into the design process), TeamPCB (a tool that allows multiple designers to simultaneously work on the same design without affecting each other’s work) and advanced high-speed design and analysis software.

In the Design-to-Silicon Division, the Company continued to extend the scope of the Calibre platform, obtaining significant new customer engagements and orders with its resolution enhancement technology. The Company also worked on developing new design-for-manufacturing tools that are expected to debut later in 2004.

The Company launched its Scalable Verification Environment featuring a suite of tools designed to solve the verification challenges that design engineers face. According to Collett International, an industry analysis firm, engineers spend approximately 62% of their design effort verifying their designs. This dominance of verification in the design process has driven many customers to seek new solutions to enhance their verification abilities.

In 2004, the Company launched Catapult C Synthesis, a new tool that enables designers to work at a higher level of design abstraction. Using C language rather than traditional hardware design languages can improve design quality as well as designer productivity.

The Company’s management believes that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long and healthy. The Company’s management believes that the Company’s relatively young and diverse product lines are positioned for growth over the long-term.

Q2 2004 Financial Performance

•	Total revenues were $169,642 and $334,047 for the three months and six months ended June 30, 2004, respectively, a 8% and 5% increase over the comparable periods of 2003, resulting largely from strength in Scalable Verification and Design-to-Silicon product lines as well as favorable currency effects from strengthening of the Japanese yen, the Euro, the British pound sterling and other European currencies.

•	Product revenues split by license model was 45% term with upfront revenue recognition, 39% perpetual and 16% term with ratable revenue recognition (which include due and payable and cash based revenue recognition), compared to Q2 2003 product revenue splits of 35% term with upfront revenue recognition, 49% perpetual and 16% term with ratable revenue recognition.

•	Service and support revenues for the three months and six months ended June 30, 2004 were $71,551 and $141,435, respectively, a 3% increase over the comparable periods of 2003 service and support revenues of $69,677 and $137,205, respectively, resulting largely from favorable currency effects from strengthening of the Japanese yen, the Euro, the British pound sterling and other European currencies.

•	By geography, revenues increased 8% for the three months ended June 30, 2004 and decreased 5% for the six months ended June 30, 2004 in the Americas as compared to the comparable periods of 2003. Revenues increased for the three months ended June 30, 2004 as compared to the comparable period of 2003 primarily due to an increase in Scalable Verification product revenues primarily attributable to the Modelsim product line and continued strength in Design-to-Silicon product revenues primarily attributable to the Calibre product line. Revenues decreased for the six months ended June 30, 2004 as compared to the comparable period of 2003 is primarily due to a decrease in Integrated Systems Design product revenues due to a large term deal in the first six months of 2003. Revenues decreased 8% and 2% in Europe, increased 37% and 50% in Japan due to new term business and 14% and 20% in Pacific Rim for the three months and six months ended June 30, 2004, respectively. The Americas contributed the largest share of revenues at nearly 49% and 44% for the three months and six months ended June 30, 2004.

•	Net loss for the three months and six months ended June 30, 2004 was $32,796 and $30,618 respectively, compared to a net income of $4,074 and $7,673 in the comparable periods of 2003. The decrease was primarily due to an increase in the tax provision due to the declaration of a $120,000 dividend from a foreign subsidiary for the three months ended June 30, 2004. This decrease is offset by increased revenues for the three months and six months ended June 30, 2004 as compared to the comparable period of 2003.

•	Trade accounts receivable, net increased to $225,148 at June 30, 2004, up 1% from $223,670 at December 31, 2003. Average days sales outstanding increased from 100 days at December 31, 2003 to 119 days at June 30, 2004. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended June 30, 2004 as compared to the three months ended December 31, 2003 and effect of annual support renewals in the first half of 2004.

•	Cash generated by operating activities was $15,794 for the six months ended June 30, 2004 compared to $26,214 in the comparable period of 2003. At June 30, 2004, cash, cash equivalents and short-term investments were $83,754, up 17% from $71,324 at December 31, 2003.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues for the three months and six months ended June 30, 2004 totaled $98,091 and $192,612, respectively, representing an increase of $10,300 or 12% and $13,009 or 7% over the comparable periods of 2003. The increase in software product revenue was attributable to (i) an increase in Scalable Verification product revenues primarily attributable to the Modelsim product line and (ii) continued strength in the Design-to-Silicon product revenues primarily attributable to the Calibre product line. This increase was offset by a decrease in Integrated Systems Design product revenues due to a large term deal in the six months ended June 30, 2003. In addition, system and software revenues were favorably impacted by approximately 2% by the strengthening of foreign currencies for the three months and six months ended June 30, 2004.

System and software gross margins were 93% for the three months and six months ended June 30, 2004, compared to 92% for the comparable periods of 2003. Gross margin was favorably impacted for the three and six months ended June 30, 2004 due to a greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue.

Amortization of purchased technology to system and software cost of goods sold was $2,504 and $4,970 for the three months and six months ended June 30, 2004, respectively, compared to $2,269 and $4,478 in the comparable periods of 2003. The increase in amortization of purchased technology is primarily attributable to acquisitions in the second quarter of 2003. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. Service and support revenues for the three months and six months ended June 30, 2004 totaled $71,551 and $141,435, respectively, representing an increase of $1,874 or 3% and $4,230 or 3% over the comparable periods of 2003. The increases in service and support revenues for the three and six months ended June 30, 2004 were primarily attributable to the strengthening of foreign currencies.

Service and support gross margins for the three months and six months ended June 30, 2004 were 73% and 72%, respectively, compared to 70% for the comparable periods of 2003. Service and support gross margin increased for the three and six months ended June 30, 2004 compared to the same period in 2003 primarily due to higher revenue resulting from the strengthening of foreign currencies and lower costs resulting from headcount reductions.

Geographic Revenues Information

Three months ended June 30,	2004	Change	2003
Americas	$82,892	8%	$76,761
Europe	43,299	(8)%	46,840
Japan	28,358	37%	20,665
Pacific Rim	15,093	14%	13,202

Total	$169,642		$157,468

Six months ended June 30,	2004	Change	2003
Americas	$147,922	(5)%	$156,287
Europe	87,120	(2)%	89,260
Japan	67,153	50%	44,689
Pacific Rim	31,852	20%	26,572

Total	$334,047		$316,808

Revenues in the Americas increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to an increase in Scalable Verification product revenues. Revenues in the Americas decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to a large term deal in the six months ended June 30, 2003. Revenues outside the Americas represented 51% and 56% of total revenues for the three months and six months ended June 30, 2004, respectively, compared to 51% for the comparable periods of 2003. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 3% for the three and six months ended June 30, 2004. Exclusive of currency effects, lower revenue for the three and six months ended June 30, 2004 compared to the comparable periods of 2003 was due to lower emulation hardware systems sales. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 8% for the three months and six months ended June 30, 2004. Exclusive of currency effects, higher revenues in Japan were primarily attributable to higher software product sales and an increase in service and support revenue. Revenues in the Pacific Rim increased for the three and six months ended June 30, 2004 as compared to the comparable periods of 2003 primarily as a result of higher software product and support sales. Since the Company generates approximately half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2004	Change	2003	2004	Change	2003
Research and development	$48,322	10%	$43,965	$96,705	11%	$86,841
Marketing and selling	$64,045	9%	$58,708	$127,751	8%	$117,897
General and administration	$18,748	9%	$17,160	$37,310	3%	$36,143
Amortization of intangible assets	$790	(15)%	$931	$1,572	(24)%	$2,076

Special charges	$3,863	100%	$—	$3,863	183%	$1,363
Merger and acquisition related charges	$360	(80)%	$1,800	$360	(80)%	$1,800

Research and Development

R&D costs increased for the three months and six months ended June 30, 2004 over the comparable period of 2003 primarily attributable to higher R&D headcount, including headcount in the systems design and embedded system product lines and due to a weaker United States dollar during 2004 that increased R&D expenses by approximately 2% and 3% for the three months and six months ended June 30, 2004, respectively.

Marketing and Selling

Marketing and selling costs increased for the three months and six months ended June 30, 2004 over the comparable period of 2003 primarily due to higher headcount and due to a weaker United States dollar during 2004 that increased marketing and selling expenses by approximately 3% and 4% for the three months and six months ended June 30, 2004, respectively.

General and Administration

General and administration costs increased for the three months and six months ended June 30, 2004 as compared to the comparable period of 2004 primarily attributable to higher headcount and a weaker United States dollar during 2004 that increased general and administration expenses by approximately 2% and 3% for the three months and six months ended June 30, 2004, respectively. These increases were offset by no emulation litigation related costs due to the settlement of the emulation litigation with Cadence Design System, Inc. in 2003.

Amortization of Intangible Assets

Amortization of intangible assets decreased for the three months and six months ended June 30, 2004 as compared to the comparable period of 2003 due to complete amortization of intangible assets related to certain prior year acquisitions.

Special Charges

For the six months ended June 30, 2004, the Company recorded special charges of $3,863. These charges primarily consisted of accruals for excess leased facilities and costs incurred for employee terminations.

Excess leased facility costs of $1,267 primarily consist of adjustments to previously recorded non-cancelable lease payments for leases of facilities in North America and Europe. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition, the Company recorded a $758 write-off of leasehold improvements for a facility lease in North America that was previously abandoned.

The Company rebalanced its workforce by 25 employees during the six months ended June 30, 2004. The reduction impacted several employee groups. Employee severance costs of $1,463 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs should be expended during the next twelve months. There have been no significant modifications to the amount of these charges.

Other costs of $590 include other costs incurred to restructure the organization other than employee rebalances and excess leased facility costs.

In addition, the Company reversed a portion of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

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

Merger and Acquisition Related Charges

During the six months ended June 30, 2004, the Company acquired (i) Project Technology Inc. and (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%. The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these two acquisitions was $3,519. The aggregate excess of tangible assets acquired over liabilities assumed was $309. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $360, goodwill of $1,750, technology of $220 and other identified intangible assets of $90. The technology is being amortized to cost of goods sold over two years. The other identified intangible assets are being amortized to operating expenses over three years.

During the six months ended June 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia) and (iv) the business and technology of DDE-EDA A/S (DDE). The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $13,022. The aggregate excess of tangible assets acquired over liabilities assumed was $669. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,650, goodwill of $6,583, technology of $3,580 and other identified intangible assets of $540. The technology is being amortized to cost of goods sold over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the fair value of the Alcatel acquisition.

In addition, during the three months ended June 30, 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

Other Income, Net

Other income, net totaled $1,990 and $3,220 for the three months and six months ended June 30, 2004, respectively, compared to $1,925 and $2,412 for the comparable periods in 2003. Interest income was $1,860 and $3,492 for the three months and six months ended June 30, 2004, respectively, compared to $1,216 and $2,663 for comparable periods of 2003. Interest income includes income relating to time value of foreign currency contracts of $247 and $385 for the three months and six months ended June 30, 2004, respectively, compared to $134 and $273 for the comparable periods in 2003. Other income, net was favorably impacted by a foreign currency gain of $255 and $129 in the three months and six months ended June 30, 2004, respectively, compared to a loss of $92 and $825 for the comparable periods of 2003. These variances were partially offset by a net gain on sale of investment of $1,491 in the three and six months ended June 30, 2003.

Interest Expense

Interest expense was $4,571 and $9,026 for the three months and six months ended June 30, 2004, respectively, compared to $3,929 and $7,974 for comparable periods in 2003. Interest expense increased primarily as a result of the issuance of the Company’s convertible subordinated notes in August 2003. Interest expense is primarily attributable to of the Company’s convertible subordinated notes and debentures issued in June 2002 and August 2003, respectively. The Company recorded interest expense relating to the time value of foreign currency contracts of $124 and $238 for the three months and six months ended June 30, 2004, respectively, compared to $183 and $331 for the comparable period of 2003.

Provision for Income Taxes

The provision for income taxes was $37,523 and $37,969 for the three months and six months ended June 30, 2004 compared to $1,018 and $1,918 for the comparable periods of 2003. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate primarily due to the impact of a large one-time dividend declared by a foreign subsidiary as well as the impact of state taxes and the amortization of a deferred tax charge recorded in 2002, offset in part by the impact of the tax rate differential on earnings of foreign subsidiaries. Tax expense of $36,650 was provided on the declaration of a $120,000 dividend from a foreign subsidiary and is reflected in the tax provision for the three months and six months ended June 30, 2004. The dividend was declared to increase the Company’s future flexibility to marshal the Company’s foreign generated cash in the United States for operating and acquisition purposes, and to utilize United States deferred tax assets. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax return purposes, the Company incurred a federal and state cash tax liability of approximately $3,000 as a result of the dividend and realized $33,650 of its deferred tax assets.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the Federal tax liability associated with any future foreign dividend.

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

The Company recently settled an examination with the Internal Revenue Service for its U.S. federal income tax returns for the years 2000 and 2001. The results of this exam have been reflected in the deferred tax asset balances and taxes payable balances as of June 30, 2004. There was no impact on tax expense because, as a result of audit findings, an additional assessment of tax liability for the audit period had been adequately provided for in previous periods. See “Factors that may affect future results and financial condition” below. In addition, the Company is currently under examination by the IRS for its 2002 federal income tax returns and will be for 2003 when the Company files that return. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately two-fifths of its expenses were generated outside of the United States for the first six months of 2004. For 2004 and 2003, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for 90-day to one-year periods and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $24,622 at June 30, 2004 from $25,922 at December 31, 2003. This reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the United States dollar since year-end 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at June 30, 2004 were $83,754 compared to $71,324 at December 31, 2003. Cash provided by operations was $15,794 in the first six months of 2004 compared to $26,214 during the same period in 2003. The decrease in cash flows from operating activities was primarily due to payment of payroll and related liabilities in the first six months of 2004. This decrease was partially offset by an increase in deferred revenue.

Cash used for investing activities, excluding short-term investments, was $17,395 and $23,331 in the first six months of 2004 and 2003, respectively. Cash used for investing activities included capital expenditures of $8,946 in the first six months of 2004 compared to $8,962 during the same period in 2003. Acquisition of businesses and equity interests was $5,745 for the six months ended June 30, 2004 compared to $15,860 for the comparable period in 2003. Purchases of intangible assets were $2,704 for the six months ended June 30, 2004. There were no purchases of intangible assets for the six months ended June 30, 2003.

Cash provided by financing activities was $14,084 and $5,590 in the first six months of 2004 and 2003, respectively. Cash and short-term investments were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $11,015 and $3,992 during the six months ended June 30, 2004 and 2003, respectively. Cash provided by financing activities for the six months ended June 30, 2004 included proceeds from short-term borrowings, net of $4,069 compared to $2,351 for the comparable period in 2003.

Trade Accounts Receivable, net

Trade accounts receivable, net increased to $225,148 at June 30, 2004 from $223,670 at December 31, 2003. Excluding the current portion of term receivables of $120,506 and $119,627, average days sales outstanding were 55 days and 46 days at June 30, 2004 and December 31, 2003, respectively. Average days sales outstanding in total accounts receivable increased from 100 days at December 31, 2003 to 119 days at June 30, 2004. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended June 30, 2004 as compared to the three months ended December 31, 2003. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Inventory, Net

Inventory, net increased $866 from December 31, 2003 to June 30, 2004. The increase was primarily due to purchases based on forecasted shipments of next generation emulation hardware systems.

Prepaid Expenses and Other

Prepaid expenses and other increased $3,272 from December 31, 2003 to June 30, 2004. The increase was primarily due to renewals of maintenance contracts and prepayments for benefits and sales commissions. The increase was partially offset by the receipt of an income tax refund of $1,494.

Term Receivables, Long-Term

Term receivables, long-term increased to $106,574 at June 30, 2004 compared to $98,207 at December 31, 2003. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was attributable to new term agreements closed in the first half of 2004, primarily in Japan.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased $20,521 from December 31, 2003 to June 30, 2004. The decrease was primarily due to payments of the 2003 annual and fourth quarter incentive compensation.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $29,394 from December 31, 2003 to June 30, 2004. The increase was primarily due to annual contract renewals in the first six months of 2004, higher renewal rates and support contracts moving from quarterly to annual billing cycles.

Capital Resources

Expenditures for property and equipment decreased to $8,946 for the first six months of 2004 compared to $8,962 for the same period in 2003. Expenditures in the first six months of 2004 and 2003 did not include any individually significant projects. In the first six months of 2004, the Company acquired (i) Project Technology Inc., (ii) a minority equity interest in M2000, a French company and (iii) remaining 49% minority interest in MGK, which together resulted in total net cash payments of $4,680. Additionally, the Company paid $1,065 relating to holdbacks on prior year acquisitions. The Company also paid $2,704 related to purchases of technology from (i) Atair and (ii) LSI Logic in the first six months of 2004. In the first six months of 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel, (ii) Translogic, (iii) the distributorship, Mentor Italia and (iv) the business and technology of DDE, which resulted in total net cash payments of $13,022. Additionally, the Company paid $4,070 relating to a holdback on a prior year acquisition.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A for general corporate purposes and to fund the purchase of 1,750 shares of the Company’s stock. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month

LIBOR plus 1.65%. The effective interest rate for the first six months of 2004 was 2.80%. The Company pays interest on the Debentures quarterly in February, May, August and November. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

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

In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at June 30, 2004.

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

Outlook for Third Quarter 2004

Revenues for the third quarter are expected to be in the range of $165,000-$170,000. Earnings per share are expected to range between $.01 and $.06.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained under “Outlook for Third Quarter 2004” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for Third Quarter 2004”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely affect the Company.

United States and international economies can experience an economic downturns, which may have an adverse affect on the Company’s results of operations. Weakness in these economies may adversely affect the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which include expenditures for EDA, software and other consulting services, in the United States and abroad. In addition, demand for the Company’s products and services may be adversely affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries and any future downturns may, materially adversely affect the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit manufacturers and electronics systems companies. The integrated circuit industry is highly cyclical and is subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles of both companies in these industries and their customers’ products and a decline in general economic conditions. These downturns cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During such downturns, the number of new design projects generally decreases, which can adversely affect demand for the Company’s products.

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

The Internal Revenue Service and other tax authorities regularly examine the Company’s income tax returns. Significant judgment is required in determining our provision for income taxes. In determining the adequacy of our income taxes, the Company assesses the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, the Company may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Limitations on the Effectiveness of Controls.

The Company does not expect that its disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

The industry in which the Company competes has seen significant consolidation in recent years. During this period, the Company has acquired numerous businesses, and it is frequently in discussions with potential acquisition candidates and may acquire other businesses in the future. For example, the Company is frequently engaged in acquisition discussions with several companies. While the Company expects to carefully analyze all potential transactions before committing to them, the Company cannot assure that any transaction that is completed will result in long-term benefits to the Company or its shareholders or that the Company’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after the Company acquires another business, it could materially adversely affect the Company:

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

The Company realizes more than half of the Company’s revenue from customers outside the United States and approximately two-fifths of the Company’s expenses are generated outside of the United States. Significant changes in exchange rates can have an adverse effect on the Company. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion above. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

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

The Company occasionally commits to purchase component parts from suppliers based on sales forecasts of the Company’s Mentor Emulation Division products. If the Company cannot change or be released from these non-cancelable purchase commitments, or if orders for the Company’s products do not materialize as anticipated, the Company could incur significant costs related to the purchase of excess components which could become obsolete before the Company can use them. Additionally, a delay in production of the components could materially adversely affect the Company’s operating results.

The Company’s failure to obtain software or other intellectual property licenses or adequately protect the Company’s proprietary rights could materially adversely affect the Company.

The Company’s success depends, in part, upon the Company’s proprietary technology. Some of the Company’s products include software or other intellectual property licensed from third parties, and the Company may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. The Company’s failure to obtain software or other intellectual property licenses or rights on favorable terms, or the need to engage in litigation over these licenses or rights, could materially adversely affect the Company.

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

Future litigation matters may have a material adverse effect on the Company. Any future litigation may result in injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely affect the Company.

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

Terrorist attacks and other acts of violence or war may materially adversely affect the markets on which the Company’s securities trade, the markets in which the Company operates, the Company’s operations and the Company’s profitability.

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

Any armed conflict entered into by the United States could have an impact on the Company’s sales and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The Company currently has operations in Pakistan, Egypt and Israel, countries that maybe particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2004. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$44,624	1.35%
Short-term investments – fixed rate	8,825	1.19%

Total fixed rate interest bearing instruments	$53,449	1.32%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at June 30, 2004. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at June 30, 2004. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At June 30, 2004, Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. The Company had no short-term borrowings against the credit facility at June 30, 2004.

The Company had other long-term notes payable of $3,299 and short-term borrowings of $11,024 outstanding at June 30, 2004 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $143.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of June 30, 2004, the Company had options outstanding to sell Japanese yen with contract values totaling approximately $41,351 at a weighted average contract rate of 113.66 and had options outstanding to buy the Euro with contract values totaling $26,945 at a weighted average contract rate of 1.26.

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

The table provides information as of June 30, 2004 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Japanese yen	$55,201	106.25	JPY
Euro	37,504	1.22	USD
Canadian dollar	5,302	1.38	CAD
Taiwan dollar	2,627	33.73	TWD
British pound sterling	1,453	1.82	USD
Norway krona	1,092	6.93	NOK
Other	3,913	—

Total	$107,092

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 19, 2004 at the Company’s offices in Wilsonville, Oregon to consider and vote upon

Proposal 1	To elect directors to serve for the ensuing year and until their successors are elected
Proposal 2	To amend the Company’s 1989 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan.
Proposal 3	To approve the Company’s Foreign Subsidiary Employee Stock Purchase Plan
Proposal 4	To amend the Company’s 1982 Stock Option Plan to increase the number of shares reserved for issuance under the plan.
Proposal 5	To amend Article III of the Company’s 1987 Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Common Stock.

The results of the voting on these proposals was as follows:

Proposal 1

Election of Directors	For	Withheld
Marsha B. Congdon	65,279,400	1,836,328
Gregory K. Hinckley	65,279,400	1,836,328
Kevin C. McDonough	65,279,400	1,836,328
Walden C. Rhines	65,279,400	1,836,328
Fontaine K. Richardson	65,279,400	1,836,328
Sir Peter Bonfield	65,279,325	1,836,403
James R. Fiebiger	65,279,310	1,836,418
Patrick B. McManus	65,279,210	1,836,518

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	50,242,401	6,399,028	702,457	9,771,842
Proposal 3	50,460,687	6,181,019	702,180	9,771,842
Proposal 4	31,705,939	24,932,487	705,460	9,771,842
Proposal 5	61,648,470	5,286,076	181,182	—

Item 6. Exhibits and Reports on Form 8-K.

(All numerical references in thousands)

(a)	Exhibits

3.A.	1987 Restated Articles of Incorporation, as amended.

10.A.	1982 Stock Option Plan.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 22, 2004, the Company filed a current report on Form 8-K to report under Item 9 and 12 that on April 22, 2004, the Company had announced financial results for the first quarter of 2004 and provided outlook for the second quarter of 2004 and the full year of 2004.

On April 26, 2004, the Company filed an amended current report on Form 8-K/A to furnish information inadvertently omitted from the current report filed on April 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley
President