Form 10-Q
period 2004-09-30
MENTOR GRAPHICS CORP
filed 2004-11-09
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Number of shares of common stock, no par value, outstanding as of November 1, 2004: 76,332,032

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended September 30, In thousands, except per share data	2004	2003
Revenues:
System and software	$89,933	$86,166
Service and support	72,027	70,785

Total revenues	161,960	156,951

Cost of revenues:
System and software	2,615	5,945
Service and support	20,320	20,344
Amortization of purchased technology	2,672	2,319

Total cost of revenues	25,607	28,608

Gross margin	136,353	128,343

Operating expenses:
Research and development	50,990	46,522
Marketing and selling	63,304	57,781
General and administration	18,120	18,011
Amortization of intangible assets	916	899
Emulation litigation settlement	—	20,264
Special charges	507	4,948
Merger and acquisition related charges	7,290	60

Total operating expenses	141,127	148,485

Operating loss	(4,774)	(20,142)
Other income, net	2,479	2,096
Interest expense	(4,755)	(4,525)

Loss before income taxes	(7,050)	(22,571)
Benefit from income taxes	(1,304)	(9,781)

Net loss	$(5,746)	$(12,790)

Net loss per share:
Basic	$(.08)	$(.19)

Diluted	$(.08)	$(.19)

Weighted average number of shares outstanding:
Basic	73,213	67,886

Diluted	73,213	67,886

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine months ended September 30, In thousands, except per share data	2004	2003
Revenues:
System and software	$282,545	$265,769
Service and support	213,462	207,990

Total revenues	496,007	473,759

Cost of revenues:
System and software	11,800	15,541
Service and support	59,494	61,805
Amortization of purchased technology	7,642	6,797

Total cost of revenues	78,936	84,143

Gross margin	417,071	389,616

Operating expenses:
Research and development	147,695	133,363
Marketing and selling	191,055	175,678
General and administration	55,430	54,154
Amortization of intangible assets	2,488	2,975
Emulation litigation settlement	—	20,264
Special charges	4,370	6,311
Merger and acquisition related charges	7,650	1,860

Total operating expenses	408,688	394,605

Operating income (loss)	8,383	(4,989)
Other income, net	5,699	4,508
Interest expense	(13,781)	(12,499)

Income (loss) before income taxes	301	(12,980)
Provision (benefit) for income taxes	36,665	(7,863)

Net loss	$(36,364)	$(5,117)

Net loss per share:
Basic	$(.51)	$(.08)

Diluted	$(.51)	$(.08)

Weighted average number of shares outstanding:
Basic	71,045	67,554

Diluted	71,045	67,554

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands	As of September 30, 2004	As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$75,171	$68,333
Short-term investments	25,819	2,991
Trade accounts receivable, net of allowance for doubtful accounts of $3,862 and $4,149, respectively	211,204	223,670
Inventory, net	6,259	5,489
Prepaid expenses and other	25,688	21,675
Deferred income taxes	17,566	18,787

Total current assets	361,707	340,945

Property, plant and equipment, net	88,596	91,350
Term receivables, long-term	106,874	98,207
Goodwill	333,295	290,352
Intangible assets, net	42,411	35,929
Deferred income taxes	27,231	60,021
Other assets, net	20,514	23,884

Total assets	$980,628	$940,688

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,257	$6,910
Accounts payable	16,734	18,105
Income taxes payable	38,803	35,122
Accrued payroll and related liabilities	59,863	80,484
Accrued liabilities	38,899	37,719
Deferred revenue	102,930	74,662

Total current liabilities	266,486	253,002

Notes payable	285,217	286,768
Other long-term liabilities	19,561	23,161

Total liabilities	571,264	562,931

Commitments and contingencies (Note 13)
Minority interest	—	3,391

Stockholders’ equity:
Common stock	361,754	294,180
Deferred compensation	(812)	(2,601)
Retained earnings	23,903	57,800
Accumulated other comprehensive income	24,519	24,987

Total stockholders’ equity	409,364	374,366

Total liabilities and stockholders’ equity	$980,628	$940,688

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, In thousands	2004	2003
Operating Cash Flows:
Net loss	$(36,364)	$(5,117)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	18,367	17,300
Amortization	13,911	18,798
Deferred income taxes	29,949	(2,048)
Changes in other long-term liabilities and minority interest	(3,502)	(311)
Write-down of assets	8,408	2,166
Gain on sale of investments	—	(2,390)

Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	11,606	(15,210)
Prepaid expenses and other	(2,578)	(2,680)
Term receivables, long-term	(9,259)	3,184
Accounts payable and accrued liabilities	(23,851)	(632)
Income taxes payable	3,863	(19,925)
Deferred revenue	27,356	471

Net cash provided by (used in) operating activities	37,906	(6,394)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	9,954	3,857
Purchases of short-term investments	(32,782)	—
Purchases of property, plant and equipment	(16,833)	(14,343)
Purchases of intangible assets	(3,334)	—
Proceeds from sale of investments	—	2,390
Acquisitions of businesses and equity interests	(8,039)	(17,093)

Net cash used in investing activities	(51,034)	(25,189)

Financing Cash Flows:
Proceeds from issuance of common stock	19,155	15,553
Repurchase of common stock	—	(29,785)
Net increase (decrease) in short-term borrowings	2,391	(7,985)
Note issuance costs	—	(4,639)
Proceeds from long-term notes payable	—	110,000
Repayment of long-term notes payable	(1,531)	(1,146)

Net cash provided by financing activities	20,015	81,998

Effect of exchange rate changes on cash and cash equivalents	(49)	727

Net change in cash and cash equivalents	6,838	51,142
Cash and cash equivalents at beginning of period	68,333	34,969

Cash and cash equivalents at end of period	$75,171	$86,111

Supplemental disclosure of cash flow information:
Common stock issued in connection with an acquisition	$49,576	$—

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

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Product revenue from term license installment agreements is recognized upon shipment and start of the license term, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The Company uses term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. In a term license agreement in which the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months and nine months ended September 30, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Option Plans	2004	2003	2004	2003
Risk-free interest rate	3.5%	3.1%	3.5%	2.8%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.4	4.2	4.4	4.1
Volatility	45%	68%	45%	66%

	Three months ended September 30,		Nine months ended September 30,
Employee Stock Purchase Plans (ESPPs)	2004	2003	2004	2003
Risk-free interest rate	2.1%	1.6%	1.8%	1.5%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	86%	45%	86%

The Company used expected volatility to estimate volatility for options granted during the three months and nine months ended September 30, 2004, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s convertible subordinated debentures (see Note 5), which is comparable to employee stock options. In prior years, the Company used historical volatility. Using the Black-Scholes methodology, weighted average fair value of options granted was $4.59 and $10.35 per share during the three months ended September 30, 2004 and 2003, respectively, and $5.90 and $6.98 per share during the nine months ended September 30, 2004 and 2003, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $2.64 and $2.13 during the three months ended September 30, 2004 and 2003, respectively, and $1.98 and $1.86 during the nine months ended September 30, 2004 and 2003, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $374 and $512 for the three months ended September 30, 2004 and 2003, respectively, and $1,122 and $1,535 for the nine months ended September 30, 2004 and 2003, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(5,746)	$(12,790)	$(36,364)	$(5,117)

Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(4,268)	(4,689)	(13,653)	(15,753)

Pro forma net loss	$(10,014)	$(17,479)	$(50,017)	$(20,870)

Basic net loss per share – as reported	$(.08)	$(.19)	$(.51)	$(.08)
Basic net loss per share – pro forma	$(.14)	$(.26)	$(.70)	$(.31)
Diluted net loss per share – as reported	$(.08)	$(.19)	$(.51)	$(.08)
Diluted net loss per share – pro forma	$(.14)	$(.26)	$(.70)	$(.31)

(3)	Net Loss Per Share – Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(5,746)	$(12,790)	$(36,364)	$(5,117)

Weighted average shares used to calculate basic net loss per share	73,213	67,886	71,045	67,554
Employee stock options and employee stock purchase plan	—	—	—	—

Weighted average common and potential common shares used to calculate diluted net loss per share	73,213	67,886	71,045	67,554

Basic net loss per share	$(.08)	$(.19)	$(.51)	$(.08)

Diluted net loss per share	$(.08)	$(.19)	$(.51)	$(.08)

Options and warrants to purchase 18,288 and 17,575 shares of common stock for the three months ended September 30, 2004 and 2003, respectively and 18,578 and 17,817 for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes for the three months and nine months ended September 30, 2004, was anti-dilutive. If the convertible subordinated notes had been dilutive, the Company’s net loss per share would have included additional earnings of $2,648 and $7,944 as well as additional incremental shares of 7,413 for the three months and nine months ended September 30, 2004, respectively. The shares issuable on conversion of the Company’s convertible subordinated debentures have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met. If the circumstances had been met and such conversion had been dilutive, additional earnings of $847 and $2,384 and incremental shares of 4,700 would have been included for the three months and nine months ended September 30, 2004, respectively.

(4)	Short-Term Borrowings – In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at September 30, 2004 and December 31, 2003. The Company’s credit facility prohibits the payment of dividends.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $9,257 and $6,910 were outstanding under these facilities at September 30, 2004 and December 31, 2003, respectively.

(5)	Long-Term Notes Payable – In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Debentures quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.92% for the nine months ended September 30, 2004. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. See Note 15, “Recent Accounting Pronouncements” for a discussion of EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.”

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

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $2,717 and $4,268 were outstanding under these agreements at September 30, 2004 and December 31, 2003, respectively.

(6)	Stock Repurchases - The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the nine months ended September 30, 2004. In August 2003, the Company used a portion of the proceeds from the sale of the Debentures to repurchase 1,750 shares of common stock for an aggregate purchase price of $29,785. No other shares were repurchased in the first nine months of 2003. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information - The following provides additional information concerning supplemental disclosures of cash flow activities:

Nine months ended September 30,	2004	2003
Interest paid	$9,287	$7,397
Income tax paid, net	$1,158	$2,874

(8)	Comprehensive Loss - The following provides a summary of comprehensive loss:

Nine months ended September 30,	2004	2003
Net loss	$(36,364)	$(5,117)
Change in unrealized gain on derivative instruments	687	304
Change in accumulated translation adjustment	(1,155)	4,132

Comprehensive loss	$(36,832)	$(681)

(9)	Emulation Litigation Settlement and Other Special Charges – For the nine months ended September 30, 2004, the Company recorded special charges of $4,370. These charges primarily consisted of accruals for excess leased facilities and costs incurred for employee terminations.

Excess leased facility costs of $1,240 primarily consist of adjustments to previously recorded non-cancelable lease payments for leases of facilities in North America and Europe. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition to the excess leased facility costs, the Company recorded a $758 write-off of leasehold improvements for one of the facilities in North America.

The Company rebalanced its workforce by 41 employees during the nine months ended September 30, 2004. The reduction impacted several employee groups. Employee severance costs of $1,997 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were expended during the first nine months of 2004. There have been no significant modifications to the amount of these charges.

Other costs of $590 include costs incurred to restructure the organization other than employee rebalances and excess leased facility costs.

In addition, the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

For the nine months ended September 30, 2003, the Company recorded special charges of $26,575. These charges primarily consisted of costs incurred for the settlement of emulation litigation, an accrual for excess leased facility costs and costs incurred for employee terminations.

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, an accrual for expected costs to make available certain of its products to the OpenAccess computing environment as specified in the settlement agreement, and attorneys’ fees.

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

The Company rebalanced its workforce by 47 employees during the nine months ended September 30, 2003. This reduction impacted several employee groups. Employee severance costs of $1,594 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were expended during the first nine months of 2003. There have been no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2004:

	Accrued Special Charges at December 31, 2003	2004 Charges (excluding asset write- offs)	2004 Payments	Accrued Special Charges at September 30, 2004 (1)
Emulation litigation settlement	$1,536	$(215)	$(1,109)	$212
Employee severance and related costs	2,681	1,997	(3,719)	959
Lease termination fees and other facility costs	10,034	1,240	(1,987)	9,287
Other costs	—	590	(539)	51

Total	$14,251	$3,612	$(7,354)	$10,509

(1)	Of the $10,509 total accrued special charges at September 30, 2004, $6,682 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $3,827 represents the short-term portion of accrued special charges.

(10)	Merger and Acquisition Related Charges – In September 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares have been deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $105 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $715. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $6,400, goodwill of $39,357, technology of $4,400, other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years.

Additionally, during the nine months ended September 30, 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, and (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip). The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these three acquisitions was $7,750. The aggregate excess of liabilities assumed over tangible assets acquired was $338. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process R&D of $1,250, goodwill of $3,610, technology of $1,050 and other identified intangible assets of $770. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

The separate results of operations for the acquisitions for the nine months ended September 30, 2004 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

During the nine months ended September 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia), (iv) the business and technology of DDE-EDA A/S (DDE), and (v) First Earth Limited. The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these five acquisitions was $13,846. The aggregate excess of tangible assets acquired over liabilities assumed was $456. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,710, goodwill of $7,230, technology of $3,910 and other identified intangible assets of $540. The technology is being amortized to cost of revenues over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

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

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $2,710 and $11 at September 30, 2004 and December 31, 2003, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Nine months ended September 30,	2004	2003
Beginning balance	$—	$(171)
Favorable changes in fair value of cash flow hedges	1,014	621
Net (gain) loss transferred to earnings	(327)	(317)

Net unrealized gain	$687	$133

The remaining balance in accumulated other comprehensive income at September 30, 2004 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2004 and 2005. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred a $897 deferred gain and a $443 deferred loss to system and software revenues relating to foreign currency contracts hedging revenues for the nine months ended September 30, 2004 and 2003, respectively. The Company transferred a $570 deferred loss and a $760 deferred gain to operating expenses relating to foreign currency contracts hedging commission and other expenses for the nine months ended September 30, 2004 and 2003, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $352 and $109 for the three months ended September 30, 2004 and 2003, respectively, and $737 and $382 for the nine months ended September 30, 2004 and 2003, respectively. The Company recorded expense related to time value in interest expense of $137 and $188 for the three months ended September 30, 2004 and 2003, respectively, and $375 and $519 for the nine months ended September 30, 2004 and 2003, respectively.

(12)	Income Taxes - The income tax benefit was $1,304 for the three months ended September 30, 2004 while the nine months ended September 30, 2004 had a provision of $36,665, compared to income tax benefits of $9,781 and $7,863 for the comparable periods of 2003. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes differs from tax computed at the federal statutory income tax rate primarily due to the impact of a large one-time dividend declared by a foreign subsidiary as well as the impact of state taxes and the amortization of a deferred tax charge recorded in 2002, offset in part by the impact of the tax rate differential on earnings of foreign subsidiaries. Tax expense of $36,650 was provided on the declaration of a $120,000 dividend from a foreign subsidiary and is reflected in the tax provision for the nine months ended September 30, 2004. The dividend was declared to increase the Company’s future flexibility to marshal the Company’s foreign generated cash in the United States for operating and acquisition purposes and to utilize United States deferred tax assets. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax return purposes, the Company incurred a federal and state cash tax liability of approximately $3,000 as a result of the dividend and realized $33,650 of its deferred tax assets.

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

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At September 30, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Americas	$68,653	$70,740	$216,575	$227,027
Europe	47,637	44,120	134,757	133,380
Japan	31,337	29,902	98,490	74,591
Pacific Rim	14,333	12,189	46,185	38,761

Total	$161,960	$156,951	$496,007	$473,759

Operating income (loss)
Americas	$30,339	$34,920	$113,100	$120,401
Europe	26,814	24,497	69,740	70,883
Japan	20,544	20,741	67,226	46,665
Pacific Rim	10,108	8,942	33,110	28,860
Corporate	(92,579)	(109,242)	(274,793)	(271,798)

Total	$(4,774)	$(20,142)	$8,383	$(4,989)

The Company segregates revenue into three categories of similar products and services. These categories include Integrated Circuit (IC) Design, Systems Design and Professional Services. The IC Design and Systems Design categories include both product and support revenue. Revenue information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Integrated Circuit (IC) Design	$108,340	$106,904	$340,328	$318,781
Systems Design	47,120	44,007	135,695	136,962
Professional Services	6,500	6,040	19,984	18,016

Total	$161,960	$156,951	$496,007	$473,759

(15)	Recent Accounting Pronouncements- In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, (FSP) EITF No. 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF No. 03-01. The adoption of this issue is not expected to have a material impact on the Company’s financial position or results of operations.

On October 13, 2004, the EITF ratified its consensus on EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. EITF No. 04-08 requires that contingently convertible debt instruments that become convertible on satisfaction of a market price condition be included in diluted earnings per share using the if-converted method, regardless of whether the market price condition has been met. The EITF is effective for reporting periods ending after December 15, 2004 and requires the retroactive restatement of earnings per share. Under the provisions of EITF No. 04-08, the Company’s Debentures, which represent 4,700 potential shares of common stock, will be included in the calculation of diluted earnings per share, if dilutive, regardless of whether the contingent requirements have been met for conversion to common stock. The Company will adopt EITF No. 04-08 in the fourth quarter of 2004 and believes that it will not have a material adverse effect on its diluted earnings per share or earnings per share as stated in prior periods.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references in thousands, except for percentages and per share data)

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

Business Environment

Beginning in late 2000, the electronics industry experienced a broad economic downturn. As a result of this downturn, many of the Company’s customers reduced research and development (R&D) budgets, limited general investment in design tools and reduced engineering staff. Although the overall economy and the electronics industry have gradually recovered during 2003 and 2004, the Company’s customers have in general continued to limit EDA spending. Notwithstanding this general trend, customers still require new innovative EDA tools to solve leading edge design problems and increase productivity and speed time to market. The Company attempts to fill those demands through its relatively young and diverse product portfolio. As a result, the Company had solid performance in 2003 and the first nine months of 2004. Strength in system design in the military and aerospace segments helped drive revenue growth for the Company in 2003. As customer demand expanded during this time, the Company was able to leverage its strength in system design relative to its major competitors. As the semiconductor industry began to stabilize in the second half of 2003 and the first nine months of 2004, newer integrated circuit (IC) design tool sales and verification tools sales increased. For the Company, this resulted in growth in the second half of 2003 and the first nine months of 2004, led by its IC Design to Silicon and Scalable Verification product flows.

The Company’s management believes that EDA spending by semiconductor companies generally lags their economic financial recovery by several quarters for two primary reasons. First, because of the importance of R&D to the future of semiconductor companies, customers try to moderate R&D spending reductions during downturns in comparison to other expense items. As a result, R&D spending as a percentage of revenue increases. As revenues grow in the early stages of the recovery, customers constrain spending increases until R&D returns to more typical percentage of revenue levels. Second, as a result of reduced engineering staff, customers may hold excess software licenses of established tools. Hiring must resume before additional software licenses will be required. The exception is for newer software that customers have not previously purchased or have limited quantities to.

The Company’s management believes that the Company will continue to grow revenue and earnings faster than the industry because of its heavy mix of relatively new products, many of which are in new types of design methodologies that do not currently have a large EDA installed base. The Company will continue its strategy of attempting to develop best in class point tools with number one market share potential. This strategy is intended to create a diversified product portfolio for the Company that solves customers’ critical design problems. The Company’s management believes that this product strategy, in conjunction with a customer diversification strategy, has helped reduce the impact of marketplace fluctuations in the past.

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on page 20 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which include due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2003 marked the third consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend has continued through the first nine months of 2004. This trend was primarily the result of two factors. First, the Company’s customers are moving toward the term license model, which provides the customer with greater flexibility for product usage, including the ability to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the United States high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

Under this ongoing shift from perpetual licenses to term licenses with upfront revenue recognition, which the Company’s management views as a positive trend, the Company expects no measurable impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of the Company’s business is increased. This provides opportunity for increased distribution of newer products earlier in their lifecycles.

Product Developments

During 2004, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. The Company generally has focused its internal development efforts on areas where it believes it can build a number one market position, or extend an existing number one market position.

New products delivered by the Company in the area of printed circuit board design included: I/O Designer (a tool that enables large and complex FPGAs to be efficiently incorporated into the design process), TeamPCB (a tool that allows multiple designers to simultaneously work on the same design without affecting each other’s work) and advanced high-speed design and analysis software.

In the Design-to-Silicon Division, the Company continued to extend the scope of the Calibre platform, obtaining significant new customer engagements and orders with its resolution enhancement technology. As part of this platform extension, the Company is continuing the development of new design-for-manufacturing tools, the first of which were announced in October 2004.

In 2003, the Company launched its Scalable Verification Environment featuring a suite of tools designed to solve the verification challenges that design engineers face. According to Collett International, an industry analysis firm, engineers spend approximately 62% of their design effort verifying their designs. This dominance of verification in the design process has driven many customers to seek new solutions to enhance their verification abilities.

In 2004, the Company launched Catapult C Synthesis, a new tool that enables designers to work at a higher level of design abstraction. Using C language rather than traditional hardware design languages can improve design quality as well as designer productivity.

The acquisitions that were completed during 2004 provide the Company with new product offerings. As a result of the 0-In acquisition, the Company acquired assertion-based verification products that are important to solidifying and expanding the market opportunity for the Scalable Verification platform. With the acquisition of the Palmchip intellectual property (IP) business, the Company added Parallel and Serial ATA IP cores, which broaden its portfolio of certified, standards-based IP for the storage communications market.

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

Q3 2004 Financial Performance

•	Total revenues were $161,960 and $496,007 for the three months and nine months ended September 30, 2004, respectively, a 3% and 5% increase over the comparable periods of 2003, primarily as a result of favorable currency effects from strengthening of the Japanese yen, the Euro and the British pound sterling as well as strength in the Scalable Verification and Integrated System Design product lines.

•	Product revenues split by license model for the three months ended September 30, 2004 were 47% term with upfront revenue recognition, 34% perpetual and 19% term with ratable revenue recognition (which include due and payable revenue recognition), compared to product revenues split by license model for the comparable period of 2003 of 43% term with upfront revenue recognition, 40% perpetual and 17% term with ratable revenue recognition.

•	Service and support revenues for the three months and nine months ended September 30, 2004 were $72,027 and $213,462, respectively, a 2% and 3% increase over the comparable periods of 2003 service and support revenues of $70,785 and $207,990, respectively, resulting largely from favorable currency effects from strengthening of the Japanese yen, the Euro and the British pound sterling.

•	By geography, in the Americas revenues decreased 3% and 5% for the three months and nine months ended September 30, 2004, respectively, as compared to the comparable periods of 2003. Revenues increased 8% and 1% in Europe, 5% and 32% in Japan due to new term business and 18% and 19% in Pacific Rim for the three months and nine months ended September 30, 2004, respectively. The Americas contributed the largest share of revenues at 42% and 44% for the three months and nine months ended September 30, 2004, respectively.

•	Net loss for the three months and nine months ended September 30, 2004 was $5,746 and $36,364, respectively, compared to a net loss of $12,790 and $5,117 in the comparable periods of 2003. The decreased net loss for the three months ended September 30, 2004 was primarily due to a reduction in special charges as a result of the Quickturn emulation litigation settlement in 2003. The increased net loss for the nine months ended September 30, 2004 was primarily due to an increase in the tax provision due to the declaration of a $120,000 dividend from a foreign subsidiary. This increase was partially offset by increased revenues for the three months and nine months ended September 30, 2004 as compared to the comparable periods of 2003.

•	Trade accounts receivable, net decreased to $211,204 at September 30, 2004, down 6% from $223,670 at December 31, 2003. Average days sales outstanding increased from 100 days at December 31, 2003 to 117 days at September 30, 2004. The increase in days sales outstanding was primarily due to the seasonal decrease in revenue for the three months ended September 30, 2004 as compared to the three months ended December 31, 2003. In addition, the product revenue split for term with upfront revenue recognition decreased from 61% for the three months ended December 31, 2003 to 47% for the three months ended September 30, 2004.

•	Cash generated by operating activities was $37,906 for the nine months ended September 30, 2004 compared to cash used of $6,394 in the comparable period of 2003. The increase in cash flows from operating activities was primarily due to a decrease in accounts receivable and an increase in deferred revenue. At September 30, 2004, cash, cash equivalents and short-term investments were $100,990, up 42% from $71,324 at December 31, 2003.

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

Revenue Recognition

The Company reports revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenue - System and software revenues are derived from the sale of licenses of software products and emulation hardware systems.

The Company licenses software using two different license types:

1.	Term licenses are for a specified time period, typically three years with payments spread over the license term, and do not provide the customer with the right to use the product after the end of the term. The Company generally recognizes product revenue from term installment license agreements upon shipment and start of the license term. The Company uses these agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material adverse impact on the Company’s near-term results of operations. In a situation in which a risk of concession may exist on a term license agreement, revenue is recognized on a due and payable basis, which is the lesser of the ratable portion of the entire fee or the customer installments as they become due and payable. In a term license agreement where the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

2.	Perpetual licenses provide the customer with the right to use the product in perpetuity and typically do not provide for extended payment terms. The Company recognizes product revenue from perpetual license agreements upon delivery to the customer when the likelihood of product return is remote. If the agreement provides for customer payment terms that are different than the standard payment terms in the customer’s jurisdiction, product revenue is recognized as payments become due and payable.

Service and support revenue - Service and support revenue consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The Company records service revenue as the services are provided to the customer. Support revenue is recognized over the support term. For multi-element arrangements that include support, support is allocated based on vendor specific objective evidence (VSOE) of the fair value of support. For term licenses, VSOE is established by the price charged when such support is offered as optional during the license term. For perpetual licenses, VSOE is established by the price charged when such support is sold separately.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues for the three months and nine months ended September 30, 2004 totaled $89,933 and $282,545, respectively, representing an increase of $3,767 or 4% and $16,776 or 6% over the comparable periods of 2003. The increase for the three months ended September 30,2004 was attributable to (i) an increase in Scalable Verification product revenues primarily attributable to the Modelsim product line and (ii) strength in the Integrated System Design product lines. The increase for the nine months ended September 30, 2004 was attributable to an increase in Scalable Verification product revenues, which was partially offset by a decrease in Design-to-Silicon product revenues. In addition, system and software revenues were favorably impacted by approximately 2% due to the strengthening of foreign currencies for the three months and nine months ended September 30, 2004.

System and software gross margins were 94% and 93% for the three months and nine months ended September 30, 2004, respectively, compared to 90% and 92% for the comparable periods of 2003. Gross margin was favorably impacted for the three and nine months ended September 30, 2004 primarily due to a reduction in the amount of royalties paid on increased software product revenues and a greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue. Additionally, gross margin was favorably impacted for the three months ended September 30, 2004 by sales of previously written down emulation inventory.

Amortization of purchased technology to system and software cost of goods sold was $2,672 and $7,642 for the three months and nine months ended September 30, 2004, respectively, compared to $2,319 and $6,797 in the comparable periods of 2003. The increase in amortization of purchased technology is primarily attributable to a full nine months of amortization on 2003 acquisitions and new acquisitions in 2004. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. Service and support revenues for the three months and nine months ended September 30, 2004 totaled $72,027 and $213,462, respectively, representing an increase of $1,242 or 2% and $5,472 or 3% over the comparable periods of 2003. The increases in service and support revenues for the three and nine months ended September 30, 2004 were primarily attributable to the strengthening of foreign currencies.

Service and support gross margins for the three months and nine months ended September 30, 2004 were 72% compared to 71% and 70% for the comparable periods of 2003, respectively. Service and support gross margin increased for the three and nine months ended September 30, 2004 compared to the same period in 2003 primarily due to higher revenue resulting from the strengthening of foreign currencies and lower costs resulting from headcount reductions.

Geographic Revenues Information

Three months ended September 30,	2004	Change	2003
Americas	$68,653	(3)%	$70,740
Europe	47,637	8%	44,120
Japan	31,337	5%	29,902
Pacific Rim	14,333	18%	12,189

Total	$161,960		$156,951

Nine months ended September 30,	2004	Change	2003
Americas	$216,575	(5)%	$227,027
Europe	134,757	1%	133,380
Japan	98,490	32%	74,591
Pacific Rim	46,185	19%	38,761

Total	$496,007		$473,759

Revenues in the Americas decreased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to lower emulation hardware system sales. Revenues in the Americas decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to a decrease in Integrated Systems Design product lines. Revenues outside the Americas represented 58% and 56% of total revenues for the three months and nine months ended September 30, 2004, respectively, compared to 55% and 52% for the comparable periods of 2003. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 2% for the three and nine months ended September 30, 2004. Exclusive of currency effects, higher revenue for the three months ended September 30, 2004 compared to the comparable period of 2003 was primarily due to higher software product sales, while lower revenue for the nine months ended September 30, 2004 compared to the comparable period of 2003 was primarily due to lower emulation hardware systems sales, partially offset by increased support revenue. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 7% and 10% for the three months and nine months ended September 30, 2004, respectively. Exclusive of currency effects, lower revenue for the three months ended September 30, 2004 compared to the comparable period of 2003 was primarily due to lower software product sales, while higher revenues for the nine months ended September 30, 2004 compared to the comparable period of 2003 were primarily attributable to higher software product sales and an increase in service and support revenue. Revenues in the Pacific Rim increased for the three and nine months ended September 30, 2004 as compared to the comparable periods of 2003 primarily as a result of higher software product and support sales. Since the Company generates more than half of its revenues outside of the U.S. and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2004	Change	2003	2004	Change	2003
Research and development	$50,990	10%	$46,522	$147,695	11%	$133,363
Marketing and selling	$63,304	10%	$57,781	$191,055	9%	$175,678
General and administration	$18,120	1%	$18,011	$55,430	2%	$54,154
Amortization of intangible assets	$916	2%	$899	$2,488	(16)%	$2,975
Emulation litigation settlement	$—	(100)%	$20,264	$—	(100)%	$20,264
Special charges	$507	(90)%	$4,948	$4,370	(31)%	$6,311
Merger and acquisition related charges	$7,290	(12,050)%	$60	$7,650	311%	$1,860

Research and Development

R&D costs increased for the three months and nine months ended September 30, 2004 over the comparable periods of 2003 primarily due to increased headcount, including headcount in the systems design and embedded system product lines and due to a weaker United States dollar during 2004 that increased R&D expenses by approximately 2% and 3% for the three months and nine months ended September 30, 2004, respectively.

Marketing and Selling

Marketing and selling costs increased for the three months and nine months ended September 30, 2004 over the comparable periods of 2003 primarily due to higher headcount and due to a weaker United States dollar during 2004 that increased marketing and selling expenses by approximately 3% and 4% for the three months and nine months ended September 30, 2004, respectively.

General and Administration

General and administration costs increased for the three months and nine months ended September 30, 2004 over the comparable periods of 2003 primarily due to higher headcount and a weaker United States dollar during 2004 that increased general and administration expenses by approximately 2% and 3% for the three months and nine months ended September 30, 2004, respectively. These increases were offset by no emulation litigation related costs due to the settlement of the emulation litigation with Cadence Design System, Inc. in 2003.

Amortization of Intangible Assets

Amortization of intangible assets increased for the three months ended September 30, 2004 as compared to the comparable period of 2003 due to acquisitions during the twelve months ended September 30, 2004, partially offset by the complete amortization of intangible assets related to certain prior year acquisitions. Amortization of intangible assets decreased for the nine months ended September 30, 2004 as compared to the comparable period of 2003 due to the complete amortization of intangible assets related to certain prior year acquisitions, partially offset by acquisitions during the twelve months ended September 30, 2004.

Emulation Litigation Settlement and Other Special Charges

For the nine months ended September 30, 2004, the Company recorded special charges of $4,370. These charges primarily consisted of accruals for excess leased facilities and costs incurred for employee terminations.

Excess leased facility costs of $1,240 primarily consist of adjustments to previously recorded non-cancelable lease payments for leases of facilities in North America and Europe. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition to the excess leased facility costs, the Company recorded a $758 write-off of leasehold improvements for one of the facilities in North America.

The Company rebalanced its workforce by 41 employees during the nine months ended September 30, 2004. The reduction impacted several employee groups. Employee severance costs of $1,997 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were expended during the first nine months of 2004. There have been no significant modifications to the amount of these charges.

Other costs of $590 include costs incurred to restructure the organization other than employee rebalances and excess leased facility costs.

In addition, the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

For the nine months ended September 30, 2003, the Company recorded special charges of $26,575. These charges primarily consisted of costs incurred for the settlement of emulation litigation, an accrual for excess leased facility costs and costs incurred for employee terminations.

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, an accrual for expected costs to make available certain of its products to the OpenAccess computing environment as specified in the settlement agreement, and attorneys’ fees.

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

The Company rebalanced its workforce by 47 employees during the nine months ended September 30, 2003. This reduction impacted several employee groups. Employee severance costs of $1,594 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were expended during the first nine months of 2003. There have been no significant modifications to the amount of these charges.

Merger and Acquisition Related Charges

In September 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares have been deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $105 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $715. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $6,400, goodwill of $39,357, technology of $4,400, other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years.

Additionally, during the nine months ended September 30, 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, and (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip). The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these three acquisitions was $7,750. The aggregate excess of liabilities assumed over tangible assets acquired was $338. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process R&D of $1,250, goodwill of $3,610, technology of $1,050 and other identified intangible assets of $770. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

During the nine months ended September 30, 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel (Alcatel), (ii) Translogic Polska Sp z o.o. (Translogic), (iii) the distributorship, Mentor Italia S.r.l. (Mentor Italia), (iv) the business and technology of DDE-EDA A/S (DDE), and (v) First Earth Limited. The acquisitions were investments aimed at expanding the Company’s product offering and increasing revenue growth. The aggregate purchase price including acquisition costs for these five acquisitions was $13,846. The aggregate excess of tangible assets acquired over liabilities assumed was $456. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $1,710, goodwill of $7,230, technology of $3,910 and other identified intangible assets of $540. The technology is being amortized to cost of revenues over five years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Alcatel acquisition, the Company concurrently licensed software to Alcatel under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Alcatel of $3,804. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

In addition, during the three months ended June 30, 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

Other Income, Net

Other income, net totaled $2,479 and $5,699 for the three months and nine months ended September 30, 2004, respectively, compared to $2,096 and $4,508 for the comparable periods in 2003. Interest income was $2,230 and $5,722 for the three months and nine months ended September 30, 2004, respectively, compared to $1,473 and $4,136 for comparable periods of 2003. Interest income includes income relating to time value of foreign currency contracts of $352 and $737 for the three months and nine months ended September 30, 2004, respectively, compared to $109 and $382 for the comparable periods in 2003. Other income, net was impacted by a foreign currency loss of $311 and $182 in the three months and nine months ended September 30, 2004, respectively, compared to $226 and $1,051 for the comparable periods of 2003. These variances were partially offset by a net gain on sale of investment of $745 in the three and nine months ended September 30, 2004, respectively, compared to $899 and $2,390 for the comparable periods of 2003.

Interest Expense

Interest expense was $4,755 and $13,781 for the three months and nine months ended September 30, 2004, respectively, compared to $4,525 and $12,499 for comparable periods in 2003. Interest expense is primarily attributable to the Company’s convertible subordinated notes and debentures issued in September 2002 and August 2003, respectively. The Company recorded interest expense relating to the time value of foreign currency contracts of $137 and $375 for the three months and nine months ended September 30, 2004, respectively, compared to $188 and $519 for the comparable periods of 2003.

Provision for Income Taxes

The provision for income taxes was a benefit of $1,304 for the three months ended September 30, 2004 and an expense of $36,665 for the nine months ended September 30, 2004 compared to a benefit of $9,781 and $7,863 for the comparable periods of 2003, respectively. On a quarterly basis, the Company evaluates its expected income tax expense or benefit based on its year to date operations and records an adjustment in the current quarter. The net tax provision is the result of the mix of profits earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The provision for income taxes for the nine months ended September 30, 2004 differs from tax computed at the federal statutory income tax rate primarily due to the impact of a large one-time dividend declared by a foreign subsidiary as well as the impact of state taxes and the amortization of a deferred tax charge recorded in 2002, offset in part by the impact of the tax rate differential on earnings of foreign subsidiaries. Tax expense of $36,650 was provided on the declaration of a $120,000 dividend from a foreign subsidiary and is reflected in the tax provision for the nine months ended September 30, 2004. The dividend was declared to increase the Company’s future flexibility to marshal the Company’s foreign generated cash in the United States for operating and acquisition purposes and to utilize United States deferred tax assets. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax return purposes, the Company incurred a federal and state cash tax liability of approximately $3,000 as a result of the dividend and realized $33,650 of its deferred tax assets.

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

The Company recently settled an examination with the Internal Revenue Service for its U.S. federal income tax returns for the years 2000 and 2001. The results of this exam have been reflected in the deferred tax asset balances and taxes payable balances as of September 30, 2004. There was no impact on tax expense because, as a result of audit findings, an additional assessment of tax liability for the audit period had been adequately provided for in previous periods. See “Factors that may affect future results and financial condition” below. In addition, the Company is currently under examination by the IRS for its 2002 and 2003 federal income tax returns. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately two-fifths of its expenses were generated outside of the United States for the first nine months of 2004. For 2004 and 2003, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for 90-day to one-year periods and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $24,767 at September 30, 2004 from $25,922 at December 31, 2003. This reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the United States dollar since year-end 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at September 30, 2004 were $100,990 compared to $71,324 at December 31, 2003. Cash provided by operations was $37,906 in the first nine months of 2004 compared to cash used by operations of $6,394 during the same period in 2003. The increase in cash flows from operating activities was primarily due to a decrease in accounts receivable and an increase in deferred revenue in the first nine months of 2004. This increase was partially offset by payment of payroll and related liabilities in the first nine months of 2004.

Cash used for investing activities, excluding short-term investments, was $28,206 and $29,046 in the first nine months of 2004 and 2003, respectively. Cash used for investing activities included capital expenditures of $16,833 in the first nine months of 2004 compared to $14,343 during the same period in 2003. Acquisition of businesses and equity interests was $8,039 in the first nine months of 2004 compared to $17,093 for the comparable period in 2003. Purchases of intangible assets were $3,334 for the nine months ended September 30, 2004. There were no purchases of intangible assets for the nine months ended September 30, 2003.

Cash provided by financing activities was $20,015 and $81,998 in the first nine months of 2004 and 2003, respectively. Cash provided by financing activities included $110,000 proceeds from long-term notes payable in the first nine months of 2003. Cash and short-term investments were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $19,155 and $15,553 during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2003, the Company repurchased shares of its common stock for $29,785.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $211,204 at September 30, 2004 from $223,670 at December 31, 2003. Excluding the current portion of term receivables of $122,797 and $119,627, average days sales outstanding were 49 days and 46 days at September 30, 2004 and December 31, 2003, respectively. Average days sales outstanding in total accounts receivable increased from 100 days at December 31, 2003 to 117 days at September 30, 2004. The increase in days sales outstanding was primarily due to the seasonal decrease in revenue for the three months ended September 30, 2004 as compared to the three months ended December 31, 2003. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Inventory, Net

Inventory, net increased $770 from December 31, 2003 to September 30, 2004. The increase was primarily due to purchases based on forecasted shipments of next generation emulation hardware systems.

Prepaid Expenses and Other

Prepaid expenses and other increased $4,013 from December 31, 2003 to September 30, 2004. The increase was primarily due to an increase in the fair value of derivatives, renewals of maintenance contracts and prepayments for income taxes. The increase was partially offset by the receipt of an income tax refund of $1,494.

Term Receivables, Long-Term

Term receivables, long-term increased to $106,874 at September 30, 2004 compared to $98,207 at December 31, 2003. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was attributable to new term agreements closed during 2004, primarily in Japan. This increase was partially offset by a reclassification of amounts due in the next twelve months to trade accounts receivable.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased $20,621 from December 31, 2003 to September 30, 2004. The decrease was primarily due to payments of the 2003 annual and fourth quarter incentive compensation.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased $28,268 from December 31, 2003 to September 30, 2004. The increase was primarily due to annual contract renewals in the first nine months of 2004, higher renewal rates, higher business levels and support contracts moving from quarterly to annual billing cycles.

Capital Resources

Expenditures for property and equipment increased to $16,833 for the first nine months of 2004 compared to $14,343 for the same period in 2003. Expenditures in the first nine months of 2004 and 2003 did not include any individually significant projects. In the first nine months of 2004, the Company acquired (i) Project Technology Inc., (ii) a minority equity interest in M2000, a French company, (iii) remaining 49% minority interest in MGK, (iv) 0-In Design Automation Inc. and (v) the parallel and serial ATA IP business division of Palmchip Corporation, which together resulted in total net cash payments of $6,479. Additionally, the Company paid $1,560 relating to holdbacks on prior year acquisitions. The Company also paid $3,334 related to purchases of technology from (i) Atair, (ii) LSI Logic, (iii) Analog Bits and (iv) Rox Software Technology in the first nine months of 2004. In the first nine months of 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel, (ii) Translogic, (iii) the distributorship, Mentor Italia, (iv) the business and technology of DDE and (v) First Earth Limited, which resulted in total net cash payments of $13,023. Additionally, the Company paid $4,070 relating to a holdback on a prior year acquisition.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A for general corporate purposes and to fund the purchase of 1,750 shares of the Company’s stock. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate for the first nine months of 2004 was 2.92%. The Company pays interest on the Debentures quarterly in February, May, August and November. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

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

In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at September 30, 2004.

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

Outlook for Fourth Quarter 2004

Revenues for the fourth quarter are expected to be approximately $205,000. Earnings per share are expected to be approximately $0.33.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained under “Outlook for Fourth Quarter 2004” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for Fourth Quarter 2004”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely affect the Company.

United States and international economies can experience economic downturns, which may have an adverse affect on the Company’s results of operations. Weakness in these economies may adversely affect the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which include expenditures for EDA software, hardware and consulting services, in the United States and abroad. In addition, demand for the Company’s products and services may be adversely affected by mergers and company restructurings in the electronics industry worldwide which could result in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries and any future downturns may, materially adversely affect the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by integrated circuit and electronics systems industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles of companies in these industries and their customers’ products and a decline in general economic conditions. These downturns cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During such downturns, the number of new design projects generally decreases, which can adversely affect demand for the Company’s products and services.

Over the past several years, IC manufacturers and electronics systems companies have experienced a downturn in demand and production, which has resulted in reduced research and development spending by many of the Company’s customers. While many of these companies appear to have experienced a gradual recovery in the second half of 2003 and in 2004, they have continued their focus on cost containment. Any economic downturn could harm the Company’s business, operating results and financial condition.

Fluctuations in quarterly results of operations due to the timing of significant orders and the mix of licenses used to sell the Company’s products could hurt the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a majority of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenue comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected. In such an event, the Company could fail to meet investors’ expectations, which could adversely affect the Company’s stock price.

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

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenue at the beginning of the license period. These new and revised standards and interpretations could adversely affect the Company’s ability to meet revenue expectations.

The gross margin on the Company’s software products is greater than that for the Company’s hardware products, software support and professional services. Therefore, the Company’s gross margin may vary as a result of the mix of products and services sold. Additionally, the margin on software products varies year to year depending on the amount of third-party royalties due to third parties from the Company for the mix of products sold. The Company also has a significant amount of fixed or relatively fixed costs, such as professional service employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenue would likely have a relativity large negative effect on resulting earnings. If anticipated revenue does not materialize as expected, the Company’s gross margins and operating results would be materially adversely affected.

Forecasting the Company’s tax rates is complex and subject to uncertainty.

Forecasts of the Company’s income tax position and resultant effective tax rate are complex and subject to uncertainty as the Company’s income tax position for each year combines: (a) the effects of a mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates (b) benefits from available deferred tax assets and costs resulting from tax audits and (c) changes in tax laws or the interpretation of such tax laws. In order to forecast the Company’s global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, the Company’s actual tax rate could be materially different than forecast.

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

The Company does not expect that its disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Failure of the Company’s control systems to prevent error or fraud could materially adversely impact the Company.

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

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating acquisition transactions and then integrating the acquired business;

•	the discovery after the acquisition has been completed of liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and revenue increases;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	adverse effects on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which we have limited previous experience.

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

The Company commits to purchase component parts from suppliers based on sales forecasts of the Company’s Mentor Emulation Division products. If the Company cannot change or be released from these non-cancelable purchase commitments, or if orders for the Company’s products do not materialize as anticipated, the Company could incur significant costs related to the purchase of excess components which could become obsolete before the Company can use them. Additionally, a delay in production of the components could materially adversely affect the Company’s operating results.

The Company’s failure to adequately protect the Company’s proprietary rights or to obtain software or other intellectual property licenses could materially adversely affect the Company.

The Company’s success depends, in large part, upon the Company’s proprietary technology. The Company generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect the Company’s proprietary rights in technology and products. Despite precautions the Company may take to protect the Company’s intellectual property, the Company cannot assure that third parties will not try to challenge, invalidate or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. As a result, the Company may on occasion be forced to engage in costly patent litigation to protect the Company’s rights or defend our customers’ rights. The Company may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force the Company to stop selling or redesign one or more products. The Company cannot assure that the rights granted under the Company’s patents will provide it with any competitive advantage, that patents will be issued on any of the Company’s pending applications or that future patents will be sufficiently broad to protect the Company’s technology. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent as United States law protects these rights in the United States.

Some of the Company’s products include software or other intellectual property licensed from third parties, and the Company may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. The Company’s failure to obtain software or other intellectual property licenses or rights on favorable terms could materially adversely affect the Company.

Future litigation may materially adversely affect the Company.

Any future litigation may result in injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely affect the Company.

Proposed regulations related to equity compensation could cause us to recognize an additional expense, which would result in a reduction in our net income.

On March 31, 2004, the Financial Accounting Standards Board (FASB), consistent with recent actions of other accounting agencies and entities, issued a proposed statement “Share Based Payment, an Amendment of FASB Statements No. 123 and 95” relating to the accounting for equity-based compensation. This statement proposes changes to United States Generally Accepted Accounting Principles (GAAP) that, if implemented, would require the Company to record a charge to compensation expense for stock option grants. The Company currently accounts for stock options under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation, if the option exercise price is not less than the fair market value of the common stock at the grant date. Starting in the second half of 2005, the FASB’s proposal would require that stock-based awards be accounted for using a fair-value based method, which would require the Company to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. The Company cannot predict whether the proposed accounting standard will be adopted, but if adopted they would have an adverse affect on the Company’s results of operations.

Errors or defects in the Company’s products and services could expose the Company to liability and harm the Company’s reputation.

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

Regulations adopted by the NASDAQ Stock Market require stockholder approval for new stock option plans and significant amendments to existing plans, including increases in options. These regulations could make it more difficult for the Company to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, the Company may incur increased compensation costs or find it difficult to attract and retain employees, which could materially and adversely affect the Company.

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

The Company’s debt obligations expose the Company to risks that could adversely affect the Company’s business, operating results and financial condition, and could prevent the Company from fulfilling its obligations under such indebtedness.

The Company has a substantial level of indebtedness. As of September 30, 2004, the Company had $294.5 million of outstanding indebtedness, which includes $172.5 million of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $110.0 million of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023. This level of indebtedness among other things, could:

•	make it difficult for the Company to satisfy its payment obligations on its debt;

•	make it difficult for the Company to incur additional indebtedeness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit the Company’s flexibility in planning for or reacting to changes in its business;

•	reduce funds available for use in the Company’s operations;

•	make the Company more vulnerable in the event of a downturn in its business;

•	make the Company more vulnerable in the event of an increase in interest rates if the Company must incur new debt to satisfy its obligations under the Notes and Debentures; or

•	place the Company at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If the Company experiences a decline in revenue due to any of the factors described in this section entitled “Factors That May Affect Future Results and Financial Condition” it could have difficulty paying amounts due on its indebtedness. Any default under the Company’s indebtedness could have a material adverse effect on its business, operating results and financial condition.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2004. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$49,159	1.86%
Short-term investments – fixed rate	25,735	1.79%

Total fixed rate interest bearing instruments	$74,894	1.84%

The Company had convertible subordinated notes of $172,500 outstanding with a fixed interest rate of 6 7/8% at September 30, 2004. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at September 30, 2004. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At September 30, 2004, the Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. The Company had no short-term borrowings against the credit facility at September 30, 2004.

The Company had other long-term notes payable of $2,717 and short-term borrowings of $9,257 outstanding at September 30, 2004 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $120.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of September 30, 2004, the Company had options outstanding to sell Japanese yen with contract values totaling $42,990 at a weighted average contract rate of 113.98 and had options outstanding to buy the Euro with contract values totaling $32,087 at a weighted average contract rate of 1.27.

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

The table provides information as of September 30, 2004 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$60,121	1.22	USD
Japanese yen	53,166	106.71	JPY
British pound sterling	19,083	1.79	USD
Indian rupee	5,733	45.69	INR
Canadian dollar	4,696	1.29	CAD
Swedish krona	2,537	7.43	SEK
Taiwan dollar	1,297	33.71	TWD
Other	4,129	—

Total	$150,762

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

PART II. OTHER INFORMATION

Item 5. Other Information

Executive Severance Agreements

On November 4, 2004, the Company’s Board of Directors approved amendments to the existing severance agreements between the Company and each of Walden C. Rhines (Chairman and Chief Executive Officer of the Company) and Gregory K. Hinckley (President of the Company). The amendments increase from two to three the multiple of annual salary and target bonus payable to these officers upon certain terminations of employment following a change in control of the Company.

Item 6. Exhibits

(All numerical references in thousands)

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

Dated: November 9, 2004	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley
President