Form 10-K
period 2004-12-31
MENTOR GRAPHICS CORP
filed 2005-03-16
CIK 701811

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,077,813,711 on June 30, 2004 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On February 28, 2005, there were 78,030,496 shares of the Registrant’s Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2005 Proxy Statement	Part III

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

GENERAL

Mentor Graphics Corporation (the Company) is a technology leader in electronic design automation (EDA), providing software and hardware design solutions that enable companies to develop better electronic products faster and more cost-effectively. The Company develops, manufactures, markets, sells and supports EDA products and provides related services, which are used by engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. Customers use the Company’s products in the design of wire harness systems and semiconductors, such as microprocessors, field programmable gate arrays (FPGAs), printed circuit boards and memory and application specific integrated circuits. Consequently, the Company’s products are used in the design of a diverse set of electronic products, including automotive electronics, video game consoles, telephone-switching systems, cellular handsets, computer network hubs and routers, signal processors, personal computers, video conferencing equipment, 3-D graphics boards, digital audio broadcast radios, smart cards, and products enabled with the Bluetooth short-range wireless radio technology and 802.11 wireless networking technology. The Company licenses its products through its direct sales force and a channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT.” The Company’s executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company website address is www.mentor.com. Electronic copies of reports filed by the Company with the Securities and Exchange Commission (SEC) are available through the Company’s website promptly after such reports are filed with the SEC.

PRODUCTS

The Company’s products help engineers overcome the increasingly complex challenges they face in the design of electronic systems. The Company’s products are designed to make design engineers more productive, improve the accuracy of complex designs and shrink time-to-market schedules.

Electrical engineers begin the design process by describing the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), a printed circuit board (PCB) or an electronic system. In this process the engineer describes the overall product system architecture, implements it by creating a design description, verifies the design to reveal defects and modifies the description until it meets the previously determined design specifications. Engineers use the Company’s products to specify the components of the IC, PCB or electronic system, determine the interconnections among the components and define the components’ associated physical properties. Engineers use the Company’s verification products throughout the design process to identify design errors and test design alternatives before the design is manufactured. The Company’s verification products are used to identify functionality and performance issues while the cost to correct is still low. During the manufacturing process, the Company’s software test products are used to help identify defective parts.

Scalable Verification

The Company provides its customers critical tools for verifying that complex chip designs actually function as intended. Functional errors at the system level are the leading cause of design revisions affecting product time to market and profitability. Hardware Description Languages (HDLs) supported by these products include Verilog, SystemVerilog, VHDL, System C and Assertion-Based Verification with property specification language (PSL).

ModelSim® is a leading HDL mixed-language digital simulator that enables hardware designers to verify that their chip designs function correctly before the design is sent for manufacture. ModelSim is heavily used for application-specific integrated circuits (ASIC), System on Chip (SoC) and FPGA design verification. Centered around ModelSim is the Company’s Scalable Verification™ Platform which combines standards support, new tools and a design for verification methodology to minimize functional verification cycles and avoid costly re-designs. The HDL Designer Series™ addresses high-end HDL design creation and management processes with a family of HDL capture, analysis, documentation and management tools. The Scalable Verification Platform enables verification to be performed at the earliest stages of design. The 2004 acquisition of 0-In Design Systems has added advanced capability to the Scalable Verification Platform in the areas of assertion based verification, coverage driven verification and engineered methods such as clock domain crossing verification.

Along with the ModelSim digital simulator, the Company’s ADVance MS™, Mach TA™ simulator, Eldo® analog/mixed-signal simulator and Eldo RF™ steady-state and modulated steady-state simulators address the unique challenges of analog/mixed-signal and leading edge submicron designs. These products allow circuit designers to verify the functionality and performance of very large and complex designs quickly and accurately and also help avoid long verification cycles, excessive iterations and expensive silicon turns. The Eldo analog and radio frequency (RF) system simulator software products are primarily used for the design and verification of complex analog and RF effects in digital and mixed-signal circuits. The ADVance MS™ tool combines ModelSim, Eldo, Mach TA and Eldo RF simulator technology into a single, integrated tool.

SoC Verification products include the Seamless® hardware/software co-verification software product family and emulation products of the Mentor Emulation Division (MED). The Seamless product family enables simultaneous simulation of the hardware and software components of a system design. Seamless tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Early verification of the system identifies functionality and performance issues while the cost to correct them is smaller and reduces the overall design cycle. The Company’s MED Division provides CelaroPRO™ and VStation™ emulation hardware systems, which are part of the Company’s Scalable Verification™ strategy. The Company’s emulators allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and/or timing of such circuits. Consequently, designers can emulate highly complex designs of integrated circuits and systems at near real-time speeds.

Design to Silicon

In advanced process technologies the handoff between IC layout and manufacturing has changed. In older technologies, the handoff was a simple check when the design went to manufacturing. Now it is a multi-step process where the layout database is modified so the design can be manufactured. Issues arise concerning manufacturing process effects, photolithography, data volumes and achieving a cost-effective yield of finished chips from each wafer.

To meet these challenges, the Calibre® product line is specifically engineered for physical verification and manufacturability of leading-edge nanometer IC designs. The Calibre tool integrates physical verification with subwavelength design resolution enhancement and mask data preparation. The Calibre physical verification tool suite, Calibre DRC™ and Calibre LVS™, helps ensure that IC physical designs conform to foundry manufacturing rules and match the intended functionality of the chip. For subwavelength designs, the Calibre product line capitalizes on its verification engine to provide a tool suite to model, modify and verify layouts for all resolution enhancement technology techniques, including optical and process correction, phase-shift mask, scattering bars and off-axis illumination. With the addition of mask data preparation capability, the Calibre tool has extended this flow to aspects of mask manufacturing. The Calibre xRC™ product, a full-chip, transistor level parasitic extraction tool, addresses the distinct requirements for parasitic extraction, a process to extract resistances and capacitances of the circuit. The Calibre tool family solution is the standard for the majority of the world’s largest integrated device manufacturers, foundries and leading-edge submicron library providers.

Integrated PCB-FPGA Systems Design

As ICs, ASICs and FPGAs become more complex and PCB fabrication technology advances to include embedded components and high-density interconnect layers, the design of PCBs is reaching new levels of complexity. These are frequently a source of design bottlenecks.

The Company’s PCB-FPGA Systems Design software products support the printed circuit design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, radio frequency (RF), high-speed digital and mixed signal, are supported by the Company’s PCB design tools. The Company has specific integrated products for process management, component library creation, simulation and verification of the PCB design. The Board Station® and Expedition™ series are the two main PCB design families of products used typically by large enterprise customers. The Company also offers the “ready to use” PADS® Personal Automated Design Systems product line which provides a lower cost Windows-based PCB design and layout solution. I/O Designer ™ integrates FPGA I/O planning with the Company’s PCB design tools resulting in improved routing in large complex designs. The XtremePCB™ tool is a new product that offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each others’ edits in real-time. It is a true multi-user environment in which customers can achieve significant cycle time reductions for complex PCB designs.

The AutoActive® products, with next generation place and route technology on UNIX and Windows Platforms, are used to replace older generation routers in PCB design flows from the Company, Cadence Design Systems, Inc. and others. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, enables improved design quality, design cycles and manufacturability through increased productivity, reduced interactive and automatic routing times and shorter learning curves. The Company’s Hyperlynx® and ICX® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed PCB designs to help make simulation more efficient and accurate.

For FPGA synthesis, the Company’s Precision® Synthesis product family is a next-generation synthesis platform created to maximize the performance of both existing FPGA and multi-million gate field programmable system-on-chip devices. The Company’s FPGA Advantage® offering combines features of the HDL Designer Series, ModelSim and Precision Synthesis products to provide a complete design flow and a unified solution for FPGA design within a single tool suite.

New and Emerging Products

With the advent of 90 nanometer geometries and multi-million-gate SoC designs, complex electronics have outgrown traditional design methods. To cope with the complexity, designers are moving beyond slow, labor-intensive register-transfer level (RTL) methodologies to methodologies based on the C programming language, which offer a more efficient path to implementation. Mentor Graphics C-based design tools, including Catapult C, allow engineers to work at a higher level of abstraction, freeing them to easily explore alternative device architectures, tune designs for optimal performance, size or power consumption, and automatically generate error-free RTL descriptions, potentially saving weeks or months of development time.

In the cabling area, the Company’s Capital Harness™ Systems business unit provides specialized software for design, analysis, manufacture and data management of complex wire harness systems used by automotive, aerospace and other industries.

The Company’s Data Management Systems (DMS) applications address the systems design and manufacturing cycle by providing electronics systems designers with relevant design information from enterprise PLM (product lifecycle management) and ERP (enterprise resource planning) information sources. In addition, DMS applications can manage work-in-process electronics designs and multi-site, multi-technology library data.

The Company’s Embedded Systems Division provides tools and technology to developers of embedded systems that take developers from start to finish with a full suite of Nucleus® software including modeling software, development tools such as debuggers and compilers, prototyping tools, real-time operating systems (RTOS) and middleware. Embedded software controls the function of hardware components dedicated to specialized tasks for any microprocessor-based system. These systems include common consumer products such as cellular telephones and set-top boxes, and reach into applications such as engine management systems of vehicles and in-flight aircraft controls systems. The Company’s Nucleus product line offers a complete and integrated solution for developing embedded systems.

The Company’s suite of integrated Design-for-Test (DFT) solutions for testing an ASIC or IC design’s logic and memories includes scan insertion, automatic test pattern generation (ATPG), logic and memory built-in self-test (BIST), boundary scan and Embedded Deterministic Test (EDT™). As part of the ATPG solution, the DFTAdvisor™, FastScan™ and FlexTest™ tools provide scan insertion and automatic test pattern generation. The Company’s BIST solutions include MBISTArchitect™, a flexible tool for testing a design’s embedded memories and LBISTArchitect™, a complete design environment for analysis, insertion and simulation of logic BIST, which is primarily used for in-system testing of an IC. BSDArchitect™ automates boundary scan insertion and provides chip-level test control. In addition, the Company’s patented EDT technology compresses test data volume and time while providing high test quality, allowing semiconductor manufacturers to cost-effectively increase the quantity and quality of semiconductor testing. The Company’s EDT product, TestKompress®, allows semiconductor manufacturers to reduce the scan test time and scan test data volume for manufacturing tests for ASIC, IC and SoC designs by up to 100 times.

The Company’s Intellectual Property (IP) division provides pre-verified, standards-based reusable “building blocks” or “cores” of frequently used circuit functions, referred to in the industry as IP, for the design of hardware components. Customers have a growing need for licensing standardized IP instead of inventing it in house so that engineers can then focus on the more application intensive and differentiating aspects of the design. Using third party, validated, and tested IP reduces risk during development, lowers the overall system costs, and achieves a higher level of design productivity. The Company’s IP Division offers industry-leading IP for standards-based products such as Ethernet, USB, Storage, and PCI Express.

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

MARKETING AND CUSTOMERS

The Company’s marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, military/aerospace, networking, multimedia and transportation industries. The Company licenses its products worldwide through its direct sales force, sales representatives and distributors. During the years ending December 31, 2004, 2003 and 2002, sales outside of the Americas accounted for 57%, 51%, and 49% of total sales, respectively. The Company enters into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations. Significant exchange rate movements may have a material adverse impact on the Company’s results. See page 22, “Effects of Foreign Currency Fluctuations,” for a discussion of the effect foreign currency fluctuation may have on the Company’s business and operating results.

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

BACKLOG

The Company’s backlog of firm orders was approximately $82 million on December 31, 2004 as compared to $61 million on December 31, 2003. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 2004 backlog of orders is expected to ship during 2005.

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

PRODUCT DEVELOPMENT

The Company’s research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 2004, 2003 and 2002, the Company expensed $202 million, $185 million, and $164 million, respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. In 2004, the Company recorded purchased technology from acquisitions of $6 million. The Company’s future success depends on its ability to develop and/or acquire competitive new products that satisfy customer requirements.

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

The Company’s principal competitors are Cadence Design Systems, Inc. and Synopsys, Inc.

EMPLOYEES

The Company and its subsidiaries employed approximately 3,856 people full time as of December 31, 2004. The Company’s success will depend in part on its ability to attract and retain employees. The Company continues to have satisfactory employee relations.

PATENTS AND LICENSES

The Company holds 163 United States and 22 foreign patents on various technologies. In 2004, the Company obtained 23 patents. While the Company believes the patent applications it has pending relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that patents are becoming increasingly important in the EDA industry.

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

Item 2. Properties

The Company owns six buildings on 53 acres of land in Wilsonville, Oregon. The Company occupies approximately 405,000 square feet, in five of those buildings, as its corporate headquarters. The Company also owns an additional 69 acres of undeveloped land adjacent to its headquarters. Most administrative functions and a significant amount of the Company’s domestic research and development operations are located at the Wilsonville site.

The Company leases additional space in San Jose, California; Longmont, Colorado; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of its domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Egypt, France, Finland, India, Pakistan, Poland and the United Kingdom. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of the Company:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	58

Gregory K. Hinckley	President and Director	58

L. Don Maulsby	Senior Vice President, World Trade	53

Dean Freed	Vice President, General Counsel and Secretary	46

Robert Hum	Vice President and General Manager Design Verification and Test Division	52

Henry Potts	Vice President and General Manager System Design Division	58

Jue-Hsien Chern	Vice President and General Manager Deep Submicron Division	50

Joseph Sawicki	Vice President and General Manager Design-to-Silicon Division	44

Brian Derrick	Vice President, Corporate Marketing	41

Anthony B. Adrian	Vice President, Corporate Controller	62

Dennis Weldon	Vice President, Corporate Development and Investor Relations and Treasurer	56

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

Mr. Hinckley has served as President since November 2000. Mr. Hinckley served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company from January 1997 to October 2000. Mr. Hinckley is a director of Amkor Technology, Inc., an IC packaging, assembly and test services company and Unova, Inc., a provider of integrated systems solutions.

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

Mr. Sawicki has served as Vice President and General Manager of the Company’s Design-to-Silcon (D2S) Division since July 2003. From January 2002 to June 2003, he was General Manager of the Physical Verification (PVX) Division. From March 2000 to December 2001, Mr. Sawicki served as General Manager of the Company’s Calibre business unit. Mr. Sawicki has been with the Company for 15 years in various roles including applications engineering, sales and marketing and management.

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

Mr. Adrian has served as Vice President, Corporate Controller since joining the Company in January 1998.

Mr. Weldon has served as Vice President, Corporate Development and Investor Relations and Treasurer since 2004. He served as Treasurer and Director of Corporate Business Development from 1996 to 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock, as reported by the Nasdaq National Market:

Quarter ended	March 31	June 30	September 30	December 31
2004
High	$17.99	$18.06	$14.76	$15.29
Low	$14.65	$15.13	$10.38	$10.80
2003
High	$10.11	$15.00	$20.99	$18.93
Low	$7.23	$8.00	$14.18	$12.81

As of December 31, 2004, the Company had 649 stockholders of record.

No dividends were paid in 2004 or 2003. The Company’s credit facility prohibits the payment of dividends.

Item 6. Selected Consolidated Financial Data

In thousands, except per share data and percentages

Year ended December 31,	2004	2003	2002	2001	2000
Statement of Operations Data

Total revenues	$710,956	$675,668	$596,179	$600,371	$589,835
Operating income (loss)	$39,175	$12,893	$(13,826)	$30,443	$63,589
Net income (loss)	$(20,550)	$7,933	$(14,314)	$31,104	$54,987
Gross margin percent	85%	83%	80%	81%	80%
Operating income (loss) as a percent of revenues	6%	2%	(2)%	5%	11%

Per Share Data

Net income (loss) per share – basic	$(0.28)	$0.12	$(0.22)	$0.48	$0.86
Net income (loss) per share – diluted	$(0.28)	$0.11	$(0.22)	$0.46	$0.81
Weighted average number of shares outstanding – basic	72,381	67,680	65,766	64,436	64,125
Weighted average number of shares outstanding – diluted	72,381	70,464	65,766	67,681	67,509

Balance Sheet Data

Cash and investments, short-term	$94,287	$71,324	$38,826	$147,176	$141,872
Working capital (deficit)	$90,621	$87,943	$(4,755)	$149,293	$132,695
Property, plant and equipment, net	$91,224	$91,350	$90,259	$82,247	$82,560
Total assets	$1,021,907	$940,688	$804,848	$521,221	$530,914
Short-term borrowings	$9,632	$6,910	$17,670	$—	$—
Notes payable and other long-term liabilities	$303,081	$309,929	$196,960	$14,466	$7,247
Stockholders’ equity	$433,715	$374,366	$359,720	$326,208	$316,537

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

Business Environment

Beginning in late 2000, the electronics industry experienced a broad economic downturn. Since a majority of the Company’s business originates from electronics industry customers, the Company was negatively impacted. The semiconductor industry, a subset of the electronics industry, experienced the deepest downturn in its history. As a result of this downturn, customers reduced research and development (R&D) budgets, limited general investment in design tools and reduced engineering staff. In addition, many smaller companies and start-ups went out of business. However, even in a depressed environment, customers still require the newest tools to solve leading-edge design problems. The Company attempts to fill those demands through its relatively young and diverse product portfolio, and as a result, the Company had a solid 2004 despite the economic troubles facing many of its customers.

For the first three quarters of 2004, the Company consumed backlog, meaning that systems and software revenue was higher than bookings. The Company decided that backlog had reached unacceptably low levels. As a result, the Company reduced revenue and earnings guidance for the fourth quarter. The Company’s results for the fourth quarter accomplished management’s goal of rebuilding backlog as 2004 ending backlog was approximately 35% higher than ending backlog in 2003. The Company views backlog as an important tool to mitigate forecast risk as it reduces dependency on any one customer transaction.

While the EDA business environment experienced a modest improvement in 2004, the Company’s management is not predicting a broad recovery of EDA spending in 2005. The Company will continue its strategy of developing best in class point tools with number one market share potential. This strategy creates a diversified product portfolio for the Company that solves customers’ critical design problems. The Company’s management believes that this product strategy, in conjunction with a customer diversification strategy, has helped reduce the impact of marketplace fluctuations in the past and should continue to do so in the future.

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on pages 12-13 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2004 marked the fourth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend was primarily the result of two factors. First, the Company’s customers are moving toward the term license model, which provides the customer with greater flexibility for product usage, including the option to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the United States high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

Under this ongoing shift from perpetual licenses to term licenses with upfront revenue recognition, which the Company’s management views as a positive trend, the Company expects no measurable impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of the Company’s business is increased. This provides opportunity for increased distribution of young products earlier in their lifecycles. While this shift in license models may continue, the rate of movement from perpetual licenses to term licenses is expected to decrease.

Product Developments

During 2004, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. Through both internal development and strategic acquisitions, the Company has focused on areas where it believes it can build a number one market position, or extend an existing number one market position.

The Company internally developed and, in 2004, delivered several significant products. These new products include Xtreme PCB (allows simultaneous team design of a single PCB), Constraint Editing System (for PCB), ADMS 4.0 (support for multiple languages and testbenches for analog/digital design), Catapult C (synthesis of pure un-timed C into RTL) and Calibre DFM functionality (first tools to analyze and modify designs for increased manufacturability).

Also in 2004, the Company acquired several new products or technologies. These include Assertion Technology (0-In), Parallel and Serial ATA IP (Palmchip), Unified Modeling Language for high-level design of embedded software (Project Technology), Compiler development tool for embedded software (Atair), and low end cabling tools for wire harness (Vesys).

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

2004 Financial Performance

•	Total revenues were $710,956, a 5% increase over 2003, resulting from strength in Scalable Verification and to a lesser extent in New and Emerging Markets. Revenue strength in Scalable Verification was paced by the Analog Mixed Signal and ModelSim product lines, while New and Emerging Markets strength came from the Company’s Cabling and Embedded Systems product lines.

•	System and software revenues were $422,672, a 7% increase over 2003 system and software revenues of $394,449. Product revenue split by license model was 52% term with upfront revenue recognition, 33% perpetual and 15% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to 2003 product revenue splits of 48% term with upfront revenue recognition, 38% perpetual and 14% term with ratable revenue recognition. Term product revenue with upfront revenue recognition increased 16% to $219,200, as compared to $189,100 in 2003.

•	Service and support revenues were $288,284, a 3% increase over 2003 service and support revenues of $281,219, primarily due to the strengthening of certain foreign currencies and the growth in our installed base.

•	By geography, year-over-year revenues decreased 7% in the Americas, and increased 6% in Europe, 30% in Japan and 34% in Pacific Rim. The Americas contributed the largest share of revenues at nearly 43%, down from 49% in 2003. Japan and Pacific Rim regions increased their percentage of total revenues to 18% and 10%, respectively, in 2004 as compared to 15% and 8%, respectively, in 2003.

•	Net loss for 2004 was $20,550, compared to a net income of $7,933 in 2003. Increased revenues in 2004 were partially offset by increased operating expenses. The resulting increase in income before income taxes was more than offset by a tax expense resulting from the Company’s $120 million inter-company dividend declared in 2004.

•	Trade accounts receivable, net increased to $242,690 at year-end, up 9% from $223,670 at the end of 2003. Average days sales outstanding increased to 102 days at the end of 2004 from 100 days at the end of 2003.

•	Cash generated from operating activities was $40,519 compared to a use of cash in 2003 of $14,631. At year end, cash, cash equivalents and short-term investments were $94,287, up 32% from $71,324 at the end of 2003.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following are the critical accounting estimates and judgments used in the preparation of its consolidated financial statements.

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

The Company determines whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1.	Persuasive evidence of an arrangement exists – An agreement signed by the customer and the Company.

2.	Delivery has occurred – The software has been shipped, the customer is in possession of the software or the software has been made available to the customer through electronic delivery.

3.	Fee is fixed or determinable – The amount of the fee and the due date have been fixed at execution of the arrangement without the possibility of future adjustments or concessions.

4.	Collectibility is probable – The customer is expected to pay for products or services without the Company providing future concessions to the customer.

Valuation of Trade Accounts Receivable

The Company maintains allowances for doubtful accounts on trade accounts receivable and term receivables, long-term for estimated losses resulting from the inability of its customers to make required payments. The Company regularly evaluates the collectibility of its trade accounts receivable based on a combination of factors. When it becomes aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, a specific reserve for bad debt is recorded to reduce the related receivable to the amount believed to be collectible. The Company also records unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables would be adjusted resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital, or decrease goodwill, in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to increase the valuation allowance on such net deferred tax assets would be charged to expense or contributed capital in the period such determination was made.

Income Tax Reserves

The Company has reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

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

Inventory

The Company purchases and commits to purchase inventory based upon forecasted shipments of its emulation hardware systems. The Company evaluates, on a quarterly basis, the need for inventory reserves based on projections of systems expected to ship within six months. Reserves for excess and obsolete inventory are established to account for the differences between forecasted shipments and the amount of purchased and committed inventory. The Company also has emulation hardware system demonstration and loan equipment at customer locations in anticipation of securing sales. The cost of the emulation hardware system demonstration and loan equipment is amortized to selling expense over the lesser of the loan period or six months.

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

Recent Acquisitions

During 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares have been deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $105 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $1,001. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $6,400, goodwill of $39,071, technology of $4,400, other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years.

Additionally, during the 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip) and (iv) VeSys Limited. The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $8,791. The aggregate excess of liabilities assumed over tangible assets acquired was $349. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process R&D of $1,300, goodwill of $4,022, technology of $1,510 and other identified intangible assets of $980, net of related deferred tax liability of $80. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208.

The Company used an independent third party valuation firm to assist management in determining the allocation of the purchase price of these acquisitions.

Results of Operations

Revenues and Gross Margins

Year ended December 31,	2004	Change	2003	Change	2002
System and software revenues	$422,672	7%	$394,449	23%	$321,994
System and software gross margins	$395,409	9%	$362,306	26%	$287,641
Gross margin percent	94%		92%		89%
Service and support revenues	$288,284	3%	$281,219	3%	$274,185
Service and support gross margins	$207,990	6%	$196,665	3%	$191,354
Gross margin percent	72%		70%		70%
Total revenues	$710,956	5%	$675,668	13%	$596,179
Total gross margins	$603,399	8%	$558,971	17%	$478,995
Gross margin percent	85%		83%		80%

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues were higher for 2004 compared to 2003 due to an increase in Scalable Verification product revenues primarily attributable to the ModelSim and Analog/Mixed Signal product lines as a result of major customer deal renewals and customers expanding their usage of the products within their organizations. The increase was partially offset by (i) a decrease in Design to Silicon revenues primarily attributable to the Physical Verification and Analysis product lines as a result of record revenue performance in 2003 combined with strong backlog growth in the Calibre product line in the fourth quarter of 2004, and (ii) a decrease in emulation product revenues. In addition, system and software revenues were favorably impacted by approximately 2% due to the strengthening of the Japanese yen, the Euro and the British pound sterling in 2004.

System and software revenues were higher for 2003 compared to 2002 primarily due to (i) an increase in the Design to Silicon product revenues attributable to strength in the Calibre product line as a result of customers expanding their usage of the product within their organizations, and (ii) continued strength in systems design product revenues attributable to demand for new board design software, particularly from military and aerospace customers, and acquisitions in 2002. In addition, system and software revenues were favorably impacted by approximately 1% due to the strengthening of the Japanese yen, the Euro and the British pound sterling in 2003.

During 2004, system and software bookings exceeded system and software revenues only for the three months ended December 31, 2004. Accordingly, the Company’s backlog of firm orders increased from $61,000 at December 31, 2003 and $45,000 at September 30, 2004 to $82,500 at December 31, 2004.

System and software gross margins were higher for 2004 compared to 2003 primarily due to a greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue in addition to a reduction in the amount of royalties paid on increased software product revenues.

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

Amortization of purchased technology costs to system and software cost of revenues was $10,624, $9,422 and $6,688 for 2004, 2003 and 2002, respectively. The increase in amortization in 2004 was primarily attributable to a full year of amortization related to four technology acquisitions during 2003 and a partial year of amortization related to nine technology acquisitions in 2004. During 2004, the Company acquired technology as part of four of the Company’s five business acquisitions, and also acquired technology totaling $3.634 in five technology purchases that did not include other business assets. The increase in amortization in 2003 was primarily attributable to the recognition of a full year of amortization related to three technology acquisitions during 2002. Purchased technology costs are amortized over two to five years to system and software cost of revenues. Exclusive of future acquisitions, amortization of purchased technology will increase slightly in 2005 primarily as a result of a full year of amortization on purchased technology related to nine technology acquisitions during 2004 offset by the complete amortization of purchased technology related to a prior year technology acquisition.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. Service and support revenues were favorably impacted by approximately 2% due to the strengthening of foreign currencies in 2004.

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

Professional service revenues totaled approximately $28,000, $25,000 and $25,000 in 2004, 2003 and 2002, respectively. Professional service revenues increased in 2004 primarily due to the strengthening of foreign currencies. Professional service revenues remained flat in 2003 as a result of the continued weakness in the economy.

Service and support gross margins increased in 2004 primarily due to higher revenue resulting from the strengthening of foreign currencies and lower costs resulting from headcount reductions. Service and support gross margins remained flat as a percentage for 2003 compared to 2002, including a 1% increase attributable to a weaker United States dollar.

Geographic Revenues Information

Year ended December 31,	2004	Change	2003	Change	2002
Americas	$306,911	(7)%	$331,307	8%	$305,542
Europe	$199,417	6%	$188,657	20%	$157,679
Japan	$131,107	30%	$100,737	23%	$81,757
Pacific Rim	$73,521	34%	$54,967	7%	$51,201

Total	$710,956		$675,668		$596,179

Revenues decreased in the Americas in 2004 primarily as a result of lower software product and emulation hardware system sales in addition to declines in software and emulation support revenues. Revenues increased in the Americas in 2003 primarily as a result of higher software product sales, partially offset by declines in both software support and consulting revenues. Revenues outside the Americas represented 57%, 51% and 49% of total revenues in 2004, 2003 and 2002, respectively. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 2% in 2004 and 2003. Exclusive of currency effects, higher revenues in Europe for 2004 were primarily a result of higher software product and support sales partially offset by lower emulation hardware system sales. Higher European revenues in 2003 were primarily a result of higher software product and emulation hardware system sales and an increase in service revenue. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 6% in 2004 and 7% in 2003. Exclusive of currency effects, higher revenues in Japan for 2004 were primarily a result of higher software product and support sales partially offset by lower emulation hardware system sales. Higher Japanese revenues in 2003 were primarily a result of higher software product and emulation hardware system sales and an increase in service revenue. Revenues increased in Pacific Rim in 2004 primarily as a result of higher software product and support sales while the increase in 2003 was primarily a result of higher software product and support sales partially offset by lower emulation hardware system sales. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results may be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,	2004	Change	2003	Change	2002
Research and development	$202,289	9%	$184,797	13%	$164,228
Marketing and selling	$267,181	9%	$245,170	12%	$218,963
General and administration	$74,255	(2)%	$75,984	5%	$72,491
Amortization of intangible assets	$3,586	(8)%	$3,883	72%	$2,255
Emulation litigation settlement	$—	(100)%	$20,264	—	$—
Special charges	$9,213	(35)%	$14,120	128%	$6,184
Merger and acquisition related charges	$7,700	314%	$1,860	(94)%	$28,700

Research and Development

For 2004 compared to 2003, the increase in R&D costs was primarily attributable to increased headcount, primarily in the systems design and embedded system product lines and due to a weaker United States dollar during 2004, which increased R&D expenses by approximately 2% in 2004. For 2003 compared to 2002, the increase in R&D costs was primarily attributable to acquisitions in the first half of 2002, resulting in higher R&D headcount and related costs, including an increase in variable compensation primarily due to performance above plan related to the Calibre product line, and due to a weaker United States dollar during 2003 that increased R&D expenses by approximately 2% in 2003.

Marketing and Selling

For 2004 compared to 2003, the increase in marketing and selling costs was primarily attributable to increased headcount and a weaker United States dollar during 2004, which increased marketing and selling expenses by approximately 3% in 2004. For 2003 compared to 2002, the increase in marketing and selling costs was primarily attributable to an increase in variable compensation due to higher revenues and due to a weaker United States dollar during 2003 that increased marketing and selling expenses by approximately 3% in 2003.

General and Administration

For 2004 compared to 2003, the decrease in general and administration costs was primarily attributable to no emulation litigation related costs in 2004 due to the settlement of the emulation litigation with Cadence Design Systems, Inc. in 2003 and due to a decrease in variable compensation. These decreases were partially offset by a weaker United States dollar during 2004 which increased general and administration expenses by 4%. For 2003 compared to 2002, the increase in general and administration costs was primarily attributable to an increase in variable compensation due to growth in operating income and due to a weaker United States dollar during 2003 that increased general and administration expenses by approximately 2% in 2003. These increases were partially offset by a decrease in emulation litigation expenses as a result of the settlement of this litigation during 2003.

Amortization of Intangible Assets

Amortization of intangible assets decreased from 2003 to 2004 and increased from 2002 to 2003. For 2004 compared to 2003, the decrease was primarily attributable to the complete amortization of certain intangible assets acquired through acquisitions in 2002. For 2003 compared to 2002, the increase was primarily attributable to the recognition of a full year of amortization related to three acquisitions during 2002. Exclusive of future acquisitions, amortization of intangible assets is expected to decrease slightly in 2005 primarily as a result of the complete amortization of certain intangible assets acquired through acquisitions in 2002 partially offset by a full year of amortization for intangible assets acquired in 2004.

Emulation Litigation Settlement

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they had agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, costs to make available certain of its products to the OpenAccess computing environment as specified in the settlement agreement and attorneys’ fees.

Special Charges

During 2004, the Company recorded special charges of $9,213. The charges primarily consist of costs incurred for employee terminations and excess leased facility costs.

The Company rebalanced the workforce by 118 employees during 2004. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $5,655 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs will be expended in the first half of 2005. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,946 in 2004 include $1,229 in adjustments to previously recorded non-cancelable lease payments primarily for the lease of one facility in North America. These adjustments are primarily a result of reductions to the estimated expected sublease income due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be expended over six years. The Company also recorded a $758 write-off of leasehold improvements for a facility lease in North America that was permanently abandoned. In addition, the Company reversed $41 related to the decision to utilize space that was previously abandoned for the lease of one facility in North America.

The Company acquired a defined benefit pension plan liability (Plan) in connection with an acquisition in 1999. The Company made the Plan dormant immediately after the acquisition, and then began the process to sever any ongoing obligation to the Plan. During this process, in 2004, a legally-mandated actuarial evaluation was performed which indicated that the Plan needed additional funding related to services rendered prior to the acquisition for which the Company received no benefit. The Company recorded special charges of $1,237 in 2004 when this liability was determined.

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

Excess leased facility costs of $10,034 in 2003 consist of $4,925 in non-cancelable lease payments primarily for three facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded $4,608 in adjustments to previously recorded non-cancelable lease payments primarily for the leases of two facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded a $501 write-off of leasehold improvements for facility leases in Europe and in North America that were permanently abandoned.

The Company rebalanced the workforce by 126 employees during 2003. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $4,000 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were expended in 2004. There were no significant modifications to the amount of these charges.

During 2002, the Company recorded special charges of $6,184. The charges primarily consist of costs incurred for employee terminations, partially offset by a net benefit from reduction of accrued excess leased facility costs. Additionally, a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years was included in special charges.

In addition to acquisition related terminations of 176, the Company rebalanced the workforce by 332 employees during 2002. This reduction primarily impacted the sales organization, research and development organization and, to a lesser extent, the consulting division. Employee severance costs of $12,023 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were expended in 2002 and 2003. There were no significant modifications to the amount of these charges.

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

Merger and Acquisition Related Charges

In 2004, the Company incurred merger and acquisition related charges of $7,700 for in-process R&D related to five acquisitions during the year. In 2003, the Company incurred merger and acquisition related charges of $1,710 for in-process R&D related to three acquisitions during the year. In addition, during 2003, the Company recorded a one-time charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries. In 2002, the Company incurred merger and acquisition related charges of $28,700 for in-process R&D related to three acquisitions during the year.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2002, 2003 and 2004 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

The in-process R&D charge related to the 0-In acquisition was $6,400. At the date of the 0-In acquisition, the R&D efforts were focused on the development of the Archer v3.0 product. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 107% beginning in year two to a revenue decline of 100% in year six; cost of revenues of approximately 5% of revenue in each year; selling, general and administrative expenses of approximately 45% of revenue in each year and maintenance ranging from 8% of revenue beginning in year two to 5% of revenue in year five. The rate used to discount the net cash flows from the purchased in-process technology was 30%.

The aggregate in-process R&D charge related to the 2004 acquisitions of (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip) and (iv) VeSys Limited was $1,300. The R&D efforts of the acquired companies at the time of acquisition were focused on the development of various products.

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

Other Income, Net

Year ended December 31,	2004	2003	2002
Other income, net	$8,388	$5,460	$6,905

Interest income was $8,159, $5,679 and $6,653 in 2004, 2003 and 2002, respectively, which includes income relating to the time value of foreign currency contracts of $1,116, $480 and $1,020 in 2004, 2003 and 2002, respectively. Foreign currency loss was $499, $1,481 and $199 in 2004, 2003 and 2002, respectively, due to fluctuations in currency rates. Minority interest expense was $7, $281 and $703 in 2004, 2003 and 2002, respectively. In addition, other income, net was favorably impacted by gain on sale of investments of $1,403, $2,390 and $2,438 in 2004, 2003 and 2002, respectively.

Interest Expense

Interest expense was $18,619, $17,224 and $11,696 in 2004, 2003 and 2002, respectively. Interest expense increased in 2003 primarily as a result of the issuance of the Company’s convertible subordinated notes and debentures in June 2002 and August 2003, respectively. The Company recorded interest expense relating to the time value of foreign currency contracts of $512, $669 and $551 in 2004, 2003 and 2002, respectively.

Provision for Income Taxes

The provision for income taxes was an expense of $49,494 in 2004 and a benefit of $6,804 and $4,303 in 2003 and 2002, respectively. In 2004, the Company’s book net income before income taxes of $28,944 consisted of $10,203 of pre-tax loss in the United States and $39,147 of foreign pre-tax income. The income tax expense of $49,494 in 2004 was primarily the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates and the tax effect of a large intercompany dividend. Deferred tax assets consist of net operating loss carryforwards in several tax jurisdictions, including the United States, credit carryovers and timing differences between book and tax income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.

The provision for income taxes for the year differs from tax computed at the federal statutory income tax rate primarily due to the impact of a large dividend declared by a foreign subsidiary, an increase in the valuation allowance on United States deferred tax assets, the impact of state taxes and the amortization of a deferred tax charge recorded in 2002, offset in part by the impact of the tax rate differential on earnings of foreign subsidiaries. Tax expense of $36,650, net of associated foreign tax credits, was provided on the declaration of a $120,000 dividend from a foreign subsidiary in 2004 for which provisions of the American Jobs Creation Act of 2004 do not apply. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax return purposes, the Company incurred a federal cash tax liability of approximately $2,200 for alternative minimum tax and a state cash tax liability of approximately $200 as a result of the dividend.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2004, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $140,854. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the foreign Repatriation within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 provides guidance for recording the potential impact of the repatriation provisions of the Act on an entity’s income tax expense and deferred tax liability. The Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based on the analysis to date, it is reasonably possible that the Company may repatriate some amount between zero to $140,854. Accordingly, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act as the tax effects cannot be reasonably estimated. The Company expects to be in a position to finalize its assessment by the end of 2005.

As of December 31, 2004, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $31,430, foreign tax credits of $2,539, research and experimentation credit carryforwards of $11,762, alternative minimum tax credits of $3,711 and child care credits of $300. As of December 31, 2004, the Company, for state income tax purposes, had net operating loss carryforwards totaling $98,218 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $3,351. As of December 31, 2004, the Company also had net operating losses in multiple foreign jurisdictions of $15,161. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2006 and 2023, the foreign tax credits will expire between 2009 and 2014, research and experimentation credit carryforwards between 2009 and 2024 and child care credits between 2023 and 2024. The alternative minimum tax credits do not expire.

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

In 2003, the Company reduced the amount payable by its foreign subsidiary for the transfer of IKOS technology rights by approximately $45,000. This was due to declining emulation revenue primarily attributable to lower prices paid by customers as a result of intense competition and the weakened economy. As a result of the corresponding decrease in the projected taxable gain, the deferred tax charge recorded in 2002 for this transaction was reduced by $17,940. The decrease in projected income tax expense from this transaction resulted in the restoration of $13,900 of deferred tax assets that were not utilized under the revised transaction. The amortization of deferred tax charge for 2003 and 2004 was $3,060. The remaining balance of the deferred tax charge as of December 31, 2004 was $1,403.

Under SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. A portion of the valuation allowance for deferred tax assets relates to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits will be applied directly to increase contributed capital. A portion of the valuation allowance for deferred tax assets relates to certain of the tax attributes acquired from IKOS and 0-In, for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The Company had net deferred tax assets of $31,125 at December 31, 2004, a decrease of $47,683 from December 31, 2003. This decrease was a result of current year utilization of deferred tax assets in connection with the $120,000 dividend from a foreign subsidiary, the recording of deferred tax liabilities identified in the purchase accounting for the 0-In acquisition with a corresponding increase to goodwill and the utilization of deferred tax assets from the settlement of an examination with the Internal Revenue Service for the Company’s United States federal income tax returns for the years 2000 and 2001. Also during 2004, the Company determined it is uncertain whether the Company’s United States entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, the Company recorded valuation allowances against the portion of those deferred tax assets for which realization is uncertain, resulting in a $20,531 net increase in valuation allowances and a corresponding decrease in net deferred tax assets.

The Company has reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

During 2004, the Company settled an examination with the Internal Revenue Service for its United States federal income tax returns for the years 2000 and 2001. The results of this exam have been reflected in the deferred tax asset balances and taxes payable balances as of December 31, 2004. There was no impact on tax expense because, as a result of audit findings, an additional assessment of tax liability for the audit period had been adequately provided for in previous periods. See “Factors That May Affect Future Results and Financial Condition” below. In addition, the Company is currently under examination by the IRS for its 2002 and 2003 federal income tax returns. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the tax reserves are adequate to cover any potential liabilities that could result from the current examinations.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-fourth of its expenses were generated outside of the United States in 2004. For 2004 and 2003, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were recorded in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as substantially all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $30,762 at December 31, 2004 from $25,922 at December 31, 2003. This reflects the increase in the value of net assets denominated in foreign currencies since year-end 2003 as a result of a weaker United States dollar at the close of 2004 versus 2003.

New Accounting Pronouncements

In October 2004, the EITF ratified its consensus on EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. EITF No. 04-08 requires that contingently convertible debt instruments that become convertible on satisfaction of a market price condition be included in diluted earnings per share using the if-converted method, regardless of whether the market price condition has been met. The EITF is effective for reporting periods ending after December 15, 2004 and requires the retroactive restatement of earnings per share. Under the provisions of EITF No. 04-08, the Company’s Debentures, which represent 4,700 potential shares of common stock, will be included in the calculation of diluted earnings per share, if dilutive, regardless of whether the contingent requirements have been met for conversion to common stock. The Company adopted EITF No. 04-08 in the fourth quarter of 2004. There was no impact on the Company’s diluted earnings per share or earnings per share as stated in prior periods.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges. Additionally, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

Liquidity and Capital Resources

Year Ended December 31,	2004	2003
Current assets	$375,732	$340,945
Cash and investments, short-term	$94,287	$71,324
Cash provided by (used in) operating activities	$40,519	$(14,631)
Cash used in investing activities, excluding short-term investments	$(37,455)	$(38,441)
Cash provided by financing activities	$19,347	$84,641

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $94,287 at December 31, 2004, an increase of $22,963, or 32%, from $71,324 at December 31, 2003. Cash provided by operating activities was $40,519 in 2004 compared to cash used in operating activities of $14,631 in 2003. The increase in cash flows from operating activities was primarily due to (i) income before income taxes of $28,944 in 2004 compared to $1,129 in 2003, (ii) an increase in deferred revenue in 2004, and (iii) non-cash asset write-downs of $8,458 and $2,587 in 2004 and 2003, respectively. The increase in cash flows from operating activities was partially offset by a smaller increase in accounts receivable in 2004 than in 2003 and a decrease in accounts payable and accrued liabilities in 2004 as compared to a significant increase in 2003.

Cash used in investing activities, excluding short-term investments, was $37,455 in 2004 compared to $38,441 in 2003. Cash used in investing activities includes (i) cash paid for acquisitions of $10,801 and $17,299 in 2004 and 2003, respectively, (ii) purchases of intangible assets of $3,634 in 2004 and (iii) capital expenditures of $24,423 and $23,532 in 2004 and 2003, respectively.

Cash provided by financing activities was $19,347 in 2004 compared to $84,641 in 2003. The decrease of $65,294 in 2004 was primarily due to proceeds of $110,000 received from the issuance of long-term notes payable in 2003. In addition, the Company repurchased shares of its common stock in 2003 for $29,785. Financing cash flows were positively impacted by proceeds from the issuance of common stock upon exercise of stock options and employee stock plan purchases of $19,907 and $22,625 in 2004 and 2003, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net increased to $242,690 at December 31, 2004 from $223,670 at December 31, 2003. Excluding the current portion of term receivables of $125,832 and $119,627, average days sales outstanding were 49 days and 46 days at December 31, 2004 and 2003, respectively. Average days sales outstanding in total accounts receivable increased from 100 days at the end of 2003 to 102 days at the end of 2004. The increase in total accounts receivable days sales outstanding was primarily due to a higher percentage of product revenue from term versus perpetual contracts in 2004 as compared to 2003. In quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. As a result, if the Company’s mix of contracts were to shift to a higher percentage of term contracts, average days sales outstanding would be expected to increase.

Term Receivables, Long-Term

Term receivables, long-term increased to $139,146 at December 31, 2004 from $98,207 at December 31, 2003. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase was primarily attributable to the increase in term agreements during 2004 and 2003, which were included in term receivables, long-term at December 31, 2004.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased to $103,336 at December 31, 2004 from $74,662 at December 31, 2003. The increase was primarily due to annual contract renewals during 2004, higher renewal rates, higher business levels and support contracts moving from quarterly to annual billing cycles.

Capital Resources

Expenditures for property and equipment increased to $24,423 for 2004 compared to $23,532 for 2003. Expenditures for property and equipment in 2004 and 2003 did not include any individually significant projects. In 2004, the Company acquired (i) Project Technology Inc., (ii) a minority equity interest in M2000, a French company, (iii) the remaining 49% minority interest in MGK, (iv) 0-In Design Automation Inc., (v) the parallel and serial ATA IP business division of Palmchip Corporation and (vi) VeSys Limited, which together resulted in total net cash payments of $8,791. Additionally, the Company paid $2,010 relating to holdbacks on prior year acquisitions. The Company also paid $3,634 related to purchases of technology from (i) Atair, (ii) LSI Logic, (iii) Analog Bits, (iv) Rox Software Technology and (v) Red Hat in 2004. In 2003, the Company acquired (i) the Technology Licensing Group business of Alcatel, (ii) Translogic, (iii) the distributorship, Mentor Italia and (iv) the business and technology of DDE and (v) First Earth Limited, which resulted in net cash payments of $13,229. Additionally, the Company paid $4,070 primarily relating to a holdback on a prior year acquisition.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A for general corporate purposes and to fund the purchase of 1,750 shares of the Company’s stock. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rates for 2004 and 2003 were 3.15% and 2.80%, respectively. The Company pays interest on the Debentures quarterly in February, May, August and November. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (“Notes”) due 2007 in a private offering pursuant to SEC Rule 144A to fund the purchase of Innoveda. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into the Company’s common stock at a conversion price of $23.27 per share, a total of 7,370 shares for the Notes remaining outstanding at December 31,2004. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005. The Notes rank pari passu with the Debentures. In 2004, the Company purchased on the open market Notes with a principal balance of $1,000 for a total purchase price of $1,028. In connection with this purchase, the Company incurred before tax expenses for the early extinguishment of debt of $43. Expenses include the call premium on the Notes and the write-off of unamortized deferred debt issuance costs.

In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings against the credit facility during 2004 and had no balance outstanding at December 31, 2004 and 2003.

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

In February 2004, the Company purchased a 10% interest in M2000, a French company. The Company assessed its interest in this variable interest entity and concluded it should not consolidate that entity based on guidance included in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Accordingly, the Company has accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

Contractual Obligations

The Company is contractually obligated to make the following payments as of December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$281,500	$—	$171,500	$—	$110,000
Other long-term notes payable	2,483	—	2,483	—	—
Other long-term liabilities	19,098	—	7,900	6,708	4,490
Short-term borrowings	9,510	9,510	—	—	—
Capital leases	122	122	—	—	—
Purchase obligations	1,617	1,617	—	—	—
Operating leases	129,708	29,278	41,618	30,372	28,440

Total contractual obligations	$444,038	$40,527	$223,501	$37,080	$142,930

Outlook for 2005

Revenues for the year 2005 are expected in the range of $760,000. Earnings per share for the year 2005 are expected to range between $0.60 and $0.65, which excludes the impact of expensing stock options in accordance with SFAS No. 123R. The Company is required to commence expensing stock options in the third quarter of 2005, but has not yet estimated the expected impact on 2005 earnings.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The statements contained under “Outlook for 2005” above and other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar import, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for 2005”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by customers in the integrated circuit and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The integrated circuit and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles of companies in these industries and their customers’ products and a decline in general economic conditions. These downturns cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During such downturns, the number of new design projects generally decreases, which can adversely affect demand for the Company’s products and services.

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

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including customer demand, the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company receives a majority of its software product revenue from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenue comes from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders in a particular quarter, particularly large orders, the Company’s revenues for that quarter could be adversely affected. In such an event, the Company could fail to meet investors’ expectations, which could adversely affect the Company’s stock price.

The Company uses fixed-term license agreements as a standard business practice. These multi-year, multi-element term license agreements are typically three years in length, with customers the Company believes are credit-worthy, and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If the Company is unable to collect under any of these multi-million dollar agreements, the Company’s results of operations could be adversely affected. The Company uses these fixed-term license agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on the Company’s results.

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

Accounting Rules Governing Revenue Recognition May Change

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenue at the beginning of the license period. If this trend continues, new and revised standards and interpretations could adversely affect the Company’s ability to meet revenue expectations.

Forecasting the Company’s tax rates is complex and subject to uncertainty.

Forecasts of the Company’s income tax position and resultant effective tax rate are complex and subject to uncertainty as the Company’s income tax position for each year combines: (a) the effects of a mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates, (b) benefits from available deferred tax assets, (c) taxes, interest or penalties resulting from tax audits and (d) changes in tax laws or the interpretation of such tax laws. In order to forecast the Company’s global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, the Company’s actual tax rate could be materially different than forecast.

New accounting standard related to equity compensation will cause the Company to recognize an additional expense, which will result in a reduction in the Company’s net income.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123 and supercedes APB Opinion No. 25, relating to the accounting for equity-based compensation. This statement requires the Company to record a charge to compensation expense for stock option grants. The Company currently accounts for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation if the option exercise price is not less than the fair market value of the common stock at the grant date. Starting in July 2005, the FASB’s statement will require that stock-based awards be accounted for using a fair-value based method, which would require the Company to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material adverse effect on the Company’s net income.

The Company’s business is subject to evolving corporate governance and public disclosure regulations that have increased both our costs and the risk of noncompliance, which could have an adverse effect on our stock price.

Because the Company’s common stock is publicly traded on the Nasdaq Stock Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations have required the Company to include a management assessment of the Company’s internal controls over financial reporting and auditor attestation of that assessment in this annual report for the Company’s fiscal year ending December 31, 2004. This effort has required, and continues to require, the commitment of significant financial and managerial resources. A failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

The lengthy sales cycle for the Company’s products and services, and delay in customer consummation of projects, makes the timing of the Company’s revenue difficult to predict.

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

The Company realizes more than half of the Company’s revenue from customers outside the United States and approximately one-fourth of the Company’s expenses are generated outside of the United States. Significant changes in exchange rates can have an adverse effect on the Company. For further discussion of foreign currency effects, see “Effects of Foreign Currency

Fluctuations” discussion above. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

Delay in production of components or the ordering of excess components for the Company’s Mentor Emulation Division hardware products could materially adversely affect the Company.

The success of the Company’s Mentor Emulation Division depends on the Company’s ability to procure hardware components on a timely basis from a limited number of suppliers, assemble and ship systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for hardware. The Company’s inability to be successful in any of the foregoing could materially adversely affect the Company.

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

The Company has a substantial level of indebtedness. As of December 31, 2004, the Company had $293.5 million of outstanding indebtedness, which includes $171.5 million of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $110.0 million of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023. This level of indebtedness among other things, could:

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at December 31, 2004. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars:	Carrying Value	Average Fixed Interest Rate
In thousands, except interest rates
Cash equivalents – fixed rate	$36,049	2.27%
Short-term investments – fixed rate	26,329	2.23%

Total fixed rate interest bearing instruments	$62,378	2.26%

The Company had convertible subordinated notes of $171,500 outstanding with a fixed interest rate of 6 7/8% at December 31, 2004. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at December 31, 2004. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At December 31, 2004 the Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at December 31, 2004.

The Company had other long-term notes payable of $2,483 and short-term borrowings of $9,632 outstanding at December 31, 2004 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $121.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of December 31, 2004, the Company had options outstanding to sell Japanese yen with contract values totaling $45,729 at a weighted average contract rate of 106.06 and had options outstanding to buy the Euro with contract values totaling $30,950 at a weighted average contract rate of 1.28.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of December 31, 2004 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in the first half of 2005.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Japanese yen	$60,208	106.74	JPY
Euro	53,518	1.29	USD
Canadian dollar	5,710	1.22	CAD
British pound sterling	2,419	1.91	USD
Swedish krona	1,923	6.79	SEK
India rupee	1,560	44.70	INR
Danish krona	1,548	5.62	DKK
Other	2,657	—

Total	$129,543

Item 8. Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended December 31,	2004	2003	2002
In thousands, except per share data
Revenues:
System and software	$422,672	$394,449	$321,994
Service and support	288,284	281,219	274,185

Total revenues	710,956	675,668	596,179

Cost of revenues:
System and software	16,639	22,721	27,665
Service and support	80,294	84,554	82,831
Amortization of purchased technology	10,624	9,422	6,688

Total cost of revenues	107,557	116,697	117,184

Gross margin	603,399	558,971	478,995

Operating expenses:
Research and development	202,289	184,797	164,228
Marketing and selling	267,181	245,170	218,963
General and administration	74,255	75,984	72,491
Amortization of intangible assets	3,586	3,883	2,255
Emulation litigation settlement	—	20,264	—
Special charges	9,213	14,120	6,184
Merger and acquisition related charges	7,700	1,860	28,700

Total operating expenses	564,224	546,078	492,821

Operating income (loss)	39,175	12,893	(13,826)
Other income, net	8,388	5,460	6,905
Interest expense	(18,619)	(17,224)	(11,696)

Income (loss) before income taxes	28,944	1,129	(18,617)
Provision for (benefit from) income taxes	49,494	(6,804)	(4,303)

Net income (loss)	$(20,550)	$7,933	$(14,314)

Net income (loss) per share:
Basic	$(0.28)	$0.12	$(0.22)

Diluted	$(0.28)	$0.11	$(0.22)

Weighted average number of shares outstanding:
Basic	72,381	67,680	65,766

Diluted	72,381	70,464	65,766

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of December 31,	2004	2003
In thousands
Assets
Current assets:
Cash and cash equivalents	$67,916	$68,333
Short-term investments	26,371	2,991
Trade accounts receivable, net of allowance for doubtful accounts of $5,272 in 2004 and $4,149 in 2003	242,690	223,670
Other receivables	7,719	7,003
Inventory	5,168	5,489
Prepaid expenses and other	15,570	14,672
Deferred income taxes	10,298	18,787

Total current assets	375,732	340,945

Property, plant and equipment, net	91,224	91,350
Term receivables, long-term	139,146	98,207
Goodwill	333,806	290,352
Intangible assets, net	40,338	35,929
Deferred income taxes	20,827	60,021
Other assets	20,834	23,884

Total assets	$1,021,907	$940,688

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,632	$6,910
Accounts payable	18,037	18,105
Income taxes payable	35,299	35,122
Accrued payroll and related liabilities	81,709	80,484
Accrued liabilities	37,098	37,719
Deferred revenue	103,336	74,662

Total current liabilities	285,111	253,002

Notes payable	283,983	286,768
Other long-term liabilities	19,098	23,161

Total liabilities	588,192	562,931

Commitments and contingencies (Note 17)

Minority interest	—	3,391

Stockholders’ equity:
Common stock, no par value, 200,000 and 100,000 shares authorized for 2004 and 2003 respectively; 76,430 and 68,277 issued and outstanding for 2004 and 2003, respectively	363,455	294,180
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Deferred compensation	(508)	(2,601)
Retained earnings	39,717	57,800
Accumulated other comprehensive income	31,051	24,987

Total stockholders’ equity	433,715	374,366

Total liabilities and stockholders’ equity	$1,021,907	$940,688

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended December 31,	2004	2003	2002
In thousands
Operating Cash Flows:
Net income (loss)	$(20,550)	$7,933	$(14,314)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	24,418	23,146	21,426
Amortization	19,302	18,704	16,385
Deferred income taxes	39,876	(12,223)	(3,873)
Changes in other long-term liabilities and minority interest	(4,568)	2,805	(7,703)
Tax benefit of employee stock option plans	950	3,458	20,831
Write-down of assets	8,458	2,587	28,700
Gain on sale of investments	(1,403)	(2,390)	(2,438)

Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(12,303)	(52,676)	2,272
Prepaid expenses and other	(415)	(2,561)	(20,238)
Term receivables, long-term	(37,723)	(14,798)	(16,361)
Accounts payable and accrued liabilities	(4,625)	23,164	(14,050)
Income taxes payable	3,869	(10,642)	(4,662)
Deferred revenue	25,233	(1,138)	(10,491)

Net cash provided by (used in) operating activities	40,519	(14,631)	(4,516)

Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	26,749	3,857	33,659
Purchases of short-term investments	(50,129)	(2,991)	(7,902)
Purchases of property, plant and equipment	(24,423)	(23,532)	(20,409)
Purchases of intangible assets	(3,634)	—	—
Proceeds from sale of investments	1,403	2,390	2,438
Acquisitions of businesses and equity interests	(10,801)	(17,299)	(288,383)

Net cash used in investing activities	(60,835)	(37,575)	(280,597)

Financing Cash Flows:
Proceeds from issuance of common stock	19,907	22,625	17,663
Repurchase of common stock	—	(29,785)	—
Net increase (decrease) in short-term borrowings	2,396	(11,400)	13,599
Note issuance costs	—	(5,161)	(5,518)
Proceeds from long-term notes payable	—	110,000	177,831
Repayments of long-term notes payable	(2,956)	(1,638)	(7,860)

Net cash provided by financing activities	19,347	84,641	195,715

Effect of exchange rate changes on cash and cash equivalents	552	929	338

Net change in cash and cash equivalents	(417)	33,364	(89,060)
Cash and cash equivalents at the beginning of the year	68,333	34,969	124,029

Cash and cash equivalents at the end of the year	$67,916	$68,333	$34,969

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at December 31, 2001	64,706	$245,672	—	$64,288	$16,248		$326,208

Net loss	—	—	—	(14,314)	—	$(14,314)	(14,314)
Foreign currency translation adjustment, after tax of $1,374	—	—	—	—	6,870	6,870	6,870
Unrealized gain on investments reported at fair value	—	—	—	—	153	153	153
Reclassification adjustment for investment gains included in net loss reported at fair value	—	—	—	—	(2,438)	(2,438)	(2,438)
Minimum pension liability, before tax benefit of $163	—	—	—	—	(816)	(816)	(816)
Unrealized losses on derivatives	—	—	—	—	(3,398)	(3,398)	(3,398)

Comprehensive loss	—	—	—	—	—	$(13,943)	—

Stock options and warrant issued in connection with acquisitions	—	14,479	—	—	—		14,479
Deferred compensation for unvested stock options issued in connection with acquisitions	—	—	(6,460)	—	—		(6,460)
Amortization of deferred compensation	—	—	1,049	—	—		1,049
Forfeitures of unvested stock options issued in connection with acquisitions	—	(650)	650	—	—		—
Stock issued under stock option and stock purchase plans	1,923	17,663	—	—	—		17,663
Tax benefit associated with the exercise of stock options	—	20,831	—	—	—		20,831
Dividends to minority owners	—	—	—	(107)	—		(107)

Balance at December 31, 2002	66,629	297,995	(4,761)	49,867	16,619		359,720

Net income	—	—	—	7,933	—	$7,933	7,933
Foreign currency translation adjustment, after tax of $1,414	—	—	—	—	8,316	8,316	8,316
Minimum pension liability, before tax benefit of $20	—	—	—	—	(119)	(119)	(119)
Unrealized gains on derivatives	—	—	—	—	171	171	171

Comprehensive income	—	—	—	—	—	$16,301	—

Amortization of deferred compensation	—	—	2,047	—	—		2,047
Stock issued under stock option and stock purchase plans	3,398	22,625	—	—	—		22,625
Forfeitures of unvested stock options issued in connection with acquisitions	—	(113)	113	—	—		—
Tax benefit associated with the exercise of stock options	—	3,458	—	—	—		3,458
Repurchase of common stock	(1,750)	(29,785)	—	—	—		(29,785)

Balance at December 31, 2003	68,277	294,180	(2,601)	57,800	24,987		374,366

Net loss	—	—	—	(20,550)	—	$(20,550)	(20,550)
Foreign currency translation adjustment, after tax of $823	—	—	—	—	4,840	4,840	4,840
Minimum pension liability, after tax of $14	—	—	—	—	80	80	80
Unrealized gains on derivatives	—	—	—	—	1,144	1,144	1,144

Comprehensive loss	—	—	—	—	—	$(14,486)	—

Amortization of deferred compensation	—	—	1,427	—	—		1,427
Stock issued under stock option and stock purchase plans	3,646	19,907	—	—	—		19,907
Forfeitures of unvested stock options issued in connection with acquisitions	—	(1,158)	666	492	—		—
Tax benefit associated with the exercise of stock options	—	950	—	—	—		950
Adjust for dividends to minority owners	—	—	—	1,975			1,975
Stock issued for acquisition of a business	4,507	49,576	—	—	—		49,576

Balance at December 31, 2004	76,430	$363,455	$(508)	$39,717	$31,051		$433,715

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Notes to Consolidated Financial Statements

All numerical references in thousands, except percentages, per share data and number of employees

1. Nature of Operations

The Company is a supplier of electronic design automation (EDA) systems — advanced computer software, emulation systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. The Company licenses its products through its direct sales force and a channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq Stock Market under the symbol “MENT”. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

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

Use of Estimates

U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and certificates of deposit, commercial paper and other highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $36,049 and $46,899 at December 31, 2004 and 2003, respectively.

Short-Term and Long-Term Investments

The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days and less than one year. At December 31, 2004 and 2003, the Company’s short-term investments consisted entirely of corporate debt securities classified as held to maturity. The fair value of short-term investments was $26,426 and $2,996, as of December 31, 2004 and 2003, respectively, as compared to carrying values of $26,371 and $2,991 at December 31, 2004 and 2003, respectively. Long-term investments, included in other assets on the accompanying consolidated financial statements, include investments with original maturities in excess of one year and equity securities. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income.

Term Receivables

The Company has long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due more than one year from the balance sheet date are included in term receivables, long-term. The Company discounts the total product portion of the agreements to reflect the interest component of the transaction. The interest component of the transaction is amortized to other income, net over the period in which payments are made and balances are outstanding. The discount rate is reset periodically considering current market interest rates.

Valuation of Trade Accounts Receivable

The Company maintains allowances for doubtful accounts on trade accounts receivable and term receivables, long-term for estimated losses resulting from the inability of its customers to make required payments. The Company regularly evaluates the collectibility of its trade accounts receivable based on a combination of factors. When it becomes aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, a specific reserve for bad debt is recorded to reduce the related receivable to the amount believed to be collectible. The Company also records unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables would be adjusted resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

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

The carrying amounts of cash equivalents, short-term investments, trade accounts receivable, term receivables, short-term borrowings, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments or as amounts have been appropriately discounted. Available for sale securities and foreign exchange forward and option contracts are recorded based on quoted market prices. The fair value of long-term notes payable was $294,023 and $301,456, as of December 31, 2004 and 2003, respectively, as compared to carrying values of $283,983 and $286,768 at December 31, 2004 and 2003, respectively. The fair value of long-term notes payable was based on the quoted market price or based on rates available to the Company for instruments with similar terms and maturities. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

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

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired from the Company’s business combinations. Other intangible assets primarily include purchased technology, trademarks and customer relationships acquired in business combinations. All acquired goodwill is assigned to an enterprise-level reporting unit. Other intangible assets are amortized over their estimated lives. In-process research and development (R&D) is written-off immediately.

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

As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually. The Company completed the transitional goodwill impairment test as of June 30, 2002 and the annual goodwill impairment test as of December 31, 2004 and 2003. There was no impairment at any date. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the estimated lives as of the adoption date and December 31, 2004 are appropriate.

Purchased technology and other intangible asset costs are amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively. Under SFAS No. 142, “Goodwill and Other Intangibles”, effective on January 1, 2002, amortization of goodwill no longer occurs. Total purchased technology and other intangible asset amortization expenses were $14,210, $13,305 and $8,943 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the carrying value of goodwill was $333,806, purchased technology was $30,260 and other intangible assets was $9,678, net of accumulated amortization of $12,347, $34,090 and $5,203, respectively. The carrying value of non-amortizable other intangible assets was $400.

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

The Company estimates the aggregate amortization expense related to purchased technology and other intangible assets will be $15,161, $14,549, $7,793, $1,679 and $756 for each of the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

The Company had $206,222 and $45,844 of notional value foreign currency forward and option contracts outstanding at December 31, 2004 and 2003, respectively. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts was $3,264 and $11 at December 31, 2004 and 2003, respectively.

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

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of the Company’s products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to research and development expense in the accompanying consolidated statements of operations. Acquired technology costs of $3,634 were capitalized by the Company in 2004.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $6,800, $6,900 and $7,200 for 2004, 2003 and 2002, respectively, and is included in marketing and selling expense in the accompanying consolidated statements of operations.

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

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Year ended December 31,	2004	2003	2002
Net income (loss), as reported	$(20,550)	$7,933	$(14,314)
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(17,092)	(22,134)	(19,325)

Pro forma net loss	$(37,642)	$(14,201)	$(33,639)

Basic net income (loss) per share – as reported	$(0.28)	$0.12	$(0.22)
Basic net loss per share – pro forma	$(0.52)	$(0.21)	$(0.51)
Diluted net income (loss) per share – as reported	$(0.28)	$0.11	$(0.22)
Diluted net loss per share – pro forma	$(0.52)	$(0.21)	$(0.51)

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

New Accounting Pronouncements

In October 2004, the EITF ratified its consensus on EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. EITF No. 04-08 requires that contingently convertible debt instruments that become convertible on satisfaction of a market price condition be included in diluted earnings per share using the if-converted method, regardless of whether the market price condition has been met. The EITF is effective for reporting periods ending after December 15, 2004 and requires the retroactive restatement of earnings per share. Under the provisions of EITF No. 04-08, the Company’s Debentures, which represent 4,700 potential shares of common stock, will be included in the calculation of diluted earnings per share, if dilutive, regardless of whether the contingent requirements have been met for conversion to common stock. The Company adopted EITF No. 04-08 in the fourth quarter of 2004. There was no impact on the Company’s diluted earnings per share or earnings per share as stated in prior periods.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges. Additionally, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

3. Merger and Acquisition Related Charges

During 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth which supported the premium paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares have been deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $105 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $1,001. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $6,400, goodwill of $39,071, technology of $4,400, other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Additionally, during the 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip) and (iv) VeSys Limited. The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $8,791. The aggregate excess of liabilities assumed over tangible assets acquired was $349. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process R&D of $1,300, goodwill of $4,022, technology of $1,510 and other identified intangible assets of $980, net of related deferred tax liability of $80. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The separate results of operations for the acquisitions during 2004 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

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

In 2002, the Company completed three business combinations which were accounted for as purchases. The Company acquired Accelerated Technology, Inc. (ATI) in February 2002, IKOS Systems, Inc. (IKOS) in March 2002 and Innoveda, Inc. (Innoveda) in May 2002. The acquisitions were investments aimed at expanding the Company’s product offering and driving revenue growth which supported the premiums paid over the fair market value of the individual assets. The total purchase price including acquisition costs was $331,049, which included the fair value of options assumed totaling $14,118 and fair value of a warrant issued of $361. The excess of tangible assets acquired over liabilities assumed was $23,223. In 2004, the Company recorded an adjustment to increase the tangible assets acquired, and correspondingly decrease goodwill, by $659 as result of the utilization of IKOS deferred tax assets. In 2003, the Company recorded adjustments to decrease the tangible assets acquired, and correspondingly decrease goodwill, by $19,069 as a result of additional deferred tax assets identified in the preparation and filing of the final pre-acquisition IKOS tax return and changes to the balances of acquired assets and liabilities that were identified subsequent to the acquisition date for ATI and Innoveda. In addition, the Company recorded severance costs of $8,386 and costs of vacating certain leased facilities of $16,331. The cost of the acquisition was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $28,700, goodwill of $273,849, technology of $36,400, deferred compensation relating to assumed unvested employee stock options of $6,460, other identified intangible assets of $7,130, net of related deferred tax liability of $19,996. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Subsequent to the acquisitions in 2002, the Company reversed $1,921 of unamortized deferred compensation to common stock as a result of forfeitures of unvested stock options assumed in the acquisitions due to attrition and workforce reduction.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2004, 2003 and 2002 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

4. Emulation Litigation Settlement and Other Special Charges

Following is a summary of the major elements of the special charges including emulation litigation settlement:

Year ended December 31,	2004	2003	2002
Emulation litigation settlement	$(215)	$20,264	$—
Excess leased facility costs	1,946	10,034	(5,110)
Employee severance	5,655	4,000	12,023
Terminated acquisitions	—	292	135
Other	1,827	(206)	(864)

Emulation litigation settlement and other special charges	$9,213	$34,384	$6,184

During 2004, the Company recorded special charges of $9,213. The charges primarily consist of costs incurred for employee terminations and excess leased facility costs.

The Company rebalanced the workforce by 118 employees during 2004. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $5,655 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs will be expended in the first half of 2005. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,946 in 2004 include $1,229 in adjustments to previously recorded non-cancelable lease payments primarily for the lease of one facility in North America. These adjustments are primarily a result of reductions to the estimated expected sublease income due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be expended over six years. The Company also recorded a $758 write-off of leasehold improvements for a facility lease in North America that was permanently abandoned. In addition, the Company reversed $41 related to the decision to utilize space that was previously abandoned for the lease of one facility in North America.

The Company acquired a defined benefit pension plan liability (Plan) in connection with an acquisition in 1999. The Company made the Plan dormant immediately after the acquisition, and then began the process to sever any ongoing obligation to the Plan. During this process, in 2004, a legally-mandated actuarial evaluation was performed which indicated that the Plan needed additional funding related to services rendered prior to the acquisition for which the Company received no benefit. The Company recorded special charges of $1,237 in 2004 when this liability was determined.

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

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2004:

	Accrued Special Charges at December 31, 2003	2004 Charges (excluding asset write-offs)	2004 Payments	Accrued Special Charges at December 31, 2004 (1)
Emulation litigation settlement	$1,536	$(215)	$1,321	$—
Employee severance and related costs	2,681	5,655	4,265	4,071
Lease termination fees and other facility costs	10,034	1,188	4,198	7,024
Other costs	—	1,827	590	1,237

Total	$14,251	$8,455	$10,374	$12,332

(1)	Of the $12,332 total accrued special charges at December 31, 2004, $6,127 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $6,205 represents the short-term portion of accrued special charges.

During 2003, the Company recorded special charges of $34,384. The charges primarily consist of costs incurred for the settlement of emulation litigation, an accrual for excess leased facility costs and costs incurred for employee terminations.

Cadence Design Systems, Inc. (Cadence) and the Company announced in September 2003 that they had agreed to settle all outstanding litigation between the companies relating to emulation and acceleration systems. The companies also reached agreement that, for a period of seven years, neither will sue the other over patented emulation and acceleration technology. In connection with the settlement, the Company recorded emulation litigation settlement costs of $20,264, which included a cash settlement of $18,000 paid to Cadence, costs to make available certain of its products to the OpenAccess computing environment as specified in the settlement agreement and attorneys’ fees.

Excess leased facility costs of $10,034 in 2003 consist of $4,925 in non-cancelable lease payments primarily for three facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded $4,608 in adjustments to previously recorded non-cancelable lease payments primarily for the leases of two facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be expended over seven years. In addition, the Company recorded a $501 write-off of leasehold improvements for facility leases in Europe and in North America that were permanently abandoned.

The Company rebalanced the workforce by 126 employees during 2003. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $4,000 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were expended in 2004. There were no significant modifications to the amount of these charges.

During 2002, the Company recorded special charges of $6,184. The charges primarily consist of costs incurred for employee terminations, partially offset by a net benefit from reduction of accrued excess leased facility costs. Additionally, a $515 benefit for the reversal of excess accruals related to acquisitions that occurred in prior years was included in special charges.

In addition to acquisition related terminations of 176, the Company rebalanced the workforce by 332 employees during 2002. This reduction primarily impacted the sales organization, research and development organization and, to a lesser extent, the consulting division. Employee severance costs of $12,023 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were expended in 2002 and 2003. There were no significant modifications to the amount of these charges.

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

The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheet, was $3,264 and $11 at December 31, 2004 and 2003, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Year ended December 31,	2004	2003
Beginning balance	$—	$(171)
Changes in fair value of cash flow hedges	2,199	671
Net gain transferred to earnings	(1,055)	(500)

Net unrealized gain	$1,144	$—

The remaining balance in accumulated other comprehensive income at December 31, 2004 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2005. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next year. The Company transferred $844 deferred gain and $773 deferred loss to system and software revenues relating to foreign currency contracts hedging revenues for the years ended December 31, 2004 and 2003, respectively. The Company transferred $211 and $1,273 deferred gain to operating expenses relating to foreign currency contracts hedging commission and other expenses for the years ended December 31, 2004 and 2003, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net of $1,116, $480 and $1,020 and recorded expense in interest expense of $512, $669 and $551 for the years ended December 31, 2004, 2003 and 2002, respectively.

6. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2004	2003	2002
Domestic	$(10,203)	$(27,494)	$(18,985)
Foreign	39,147	28,623	368

Total	$28,944	$1,129	$(18,617)

The provision (benefit) for income taxes is as follows:

Year ended December 31,	2004	2003	2002
Current:
Federal	$5,349	$4,635	$(1,695)
State	1,402	(1,996)	(401)
Foreign	2,867	2,780	1,666

Total current	9,618	5,419	(430)

Deferred:
Federal and state	35,397	(14,153)	(1,828)
Foreign	4,479	1,930	(2,045)

Total deferred	39,876	(12,223)	(3,873)

Total	$49,494	$(6,804)	$(4,303)

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2004	2003	2002
Federal tax	$10,130	$395	$(6,516)
State tax, net of federal benefit	1,565	(2,666)	(2,398)
Foreign dividend, net of associated foreign tax credits	36,650	—	—
Impact of international operations	(8,787)	(8,300)	1,256
Write- off of in process research and development	2,303	10	2,219
Tax credits (excluding foreign tax credits)	(721)	—	(1,879)
Amortization of deferred tax charge on intercompany sale	3,060	3,060	6,783
Change in valuation allowance	3,429	—	—
Non-deductible meals and entertainment	509	457	401
Other, net	1,356	240	(4,169)

Provision (benefit) for income taxes	$49,494	$(6,804)	$(4,303)

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2004	2003	2002
Net changes in gross deferred tax assets and liabilities	$27,152	$(39,459)	$25,711
Deferred tax assets reducing/(increasing) goodwill	(3,289)	16,383	(7,361)
Deferred tax assets reducing/(increasing) equity		3,458	—
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	(4,518)	13,900	—
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	20,531	(6,505)	(22,223)

Total	$39,876	$(12,223)	$(3,873)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2004	2003
Deferred tax assets:
Depreciation of property, plant and equipment	$2,153	$1,330
Reserves and allowances	4,543	3,008
Accrued expenses not currently deductible	14,331	15,809
Net operating loss carryforwards	23,117	29,615
Tax credit carryforwards	21,663	35,414
Purchased technology and other intangible assets	8,360	10,724
Other, net	5,785	8,734

Total gross deferred tax assets	79,952	104,634
Less valuation allowance	(41,846)	(21,315)

Deferred tax assets	38,106	83,319

Deferred tax liabilities:
Intangible assets	(6,981)	(4,511)

Deferred tax liabilities	(6,981)	(4,511)

Net deferred tax assets	$31,125	$78,808

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Certain subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated to contributed capital and goodwill in the amounts of approximately $12,210 and $12,692, respectively.

The amount of the valuation allowance has been determined based on management’s estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable. During 2004, the Company determined it is uncertain whether the Company’s United States entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, the Company recorded valuation allowances against those deferred tax assets for which realization is uncertain. There is a full valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable United States income. The valuation allowance related to certain foreign deferred tax assets is based on historical losses in certain jurisdictions.

The provision for income taxes for 2004 includes tax expense of $36,650, net of associated foreign tax credits, provided on the declaration of a $120,000 dividend from a foreign subsidiary for which provisions of the American Jobs Creation Act of 2004 do not apply. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax return purposes, the Company incurred a federal cash tax liability of only approximately $2,200 for alternative minimum tax and a state cash tax liability of approximately $200 as a result of the dividend.

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

In 2003, the Company reduced the amount payable by its foreign subsidiary for the transfer of IKOS technology rights by approximately $45,000. This was due to declining emulation revenue primarily attributable to lower prices paid by customers as a result of intense competition and the weakened economy. As a result of the corresponding decrease in the projected taxable gain, the deferred tax charge recorded in 2002 for this transaction was reduced by $17,940. The decrease in projected income tax expense from this transaction resulted in the restoration of $13,900 of deferred tax assets that were not utilized under the revised transaction. The amortization of deferred tax charge for 2003 and 2004 was $3,060. The remaining balance of the deferred tax charge as of December 31, 2004 was $1,403.

As of December 31, 2004, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $31,430, foreign tax credits of $2,539, research and experimentation credit carryforwards of $11,762, alternative minimum tax credits of $3,711 and child care credits of $300. As of December 31, 2004, the Company, for state income tax purposes, has net operating loss carryforwards totaling $98,218 from multiple jurisdictions and research and experimentation and other miscellaneous credits of $3,351. As of December 31, 2004, the Company has net operating losses in multiple foreign jurisdictions of $15,161. If not used by the Company to reduce income taxes payable in future periods, net operating loss carryforwards will expire between 2006 through 2023, the foreign tax credits will expire in 2009 through 2014, research and experimentation credit carryforwards between 2009 through 2024 and child care credits between 2023 and 2024. The alternative minimum tax credits do not expire.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2004, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $140,854. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the foreign Repatriation within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 provides guidance for recording the potential impact of the repatriation provisions of the Act on an entity’s income tax expense and deferred tax liability. The Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based on the analysis to date, it is reasonably possible that the Company may repatriate some amount between zero to $140,854. Accordingly, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Act as the tax effects cannot be reasonably estimated. The Company expects to be in a position to finalize its assessment by the end of 2005.

The Company has reserves for taxes to address potential exposures involving the positions that could be challenged by taxing authorities, even though the Company believes that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

During 2004, the Company settled an examination with the Internal Revenue Service for its United States federal income tax returns for the years 2000 and 2001. The results of this exam have been reflected in the deferred tax asset balances and taxes payable balances as of December 31, 2004. There was no impact on tax expense because, as a result of audit findings, an additional assessment of tax liability for the audit period had been adequately provided for in previous periods. See “Factors that may affect future results and financial condition” below. In addition, the Company is currently under examination by the IRS for its 2002 and 2003 federal income tax returns. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the tax reserves are adequate to cover any potential liabilities that could result from the current examinations.

7. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net follows:

As of December 31,	2004	2003
Computer equipment and furniture	$174,843	$157,811
Buildings and building equipment	50,208	50,611
Land and improvements	13,138	14,178
Leasehold improvements	26,852	24,432

	265,041	247,032
Less accumulated depreciation and amortization	(173,817)	(155,682)

Property, plant and equipment, net	$91,224	$91,350

8. Short-Term Borrowings

On July 14, 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company’s credit facility prohibits the payment of dividends. The Company had no borrowings against the credit facility during 2004 and had no balance outstanding at December 31, 2004 and 2003.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $9,632 and $6,910 were outstanding under these facilities at December 31, 2004 and 2003, respectively.

9. Long-Term Notes Payable

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Debentures quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate for 2004 was 3.15%. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at December 31, 2004. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005. The Notes rank pari passu with the Debentures. In 2004, the Company purchased on the open market Notes with a principal balance of $1,000 for a total purchase price of $1,028. In connection with this purchase, the Company incurred before tax expenses for the early extinguishment of debt of $43. Expenses include the call premium on the Notes and the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $2,483 and $4,268 were outstanding under these agreements at December 31, 2004 and 2003, respectively.

10. Other Long-Term Liabilities

A summary of other long-term liabilities follows:

As of December 31,	2004	2003
Lease termination fees and other facilities related costs	$16,705	$20,919
Employment related accruals	1,966	1,470
Other	427	772

Total other long-term liabilities	$19,098	$23,161

11. Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

Year Ended December 31,	2004	2003	2002
Net income (loss)	$(20,550)	$7,933	$(14,314)

Weighted average shares used to calculate basic net income (loss) per share	72,381	67,680	65,766
Employee stock options and employee stock purchase plan	—	2,784	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	72,381	70,464	65,766

Basic net income (loss) per share	$(.28)	$.12	$(.22)

Diluted net income (loss) per share	$(.28)	$.11	$(.22)

Options and warrants to purchase 18,762, 8,583 and 16,947 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s Notes and Debentures for the years ended December 31, 2004, 2003 and 2002 was anti-dilutive. If the Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $10,794, $10,806 and $5,719 and additional incremental shares of 7,409, 7,412, and 4,320 for the years ended December 31, 2004, 2003 and 2002, respectively. If the Debentures had been dilutive, additional earnings of $3,305 and $1,263 and incremental shares of 4,700 and 1,906 would have been included in the calculation of net income per share for the years ended December 31, 2004 and 2003, respectively.

12. Incentive Stock

The Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On February 10, 1999, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock, payable to holders of record on March 5, 1999. As long as the Rights are attached to the Common Stock, the Company will issue one Right with each new share of Common Stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Incentive Stock at a purchase price of $95, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% of the Common Stock. If a person or group acquires 15% of the Common Stock, each Right will be adjusted to entitle its holder to receive, upon exercise, Common Stock (or, in certain circumstances, other assets of the Company) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on February 10, 2009 and may be redeemed by the Company for $0.01 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

In 2002, the Company assumed stock options of 1,078 and 1,088 granted to the former employees of IKOS and Innoveda, respectively. The options assumed were outside the Company’s plans but are administered as if issued under the plans. Assumed options have been adjusted to give effect to the conversion under the terms of the respective merger agreements. No additional stock options will be granted under the IKOS and Innoveda option plans.

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan (US ESPP) and reserved 1,400 shares for issuance. The shareholders have subsequently amended the US ESPP to reserve an additional 14,250 shares for issuance. In June 2002, the Board of Directors adopted the Foreign Subsidiary Employee Stock Purchase Plan, with substantially identical terms. A total of 1,900 shares have been reserved for issuance to foreign employees. The ESPPs provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. In September 2002, the Board of Directors authorized a special purchase date on September 30, 2002, and a special 27-month offering commencing on October 1, 2002 with purchases on January 1, 2003 and every six months thereafter. Employees purchased 2,829, 1,950 and 1,046 shares under the ESPPs in 2004, 2003 and 2002, respectively. At December 31, 2004, 4,902 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. In December 2004, the Board of Directors approved amendments to the ESPPs that increase the Company’s flexibility with respect to any termination of such plans.

SFAS No. 123 defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded compensation expense of $1,427, $2,047 and $1,049 in 2004, 2003 and 2002, respectively, for amortization of deferred compensation related to unvested stock options assumed through acquisitions. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during 2004, 2003, and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Stock Option Plans Year ended December 31	2004	2003	2002
Risk-free interest rate	3.5%	3.2%	3.8%
Dividend yield	0%	0%	0%
Expected life (in years)	4.4	4.3	4.1
Volatility	45%	45%	86%

Employee Stock Purchase Plans Year ended December 31,	2004	2003	2002
Risk-free interest rate	2.3%	1.4%	1.7%
Dividend yield	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25
Volatility	45%	45%	86%

The Company used expected volatility to estimate volatility for options granted during 2004 and 2003, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s Debentures, which is comparable to employee stock options. In 2002, the Company used historical volatility. Using the Black-Scholes methodology, the total fair value of options granted during 2004, 2003 and 2002 was $11,759, $19,158 and $25,717, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The total fair value of purchase rights under the ESPPs during 2004, 2003 and 2002 was $6,796, $4,955 and $3,606, respectively, which would be amortized on pro forma basis over the purchase period. The weighted average fair value of options granted during 2004, 2003 and 2002 was $5.08, $5.98 and $5.86 per share, respectively. The weighted average fair value of purchase rights under the ESPPs during 2004, 2003 and 2002 was $2.00, $1.87 and $2.47 per share, respectively. See Note 2, Summary of Significant Accounting Policies, for disclosure of the Company’s pro forma net income (loss) and net income (loss) per share information.

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.04 – 5.11	210	5.34	$2.88	169	$2.51
$5.22 –5.66	2,503	7.72	$5.64	1,217	$5.64
$5.67 –9.00	2,379	3.86	$8.05	2,252	$8.08
$9.13 – 11.74	3,313	7.37	$11.03	1,198	$10.01
$11.87 –14.70	1,536	5.19	$12.98	1,355	$12.85
$14.75 – 15.25	2,470	8.77	$15.24	730	$15.23
$15.29 – 17.27	1,060	6.93	$16.61	677	$16.67
$17.32 – 17.81	2,512	5.78	$17.81	2,495	$17.81
$17.82 – 18.69	210	7.46	$18.27	120	$18.35
$18.84 – 38.15	3,557	6.69	$20.33	2,707	$20.39

$0.04 – 38.15	19,750	6.63	$13.49	12,920	$13.86

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to earnings ratably over the vesting period. At December 31, 2004, 6,251 shares were available for future grant.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2001	14,442	$14.40

Granted	4,390	9.06
Assumed through acquisition	2,166	13.60
Exercised	(877)	9.07
Canceled	(1,889)	16.53

Balance at December 31, 2002	18,232	$13.05

Granted	3,201	14.86
Exercised	(1,449)	9.93
Canceled	(829)	15.08

Balance at December 31, 2003	19,155	$13.50

Granted	2,316	12.29
Exercised	(817)	7.87
Canceled	(904)	15.68

Balance at December 31, 2004	19,750	$13.49

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating United States employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. The Company’s matching contributions to the Savings Plan were $5,251, $4,809, and $4,252 in 2004, 2003 and 2002, respectively.

14. Stock Repurchases

The Board of Directors has authorized the Company to repurchase shares of its common stock in the open market. There were no repurchases in 2004. In 2003, the Company used a portion of the proceeds from the sale of the Debentures to repurchase 1,750 shares of common stock for an aggregate purchase price of $29,785. There were no repurchases in 2002. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

15. Common Stock Warrants

On February 22, 2002, as part of the purchase price for the acquisition of ATI, the Company issued warrants to purchase 50 shares of the Company’s common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of December 31, 2004.

16. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

As of December 31,	2004	2003
Foreign currency translation adjustment	$30,762	$25,922
Unrealized gain on derivatives	1,144	—
Minimum pension liability	(855)	(935)

Accumulated other comprehensive income	$31,051	$24,987

17. Commitments and Contingencies

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,
2005	$29,278
2006	23,088
2007	18,530
2008	16,689
2009	13,683
Thereafter	28,440

Total	$129,708

Rent expense under operating leases was $35,403, $28,554 and $27,353 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company entered into agreements to sublease portions of its facility sites. Under terms of these agreements future rental receipts of $876, $144 and $120 are expected in 2005, 2006 and 2007, respectively.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At December 31, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

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

18. Other Income, Net

Other income, net is comprised of the following:

Year ended December 31,	2004	2003	2002
Interest income	$8,159	$5,679	$6,653
Gain on sale of investments	1,403	2,390	2,438
Minority interest in earnings	(7)	(281)	(703)
Foreign exchange loss	(499)	(1,481)	(199)
Other, net	(668)	(847)	(1,284)

Other income, net	$8,388	$5,460	$6,905

19. Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2004	2003	2002
Cash paid for:
Interest	$16,513	$14,446	$7,558
Income taxes	$1,780	$5,777	$3,077
Stock, stock warrant and stock options issued for purchase of businesses	$49,576	$—	$14,479
Equipment acquired with capital leases	$176	$315	$774

20. Related Party Transactions

Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. During 2004, aggregate revenues of $16,132, which represented 2.2% of the Company’s total revenues, were recognized from these customers. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

21. Segment Reporting

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income. The corporate component of operating income represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

Year ended December 31,	2004	2003	2002
Revenues:
Americas	$306,911	$331,307	$305,542
Europe	199,417	188,657	157,679
Japan	131,107	100,737	81,757
Pacific Rim	73,521	54,967	51,201

Total	$710,956	$675,668	$596,179

Operating Income (Loss):
Americas	$172,775	$187,683	$167,137
Europe	106,618	101,998	85,291
Japan	89,116	61,185	46,599
Pacific Rim	54,947	39,597	34,918
Corporate	(384,281)	(377,570)	(347,771)

Total	$39,175	$12,893	$(13,826)

Depreciation and Amortization of Property, Plant and Equipment:
Americas	$16,076	$15,424	$14,422
Europe	4,959	5,155	5,297
Japan	1,294	1,080	1,008
Pacific Rim	2,089	1,487	699

Total	$24,418	$23,146	$21,426

Capital Expenditures:
Americas	$13,195	$14,652	$13,013
Europe	5,183	5,772	4,668
Japan	2,310	319	459
Pacific Rim	3,735	2,789	2,269

Total	$24,423	$23,532	$20,409

Identifiable Assets:
Americas	$701,973	$692,219	$548,927
Europe	200,454	170,755	191,276
Japan	79,193	50,802	43,165
Pacific Rim	40,287	26,912	21,480

Total	$1,021,907	$940,688	$804,848

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

Year ended December 31,	2004	2003	2002
Revenues:
Integrated circuit design	$498,236	$466,279	$414,794
Systems design	184,798	184,476	156,021
Professional services	27,922	24,913	25,364

Total	$710,956	$675,668	$596,179

22. Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31
2004

Total revenues	$164,405	$169,642	$161,960	$214,949
Gross margin	$137,282	$143,436	$136,353	$186,328
Operating income (loss)	$5,849	$7,308	$(4,774)	$30,792
Net income (loss)	$2,178	$(32,796)	$(5,746)	$15,814
Net income (loss) per share, basic	$0.03	$(0.47)	$(0.08)	$0.21
Net income (loss) per share, diluted	$0.03	$(0.47)	$(0.08)	$0.20

2003

Total revenues	$159,340	$157,468	$156,951	$201,909
Gross margin	$131,613	$129,660	$128,343	$169,355
Operating income (loss)	$8,057	$7,096	$(20,142)	$17,882
Net income (loss)	$3,599	$4,074	$(12,790)	$13,050
Net income (loss) per share, basic	$0.05	$0.06	$(0.19)	$0.19
Net income (loss) per share, diluted	$0.05	$0.06	$(0.19)	$0.18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mentor Graphics Corporation and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 15, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(1) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified a material weakness in the Company’s internal control over financial reporting related to the calculation of the Company’s income tax provision. The key internal controls over financial reporting related to the calculation of the Company’s income tax provision are (i) the development of the income tax accounting amounts using a detailed checklist for each step of the related calculations, and (ii) review and final approval of the resulting proposed entries by the Company’s tax director.

The aforementioned internal controls did not operate effectively as of December 31, 2004, and, accordingly, the Company’s income tax accounting calculations were found to be in error. Specifically, the Company recorded a valuation allowance on certain deferred tax assets and inappropriately reflected the related charge in the Company’s 2004 statement of operations. This error was corrected by properly reflecting the charge in stockholders’ equity.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management’s conclusion is that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

(2) Remediation Steps to Address Material Weakness

The Company has taken action to correct the material weakness in internal control over financial reporting by (i) adding review procedures to ensure completion of the steps identified by the detailed checklist prior completion of the income tax provision, (ii) providing personnel with access to additional training on SFAS No. 109, “Accounting for Income Taxes” and (iii) engaging an independent accounting firm to review its income tax accounting on a quarterly and annual basis, prior to the review or audit of the Company’s financial statements by the Company’s independent auditors.

(3) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the last quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(4) Evaluation of Disclosure Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(1)), that Mentor Graphics Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Internal controls over financial reporting related to the calculation of the Company’s income tax provision related to (i) the development of the income tax accounting amounts using a detailed checklist for each step of the related calculations, and (ii) review and final approval of the resulting proposed entries by the Company’s tax director, did not operate effectively as of December 31, 2004, and, accordingly, the Company’s income tax accounting calculations were found to be in error. Specifically, the Company recorded a valuation allowance on certain deferred tax assets and inappropriately reflected the related charge in the Company’s 2004 statement of operations. This error was corrected by properly reflecting the charge in stockholders’ equity.

In our opinion, management’s assessment that Mentor Graphics Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Mentor Graphics Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, OR

March 15, 2005

Item 9B. Other Information

Executive Variable Incentive Plan

On March 10, 2005, the Board of Directors approved the Company’s Executive Variable Incentive Plan (the “Plan”). The Plan is intended to serve as the vehicle through which the Company’s annual cash variable incentive programs for executive officers will operate. No change to the basic structure of those annual programs is anticipated as a result of adoption of the Plan. To make an award under the Plan for any year, the Compensation Committee shall establish or approve for each participant the performance goals for the year and the amount, or the formula for determining the amount, of cash bonus to be paid or accrued for the participant based on achievement of the performance goals for the year. The performance goals shall be one or more targeted levels of performance of the Company or any subsidiary, division or other unit of the Company with respect to one or more of the following objective measures: operating income, revenues, bookings, operating expenses or any of the foregoing before the effect of acquisitions, divestitures, accounting changes, and restructuring and special charges. Following the conclusion of any year, the Compensation Committee will certify the attainment of the performance goals and the resulting bonus calculations. On February 16, 2005, the Compensation Committee approved performance goals and bonus targets for executive officers for 2005 performance based on the objective measures set out above.

Part III

Item 10. Directors and Executive Officers of Registrant

The information required by this item concerning the Company’s Directors will be included under “Election of Directors” in the Company’s 2005 Proxy Statement and is incorporated herein by reference. The information concerning the Company’s Executive Officers is included herein on pages 8-9 under the caption “Executive Officers of Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under “Compensation of Directors” and “Information Regarding Executive Officer Compensation” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under “Election of Directors”, “Information Regarding Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under “Independent Auditors” in the Company’s 2005 Proxy Statement and is incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	66

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(a) 3 Exhibits

2.	A.	Agreement and Plan of Merger dated as of June 5, 2004, by and among the Company, Null Set Acquisition Corporation and 0-In Design Automation, Inc., and amendment thereto dated July 22, 2004. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2004.

3.	A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2004.

	B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 10-K).

4.	A.	Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.

	B.	Indenture dated June 3, 2002 between the Company and Wilmington Trust Company relating to 6 7/8% Convertible Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	C.	Resale Registration Rights Agreement dated June 3, 2002. Incorporated by reference to Exhibit 4.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	D.	Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate Convertible Subordinated Debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

	E.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

	F.	Credit Agreement dated as of July 14, 2003 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

	G.	First Amendment to Credit Agreement dated as of October 21, 2003 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.I to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.	*A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

	*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

	*E.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted to employees under the Company’s stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*F.	Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company’s stock option plans. Incorporated by reference to Exhibit 10.B to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*G.	Executive Variable Incentive Plan.

	*H.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company’s 1998 10-K.

	*I.	Form of Severance Agreement entered into between the Company and each of its executive officers.

21.	List of Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

MENTOR GRAPHICS CORPORATION

By	/s/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 16, 2005, in the capacities indicated.

1)	Principal Executive Officer: /s/ WALDEN C. RHINES Walden C. Rhines	Chief Executive Officer

(2)	Principal Financial Officer: /s/ GREGORY K. HINCKLEY Gregory K. Hinckley	President

(3)	Principal Accounting Officer: /s/ ANTHONY B. ADRIAN Anthony B. Adrian	Vice President, Corporate Controller

(4)	Directors: /s/ WALDEN C. RHINES Walden C. Rhines	Chairman of the Board

	/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director

	/s/ SIR PETER BONFIELD Sir Peter Bonfield	Director

	/s/ MARSHA B. CONGDON Marsha B. Congdon	Director

	/s/ JAMES R. FIEBIGER James R. Fiebiger	Director

	/s/ KEVIN C. MCDONOUGH Kevin C. McDonough	Director

	/s/ PATRICK B. McMANUS Patrick B. McManus	Director

	/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance	Additions	Acquisitions of businesses	Deductions	Ending Balance
Year ended December 31, 2002
Allowance for doubtful accounts[1]	$3,273	$725	$1,056	$1,202	$3,852
Accrued restructuring costs	$12,621	$6,699	$—	$8,250	$11,070

Year ended December 31, 2003
Allowance for doubtful accounts[1]	$3,852	$1,753	$—	$1,456	$4,149
Accrued restructuring costs	$11,070	$34,384	$—	$31,203	$14,251

Year ended December 31, 2004
Allowance for doubtful accounts[1]	$4,149	$1,488	$—	$365	$5,272
Accrued restructuring costs	$14,251	$8,455	$—	$10,374	$12,332

(1)	Deductions primarily represent accounts written off during the period