Form 10-Q
period 2005-03-31
MENTOR GRAPHICS CORP
filed 2005-05-10
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Number of shares of common stock, no par value, outstanding as of April 29, 2005: 78,133,675

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended March 31,	2005	2004
In thousands, except per share data
Revenues:
System and software	$91,560	$94,521
Service and support	72,774	69,884

Total revenues	164,334	164,405

Cost of revenues:
System and software	4,735	4,562
Service and support	19,908	20,095
Amortization of purchased technology	2,713	2,466

Total cost of revenues	27,356	27,123

Gross margin	136,978	137,282

Operating expenses:
Research and development	51,310	48,383
Marketing and selling	67,575	63,706
General and administration	18,708	18,562
Amortization of intangible assets	1,122	782
Special charges	1,313	—

Total operating expenses	140,028	131,433

Operating income (loss)	(3,050)	5,849
Other income, net	3,615	1,230
Interest expense	(5,031)	(4,455)

Income (loss) before income taxes	(4,466)	2,624
Provision for (benefit from) income taxes	(80)	446

Net income (loss)	$(4,386)	$2,178

Net income (loss) per share:
Basic	$(0.06)	$0.03

Diluted	$(0.06)	$0.03

Weighted average number of shares outstanding:
Basic	78,007	69,803

Diluted	78,007	72,763

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands	As of March 31, 2005	As of December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$73,363	$67,916
Short-term investments	35,313	26,371
Trade accounts receivable, net of allowance for doubtful accounts of $4,766 and $5,272, respectively	228,811	242,690
Inventory	4,319	5,168
Prepaid expenses and other	28,684	23,289
Deferred income taxes	10,125	10,298

Total current assets	380,615	375,732
Property, plant and equipment, net	82,723	91,224
Term receivables, long-term	126,393	139,146
Goodwill	333,566	333,806
Intangible assets, net	36,642	40,338
Deferred income taxes	21,083	20,827
Other assets	19,062	20,834

Total assets	$1,000,084	$1,021,907

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,889	$9,632
Accounts payable	17,583	18,037
Income taxes payable	31,676	35,299
Accrued payroll and related liabilities	51,847	81,709
Accrued liabilities	36,863	37,098
Deferred revenue	118,482	103,336

Total current liabilities	264,340	285,111
Notes payable	283,475	283,983
Other long-term liabilities	18,115	19,098

Total liabilities	565,930	588,192

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 78,130 and 76,430 issued and outstanding, respectively	372,445	363,455
Incentive stock, no par value, 1,200 shares authorized; none issued	—	—
Deferred compensation	(203)	(508)
Retained earnings	35,331	39,717
Accumulated other comprehensive income	26,581	31,051

Total stockholders’ equity	434,154	433,715

Total liabilities and stockholders’ equity	$1,000,084	$1,021,907

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31,	2005	2004
In thousands
Operating Cash Flows:
Net income (loss)	$(4,386)	$2,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,196	5,888
Amortization	5,124	4,439
Deferred income taxes	(82)	(284)
Changes in other long-term liabilities and minority interest	(691)	(1,273)
Gain on sale of property, plant and equipment	(957)	—
Changes in operating assets and liabilities:
Trade accounts receivable	10,068	13,463
Prepaid expenses and other	(5,326)	(4,154)
Term receivables, long-term	10,608	(12,211)
Accounts payable and accrued liabilities	(26,749)	(29,672)
Income taxes payable	(3,096)	367
Deferred revenue	16,892	29,772

Net cash provided by operating activities	7,601	8,513

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	18,421	2,991
Purchases of short-term investments	(27,363)	(6,964)
Purchases of property, plant and equipment	(7,264)	(4,820)
Proceeds from sale of property, plant and equipment	9,731	—
Purchases of intangible assets	—	(1,300)
Acquisitions of businesses and equity interests	(1,887)	(3,809)

Net cash used in investing activities	(8,362)	(13,902)

Financing Cash Flows:
Proceeds from issuance of common stock	8,990	8,277
Net increase (decrease) in short-term borrowings	(1,553)	2,576
Repayment of long-term notes payable	(436)	(499)

Net cash provided by financing activities	7,001	10,354

Effect of exchange rate changes on cash and cash equivalents	(793)	(79)

Net change in cash and cash equivalents	5,447	4,886
Cash and cash equivalents at beginning of period	67,916	68,333

Cash and cash equivalents at end of period	$73,363	$73,219

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General – The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Summary of Significant Accounting Policies –

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities and equipment, as described in Note 12.

Revenue Recognition

The Company derives system and software revenue from the sale of licenses of software products and emulation hardware systems. The Company derives service and support revenue from software and hardware maintenance services, multi-year term contracts (or term license installment agreements) and professional services, which include consulting services, training services and other services.

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from perpetual license arrangements is recognized upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Product revenue from term license installment agreements is recognized upon shipment and start of the license term, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The Company uses term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. In a term license agreement in which the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. Service and maintenance revenues are recognized over the service period.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three months ended March 31, 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” using the following assumptions:

Stock Option Plans

Three months ended March 31,	2005	2004
Risk-free interest rate	3.9%	3.0%
Dividend yield	0%	0%
Expected life (in years)	4.3	4.3
Volatility	45%	45%

Employee Stock Purchase Plans (ESPPs)

Three months ended March 31,	2005	2004
Risk-free interest rate	3.1%	1.7%
Dividend yield	0%	0%
Expected life (in years)	1.25	1.25
Volatility	45%	45%

The Company used expected volatility to estimate volatility for options granted during the three months ended March 31, 2005 and 2004, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s convertible subordinated debentures (see Note 5), which is comparable to employee stock options. Using the Black-Scholes methodology, weighted average fair value of options granted was $5.72 and $6.83 per share during the three months ended March 31, 2005 and 2004, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $2.81 and $2.79 during the three months ended March 31, 2005 and 2004, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $305 and $374 for the three months ended March 31, 2005 and 2004, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the

Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

Three months ended March 31,	2005	2004
Net income (loss), as reported	$(4,386)	$2,178
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(3,852)	(4,776)

Pro forma net loss	$(8,238)	$(2,598)

Basic net income (loss) per share – as reported	$(0.06)	$0.03
Basic net loss per share – pro forma	$(0.11)	$(0.04)
Diluted net income (loss) per share – as reported	$(0.06)	$0.03
Diluted net loss per share – pro forma	$(0.11)	$(0.04)

(3)	Net Income (Loss) Per Share – Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

Three months ended March 31,	2005	2004
Net Income (Loss)	$(4,386)	$2,178
Weighted average shares used to calculate basic net income (loss) per share	78,007	69,803
Employee stock options and employee stock purchase plan	—	2,960

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	78,007	72,763

Basic net income (loss) per share	$(0.06)	$0.03

Diluted net income (loss) per share	$(0.06)	$0.03

Options and warrants to purchase 19,502 and 7,294 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes (Notes) and convertible subordinated debentures (Debentures) for the three months ended March 31, 2005 and 2004 was anti-dilutive. If the Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $2,681 and $2,697 and additional incremental shares of 7,369 and 7,413 for the three months ended March 31, 2005 and 2004, respectively. If the Debentures had been dilutive, additional earnings of $1,083 and $686 and incremental shares of 4,700 would have been included in the calculation of net income (loss) per share for the three months ended March 31, 2005 and 2004, respectively.

(4)	Short-Term Borrowings – In July, 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings against the credit facility during the three months ended March 31, 2005 and had no balance outstanding at March 31, 2005 and December 31, 2004.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $7,889 and $9,632 were outstanding under these facilities at March 31, 2005 and December 31, 2004, respectively.

(5)	Long-Term Notes Payable – In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.19% for the three months ended March 31, 2005. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at March 31, 2005. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005. The Notes rank pari passu with the Debentures. In 2004, the Company purchased on the open market Notes with a principal balance of $1,000 for a total purchase price of $1,028. In connection with this purchase, the Company incurred before tax expenses for the early extinguishment of debt of $43. Expenses include the call premium on the Notes and the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $1,975 and $2,483 were outstanding under these agreements at March 31, 2005 and December 31, 2004, respectively.

(6)	Stock Repurchases – The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the three months ended March 31, 2005 and 2004. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Three months ended March 31,	2005	2004
Interest paid	$1,460	$1,081
Income tax paid (refunded), net	$3,518	$(1,356)

(8)	Comprehensive Income (Loss) – The following provides a summary of comprehensive income (loss):

Three months ended March 31,	2005	2004
Net income (loss)	$(4,386)	$2,178
Change in unrealized gain (loss) on derivative instruments	(906)	(815)
Change in accumulated translation adjustment	(3,564)	(342)

Comprehensive income (loss)	$(8,856)	$1,021

(9)	Special Charges – For the three months ended March 31, 2005, the Company recorded special charges of $1,313. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 24 employees during the three months ended March 31, 2005. The reduction impacted several employee groups. Employee severance costs of $1,191 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs will be expended during the first six months of 2005. There have been no significant modifications to the amount of these charges.

Other costs of $122 primarily include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999.

For the three months ended March 31, 2004, the Company recorded no special charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2005:

	Accrued Special Charges at December 31, 2004	2005 Charges	2005 Payments	Accrued Special Charges at March 31, 2005 (1)
Employee severance and related costs	3,038	1,191	(2,518)	1,711
Lease termination fees and other facility costs	8,007	—	(136)	7,871
Other costs	1,287	122	(21)	1,388

Total	$12,332	$1,313	$(2,675)	$10,970

(1)	Of the $10,970 total accrued special charges at March 31, 2005, $5,692 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $5,278 represents the short-term portion of accrued special charges.

(10)	Gain on Sale of Asset – In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 during the three months ended March 31, 2005.

(11)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility relating to these exposures, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro where the Company is in a short position. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $2,004 and $3,264 at March 31, 2005 and December 31, 2004, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Three months ended March 31,	2005	2004
Beginning balance	$1,144	$—
Changes in fair value of cash flow hedges	(735)	(932)
Net (gain) loss transferred to earnings	(171)	117

Net unrealized gain (loss)	$238	$(815)

The remaining balance in accumulated other comprehensive income at March 31, 2005 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2005 and 2006. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred deferred losses of $750 and $2 to system and software revenues relating to foreign currency contracts hedging revenues for the three months ended March 31, 2005 and 2004, respectively. The Company transferred a deferred gain of $921 and a deferred loss of $115 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the three months ended March 31, 2005 and 2004, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $415 and $138 for the three months ended March 31, 2005 and 2004, respectively. The Company recorded expense related to time value in interest expense of $201 and $114 for the three months ended March 31, 2005 and 2004, respectively.

(12)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer or a multiple of that amount. At March 31, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

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

(13)

Related Party Transactions - Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. During the three months ended March 31, 2005 and 2004, aggregate revenues of $4,166 and $3,652, which represented 2.5% and 2.2%, respectively, of the Company’s total revenues, were recognized from these customers. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

(14)	Segment Reporting – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income represents research and development, corporate marketing and selling, corporate general and administration and special charges. Reportable segment information is as follows:

Three months ended March 31,	2005	2004
Revenues
Americas	$71,087	$65,030
Europe	43,788	43,821
Japan	32,422	38,795
Pacific Rim	17,037	16,759

Total	$164,334	$164,405

Operating income (loss)
Americas	$38,824	$32,828
Europe	20,430	21,263
Japan	21,159	28,408
Pacific Rim	11,969	12,361
Corporate	(95,432)	(89,011)

Total	$(3,050)	$5,849

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

Three months ended March 31,	2005	2004
Revenues
Integrated circuit design	$113,304	$115,742
Systems design	43,468	41,936
Professional services	7,562	6,727

Total	$164,334	$164,405

(15)	Recent Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges. Additionally, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP No. 109-2 provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date for registrants to the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the Company is required to adopt FAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Business Environment

Business at the end of 2004 was exceptionally strong and broad based with system and software bookings and backlog up significantly in 2004 compared to the prior year. During the three months ended March 31, 2005, the Company experienced a decline in system and software bookings year over year for the first time since the first quarter of 2002.

Compared to historical trends, the Company experienced a smaller than average deal size and a lower number of new customers in the first quarter of 2005. The largest ten transactions for the quarter accounted for approximately 25% of total system and software bookings in contrast to a typical 40% to 50%. As there were low levels of renewals for expiring term deals with upfront revenue recognition, the Company’s outlook for the quarter had relied on backlog consumption and forecasted new business that typically materializes during a quarter. In contrast to past experience, this new business did not come in as forecasted during the three months ended March 31, 2005.

The Company experienced weakness and lack of demand in pure semiconductor accounts during the three months ended March 31, 2005. This was reflected in the bookings of the Company’s Calibre product line, which were down substantially year over year. Despite the decline in bookings in the first quarter, the Company is confident in the long-term health of this product line. The Company believes Calibre will experience year over year growth for 2005 as a result of high levels of product introductions and benchmarking activities, in addition to a large portfolio of expiring term deals with upfront revenue recognition available for renewal in the last six months of 2005. The Company believes the weakness Calibre experienced in first quarter of 2005 does not indicate a trend.

As a result of the decline in bookings, the Company consumed substantial backlog in the first quarter of 2005, meaning that systems and software revenue was higher than bookings. The Company views backlog as an important tool to mitigate forecast risk as it reduces dependency on any one customer transaction. While the Company typically consumes backlog in the first quarter, the level of consumption for the three months ended March 31, 2005 was higher than anticipated. The Company reduced revenue and earnings guidance for the second quarter and full year 2005, but anticipates a return to previously guided levels for the third and fourth quarter of 2005 based on the strength of renewal opportunities.

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

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on pages 17-18 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2004 marked the fourth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend was primarily the result of two factors. First, the Company’s customers are moving toward the term license model, which provides the customer with greater flexibility for product usage, including the option to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

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

During the three months ended March 31, 2005, the Company launched its next-generation constraint editor system (CES) into its Expedition™ Series and Board Station® RE PCB design flows. Providing a centralized constraint editor greatly simplifies the task of managing constraints that previously had to be entered into individual tools in the flow separately.

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

Q1 2005 Financial Performance

•	Total revenues were $164,334 for the three months ended March 31, 2005, which is flat from the comparable period of 2004, resulting from strength in IC Design to Silicon and New and Emerging Markets offset by weakness in Scalable Verification. Revenue strength in IC Design to Silicon was primarily attributable to the Calibre RET (Resolution Enhancement Technology) product line, while New and Emerging Markets strength came from the Company’s Design for Test product lines. Weakness in Scalable Verification was primarily concentrated in the ModelSim product line, driven largely by a very strong comparable period of 2004.

•	System and software revenues were $91,560 for the three months ended March 31, 2005, a 3% decrease from system and software revenues of $94,521 for the comparable period of 2004 primarily due to a decline in Scalable Verification revenues. Product revenue split by license model for the first quarter of 2005 was 49% term with upfront revenue recognition, 36% perpetual and 15% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to first quarter 2004 product revenue splits of 47% term with upfront revenue recognition, 39% perpetual and 14% term with ratable revenue recognition.

•	Service and support revenues were $72,774 for the three months ended March 31, 2005, a 4% increase over the comparable period of 2004 service and support revenues of $69,884, primarily due to the strengthening of certain foreign currencies and the growth in our installed base.

•	By geography, first quarter revenues year over year increased 9% in the Americas, were flat in Europe, decreased 16% in Japan and increased 2% in Pacific Rim in 2005. The Americas contributed the largest share of revenues at nearly 43% for the three months ended March 31, 2005, up from 40% for the three months ended March 31, 2004. Japan’s percentage of total revenues decreased to 20% for the three months ended March 31, 2005 as compared to 24% for the three months ended March 31, 2004. Percentage of total revenues for Europe and Pacific Rim were flat year over year at 27% and 10%, respectively.

•	Net loss for the first three months of 2005 was $4,386, compared to net income of $2,178 for the comparable period of 2004. The lower results were primarily due to increased operating expenses partially offset by an increase in other income, net. Other income, net increased for the three months ended March 31, 2005 due to a greater amount of interest income earned on term receivable balances than in the comparable period in 2004 and from a gain on the sale of a building in the first quarter of 2005.

•	Trade accounts receivable, net decreased to $228,811 at March 31, 2005, down 6% from $242,690 at the end of 2004. Average days sales outstanding increased to 125 days at March 31, 2005 from 102 days at the end of 2004.

•	Cash generated from operating activities was $7,601 for the three months ended March 31, 2005 compared to cash generated of $8,513 in the comparable period of 2004. At March 31, 2005, cash, cash equivalents and short-term investments were $108,676, up 15% from $94,287 at December 31, 2004.

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

System and software revenues – System and software revenues are derived from the sale of licenses of software products and emulation hardware systems.

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

Service and support revenues – Service and support revenues consist of revenues from software and hardware maintenance services, term license installment agreements and professional services, which include consulting services, training services and other services. The Company records service revenue as the services are provided to the customer. Support revenue is recognized over the support term. For multi-element arrangements that include support, support is allocated based on vendor specific objective evidence (VSOE) of the fair value of support. For term licenses, VSOE is established by the price charged when such support is offered as optional during the license term. For perpetual licenses, VSOE is established by the price charged when such support is sold separately.

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

The Company has also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained, of the abandoned office space and to write-off leasehold improvements on abandoned office space. The Company works with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine the best estimate of the net loss. The Company’s estimates of expected sublease income could change based on factors that affect the Company’s ability to sublease those facilities such as general economic conditions and the real estate market. If the real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments may be required, which would result in additional special charges in the period such determination was made. Likewise, if the real estate market strengthens and the Company is able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

Three months ended March 31,	2005	Change	2004
System and software revenues	$91,560	(3%)	$94,521
System and software gross margin percent	92%		93%
Service and support revenues	72,774	4%	69,884
Service and support gross margin percent	73%		71%

Total	$164,334		$164,405

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues for the three months ended March 31, 2005 totaled $91,560, representing a decrease of $2,961 or 3% from the comparable period of 2004. The decrease was primarily attributable to a decrease in Scalable Verification revenues concentrated in the ModelSim product line, driven largely by a very strong comparable period of 2004. The decrease in revenue was partially offset by (i) an increase in IC Design to Silicon revenues related to the Physical Verification and Analysis product lines through the consumption of backlog and (ii) a favorable impact of approximately 1% due to the strengthening of foreign currencies for the three months ended March 31, 2005.

System and software gross margins were 92% for the three months ended March 31, 2005, compared to 93% for the comparable period of 2004. System and software gross margins were lower for the three months ended March 31, 2005 compared to the comparable period of 2004 due to write-downs of emulation hardware systems inventory for the three months ended March 31, 2005 of $1,229 compared to $1,020 for the comparable period of 2004. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete.

Amortization of purchased technology to system and software cost of goods sold was $2,713 for the three months ended March 31, 2005, compared to $2,466 in the comparable period of 2004. The increase in amortization of purchased technology was primarily due to acquisitions during 2004. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from software and hardware maintenance services and professional services, which include consulting services, training services and other services. Service and support revenues for the three months ended March 31, 2005 totaled $72,774, representing an increase of $2,890 or 4% over the comparable period of 2004. The increase in service and support revenues for the three months ended March 31, 2005 was primarily attributable to the growth in the installed base and strengthening of foreign currencies.

Service and support gross margins for the three months ended March 31, 2005 were 73% compared to 71% for the comparable period of 2004. Service and support gross margins increased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to higher revenue and lower costs resulting from headcount reductions.

Geographic Revenues Information

Three months ended March 31,	2005	Change	2004
Americas	$71,087	9%	$65,030
Europe	43,788	0%	43,821
Japan	32,422	(16%)	38,795
Pacific Rim	17,037	2%	16,759

Total	$164,334		$164,405

Revenues in the Americas increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to higher software product sales. Revenues outside the Americas represented 57% of total revenues for the three months ended March 31, 2005, compared to 60% for the comparable period of 2004. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 2% for the three months ended March 31, 2005. Exclusive of currency effects, lower revenues for the three months ended March 31, 2005 compared to the comparable period of 2004 were primarily due to lower software product sales. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 4% for the three months ended March 31, 2005. Exclusive of currency effects, lower revenue for the three months ended March 31, 2005 compared to the comparable period of 2004 was primarily due to lower software product sales. Revenues in the Pacific Rim increased for the three months ended March 31, 2005 as compared to the comparable period of 2004 primarily as a result of higher support sales. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Three months ended March 31,	2005	Change	2004
Research and development	$51,310	6%	$48,383
Marketing and selling	$67,575	6%	$63,706
General and administration	$18,708	1%	$18,562
Amortization of intangible assets	$1,122	43%	$782
Special charges	$1,313	—	$—

Research and Development

R&D costs increased for the three months ended March 31, 2005 over the comparable periods of 2004 primarily due to increased headcount in the following areas: (i) IC Design to Silicon, (ii) the Embedded Systems product line, and (iii) Scalable Verification, due to an acquisition in the third quarter of 2004.

Marketing and Selling

Marketing and selling costs increased for the three months ended March 31, 2005 over the comparable period of 2004 primarily due to increased headcount and due to a weaker United States dollar that increased marketing and selling expenses by approximately 2% for the three months ended March 31, 2005.

General and Administration

General and administration costs were flat for the three months ended March 31, 2005 over the comparable period of 2004. A weaker United States dollar during 2005 increased general and administration expenses by approximately 2% offset by a decrease in variable compensation due to a decline in operating income for the three months ended March 31, 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased for the three months ended March 31, 2005 as compared to the comparable period of 2004 due to acquisitions during 2004.

Special Charges

For the three months ended March 31, 2005, the Company recorded special charges of $1,313. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 24 employees during the three months ended March 31, 2005. The reduction impacted several employee groups. Employee severance costs of $1,191 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter. The majority of these costs will be expended during the first six months of 2005. There have been no significant modifications to the amount of these charges.

Other costs of $122 primarily include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999.

For the three months ended March 31, 2004, the Company recorded no special charges.

Other Income, Net

Other income, net totaled $3,615 for the three months ended March 31, 2005, compared to $1,230 for the comparable period in 2004. Interest income was $2,763 for the three months ended March 31, 2005, compared to $1,632 for the comparable period of 2004. Interest income includes income related to the Company’s term license installment agreements of $1,982 and $1,258 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company recorded income relating to time value of foreign currency contracts of $415 for the three months ended March 31, 2005, compared to $138 for the comparable period in 2004. Other income, net was impacted by a foreign currency gain of $23 for the three months ended March 31, 2005, compared to a loss of $126 for the comparable period of 2004. In addition, other income, net was favorably impacted by a net gain on the sale of a building of $957 during the three months ended March 31, 2005.

Interest Expense

Interest expense was $5,031 for the three months ended March 31, 2005, compared to $4,455 for the comparable period in 2004. Interest expense is primarily attributable to the Company’s convertible subordinated notes and debentures issued in September 2002 and August 2003, respectively. The Company recorded interest expense relating to the time value of foreign currency contracts of $201 and $114 for the three months ended March 31, 2005 and 2004, respectively.

Provision for Income Taxes

The benefit from income taxes was $80 for the three months ended March 31, 2005 compared to the provision for income taxes of $446 for the comparable period of 2004. On a quarterly basis, the Company evaluates its provision for income taxes based on its projected results of operations for the full year and records an adjustment in the current quarter. The provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. The tax benefit for the three months ended March 31, 2005 was reduced by a tax expense of $765 for amortization of a deferred tax charge recorded in 2002; at March 31, 2005 only $638 of this deferred tax charge remained to be amortized in the next quarter. The benefit from income taxes for the three months ended March 31, 2005 otherwise differs from tax computed at the federal statutory income tax rate primarily due to the impact of the tax rate differential on earnings of foreign subsidiaries, partially offset by state taxes and taxes related to the sale of a building.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the foreign Repatriation within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 provides guidance for recording the potential impact of the repatriation provisions of the Act on an entity’s income tax expense and deferred tax liability. The Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, the Company has not adjusted its provision for income taxes or deferred tax liability to reflect the repatriation provisions of the Act as the tax effects cannot be reasonably estimated. The Company expects to be in a position to finalize its assessment by the end of 2005.

Under SFAS No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. A portion of the valuation allowance for deferred tax assets relates to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits would be applied directly to increase contributed capital. A portion of the valuation allowance for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. and 0-In Design Automation, Inc., for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The Company has settled its federal income tax obligation through 2001 and is currently under examination by the IRS for its 2002 and 2003 federal income tax returns. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes its tax reserves are adequate to cover potential liabilities that could result from current and future examinations.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-fourth of its expenses were generated outside of the United States for the first three months of 2005. For 2005 and 2004, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $27,198 at March 31, 2005 from $30,762 at December 31, 2004. This reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the United States dollar since year-end 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at March 31, 2005 were $108,676 compared to $94,287 at December 31, 2004. Cash provided by operating activities in the first three months of 2005 was $7,601 compared to $8,513 during the same period in 2004. The decrease in cash flows from operating activities was primarily due to (i) a loss before income taxes of $4,386 in the first quarter of 2005 compared to income before taxes of $2,624 in the same period in 2004, (ii) a smaller decrease in accounts receivable in the first quarter of 2005 than in 2004, and (iii) a smaller increase in first-quarter deferred revenue in 2005 compared to 2004. The decrease in cash flows from operating activities was partially offset by a decrease in term receivables, long-term in the first three months of 2005.

Cash provided by investing activities, excluding short-term investments, was $580 in the first three months of 2005, compared to cash used in investing activities of $9,929 during the same period in 2004. Cash provided by investing activities in the first three months of 2005 was due to net proceeds of $9,731 from the sale of a property, partially offset by capital expenditures of $7,264 and cash paid related to prior year acquisitions of $1,887, while the same period in 2004 included capital expenditures of $4,820, cash paid for acquisitions of $3,809, and purchases of intangible assets of $1,300.

Cash provided by financing activities was $7,001 and $10,354 in the first three months of 2005 and 2004, respectively. The decrease of $3,353 in the first three months of 2005 was primarily the result of a reduction in short-term borrowings of $1,553 compared to proceeds from short-term borrowings of $2,576 in the same period in 2004. Financing cash flows were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $8,990 and $8,277 during the three months ended March 31, 2005 and 2004, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $228,811 at March 31, 2005 from $242,690 at December 31, 2004. Excluding the current portion of term receivables of $133,828 and $125,832, average days sales outstanding were 52 days and 49 days at March 31, 2005 and December 31, 2004, respectively. Average days sales outstanding in total accounts receivable increased from 102 days at December 31, 2004 to 125 days at March 31, 2005. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended March 31, 2005 as compared to the three months ended December 31, 2004 and the effect of annual support renewals in the first quarter of 2005. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other increased from $23,289 at December 31, 2004 to $28,684 at March 31, 2005, due primarily to prepayments for benefits, sales commissions and renewals of maintenance contracts.

Term Receivables, Long-Term

Term receivables, long-term decreased to $126,393 at March 31, 2005 compared to $139,146 at December 31, 2004. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease was due to a decrease in term license revenue for the three months ended March 31, 2005 in addition to the run-off of term agreements originating in prior periods.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased from $81,709 at December 31, 2004 to $51,847 at March 31, 2005. The decrease was primarily due to payments of the 2004 annual and fourth quarter incentive compensation, in addition to a decrease in accrued sales commissions as a result of a decrease in commissionable revenue for the three months ended March 31, 2005.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased from $91,224 at December 31, 2004 to $82,723 at March 31, 2005. The decrease was primarily due to the sale of a building the Company was no longer utilizing. The carrying value of the building and related assets, net of accumulated depreciation, at the sale date was $8,774. This decrease was partially offset by the net effect of normal quarterly capital purchases and the depreciation of property, plant and equipment.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software maintenance services. Deferred revenue increased to $118,482 at March 31, 2005 from $103,336 at December 31, 2004. The increase was primarily due to annual support contract renewals.

Capital Resources

Expenditures for property and equipment increased to $7,264 for the first three months of 2005 compared to $4,820 for the same period in 2004. Expenditures for property and equipment in the first three months of 2005 and 2004 did not include any individually significant projects. In the first three months of 2005, the Company paid $1,887 related to holdbacks and transaction costs on prior year acquisitions. In the first three months of 2004, the Company acquired (i) Project Technology Inc. and (ii) a minority equity interest in M2000, a French company, which together resulted in total net cash payments of $3,009. Additionally, the Company paid $800 related to a holdback on a prior year acquisition.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.19% and 2.80% for the three months ended March 31, 2005 and 2004, respectively. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at March 31, 2005. Some or all of the Notes may be redeemed by the Company for cash on or after June 20, 2005. The Notes rank pari passu with the Debentures.

In July 2003, the Company renewed its syndicated, senior, unsecured credit facility that allows the Company to borrow up to $100,000. This facility is a three-year revolving credit facility, which terminates on July 14, 2006. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings against the credit facility during the three months ended March 31, 2005 and had no balance outstanding at March 31, 2005 or December 31, 2004.

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

Outlook for 2005

Revenues for the second quarter are expected to be $155,000. Earnings per share is expected to be a loss of between $0.14 and $0.04 per share. Revenues for the third and fourth quarter of 2005 are expected to be $180,000 and $226,000, respectively, while earnings per share for the same periods is expected to be $0.06 and $0.49, respectively. Revenues for the year ended December 31, 2005 are expected to be $725,000 and earnings per share is expected to be between $0.36 and $0.46.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The forward-looking statements contained under “Outlook for 2005” above and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, the Company may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements above under “Outlook for 2005”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. The Company disclaims any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by the Company’s forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely impact the Company.

United States and international economies can experience economic downturns, which may have a material adverse affect on the Company’s results of operations. Weakness in these economies may materially adversely impact the timing and receipt of orders for the Company’s products and the Company’s results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services. In addition, mergers and company restructurings in the worldwide electronics industry may materially adversely impact demand for the Company’s products and services resulting in decreased or delayed capital spending patterns.

The Company is subject to the cyclical nature of the integrated circuit and electronics systems industries and any future downturns may materially adversely impact the Company.

Purchases of the Company’s products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies and/or a decline in general economic conditions. These downturns cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During such downturns, the number of new design projects generally decreases, which can materially adversely impact demand for the Company’s products and services.

Fluctuations in quarterly results of operations due to seasonality, the timing of significant orders and the mix of licenses used to sell the Company’s products could materially adversely impact the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including customer demand, the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company experiences some seasonality in demand for its products, due to its customers’ purchasing cycles, with revenues in the fourth quarter generally being the highest. The Company receives a majority of its software product revenues from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenues come from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders, particularly large orders, the Company’s revenues for that quarter could be materially adversely impacted. In such an event, the Company could fail to meet investors’ expectations, which could have a material adverse impact on the Company’s stock price.

The Company uses fixed-term license agreements as a standard business practice. These multi-year, multi-element term license agreements are typically three years in length, with customers the Company believes are credit-worthy, and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If the Company is unable to collect under any of these multi-million dollar agreements, the Company’s results of operations could be materially adversely impacted. The Company uses these fixed-term license agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on the Company’s results.

The Company’s revenues are also affected by the mix of licenses entered into where the Company recognizes software product revenues as payments become due and payable or ratably over the license term as compared to revenues recognized at the beginning of the license term. The Company recognizes revenues ratably over the license term when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition would result in increased deferral of software product revenues to future periods and would decrease current revenues, possibly resulting in the Company not meeting near-term revenue expectations.

The gross margin on the Company’s software products is greater than that for the Company’s hardware products, software support and professional services. Therefore, the Company’s gross margin may vary as a result of the mix of products and services sold. Additionally, the gross margin on software products varies year to year depending on the amount of royalties due to third parties for the mix of products sold. The Company also has a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relativity large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, the Company’s gross margins and operating results would be materially adversely impacted.

Accounting Rules Governing Revenue Recognition May Change.

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenues at the beginning of the license period. If this trend continues, new and revised standards and interpretations could materially adversely impact the Company’s ability to meet revenue expectations.

Forecasting the Company's tax rates is complex and subject to uncertainty.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123 and supercedes APB Opinion No. 25, relating to the accounting for equity-based compensation. This statement requires the Company to record a charge to compensation expense for stock option grants. The Company currently accounts for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation if the option exercise price is not less than the fair market value of the common stock at the grant date. Starting in January 2006, the FASB’s statement will require that stock-based awards be accounted for using a fair-value based method, which would require the Company to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material adverse impact on the Company’s net income.

The Company’s business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have a material adverse impact on the Company.

Because the Company’s common stock is publicly traded on the NASDAQ Stock Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations have required the Company to include a management assessment of the Company’s internal controls over financial reporting and auditor attestation of that assessment in its annual reports. This effort has required, and continues to require, the commitment of significant financial and managerial resources. A failure to complete a favorable assessment and obtain an auditors' attestation could have a material adverse impact on the Company.

The outcome of Internal Revenue Service and other tax authorities examinations could have a material adverse affect on the Company.

The Internal Revenue Service and other tax authorities regularly examine the Company’s income tax returns. Significant judgment is required in determining the provision for income taxes. In determining the adequacy of income taxes, the Company assesses the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, the Company may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

There are limitations on the effectiveness of controls.

The Company does not expect that its disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Failure of the Company’s control systems to prevent error or fraud could materially adversely impact the Company.

The lengthy sales cycle for the Company’s products and services and delay in customer consummation of projects, make the timing of the Company’s revenues difficult to predict.

The Company has a lengthy sales cycle that generally extends between three and six months. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with the Company’s products and services. Consequently, the Company may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent the Company from pursuing other opportunities. In addition, sales of the Company’s products and services may be delayed if customers delay approval or commencement of projects due to customers’ budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes.

Any loss of the Company’s leadership position in certain segments of the EDA market could have a material adverse affect on the Company.

The industry in which the Company competes is characterized by very strong leadership positions in specific segments of the EDA market. For example, one company may enjoy a large percentage of sales in the physical verification segment of the market while another will have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of the Company’s profitability arises from niche areas in which it is the strong leader. Conversely, it is difficult for the Company to achieve significant profits in niche areas where other companies are the leaders. If for any reason the Company loses its leadership position in a niche, the Company could be materially adversely impacted.

Intense competition in the EDA industry could materially adversely impact the Company.

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

The Company currently competes primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. The Company competes with numerous smaller companies, a number of which have combined with other EDA companies. The Company also competes with manufacturers of electronic devices that have developed, or have the capability to develop, their own EDA products internally.

The Company may acquire other companies and may not successfully integrate them.

The industry in which the Company competes has seen significant consolidation in recent years. During this period, the Company has acquired numerous businesses, is frequently in discussions with potential acquisition candidates and may acquire other businesses in the future. While the Company expects to carefully analyze all potential transactions before committing to them, the Company cannot assure that any transaction that is completed will result in long-term benefits to the Company or its shareholders or that the Company’s management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after the Company acquires another business, it could materially adversely impact the Company:

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when integrating the acquired business;

•	the discovery after the acquisition has been completed of previously unknown liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	adverse impacts on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which the Company has limited experience.

Acquired businesses may not perform as projected, which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair the Company’s ability to forecast, meet revenues and earnings targets and manage effectively the Company’s business for long-term growth. The Company cannot assure that it can effectively meet these challenges.

Risks of international operations and the effects of foreign currency fluctuations can materially adversely impact the Company’s business and operating results.

The Company realizes more than half of the Company’s revenues from customers outside the United States and approximately one-third of the Company’s expenses are generated outside of the United States. Significant changes in exchange rates can have an adverse impact on the Company. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion above. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

The delay in production of components or the ordering of excess components for the Company’s emulation hardware products could materially adversely impact the Company.

The success of the Company’s emulation division depends on the Company’s ability to procure hardware components on a timely basis from a limited number of suppliers, assemble and ship systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for hardware. The Company’s inability to be successful in any of the foregoing could materially adversely impact the Company.

The Company commits to purchase component parts from suppliers based on sales forecasts of the Company’s emulation products. If the Company cannot change or be released from these non-cancelable purchase commitments, or if orders for the Company’s products do not materialize as anticipated, the Company could incur significant costs related to the purchase of excess components which could become obsolete before the Company can use them. Additionally, a delay in production of the components could materially adversely impact the Company’s operating results.

The Company’s failure to adequately protect the Company’s proprietary rights or to obtain software or other intellectual property licenses could materially adversely impact the Company.

The Company’s success depends, in large part, upon the Company’s proprietary technology. The Company generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect the Company’s proprietary rights in technology and products. Despite precautions the Company may take to protect the Company’s intellectual property, the Company cannot assure that third parties will not try to challenge, invalidate or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. Many of these entities have substantially larger patent portfolios than the Company. As a result, the Company may on occasion be forced to engage in costly patent litigation to protect the Company's rights or defend its customers' rights. The Company may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force the Company to stop selling or redesign one or more products. The Company cannot assure that the rights granted under the Company’s patents will provide it with any competitive advantage, that patents will be issued on any of the Company’s pending applications or that future patents will be sufficiently broad to protect the Company’s technology. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent as United States law protects these rights in the United States.

Some of the Company’s products include software or other intellectual property licensed from third parties, and the Company may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. The Company’s failure to obtain software or other intellectual property licenses or rights on favorable terms could materially adversely impact the Company.

Future litigation may materially adversely impact the Company.

Any future litigation may result in injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely impact the Company.

Errors or defects in the Company’s products and services could expose the Company to liability and harm the Company’s reputation.

The Company’s customers use the Company’s products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which the Company works, some of the Company’s products and designs can be adequately tested only when put to full use in the marketplace. As a result, the Company’s customers or their end users may discover errors or defects in the Company’s software or the systems the Company designs, or the products or systems incorporating the Company’s designs and intellectual property may not operate as expected. Errors or defects could result in:

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

Regulations adopted by the NASDAQ Stock Market require stockholder approval for new stock option plans and significant amendments to existing plans, including increasing the number of options available for grant. These regulations could make it more difficult for the Company to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, the Company may incur increased compensation costs or find it difficult to attract and retain employees, which could materially adversely impact the Company.

Terrorist attacks and other acts of violence or war may materially adversely impact the markets on which the Company’s securities trade, the markets in which the Company operates, the Company’s operations and the Company’s profitability.

Terrorist attacks may negatively affect the Company’s operations and investment in the Company’s business. These attacks or armed conflicts may directly impact the Company’s physical facilities or those of the Company’s suppliers or customers. Furthermore, these attacks may make travel more difficult and expensive and ultimately affect the Company’s revenues.

Any armed conflict entered into by the United States could have an adverse impact on the Company’s revenues and the Company’s ability to deliver products to the Company’s customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact the Company’s business. The Company currently has operations in Pakistan, Egypt and Israel, countries that may be particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse impact on the Company.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may result in volatility of the market price for the Company’s common stock.

The Company’s articles of incorporation, Oregon law and the Company’s shareholder rights plan may have anti-takeover effects.

The Company’s board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over the Company. These provisions may have the effect of lengthening the time required for a person to acquire control of the Company through a proxy contest or the election of a majority of the board of directors. In February 1999, the Company adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of the Company in a transaction not approved by the Company’s board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act and the Company’s shareholder rights plan may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company’s common stock at a premium over the market price of the Company’s common stock and may materially adversely impact the market price of, and the voting and other rights of the holders of, the Company’s common stock.

The Company’s debt obligations expose the Company to risks that could materially adversely impact the Company’s business, operating results and financial condition, and could prevent the Company from fulfilling its obligations under such indebtedness.

The Company has a substantial level of indebtedness. As of March 31, 2005, the Company had $291.4 million of outstanding indebtedness, which includes $171.5 million of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $110.0 million of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023. This level of indebtedness among other things, could:

•	make it difficult for the Company to satisfy its payment obligations on its debt;

•	make it difficult for the Company to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit the Company’s flexibility in planning for or reacting to changes in its business;

•	reduce funds available for use in the Company’s operations;

•	make the Company more vulnerable in the event of a downturn in its business;

•	make the Company more vulnerable in the event of an increase in interest rates if the Company must incur new debt to satisfy its obligations under the Notes and Debentures; or

•	place the Company at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If the Company experiences a decline in revenues due to any of the factors described in this section entitled “Factors That May Affect Future Results and Financial Condition”, it could have difficulty paying amounts due on its indebtedness. Any default under the Company’s indebtedness could have a material adverse impact on its business, operating results and financial condition.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2005. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$32,405	2.67%
Short-term investments – fixed rate	35,188	2.92%

Total fixed rate interest bearing instruments	$67,593	2.80%

The Company had convertible subordinated notes of $171,500 outstanding with a fixed interest rate of 6 7/8% at March 31, 2005. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at March 31, 2005. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At March 31, 2005, the Company had a three-year revolving credit facility, which terminates on July 14, 2006, which allows the Company to borrow up to $100,000. Under this facility, the Company has the option to pay interest based on LIBOR plus a spread of between 1.25% and 2.00% or prime plus a spread of between 0% and 0.75%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.35% and 0.50% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at March 31, 2005.

The Company had other long-term notes payable of $7,889 and short-term borrowings of $1,975 outstanding at March 31, 2005 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $99.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of March 31, 2005, the Company had options outstanding to sell Japanese yen with contract values totaling $42,210 at a weighted average contract rate of 106.61 and had options outstanding to buy the Euro with contract values totaling $32,600 at a weighted average contract rate of 1.34.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of March 31, 2005 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in 2005.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$74,045	1.32	USD
Japanese yen	57,152	104.18	JPY
British pound sterling	20,096	1.92	USD
Indian rupee	6,044	43.71	INR
Canadian dollar	5,716	1.20	CAD
Taiwan dollar	3,748	31.00	TWD
Other	6,674	—

Total	$173,475

Item 4.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

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

(2) Changes in Internal Controls Over Financial Reporting

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

As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, a material weakness was identified in the Company’s internal control over financial reporting related to the calculation of the Company’s income tax provision. During the quarter ended March 31, 2005, the Company has taken action to correct the material weakness in internal control over financial reporting by (i) adding review procedures to ensure completion of the steps identified by the Company’s detailed income tax calculation checklist prior completion of the income tax provision, (ii) providing personnel with access to additional training on SFAS No. 109, “Accounting for Income Taxes” and (iii) engaging an independent accounting firm to review its income tax accounting on a quarterly and annual basis, prior to the review or audit of the Company’s financial statements by the Company’s independent auditors.

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	MENTOR GRAPHICS CORPORATION (Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley
President