Form 10-Q
period 2005-06-30
MENTOR GRAPHICS CORP
filed 2005-08-09
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Number of shares of common stock, no par value, outstanding as of August 1, 2005: 79,131,510

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended June 30,	2005	2004
In thousands, except per share data
Revenues:
System and software	$81,375	$98,091
Service and support	73,461	71,551

Total revenues	154,836	169,642

Cost of revenues:
System and software	4,828	4,623
Service and support	20,339	19,079
Amortization of purchased technology	2,700	2,504

Total cost of revenues	27,867	26,206

Gross margin	126,969	143,436

Operating expenses:
Research and development	56,193	48,322
Marketing and selling	65,324	64,045
General and administration	18,752	18,748
Amortization of intangible assets	972	790
Special charges	1,264	3,863
Merger and acquisition related charges	750	360

Total operating expenses	143,255	136,128

Operating income (loss)	(16,286)	7,308
Other income, net	2,842	1,990
Interest expense	(5,638)	(4,571)

Income (loss) before income taxes	(19,082)	4,727
Provision for (benefit from) income taxes	(12,239)	37,523

Net loss	$(6,843)	$(32,796)

Net loss per share:
Basic	$(0.09)	$(0.47)

Diluted	$(0.09)	$(0.47)

Weighted average number of shares outstanding:
Basic	78,165	70,090

Diluted	78,165	70,090

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six months ended June 30,	2005	2004
In thousands, except per share data
Revenues:
System and software	$172,935	$192,612
Service and support	146,235	141,435

Total revenues	319,170	334,047

Cost of revenues:
System and software	9,563	9,185
Service and support	40,247	39,174
Amortization of purchased technology	5,413	4,970

Total cost of revenues	55,223	53,329

Gross margin	263,947	280,718

Operating expenses:
Research and development	107,503	96,705
Marketing and selling	132,899	127,751
General and administration	37,460	37,310
Amortization of intangible assets	2,094	1,572
Special charges	2,577	3,863
Merger and acquisition related charges	750	360

Total operating expenses	283,283	267,561

Operating income (loss)	(19,336)	13,157
Other income, net	6,457	3,220
Interest expense	(10,669)	(9,026)

Income (loss) before income taxes	(23,548)	7,351
Provision for (benefit from) income taxes	(12,319)	37,969

Net loss	$(11,229)	$(30,618)

Net loss per share:
Basic	$(0.14)	$(0.44)

Diluted	$(0.14)	$(0.44)

Weighted average number of shares outstanding:
Basic	78,086	69,946

Diluted	78,086	69,946

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2005	As of December 31, 2004
In thousands
Assets
Current assets:
Cash and cash equivalents	$65,804	$67,916
Short-term investments	21,415	26,371
Trade accounts receivable, net of allowance for doubtful accounts of $4,192 and $5,272, respectively	224,809	242,690
Inventory	2,208	5,168
Prepaid expenses and other	28,123	23,289
Deferred income taxes	9,480	10,298

Total current assets	351,839	375,732
Property, plant and equipment, net	81,262	91,224
Term receivables, long-term	117,429	139,146
Goodwill	345,077	333,806
Intangible assets, net	41,568	40,338
Deferred income taxes	21,024	20,827
Other assets	18,306	20,834

Total assets	$976,505	$1,021,907

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,460	$9,632
Accounts payable	14,669	18,037
Income taxes payable	18,956	35,299
Accrued payroll and related liabilities	58,878	81,709
Accrued liabilities	33,052	37,098
Deferred revenue	119,667	103,336

Total current liabilities	252,682	285,111
Notes payable	283,012	283,983
Other long-term liabilities	17,150	19,098

Total liabilities	552,844	588,192

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 78,204 and 76,430 issued and outstanding, respectively	373,153	363,455
Incentive stock, no par value, 1,200 shares authorized; none issued	—	—
Deferred compensation	—	(508)
Retained earnings	28,488	39,717
Accumulated other comprehensive income	22,020	31,051

Total stockholders’ equity	423,661	433,715

Total liabilities and stockholders’ equity	$976,505	$1,021,907

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30,	2005	2004
In thousands
Operating Cash Flows:
Net loss	$(11,229)	$(30,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	12,016	11,785
Amortization	10,069	9,028
Deferred income taxes	104	33,662
Changes in other long-term liabilities and minority interest	(1,364)	(1,855)
Write-down of assets	750	1,118
Gain on sale of property, plant and equipment	(957)	—
Changes in operating assets and liabilities:
Trade accounts receivable	11,190	(3,123)
Prepaid expenses and other	(2,902)	(2,806)
Term receivables, long-term	17,456	(9,118)
Accounts payable and accrued liabilities	(24,872)	(24,529)
Income taxes payable	(15,882)	2,537
Deferred revenue	20,041	29,713

Net cash provided by operating activities	14,420	15,794

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	37,281	9,954
Purchases of short-term investments	(32,325)	(15,788)
Purchases of property, plant and equipment	(12,577)	(8,946)
Proceeds from sale of property, plant and equipment	9,731	—
Purchases of intangible assets	—	(2,704)
Acquisitions of businesses and equity interests	(22,125)	(5,745)

Net cash used in investing activities	(20,015)	(23,229)

Financing Cash Flows:
Proceeds from issuance of common stock	9,698	11,015
Net increase (decrease) in short-term borrowings	(1,842)	4,069
Debt issuance costs	(822)	—
Repayment of long-term notes payable	(860)	(1,000)

Net cash provided by financing activities	6,174	14,084

Effect of exchange rate changes on cash and cash equivalents	(2,691)	(53)

Net change in cash and cash equivalents	(2,112)	6,596
Cash and cash equivalents at beginning of period	67,916	68,333

Cash and cash equivalents at end of period	$65,804	$74,929

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, revenue is recognized upon acceptance. A limited warranty is provided on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. Service and maintenance revenues are recognized over the service period.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three and six months ended June 30, 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Option Plans	2005	2004	2005	2004
Risk-free interest rate	3.9%	3.7%	3.9%	3.4%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.4	4.4	4.4	4.4
Volatility	45%	45%	45%	45%

	Three months ended June 30,		Six months ended June 30,
Employee Stock Purchase Plans (ESPPs)	2005	2004	2005	2004
Risk-free interest rate	3.3%	1.8%	3.3%	1.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	45%	45%	45%

The Company used expected volatility to estimate volatility for options granted during the three and six months ended June 30, 2005 and 2004, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s convertible subordinated debentures (see Note 5), which is comparable to employee stock options. Using the Black-Scholes methodology, weighted average fair value of options granted was $4.23 and $6.95 per share during the three months ended June 30, 2005 and 2004, respectively, and $4.64 and $6.91 for the six months ended June 30, 2005 and 2004, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $2.44 and $1.86 during the three months ended June 30, 2005 and 2004, respectively, and $2.44 and $1.86 for the six months ended June 30, 2005 and 2004, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $203 and $374 for the three months ended June 30, 2005 and 2004, respectively, and $508 and $748 for the six months ended June 30, 2005 and 2004, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,843)	$(32,796)	$(11,229)	$(30,618)
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss, net of related tax benefit	(4,298)	(4,609)	(8,150)	(9,384)

Pro forma net loss	$(11,141)	$(37,405)	$(19,379)	$(40,002)

Basic net loss per share – as reported	$(.09)	$(.47)	$(.14)	$(.44)
Basic net loss per share – pro forma	$(.14)	$(.53)	$(.25)	$(.57)
Diluted net loss per share – as reported	$(.09)	$(.47)	$(.14)	$(.44)
Diluted net loss per share – pro forma	$(.14)	$(.53)	$(.25)	$(.57)

(3)	Net Loss Per Share – Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(6,843)	$(32,796)	$(11,229)	$(30,618)

Weighted average shares used to calculate basic net loss per share	78,165	70,090	78,086	69,946
Employee stock options and employee stock purchase plan	—	—	—	—

Weighted average common and potential common shares used to calculate diluted net loss per share	78,165	70,090	78,086	69,946

Basic net loss per share	$(.09)	$(.47)	$(.14)	$(.44)

Diluted net loss per share	$(.09)	$(.47)	$(.14)	$(.44)

Options and warrants to purchase 19,165 and 11,494 shares of common stock for the three months ended June 30, 2005 and 2004, respectively, and 19,333 and 11,373 for the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes (Notes) and convertible subordinated debentures (Debentures) for the three and six months ended June 30, 2005 and 2004 was anti-dilutive. If the Notes had been dilutive, the Company’s net loss per share would have included additional earnings, primarily from the reduction of interest expense, of $2,681 and $2,648 for the three months ended June 30, 2005 and 2004, respectively, and $5,363 and $5,296 for the six months ended June 30, 2005 and 2004, respectively, and additional incremental shares of 7,369 and 7,413 for the three and six months ended June 30, 2005 and 2004, respectively. If the Debentures had been dilutive, additional earnings of $1,181 and $759 for the three months ended June 30, 2005 and 2004, respectively, and $2,264 and $1,437 for the six months ended June 30, 2005 and 2004, respectively, and incremental shares of 4,700 for all periods would have been included in the calculation of net loss per share.

(4)	Short-Term Borrowings – In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. In connection with entering into the new facility during the second quarter of 2005, the Company (i) capitalized $822 of upfront fees and related debt costs which will be amortized until maturity in 2009, and (ii) wrote-off $400 of unamortized bank fees and other costs related to the former revolving credit facility. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no credit facility borrowings during the second quarter of 2005 and had no balance outstanding at June 30, 2005 or December 31, 2004.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $7,460 and $9,632 were outstanding under these facilities at June 30, 2005 and December 31, 2004, respectively.

(5)	Long-Term Notes Payable – In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.44% for the six months ended June 30, 2005. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at June 30, 2005. Some or all of the Notes may be redeemed by the Company for cash. The Notes rank pari passu with the Debentures. In 2004, the Company purchased on the open market Notes with a principal balance of $1,000 for a total purchase price of $1,028. In connection with this purchase, the Company incurred before tax expenses for the early extinguishment of debt of $43. Expenses include the call premium on the Notes and the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $1,522 and $2,483 were outstanding under these agreements at June 30, 2005 and December 31, 2004, respectively.

(6)	Stock Repurchases – The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the six months ended June 30, 2005 and 2004. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Six months ended June 30,	2005	2004
Interest paid	$9,064	$8,106
Income tax paid (refunds received), net	$2,172	$(95)

(8)	Comprehensive Loss – The following provides a summary of comprehensive loss:

Six months ended June 30,	2005	2004
Net loss	$(11,229)	$(30,618)
Change in unrealized gain (loss) on derivative instruments	(1,284)	245
Change in accumulated translation adjustment	(7,747)	(1,299)

Comprehensive loss	$(20,260)	$(31,672)

(9)	Special Charges – For the six months ended June 30, 2005, the Company recorded special charges of $2,577. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 54 employees during the six months ended June 30, 2005. The reduction impacted several employee groups. Employee severance costs of $2,348 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs will be expended during the first nine months of 2005. There have been no significant modifications to the amount of these charges.

Other costs of $229 primarily include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999 and excess leased facility costs.

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

The Company rebalanced its workforce by 25 employees during the six months ended June 30, 2004. The reduction impacted several employee groups. Employee severance costs of $1,463 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during 2004. There have been no significant modifications to the amount of these charges.

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

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2005:

	Accrued Special Charges at December 31, 2004	2005 Charges	2005 Payments	Accrued Special Charges at June 30, 2005 (1)
Employee severance and related costs	3,038	2,348	(3,664)	1,722
Lease termination fees and other facility costs	8,007	91	(797)	7,301
Other costs	1,287	138	(41)	1,384

Total	$12,332	$2,577	$(4,502)	$10,407

(1)	Of the $10,407 total accrued special charges at June 30, 2005, $5,386 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $5,021 represents the short-term portion of accrued special charges.

(10)	Merger and Acquisition Related Charges – In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $60, which will result in cash expenditures. Severance costs affected 5 employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,818. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $580, goodwill of $11,085, technology of $2,450, deferred tax asset of $1,512, other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years and other identified intangible assets will be amortized to operating expenses over five years. Of the $4,800 of other identified intangible assets, $1,100 was determined to have an indefinite life at the time of acquisition and is not being amortized. The Company will continue to evaluate whether this asset’s useful life can be determined and, if so, will amortize the asset accordingly. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology will be amortized to cost of revenues over two years and other identified intangible assets will be amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The separate results of operations for the acquisitions during the first half of 2005 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

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

The separate results of operations for the acquisitions during the first half of 2004 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

(11)	Gain on Sale of Asset – In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 during the six months ended June 30, 2005.

(12)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro where the Company is in a short position. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,241 and $3,264 at June 30, 2005 and December 31, 2004, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Six months ended June 30,	2005	2004
Beginning balance	$1,144	$—
Changes in fair value of cash flow hedges	(1,493)	182
Net loss transferred to earnings	209	63

Net unrealized gain (loss)	$(140)	$245

The remaining balance in accumulated other comprehensive income at June 30, 2005 represents a net unrealized loss on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2005 and 2006. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred a deferred loss of $1,178 and a deferred gain of $194 to system and software revenues relating to foreign currency contracts hedging revenues for the six months ended June 30, 2005 and 2004, respectively. The Company transferred a deferred gain of $969 and a deferred loss of $257 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the six months ended June 30, 2005 and 2004, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $571 and $247 for the three months ended June 30, 2005 and 2004, respectively, and $986 and $385 for the six months ended June 30, 2005 and 2004, respectively. The Company recorded expense related to time value in interest expense of $362 and $124 for the three months ended June 30, 2005 and 2004, respectively, and $563 and $238 for the six months ended June 30, 2005 and 2004, respectively.

(13)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased under one to two year lease terms.

Indemnifications

The Company’s license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer or a multiple of that amount. At June 30, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

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

(14)	Related Party Transactions – Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. The Company recognized revenue from these customers of $4,160 and $3,608 during the three months ended June 30, 2005 and 2004, respectively, which represented 2.7% and 2.1% of the Company’s total revenues, respectively. The Company recognized revenue from these customers of $8,326 and $7,260 during the six months ended June 30, 2005 and 2004, respectively, which represented 2.6% and 2.2% of the Company’s total revenues, respectively. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

(15)	Segment Reporting – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Americas	$71,112	$82,892	$142,199	$147,922
Europe	42,245	43,299	86,033	87,120
Japan	23,663	28,358	56,085	67,153
Pacific Rim	17,816	15,093	34,853	31,852

Total	$154,836	$169,642	$319,170	$334,047

Operating income (loss)
Americas	$36,729	$49,932	$75,391	$82,761
Europe	19,015	21,663	39,445	42,927
Japan	13,958	18,273	35,117	46,681
Pacific Rim	13,125	10,641	25,095	23,002
Corporate	(99,113)	(93,201)	(194,384)	(182,214)

Total	$(16,286)	$7,308	$(19,336)	$13,157

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Integrated Circuit Design	$103,442	$116,246	$216,746	$231,988
Systems Design	44,190	46,639	87,658	88,575
Professional Services	7,204	6,757	14,766	13,484

Total	$154,836	$169,642	$319,170	$334,047

(16)	Recent Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges. Additionally, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the

Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed its evaluation of the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date for registrants to the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the Company is required to adopt FAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to determine the period specific effects of the change. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Business Environment

Business at the end of 2004 was exceptionally strong and broad based with system and software bookings and backlog up significantly in 2004 compared to the prior year. During the three months ended June 30, 2005, the Company experienced a decline in system and software bookings year over year for the second consecutive quarter.

While bookings were weaker than the Company anticipated, there were some good financial indicators. In contrast to the smaller than average deal size and a lower number of new customers in the first quarter of 2005, the Company experienced a return of strength in these areas for the three months ended June 30, 2005. The largest ten transactions for the quarter accounted for approximately 39% of total system and software bookings as compared to 25% in the first quarter. The number of new customers during the three months ended June 30, 2005 returned to historical levels with 33% growth over the number of new customers in the first quarter. Due to a substantial consumption of backlog in the first quarter, the Company’s outlook for the second quarter anticipated a reduction in year over year revenue and actual results were consistent with this outlook.

The Company experienced continued weakness and lack of demand in pure semiconductor accounts during the three months ended June 30, 2005. This was reflected in the bookings of the Company’s Calibre product line, which were down substantially year over year. Despite the decline in bookings in the first six months of 2005, the Company is confident in the long-term health of this product line. The Company believes Calibre will experience year over year growth for the full year 2005 as a result of high levels of product introductions and benchmarking activities, in addition to a large portfolio of expiring term deals with upfront revenue recognition available for renewal in the last six months of 2005. The Company believes the weakness Calibre experienced in first half of 2005 does not indicate a trend.

The Company entered the second quarter with lower than planned backlog, and further, did not achieve an anticipated rebuild of backlog during the quarter. The Company views backlog as an important tool to mitigate forecast risk as it reduces dependency on any one customer transaction. Based on the low levels of backlog and the weaker than anticipated bookings for the three months ending June 30, 2005, the Company reduced revenue and earnings guidance for the third quarter and full year 2005, but anticipates a strengthening in the fourth quarter of 2005 based on contract renewal opportunities.

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

During the six months ended June 30, 2005, the Company launched its next-generation constraint editor system (CES) into its Expedition™ Series and Board Station® RE PCB design flows. Providing a centralized constraint editor greatly simplifies the task of managing constraints that previously had to be entered into individual tools in the flow separately. During the three months ended June 30, 2005, the Company launched Questa. The Questa verification products extend Mentor’s functional verification solution by offering a single product with built-in support for testbench automation, coverage-driven verification (CDV), assertion-based verification (ABV), and transaction-level modeling (TLM). These new methodologies enhance traditional simulation technology to achieve faster and more complete verification of systems.

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

Q2 2005 Financial Performance

•

Total revenues were $154,836 and $319,170 for the three and six months ended June 30, 2005, respectively, a 9% and 4% decrease over the comparable periods of 2004, respectively. For the three month period, the decline resulted from weakness in the Scalable Verification, IC Design to Silicon and Integrated Systems Design areas, partially offset by strength in New and Emerging Markets and Service and Support. Revenue strength in New and Emerging Markets came from the Company’s Automotive,

Catapult C, and Design Data Management product lines. For the six month period, the decline was primarily due to weakness in Scalable Verification, primarily concentrated in the ModelSim product line, driven largely by a very strong comparable period of 2004. This decline was partially offset by strength in IC Design to Silicon, New and Emerging Markets, and Service and Support. Revenue strength in IC Design to Silicon was primarily attributable to shipments of the Calibre RET (Resolution Enhancement Technology) and Interactive Verification product lines, while New and Emerging Markets strength came from the Company’s Automotive, Catapult C, and Design Data Management product lines.

•	System and software revenues were $81,375 and $172,935 for the three and six months ended June 30, 2005, respectively, a 17% and 10% decrease from system and software revenues for the comparable periods of 2004. Product revenue split by license model for the second quarter of 2005 was 46% term with upfront revenue recognition, 35% perpetual and 19% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to second quarter 2004 product revenue splits of 45% term with upfront revenue recognition, 39% perpetual and 16% term with ratable revenue recognition.

•	Service and support revenues were $73,461 and $146,235 for the three and six months ended June 30, 2005, respectively, a 3% increase over the comparable periods of 2004, primarily due to the strengthening of certain foreign currencies and the growth in the Company’s installed base.

•	By geography, revenues in the Americas decreased 14% and 4%, respectively, for the three and six months ended June 30, 2005 as compared to the comparable periods of 2004. Revenues were flat in Europe for the comparable periods, decreased 17% and 16%, respectively, over the first three and six months of 2005 in Japan as compared to 2004, and increased 18% and 9%, respectively, in Pacific Rim for the three and six months ended June 30, 2005 from the comparable periods of 2004. The Americas contributed the largest share of revenues at nearly 46% and 45%, respectively, for the three and six months ended June 30, 2005, compared to 49% and 44%, respectively, for the three and six months ended June 30, 2004.

•	Net loss for the three and six months ended June 30, 2005 was $6,843 and $11,229, respectively, compared to net loss of $32,796 and $30,618 for the comparable periods of 2004. Improvement in 2005 earnings resulted from the absence of a large tax expense recorded in 2004 on an inter-company dividend, offset by lower revenue and higher operating expenses.

•	Trade accounts receivable, net decreased to $224,809 at June 30, 2005, down 7% from $242,690 at the end of 2004. Average days sales outstanding increased to 131 days at June 30, 2005 from 102 days at the end of 2004.

•	Cash generated from operating activities was $14,420 for the six months ended June 30, 2005 compared to $15,794 in the comparable period of 2004. At June 30, 2005, cash, cash equivalents and short-term investments were $87,219, down 7% from $94,287 at December 31, 2004.

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

System and software revenues - System and software revenues are derived from the sale of licenses of software products and emulation hardware systems.

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

Service and support revenues - Service and support revenues consist of revenues from software and hardware maintenance services, term license installment agreements and professional services, which include consulting services, training services and other services. The Company records service revenue as the services are provided to the customer. Support revenue is recognized over the support term. For multi-element arrangements that include support, support is allocated based on vendor specific objective evidence (VSOE) of the fair value of support. For term licenses, VSOE is established by the price charged when such support is offered as optional during the license term. For perpetual licenses, VSOE is established by the price charged when such support is sold separately.

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

Inventory

The Company purchases and commits to purchase inventory based upon forecasted shipments of its emulation hardware systems. The Company evaluates, on a quarterly basis, the need for inventory reserves based on projections of systems expected to ship within six months. Reserves for excess and obsolete inventory are established to account for the differences between forecasted shipments and the amount of purchased and committed inventory. The Company also has emulation hardware system demonstration and loan equipment at customer locations in anticipation of securing sales. The cost of the emulation hardware system demonstration and loan equipment is amortized to selling expense using a six month useful life.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

Three months ended June 30,	2005	Change	2004
System and software revenues	$81,375	(17%)	$98,091
System and software gross margin percent	91%		93%
Service and support revenues	73,461	3%	71,551
Service and support gross margin percent	72%		73%

Total revenues	$154,836		$169,642

Six months ended June 30,	2005	Change	2004
System and software revenues	$172,935	(10%)	$192,612
System and software gross margin percent	91%		93%
Service and support revenues	146,235	3%	141,435
Service and support gross margin percent	72%		72%

Total revenues	$319,170		$334,047

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. The decrease for the three months ended June 30, 2005 was due to weakness in the Scalable Verification, IC Design to Silicon and Integrated Systems Design areas, partially offset by strength in New and Emerging Markets. Revenue strength in New and Emerging Markets came from the Company’s Automotive, Catapult C, and Design Data Management product lines. The decrease for the six month period was primarily attributable to a decrease in Scalable Verification revenues concentrated in the ModelSim product line, driven largely by a very strong comparable period of 2004. The decrease in revenue was partially offset by a favorable impact of approximately 1% due to the strengthening of foreign currencies for the three and six months ended June 30, 2005.

System and software gross margins were lower for the three and six months ended June 30, 2005 compared to the comparable periods of 2004 primarily due to lower margin sales on older emulation hardware products. In addition, gross margin was impacted by write-downs of emulation hardware systems inventory for the three and six months ended June 30, 2005 of $507 and $1,736 compared to $428 and $1,593 for the comparable periods of 2004. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $1,736 and $2,990 was sold during the three and six months ended June 30, 2005, respectively, compared to $1,189 and $2,574 for the comparable periods of 2004.

Amortization of purchased technology to system and software cost of goods sold was $2,700 and $5,413 for the three and six months ended June 30, 2005, respectively, compared to $2,504 and $4,970 in the comparable periods of 2004. The increase in amortization of purchased technology was primarily due to acquisitions during the second half of 2004. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from software and hardware maintenance services and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three and six months ended June 30, 2005 was primarily attributable to the growth in the installed base and strengthening of foreign currencies.

Service and support gross margins decreased by one percentage point and remained flat for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 due to the strengthening of foreign currencies offset by an increase in consulting and other professional services costs.

Geographic Revenues Information

	Three months ended June 30,			Six months ended June 30,
	2005	Change	2004	2005	Change	2004
Americas	$71,112	(14%)	$82,892	$142,199	(4%)	$147,922
Europe	$42,245	(2%)	$43,299	$86,033	(1%)	$87,120
Japan	$23,663	(17%)	$28,358	$56,085	(16%)	$67,153
Pacific Rim	$17,816	18%	$15,093	$34,853	9%	$31,852

Total	$154,836	(9%)	$169,642	$319,170	(4%)	$334,047

Revenues in the Americas decreased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 due to lower software product sales. Revenues outside the Americas represented 54% and 55% of total revenues for the three and six months ended June 30, 2005, compared to 51% and 56% for the comparable periods of 2004. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 1% for the three and six months ended June 30, 2005. Exclusive of currency effects, lower revenues for the three and six months ended June 30, 2005 compared to the comparable periods of 2004 were primarily due to lower emulation sales. The effects of exchange rate differences from the Japanese yen to the United States dollar positively impacted Japanese revenues by approximately 2% and 3%, respectively, for the three and six months ended June 30, 2005. Exclusive of currency effects, the decrease in revenue for the three months ended June 30, 2005 compared to the comparable period of 2004 was due to lower software product sales and lower emulation revenue. Revenues for the six months ended June 30, 2005 for Japan were lower than the comparable period of 2004 due to a decline in software product sales. Revenues in the Pacific Rim increased for the three and six months ended June 30, 2005 as compared to the comparable periods of 2004. The increase for the quarter was primarily due to higher software product revenue while the increase for the six-month period was primarily due to an increase in support revenue. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2005	Change	2004	2005	Change	2004
Research and development	$56,193	16%	$48,322	$107,503	11%	$96,705
Marketing and selling	$65,324	2%	$64,045	$132,899	4%	$127,751
General and administration	$18,752	0%	$18,748	$37,460	0%	$37,310
Amortization of intangible assets	$972	23%	$790	$2,094	33%	$1,572
Special charges	$1,264	(67%)	$3,863	$2,577	(33%)	$3,863
Merger and acquisition related charges	$750	108%	$360	$750	108%	$360

Research and Development

R&D costs increased for the three and six months ended June 30, 2005 over the comparable periods of 2004 primarily due to a $4,750 charge in the second quarter of 2005 for a purchase of technology that had not reached technological feasibility. This technology will be the basis for a new offering in the Calibre product family which is expected to be introduced in 2006. In addition, R&D costs increased due to higher headcount in the following areas: (i) IC Design to Silicon, (ii) the Embedded Systems product line, and (iii) Scalable Verification, due to acquisitions in the second quarter of 2005 and the third quarter of 2004.

Marketing and Selling

Marketing and selling costs increased for the three and six months ended June 30, 2005 over the comparable periods of 2004 primarily due to increased headcount and due to a weaker United States dollar that increased marketing and selling expenses by approximately 1% for the three and six months ended June 30, 2005.

General and Administration

General and administration costs were flat for the three and six months ended June 30, 2005 over the comparable periods of 2004. A weaker United States dollar during 2005 increased general and administration expenses and offset a decrease in variable compensation due to a decline in operating income for the three and six months ended June 30, 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased for the three and six months ended June 30, 2005 as compared to the comparable periods of 2004 due to acquisitions during the last half of 2004.

Special Charges

For the six months ended June 30, 2005, the Company recorded special charges of $2,577. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 54 employees during the six months ended June 30, 2005. The reduction impacted several employee groups. Employee severance costs of $2,348 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs will be expended during the first nine months of 2005. There have been no significant modifications to the amount of these charges.

Other costs of $229 primarily include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999 and excess leased facility costs.

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

The Company rebalanced its workforce by 25 employees during the six months ended June 30, 2004. The reduction impacted several employee groups. Employee severance costs of $1,463 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the employees were terminated. The majority of these costs were expended during 2004. There have been no significant modifications to the amount of these charges.

Other costs of $590 include other costs incurred to restructure the organization other than employee rebalances and excess leased facility costs.

In addition, the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

Merger and Acquisition Related Charges

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $60, which will result in cash expenditures. Severance costs affected 5 employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,818. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $580, goodwill of $11,085, technology of $2,450, deferred tax asset of $1,512, other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years and other identified intangible assets will be amortized to operating expenses over five years. Of the $4,800 of other identified intangible assets, $1,100 was determined to have an indefinite life at the time of acquisition and is not being amortized. The Company will continue to evaluate whether this asset’s useful life can be determined and, if so, will amortize the asset accordingly. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation, a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a charge for in-process R&D of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology will be amortized to cost of revenues over two years and other identified intangible assets will be amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Other Income, Net

Other income, net totaled $2,842 and $6,457 for the three and six months ended June 30, 2005, respectively, compared to $1,990 and $3,220 for the comparable periods in 2004. Interest income was $3,098 and $5,861 for the three and six months ended June 30, 2005, respectively, compared to $1,860 and $3,492 for the comparable periods of 2004. Interest income includes income related to the Company’s term license installment agreements of $1,994 and $1,432, for the three months ended June 30, 2005 and 2004, respectively, and $3,976 and $2,690 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company recorded income relating to time value of foreign currency contracts of $571 and $986 for the three and six months ended June 30, 2005, respectively, compared to $247 and $385 for the comparable periods in 2004. Other income, net was impacted by a foreign currency gain of $20 and $43 for the three and six months ended June 30, 2005, respectively, compared to gains of $255 and $129 for the comparable periods of 2004. In addition, other income, net was favorably impacted by a net gain on the sale of a building of $957 in March 2005.

Interest Expense

Interest expense was $5,638 and $10,669 for the three and six months ended June 30, 2005, respectively, compared to $4,571 and $9,026 for the comparable periods in 2004. Interest expense is primarily attributable to the Company’s convertible subordinated notes and debentures issued in September 2002 and August 2003, respectively. In addition, the second quarter of 2005 includes $400 for the write-off of unamortized bank fees and other costs related to the Company’s former revolving credit facility, which was replaced by a new revolving credit facility in June 2005, as described in Note 4, “Short-Term Borrowings,” in Item 1, “Financial Statements.” The Company recorded interest expense relating to the time value of foreign currency contracts of $362 and $124 for the three months ended June 30, 2005 and 2004, respectively, and $563 and $238 for the six months ended June 30, 2005 and 2004, respectively.

Provision for Income Taxes

The benefit from income taxes was $12,239 and $12,319 for the three months and six months ended June 30, 2005 compared to the provision for income taxes of $37,523 and $37,969 for the comparable periods of 2004. The provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, the Company evaluates its provision for income taxes based on its projected results of operations for the full year and records an adjustment in the current quarter. Despite the losses incurred in the first six months of 2005, the Company is projecting positive pre-tax income for the year overall. Accordingly, accounting rules require the Company to apply the estimated annual effective tax rate to the pre-tax loss for the six months ended June 30, 2005, resulting in a tax benefit for the three months and six months ended June 30, 2005. The effective tax rate for the remainder of 2005 could change significantly if actual results are different than current outlook-based projections.

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

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first six months of 2005. For 2005 and 2004, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $23,015 at June 30, 2005 from $30,762 at December 31, 2004. This reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the United States dollar since year-end 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at June 30, 2005 were $87,219 compared to $94,287 at December 31, 2004. Cash provided by operating activities in the first six months of 2005 was $14,420 compared to $15,794 during the same period in 2004.

The decrease in cash flows from operating activities was primarily due to (i) a decrease in income (loss) before income taxes in the first six months of 2005, (ii) a decrease in income taxes payable compared to an increase in the same period in 2004, and (iii) a smaller increase in deferred revenue in the first six months of 2005 compared to 2004. The decrease in cash flows from operating activities was partially offset by a decrease in trade accounts receivable and a decrease in term receivables in the first six months of 2005 compared to respective increases during the same period in 2004.

Cash used in investing activities, excluding short-term investments, was $24,971 in the first six months of 2005, compared to $17,395 during the same period in 2004. Cash used for investing activities in the first six months of 2005 consisted of cash paid for the acquisition of businesses and equity interests of $22,125, including payments of holdbacks and transaction costs related to prior-year acquisitions of $2,454, and capital expenditures of $12,577, partially offset by net proceeds of $9,731 from the sale of a property. The same period in 2004 included cash paid for acquisition of businesses and equity interests of $5,745, capital expenditures of $8,946, and purchases of intangible assets of $2,704.

Cash provided by financing activities was $6,174 and $14,084 in the first six months of 2005 and 2004, respectively. The decrease of $7,910 in the first six months of 2005 was primarily the result of a reduction in short-term borrowings of $1,842 compared to proceeds from short-term borrowings of $4,069 in the same period in 2004. Financing cash flows were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $9,698 and $11,015 during the six months ended June 30, 2005 and 2004, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $224,809 at June 30, 2005 from $242,690 at December 31, 2004. Excluding the current portion of term receivables of $126,501 and $125,832, average days sales outstanding were 58 days and 49 days at June 30, 2005 and December 31, 2004, respectively. Average days sales outstanding in total accounts receivable increased from 102 days at December 31, 2004 to 131 days at June 30, 2005. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended June 30, 2005 as compared to the three months ended December 31, 2004. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other increased from $23,289 at December 31, 2004 to $28,123 at June 30, 2005, due primarily to prepayments for employee benefits and sales commissions.

Term Receivables, Long-Term

Term receivables, long-term decreased to $117,429 at June 30, 2005 compared to $139,146 at December 31, 2004. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease was due to a decrease in term license revenue for the six months ended June 30, 2005 in addition to the run-off of term agreements originating in prior periods.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased from $91,224 at December 31, 2004 to $81,262 at June 30, 2005. The decrease was primarily due to the sale in the first quarter of 2005 of a building the Company was no longer utilizing. The carrying value of the building and related assets, net of accumulated depreciation, at the sale date was $8,774. The decrease also included the net effect of the depreciation of property, plant and equipment, partially offset by the normal quarterly capital purchases.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased from $81,709 at December 31, 2004 to $58,878 at June 30, 2005. The decrease was primarily due to payments in the first quarter of 2005 of the 2004 annual and fourth quarter incentive compensation, in addition to a decrease in accrued sales commissions as a result of a decrease in commissionable revenue for the six months ended June 30, 2005.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software maintenance services. Deferred revenue increased to $119,667 at June 30, 2005 from $103,336 at December 31, 2004. The increase was primarily due to annual support contract renewals.

Capital Resources

Expenditures for property and equipment increased to $12,577 for the first six months of 2005 compared to $8,946 for the same period in 2004. Expenditures for property and equipment in the first six months of 2005 and 2004 did not include any individually significant projects. In the first six months of 2005, the Company paid $2,454 related to holdbacks and transaction costs on prior year acquisitions. In the second quarter of 2005, the Company acquired (i) Volcano and (ii) Aptix, which together resulted in a total net cash payment of $19,671. In the first six months of 2004, the Company acquired (i) Project Technology Inc. (ii) a minority equity interest in M2000, a French company and (iii) the remaining 49% minority interest in MGK, which together resulted in total net cash payments of $4,680. Additionally, the Company paid $1,065 in the first six months of 2004 related to holdbacks on prior year acquisitions.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.44% and 2.80% for the six months ended June 30, 2005 and 2004, respectively. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible, or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at June 30, 2005. Some or all of the Notes may be redeemed by the Company for cash. The Notes rank pari passu with the Debentures.

In June 2005, the company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no credit facility borrowings during the first six months of 2005 and had no balance outstanding at June 30, 2005 or December 31, 2004.

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

Outlook for 2005

Revenues for the third quarter are expected to be $160,000 to $165,000. Earnings per share is expected to be a loss of between $0.07 and $0.02 per share. Revenues for the fourth quarter of 2005 are expected to be $221,000, while earnings per share for the same period is expected to be $0.26. Revenues for the year ended December 31, 2005 are expected to be $700,000 to $705,000 and earnings per share is expected to be between $0.05 and $0.10.

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

The United States and international economies can experience economic downturns, which may have a material adverse affect on the Company’s results of operations. Weakness in these economies may materially adversely impact the timing and receipt of orders for the Company’s products and the Company’s results of operations. The recent recovery in the global economy has been modest and uneven. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services. In addition, mergers and company restructurings in the worldwide electronics industry may materially adversely impact demand for the Company’s products and services resulting in decreased or delayed capital spending patterns.

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

The Company’s forecasts of its revenues may be inaccurate and could materially adversely impact the Company’s business or its planned results of operations.

The Company’s revenues, particularly its new software license revenues, are difficult to forecast. The Company uses a “pipeline” system, a common industry practice, to forecast revenues and trends in its business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. The Company’s pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause the Company to plan or budget incorrectly and materially adversely impact the Company’s business or its planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of the Company’s customers to wait until the end of a quarter in the hope of obtaining more favorable terms.

Fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders and the mix of licenses used to sell the Company’s products could materially adversely impact the Company’s business and the market price of the Company’s common stock.

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including customer demand, the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company experiences seasonality in demand for its products, due to its customers’ purchasing cycles, with revenues in the fourth quarter generally being the highest. The Company receives a majority of its software product revenues from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenues come from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders, particularly large orders, the Company’s revenues for that quarter could be materially adversely impacted. In such an event, the Company could fail to meet investors’ expectations, which could have a material adverse impact on the Company’s stock price.

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

Customer payment defaults could materially adversely impact the Company.

The Company uses fixed-term license agreements as a standard business practice with customers the Company believes are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If the Company is unable to collect under any of these multi-million dollar agreements, the Company’s results of operations could be materially adversely impacted. The Company uses these fixed-term license agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If the Company no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on the Company’s results.

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

Because the Company’s common stock is publicly traded on the NASDAQ Stock Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations have required the Company to include a management assessment of the Company’s internal controls over financial reporting and auditor attestation of that assessment in its annual reports. This effort has required, and continues to require, the commitment of significant financial and managerial resources. A failure to complete a favorable assessment and obtain an auditors’ attestation could have a material adverse impact on the Company.

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

The Company may not realize revenues as a result of its investments in research and development.

The Company incurs substantial expense to develop new software products. Research and development activities are oftentimes performed over long periods of time. This effort may not yield a successful product offering or the product may not satisfy customer requirements. As a result, the Company would realize little or no revenues related to its investment in research and development.

Intense competition in the EDA industry could materially adversely impact the Company.

Competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. If the Company’s competitors offer significant discounts on certain products, the Company may need to lower its prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could materially adversely impact the Company’s operating results. Any broad-based changes to the Company’s prices and pricing policies could cause new software license and service revenues to decline or be delayed as the sales force implements and the Company’s customers adjust to the new pricing policies. Some of the Company’s competitors may bundle software products for promotional purposes or as a long-term pricing strategy. These practices could significantly constrain prices the Company can charge for its products. The Company’s success depends upon the Company’s ability to acquire or develop and market products and services that are innovative and cost-competitive and that meet customer expectations.

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

The Company realizes more than half of its revenues from customers outside the United States and the Company generates approximately one-third of its expenses outside the United States. Significant changes in exchange rates can have an adverse impact on the Company. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion above. In addition, international operations subject the Company to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting the Company’s intellectual property rights.

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

The Company’s success depends, in large part, upon the Company’s proprietary technology. The Company generally relies on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect the Company’s proprietary rights in technology and products. Despite precautions the Company may take to protect the Company’s intellectual property, the Company cannot assure that third parties will not try to challenge, invalidate or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. Many of these entities have substantially larger patent portfolios than the Company. As a result, the Company may on occasion be forced to engage in costly patent litigation to protect the Company’s rights or defend its customers’ rights. The Company may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force the Company to stop selling or redesign one or more products. The Company cannot assure that the rights granted under the Company’s patents will provide it with any competitive advantage, that patents will be issued on any of the Company’s pending applications or that future patents will be sufficiently broad to protect the Company’s technology. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent as United States law protects these rights in the United States.

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

The Company may become subject to unfair hiring claims, which could prevent it from hiring needed employees, incur liability for damages or incur substantial unanticipated legal costs.

Companies whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of confidential information or trade secrets. These claims could prevent the Company from hiring needed employees. They may result in the Company incurring liability for damages and/or substantial unanticipated legal costs. These claims also may divert the efforts of management personnel from the Company’s operations.

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

The Company has a substantial level of indebtedness. As of June 30, 2005, the Company had $290.5 million of outstanding indebtedness, which includes $171.5 million of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $110.0 million of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023. This level of indebtedness among other things, could:

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2005. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$28,398	2.97%
Short-term investments – fixed rate	21,296	3.29%

Total fixed rate interest bearing instruments	$49,694	3.11%

The Company had convertible subordinated notes of $171,500 outstanding with a fixed interest rate of 6 7/8% at June 30, 2005. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at June 30, 2005. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At June 30, 2005, the Company had a four-year revolving credit facility, which terminates on June 1, 2009, which allows the Company to borrow up to $120,000. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at June 30, 2005.

The Company had other long-term notes payable of $1,522 and short-term borrowings of $7,460 outstanding at June 30, 2005 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $90.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. At June 30, 2005, the Company had options outstanding to sell Japanese yen with contract values totaling $55,204 at a weighted average contract rate of 110.50 and had options outstanding to buy the Euro with contract values totaling $32,750 at a weighted average contract rate of 1.36.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of June 30, 2005 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in 2005.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$81,322	1.28	USD
Japanese Yen	84,412	106.77	JPY
Canadian Dollar	6,664	1.23	CAD
Taiwan Dollar	3,933	31.42	TWD
Other	9,769	—

Total	$186,100

Item 4.	Controls and Procedures

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

The 2005 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 19, 2005 at the Company’s offices in Wilsonville, Oregon to consider and vote upon

Proposal 1 To elect directors to serve for the ensuing year and until their successors are elected

The results of the voting on this proposal was as follows:

Proposal 1 Election of Directors	For	Withheld
Marsha B. Congdon	66,582,034	5,012,506
Gregory K. Hinckley	67,856,431	3,738,109
Kevin C. McDonough	67,701,249	3,893,291
Walden C. Rhines	67,885,228	3,709,312
Fontaine K. Richardson	64,742,602	6,851,938
Sir Peter Bonfield	67,806,359	3,788,181
James R. Fiebiger	66,577,797	5,016,743
Patrick B. McManus	65,856,985	5,737,555

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley
President