Form 10-Q
period 2005-09-30
MENTOR GRAPHICS CORP
filed 2005-11-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock, no par value, outstanding as of November 1, 2005: 79,177,324

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended September 30,	2005	2004
In thousands, except per share data
Revenues:
System and software	$91,492	$89,933
Service and support	73,317	72,027

Total revenues	164,809	161,960

Cost of revenues:
System and software	3,166	2,615
Service and support	19,596	20,320
Amortization of purchased technology	3,076	2,672

Total cost of revenues	25,838	25,607

Gross margin	138,971	136,353

Operating expenses:
Research and development	51,563	50,990
Marketing and selling	64,728	63,304
General and administration	19,883	18,120
Amortization of intangible assets	1,059	916
Special charges	(48)	507
Merger and acquisition related charges	—	7,290

Total operating expenses	137,185	141,127

Operating income (loss)	1,786	(4,774)
Other income, net	4,144	2,479
Interest expense	(5,461)	(4,755)

Income (loss) before income taxes	469	(7,050)
Provision for (benefit from) income taxes	310	(1,304)

Net income (loss)	$159	$(5,746)

Net income (loss) per share:
Basic	$0.00	$(0.08)

Diluted	$0.00	$(0.08)

Weighted average number of shares outstanding:
Basic	79,135	73,213

Diluted	80,077	73,213

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine months ended September 30,	2005	2004
In thousands, except per share data
Revenues:
System and software	$264,427	$282,545
Service and support	219,552	213,462

Total revenues	483,979	496,007

Cost of revenues:
System and software	12,729	11,800
Service and support	59,843	59,494
Amortization of purchased technology	8,489	7,642

Total cost of revenues	81,061	78,936

Gross margin	402,918	417,071

Operating expenses:
Research and development	159,066	147,695
Marketing and selling	197,627	191,055
General and administration	57,343	55,430
Amortization of intangible assets	3,153	2,488
Special charges	2,529	4,370
Merger and acquisition related charges	750	7,650

Total operating expenses	420,468	408,688

Operating income (loss)	(17,550)	8,383
Other income, net	10,601	5,699
Interest expense	(16,130)	(13,781)

Income (loss) before income taxes	(23,079)	301
Provision for (benefit from) income taxes	(12,009)	36,665

Net loss	$(11,070)	$(36,364)

Net loss per share:
Basic	$(0.14)	$(0.51)

Diluted	$(0.14)	$(0.51)

Weighted average number of shares outstanding:
Basic	78,440	71,045

Diluted	78,440	71,045

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

In thousands	As of September 30, 2005	As of December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$59,021	$67,916
Short-term investments	43,077	26,371
Trade accounts receivable, net of allowance for doubtful accounts of $3,891 and $5,272, respectively	208,512	242,690
Inventory	1,876	5,168
Prepaid expenses and other	26,966	23,289
Deferred income taxes	9,424	10,298

Total current assets	348,876	375,732
Property, plant and equipment, net	79,567	91,224
Term receivables, long-term	117,408	139,146
Goodwill	345,597	333,806
Intangible assets, net	37,572	40,338
Deferred income taxes	21,154	20,827
Other assets	15,987	20,834

Total assets	$966,161	$1,021,907

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,210	$9,632
Accounts payable	13,312	18,037
Income taxes payable	18,845	35,299
Accrued payroll and related liabilities	54,442	81,709
Accrued liabilities	34,484	37,098
Deferred revenue	106,599	103,336

Total current liabilities	234,892	285,111
Notes payable	282,577	283,983
Other long-term liabilities	16,705	19,098

Total liabilities	534,174	588,192

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 79,159 and 76,430 issued and outstanding, respectively	381,359	363,455
Incentive stock, no par value, 1,200 shares authorized; none issued	—	—
Deferred compensation	—	(508)
Retained earnings	28,647	39,717
Accumulated other comprehensive income	21,981	31,051

Total stockholders’ equity	431,987	433,715

Total liabilities and stockholders’ equity	$966,161	$1,021,907

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30,	2005	2004
In thousands
Operating Cash Flows:
Net loss	$(11,070)	$(36,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	18,196	18,367
Amortization	14,932	13,911
Deferred income taxes	30	29,949
Changes in other long-term liabilities and minority interest	(1,788)	(3,502)
Write-down of assets	750	8,408
Gain on sale of investments	(469)	(745)
Gain on sale of property, plant and equipment	(957)	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	27,021	11,606
Prepaid expenses and other	869	(2,542)
Term receivables, long-term	16,946	(9,259)
Accounts payable and accrued liabilities	(28,799)	(23,887)
Income taxes payable	(15,952)	3,863
Deferred revenue	6,909	27,356

Net cash provided by operating activities	26,618	37,161

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	49,109	9,954
Purchases of short-term investments	(65,815)	(32,782)
Purchases of property, plant and equipment	(17,259)	(16,833)
Proceeds from sale of property, plant and equipment	9,731	—
Purchases of intangible assets	—	(3,334)
Proceeds from the sale of investments	469	745
Acquisitions of businesses and equity interests	(23,648)	(8,039)

Net cash used in investing activities	(47,413)	(50,289)

Financing Cash Flows:
Proceeds from issuance of common stock	17,904	19,155
Net increase (decrease) in short-term borrowings	(1,981)	2,391
Debt issuance costs	(822)	—
Repayment of long-term notes payable	(1,265)	(1,531)

Net cash provided by financing activities	13,836	20,015

Effect of exchange rate changes on cash and cash equivalents	(1,936)	(49)

Net change in cash and cash equivalents	(8,895)	6,838
Cash and cash equivalents at beginning of period	67,916	68,333

Cash and cash equivalents at end of period	$59,021	$75,171

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

For the sale of licenses of software products and related service and support, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes revenue from perpetual license arrangements upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The Company recognizes product revenue from term license installment agreements upon shipment and start of the license term, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. The Company uses term license installment agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. In a term license agreement in which the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element of the arrangement exists under the license arrangement, revenue is deferred based on vendor-specific objective evidence of the fair value of the undelivered element, as established by the price charged when such element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

The Company defers and recognizes revenue from annual maintenance and support arrangements ratably over the term of the contract. The Company recognizes revenue from consulting and training when the services are performed.

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, the Company recognizes revenue upon acceptance. The Company provides limited warranty on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis. The Company recognizes service and maintenance revenues over the service period.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during the three and nine months ended September 30, 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” using the following assumptions:

Stock Option Plans	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.5%	4.0%	3.5%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.4	4.4	4.4	4.4
Volatility	45%	45%	45%	45%

Employee Stock Purchase Plans (ESPPs)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8%	2.1%	3.7%	1.8%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	45%	45%	45%

The Company used expected volatility to estimate volatility for options granted during the three and nine months ended September 30, 2005 and 2004, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s convertible subordinated debentures (see Note 5), which is comparable to employee stock options. Using the Black-Scholes methodology, weighted average fair value of options granted was $3.55 and $4.59 per share during the three months ended September 30, 2005 and 2004, respectively, and $3.64 and $5.90 for the nine months ended September 30, 2005 and 2004, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $2.92 and $2.64 during the three months ended September 30, 2005 and 2004, respectively, and $2.60 and $1.98 for the nine months ended September 30, 2005 and 2004, respectively.

Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s Stock Option Plans have an exercise price equal to the market value of the underlying common stock on the date of grant and the ESPPs are considered noncompensatory under APB Opinion No. 25. The Company recorded no compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions for the three months ended September 30, 2005. The Company recorded compensation expense for amortization of deferred compensation related to unvested stock options assumed through acquisitions of $0 and $374 for the three months ended September 30, 2005 and 2004, respectively, and $508 and $1,122 for the nine months ended September 30, 2005 and 2004, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$159	$(5,746)	$(11,070)	$(36,364)
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income (loss), net of related tax benefit	(3,286)	(4,268)	(11,436)	(13,653)

Pro forma net loss	$(3,127)	$(10,014)	$(22,506)	$(50,017)

Basic net income (loss) per share – as reported	$—	$(.08)	$(.14)	$(.51)
Basic net loss per share – pro forma	$(.04)	$(.14)	$(.29)	$(.70)
Diluted net income (loss) per share – as reported	$—	$(.08)	$(.14)	$(.51)
Diluted net loss per share – pro forma	$(.04)	$(.14)	$(.29)	$(.70)

Reclassifications

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for 2004 to conform to the 2005 presentation.

(3)	Net Income (Loss) Per Share – Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$159	$(5,746)	$(11,070)	$(36,364)

Weighted average shares used to calculate basic net income (loss) per share	79,135	73,213	78,440	71,045
Employee stock options and employee stock purchase plan	942	—	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	80,077	73,213	78,440	71,045

Basic net income (loss) per share	$—	$(.08)	$(.14)	$(.51)

Diluted net income (loss) per share	$—	$(.08)	$(.14)	$(.51)

Options and warrants to purchase 19,011 and 18,288 shares of common stock for the three months ended September 30, 2005 and 2004, respectively, and 19,226 and 18,578 for the nine months ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s convertible subordinated notes (Notes) and convertible subordinated debentures (Debentures) for the three and nine months ended September 30, 2005 and 2004 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $2,681 and $2,648 for the three months ended September 30, 2005 and 2004, respectively, and $8,044 and $7,944 for the nine months ended September 30, 2005 and 2004, respectively. The calculation would also have included additional incremental shares of 7,369 for the three and nine months ended September 30, 2005 and 7,413 shares for the three and nine months ended September 30, 2004. If the Debentures had been dilutive, additional earnings of $1,332 and $847 for the three months ended September 30, 2005 and 2004, respectively, and $3,596 and $2,384 for the nine months ended September 30, 2005 and 2004, respectively, and incremental shares of 4,700 for all periods would have been included in the calculation of net income (loss) per share.

(4)	Short-Term Borrowings – In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. In connection with entering into the new facility during June 2005, the Company (i) capitalized $822 of upfront fees and related debt costs, which will be amortized until maturity in 2009, and (ii) wrote off $397 of unamortized bank fees and other costs related to the 2003 revolving credit facility. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2005 and 2004 against this credit facility or against the previous credit facility and had no balance outstanding at September 30, 2005 or December 31, 2004.

Other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $7,210 and $9,632 were outstanding under these facilities at September 30, 2005 and December 31, 2004, respectively.

(5)	Long-Term Notes Payable – In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule 144A. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.69% and 2.92% for the nine months ended September 30, 2005 and 2004, respectively. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible or (iii) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at September 30, 2005. The Company may redeem some or all of the Notes for cash. The Notes rank pari passu with the Debentures. In 2004, the Company purchased on the open market Notes with a principal balance of $1,000 for a total purchase price of $1,028. In connection with this purchase, the Company incurred before tax expenses for the early extinguishment of debt of $43. Expenses included the call premium on the Notes and the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $1,094 and $2,483 were outstanding under these agreements at September 30, 2005 and December 31, 2004, respectively.

(6)	Stock Repurchases – There were no repurchases in the nine months ended September 30, 2005 and 2004. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(7)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Nine months ended September 30,	2005	2004
Cash paid for:
Interest	$11,021	$9,287
Income taxes	$4,059	$1,158
Common stock issued for purchase of a business	$—	$49,576

(8)	Comprehensive Loss —The following provides a summary of comprehensive loss:

Nine months ended September 30,	2005	2004
Net loss	$(11,070)	$(36,364)
Change in unrealized gain (loss) on derivative instruments	(927)	687
Change in accumulated translation adjustment	(8,143)	(1,155)

Comprehensive loss	$(20,140)	$(36,832)

(9)	Special Charges – For the nine months ended September 30, 2005, the Company recorded special charges of $2,529. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 68 employees during the nine months ended September 30, 2005. The reduction impacted several employee groups. Employee severance costs of $2,763 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were expended during the first nine months of 2005. There have been no significant modifications to the amount of these charges.

In addition, during the nine months ended September 30, 2005, the Company recorded a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which has been sublet at a higher rate than the previously expected sublease income. Other costs of $316 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999, excess leased facility costs, and other costs incurred to restructure the organization.

For the nine months ended September 30, 2004, the Company recorded special charges of $4,370. These charges primarily consisted of accruals for excess leased facilities and costs incurred for employee terminations.

Excess leased facility costs of $1,240 primarily consisted of adjustments to previously recorded non-cancelable lease payments for leases of facilities in North America and Europe. These adjustments resulted from reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition, the Company recorded a $758 write-off of leasehold improvements for a facility in North America that was previously abandoned.

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

Other costs in 2004 of $590 included costs incurred to restructure the organization other than employee rebalances and excess leased facility costs. In addition, the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2005:

	Accrued Special Charges at December 31, 2004	2005 Charges / (Benefits)	2005 Payments	Accrued Special Charges at September 30, 2005 (1)
Employee severance and related costs	3,038	2,763	(5,197)	604
Lease termination fees and other facility costs	8,007	(459)	(920)	6,628
Other costs	1,287	225	(143)	1,369

Total	$12,332	$2,529	$(6,260)	$8,601

(1)	Of the $8,601 total accrued special charges at September 30, 2005, $5,118 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $3,483 represented the short-term portion of accrued special charges.

(10)	Merger and Acquisition Related Charges – In September 2005, the Company acquired Accelerated Technology (UK) Limited, a distributorship of Mentor Graphics’ products and services. The total purchase price including acquisition costs was $905. The excess of tangible assets acquired over liabilities assumed was $613. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a value assigned to goodwill of $202 and other identified intangible assets of $90. The other identified intangible assets will be amortized to operating expenses over three years.

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in-vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, which will result in cash expenditures within twelve months of the date of acquisition. Severance costs affected five employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,818. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $580, goodwill of $11,202, technology of $2,450, deferred tax asset of $1,512, and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years and other identified intangible assets will be amortized to operating expenses over five years. Of the $4,800 of other identified intangible assets, $3,700 will be amortized to operating expenses over five years and $1,100 will be amortized to operating expenses over two years.

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology will be amortized to cost of revenues over two years, and other identified intangible assets will be amortized to operating expenses over three years.

During the nine months ended September 30, 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth, which supported the premium paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares were deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $104 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $1,318. The Company recorded earn-out amounts based on related revenues derived from 0-In products and technologies of $884 in 2004 and $670 in the nine months ended September 30, 2005. The cost of the acquisition, including subsequent earn-out, was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $6,400, goodwill of $40,307, technology of $4,400, and other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years.

Additionally, during the nine months ended September 30, 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK), for a total ownership interest of 100%, and (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip). The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these three acquisitions was $7,750. The aggregate excess of liabilities assumed over tangible assets acquired was $338. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process R&D of $1,250, goodwill of $3,690, technology of $1,050 and other identified intangible assets of $770, net of related deferred tax liability of $80. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208. The Company used an independent third party valuation firm to determine the allocation of the purchase price of these acquisitions.

The separate results of operations for the acquisitions during the nine months ended September 30, 2005 and 2004 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

(11)	Gain on Sale of Asset – In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 during the nine months ended September 30, 2005.

(12)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound sterling where the Company is in a short position. See the discussion of revenues and expenses denominated in foreign currencies in “Effects of Foreign Currency Fluctuations” under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any gain or loss deferred through that date remains in accumulated other comprehensive income until the forecasted transaction occurs at which time it is reclassified to the consolidated statement of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income or expense.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,163 and $3,264 at September 30, 2005 and December 31, 2004, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Nine months ended September 30,	2005	2004
Beginning balance	$1,144	$—
Changes in fair value of cash flow hedges	(562)	1,014
Hedge ineffectiveness recognized in earnings	(532)	—
Net (gain) loss transferred to earnings	167	(327)

Net unrealized gain	$217	$687

The remaining balance in accumulated other comprehensive income at September 30, 2005 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2005 and 2006. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred a deferred loss of $425 and a deferred gain of $897 to system and software revenues relating to foreign currency contracts hedging revenues for the nine months ended September 30, 2005 and 2004, respectively. The Company transferred a deferred gain of $258 and a deferred loss of $570 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the nine months ended September 30, 2005 and 2004, respectively.

The Company discontinued hedges of Japanese yen revenues during the nine months ended September 30, 2005 because it was probable that the original forecasted transactions would not occur. As a result, the Company recognized a gain in hedge ineffectiveness of $367. Additionally, the Company reclassified a gain of $165 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. The Company recorded hedge ineffectiveness in other income, net.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $501 and $352 for the three months ended September 30, 2005 and 2004, respectively, and $1,487 and $737 for the nine months ended September 30, 2005 and 2004, respectively. The Company recorded expense related to time value in interest expense of $405 and $137 for the three months ended September 30, 2005 and 2004, respectively, and $968 and $375 for the nine months ended September 30, 2005 and 2004, respectively.

(13)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased under one to two year lease terms.

Indemnifications

The Company’s license and services agreements generally include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer or a multiple of that amount. At September 30, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relations matters. The Company believes that the outcome of current litigation, individually and in the aggregate, will not have a material effect on the Company’s results of operations.

(14)	Related Party Transactions - Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. The Company recognized revenue from these customers of $3,262 and $3,101 during the three months ended September 30, 2005 and 2004, respectively, which represented 2.0% and 1.9% of the Company’s total revenues, respectively. The Company recognized revenue from these customers of $11,588 and $10,361 during the nine months ended September 30, 2005 and 2004, respectively, which represented 2.4% and 2.1% of the Company’s total revenues, respectively. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

(15)	Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

The Company operates exclusively in the electronic design automation (EDA) industry. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace,

communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and the Pacific Rim, and through distributors where third parties can extend sales reach more effectively or efficiently. The Company’s reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Americas	$61,702	$68,653	$203,901	$216,575
Europe	54,583	47,637	140,616	134,757
Japan	22,989	31,337	79,074	98,490
Pacific Rim	25,535	14,333	60,388	46,185

Total	$164,809	$161,960	$483,979	$496,007

Operating income (loss)
Americas	$30,604	$30,339	$105,995	$113,100
Europe	33,066	26,814	72,511	69,740
Japan	13,288	20,544	48,405	67,226
Pacific Rim	20,015	10,108	45,110	33,110
Corporate	(95,187)	(92,579)	(289,571)	(274,793)

Total	$1,786	$(4,774)	$(17,550)	$8,383

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Integrated Circuit Design	$116,789	$108,340	$333,535	$340,328
Systems Design	41,779	47,120	129,437	135,695
Professional Services	6,241	6,500	21,007	19,984

Total	$164,809	$161,960	$483,979	$496,007

(16)	Recent Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges. Additionally, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to determine the period specific effects of the change. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Business Environment

Business at the end of 2004 was strong and broad based with system and software bookings and backlog up significantly in 2004 compared to the prior year. Bookings are the value of orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. Backlog consists of bookings for which revenue has not been recognized as of the balance sheet date because one or more of the revenue recognition criteria have not been met. During the three months ended September 30, 2005, the Company experienced a 2% increase in system and software revenues year over year. This increase followed two consecutive quarters with year over year declines. In addition to a return of bookings strength, the Company continued to experience strength in areas of average deal size and number of transactions for the three months ended September 30, 2005. The largest ten transactions for the quarter accounted for approximately 46% of total system and software bookings as compared to 39% in the second quarter. The number of new customers during the three months ended September 30, 2005 returned to historical levels, approximately flat with levels experienced during the comparable period of 2004. Backlog increased during the three months ended September 30, 2005 while backlog decreased over the comparable period in the prior year.

After a significant year over year bookings decline in the first six months of 2005, the Calibre family of products had a strong third quarter. With 91% bookings growth in third quarter 2005 over the comparable period of 2004, the Calibre products made up the deficit from first and second quarter and now show cumulative growth for the nine months ended September 30, 2005. Despite the decline in bookings in the first six months of 2005, the Company continues to be confident in the long-term health of this product line. With strong third quarter bookings performance, the Company continues to believe that Calibre will experience year over year growth for the full year 2005 as a result of high levels of product introductions and benchmarking activities, in addition to a large portfolio of expiring term deals with upfront revenue recognition available for renewal in the last three months of 2005. The Company does not believe the weakness Calibre experienced in first half of 2005 indicates a future trend.

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

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Estimates – Revenue Recognition” on page 21 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2004 marked the fourth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. The Company believes this trend will continue in 2005.

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

Product Developments

During 2005, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. Through both internal development and strategic acquisitions, the Company has focused on areas where it believes it can build a leading market position, or extend an existing leading market position.

During the nine months ended September 30, 2005, the Company launched its constraint editor system (CES) into its Expedition™ Series and Board Station® RE PCB design flows. Providing a centralized constraint editor simplifies the task of managing constraints that previously had to be entered into individual tools in the flow separately. Also during the nine months ended September 30, 2005, the Company launched Questa. The Questa verification products extend Mentor’s functional verification solution by offering a single product with built-in support for testbench automation, coverage-driven verification (CDV), assertion-based verification (ABV), and transaction-level modeling (TLM). These new methodologies enhance traditional simulation technology to achieve faster and more complete verification of systems. During the three months ended September 30, 2005, the Company launched a new version of its Capital Harness System product suite. The product is used by engineers to design the electrical interconnect systems typically found on transportation platforms like automobiles.

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

Q3 2005 Financial Performance

•	Total revenues were $164,809 and $483,979 for the three and nine months ended September 30, 2005, respectively, a 2% increase and 2% decrease over the comparable periods of 2004, respectively. For the three month period, the increase resulted from strength in IC Design to Silicon and New and Emerging Markets, partially offset by weakness in Integrated System Design and Scalable Verification. Revenue strength in IC Design to Silicon was broad led by Calibre RET (Resolution Enhancement Technology). Revenue strength in New and Emerging Markets came from the Company’s TestKompress, Automotive and Catapult C product lines. For the nine month period, the decline was primarily due to weakness in Scalable Verification and Integrated Systems Design. Revenue weakness in Scalable Verification was concentrated in the ModelSim and emulation product lines, while weakness in Integrated Systems Design was primarily concentrated in the Company’s Board Station product line. This decline was partially offset by strength in IC Design to Silicon, New and Emerging Markets, and Service and Support. Revenue strength in IC Design to Silicon was primarily attributable to shipments of the Calibre RET (Resolution Enhancement Technology) and Interactive Verification product lines, while New and Emerging Markets strength came from the Company’s TestKompress, Automotive and Catapult C product lines.

•

System and software revenues were $91,492 and $264,427 for the three and nine months ended September 30, 2005, respectively, a 2% increase and 6% decrease from system and software revenues for the comparable periods of 2004. Product revenue split by license model for the third quarter of 2005 was 51% term with upfront revenue recognition, 33% perpetual and 16% term with ratable revenue recognition

(which includes due and payable revenue recognition), compared to third quarter 2004 product revenue splits of 47% term with upfront revenue recognition, 34% perpetual and 19% term with ratable revenue recognition.

•	Service and support revenues were $73,317 and $219,552 for the three and nine months ended September 30, 2005, respectively, a 2% and 3% increase over the comparable periods of 2004, respectively, primarily due to the strengthening of certain foreign currencies and the growth in the Company’s installed base of customers under support contracts.

•	By geography, revenues in the Americas decreased 10% and 6%, respectively, for the three and nine months ended September 30, 2005 as compared to the comparable periods of 2004. Revenues increased 15% and 4% in Europe as compared to the comparable periods of 2004, decreased 27% and 20%, respectively, over the first three and nine months of 2005 in Japan as compared to 2004, and increased 78% and 31%, respectively, in Pacific Rim for the three and nine months ended September 30, 2005 from the comparable periods of 2004. The Americas contributed the largest share of revenues at nearly 37% and 42%, respectively, for the three and nine months ended September 30, 2005, compared to 42% and 44%, respectively, for the three and nine months ended September 30, 2004.

•	Net income for the three months ended September 30, 2005 was $159 and net loss for the nine months ended September 30, 2005 was $11,070, compared to net loss of $5,746 and $36,364 for the comparable periods of 2004. Improvement for the third quarter earnings resulted from higher revenue and lower operating expenses. Improvement in earnings for the nine months ended September 30 resulted from the absence of a large tax expense recorded in 2004 on an inter-company dividend, offset by lower revenue and higher operating expenses.

•	Trade accounts receivable, net decreased to $208,512 at September 30, 2005, down 14% from $242,690 at the end of 2004. Average days sales outstanding increased to 114 days at September 30, 2005 from 102 days at the end of 2004.

•	Cash generated from operating activities was $26,618 for the nine months ended September 30, 2005 compared to $37,161 for the comparable period in 2004. At September 30, 2005, cash, cash equivalents and short-term investments were $102,098, up 8% from $94,287 at December 31, 2004.

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

System and software revenues – The Company derives system and software revenues from the sale of licenses of software products and emulation hardware systems.

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

The Company has also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained, of the abandoned office space and to write off leasehold improvements on abandoned office space. The Company works with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine the best estimate of the net loss. The Company’s estimates of expected sublease income could change based on factors that affect the Company’s ability to sublease those facilities such as general economic conditions and the real estate market. If the real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments may be required, which would result in additional special charges in the period such determination was made. Likewise, if the real estate market strengthens and the Company is able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

Three months ended September 30,	2005	Change	2004
System and software revenues	$91,492	2%	$89,933
System and software gross margin percent	93%		94%
Service and support revenues	73,317	2%	72,027
Service and support gross margin percent	73%		72%

Total revenues	$164,809		$161,960

Nine months ended September 30,	2005	Change	2004
System and software revenues	$264,427	(6%)	$282,545
System and software gross margin percent	92%		93%
Service and support revenues	219,552	3%	213,462
Service and support gross margin percent	73%		72%

Total revenues	$483,979		$496,007

System and Software

The Company derives system and software revenues from the sale of licenses of software products and emulation hardware systems. The increase for the three months ended September 30, 2005 was due primarily to strength in IC Design to Silicon as well as improvement in New and Emerging Markets from the Company’s Automotive, Catapult C, and Design Data Management product lines, partially offset by weakness in the Scalable Verification and Integrated Systems Design areas. The decrease for the nine months ended September 30, 2005 was primarily due to a decrease in Scalable Verification revenues concentrated in the ModelSim product line, driven largely by a very strong comparable period of 2004. The decrease in revenue was partially offset by a favorable impact of approximately 1% due to the strengthening of foreign currencies for the nine months ended September 30, 2005.

System and software gross margins were lower for the three and nine months ended September 30, 2005 compared to the comparable periods of 2004 primarily due to lower margin sales on older emulation hardware products and an increase in emulation technology amortization. In addition, gross margin was impacted by write-downs of emulation hardware systems inventory of $313 and $2,049 for the three and nine months ended September 30, 2005, respectively, compared to $442 and $2,035 for the comparable periods of 2004. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $937 and $3,927 was sold during the three and nine months ended September 30, 2005, respectively, compared to $1,057 and $3,631 for the comparable periods of 2004.

Amortization of purchased technology to system and software cost of revenues was $3,076 and $8,489 for the three and nine months ended September 30, 2005, respectively, compared to $2,672 and $7,642 for the comparable periods of 2004. The increase in amortization of purchased technology was primarily due to acquisitions during the first half of 2005 and the last half of 2004. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from software and hardware maintenance services and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three and nine months ended September 30, 2005 was primarily attributable to the growth in the installed base of customers under support contracts and strengthening of foreign currencies.

Service and support gross margins increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004 due to the strengthening of foreign currencies offset by an increase in employee labor costs.

Geographic Revenues Information

	Three months ended September 30,			Nine months ended September 30,
	2005	Change	2004	2005	Change	2004
Americas	$61,702	(10%)	$68,653	$203,901	(6%)	$216,575
Europe	$54,583	15%	$47,637	$140,616	4%	$134,757
Japan	$22,989	(27%)	$31,337	$79,074	(20%)	$98,490
Pacific Rim	$25,535	78%	$14,333	$60,388	31%	$46,185

Total	$164,809	2%	$161,960	$483,979	(2%)	$496,007

Revenues in the Americas decreased for the three and nine months ended September 30, 2005 as compared to the comparable periods of 2004 due to lower software product sales. Revenues outside the Americas represented 63% and 58% of total revenues for the three and nine months ended September 30, 2005, compared to 58% and 56% for the comparable periods of 2004. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 1% for the nine months ended September 30, 2005. Exclusive of currency effects, the increase in revenues for the three and nine months ended September 30, 2005 compared to the comparable periods of 2004 was primarily due to higher software product sales partially offset by lower emulation sales. The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 1% for the three months ended September 30, 2005 and positively impacted Japanese revenues by approximately 2% for the nine months ended September 30, 2005. Exclusive of currency effects, the decrease in revenues for the three and nine months ended September 30, 2005 compared to the comparable periods of 2004 was due to a decline in software product sales. Revenues in the Pacific Rim increased for the three and nine months ended September 30, 2005 as compared to the comparable periods of 2004 primarily due to higher software product revenues and an increase in support revenue. The Company believes that fluctuations in comparable periods from one year to the next may be due to the size and timing of orders from a very limited number of large customers. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2005	Change	2004	2005	Change	2004
Research and development	$51,563	1%	$50,990	$159,066	8%	$147,695
Marketing and selling	$64,728	2%	$63,304	$197,627	3%	$191,055
General and administration	$19,883	10%	$18,120	$57,343	3%	$55,430
Amortization of intangible assets	$1,059	16%	$916	$3,153	27%	$2,488
Special charges	$(48)	(109%)	$507	$2,529	(42%)	$4,370
Merger and acquisition related charges	$—	(100%)	$7,290	$750	(90%)	$7,650

Research and Development

R&D costs increased for the three and nine months ended September 30, 2005 over the comparable periods of 2004 primarily due to higher headcount in the following areas: (i) IC Design to Silicon, (ii) the Embedded Systems product line, and (iii) Scalable Verification, due to acquisitions in the second quarter of 2005 and the third quarter of 2004. Additionally, the increase for the nine months ended September 30, 2005 was due to a $4,750 charge in the second quarter for a purchase of technology that had not reached technological feasibility. This technology will be the basis for a new offering in the Calibre product family expected in 2006.

Marketing and Selling

Marketing and selling costs increased for the three and nine months ended September 30, 2005 over the comparable periods of 2004 primarily due to increased headcount.

General and Administration

General and administration expenses increased for the three and nine months ended September 30, 2005 over the comparable periods of 2004. A weaker United States dollar during 2005 increased general and administration expenses for the three and nine months ended September 30, 2005. In addition, total salaries and benefits increased for the three months ended September 30, 2005 over the comparable period of 2004.

Amortization of Intangible Assets

Amortization of intangible assets increased for the three and nine months ended September 30, 2005 as compared to the comparable periods of 2004 due to acquisitions during the first half of 2005 and the last half of 2004.

Special Charges

For the nine months ended September 30, 2005, the Company recorded special charges of $2,529. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 68 employees during the nine months ended September 30, 2005. The reduction impacted several employee groups. Employee severance costs of $2,763 included severance benefits, notice pay and outplacement services. The total rebalance charge represented the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were expended during the first nine months of 2005. There have been no significant modifications to the amount of these charges.

In addition, during the nine months ended September 30, 2005, the Company recorded a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which has been sublet at a higher rate than the previously expected sublease income. Other costs of $316 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999, excess leased facility costs, and other costs incurred to restructure the organization.

For the nine months ended September 30, 2004, the Company recorded special charges of $4,370. These charges primarily consisted of accruals for excess leased facilities and costs incurred for employee terminations.

Excess leased facility costs of $1,240 primarily consisted of adjustments to previously recorded non-cancelable lease payments for leases of facilities in North America and Europe. These adjustments resulted from reductions to the estimated expected sublease income primarily due to the real estate markets in which these facilities are located remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities should be expended over seven years. In addition, the Company recorded a $758 write-off of leasehold improvements for a facility in North America that was previously abandoned.

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

Other costs in 2004 of $590 include costs incurred to restructure the organization other than employee rebalances and excess leased facility costs. In addition, the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

Merger and Acquisition Related Charges

In September 2005, the Company acquired Accelerated Technology (UK) Limited, a distributorship of Mentor Graphics’ products and services. The total purchase price including acquisition costs was $905. The excess of tangible assets acquired over liabilities assumed was $613. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a value assigned to goodwill of $202 and other identified intangible assets of $90. The other identified intangible assets will be amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in-vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, which will result in cash expenditures within twelve months of the date of acquisition. Severance costs affected 5 employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,818. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $580, goodwill of $11,202, technology of $2,450, deferred tax asset of $1,512, and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years and other identified intangible assets will be amortized to operating expenses over five years. Of the $4,800 of other identified intangible assets, $3,700 will be amortized to operating expenses over five years and $1,100 will be amortized to operating expenses over two years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology will be amortized to cost of revenues over two years, and other identified intangible assets will be amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Other Income, Net

Other income, net totaled $4,144 and $10,601 for the three and nine months ended September 30, 2005, respectively, compared to $2,479 and $5,699 for the comparable periods in 2004. Other income, net includes interest income which was $3,089 and $8,950 for the three and nine months ended September 30, 2005, respectively, compared to $2,230 and $5,722 for the comparable periods of 2004. Interest income includes income related to the Company’s term license installment agreements of $2,000 and $5,976, for the three and nine months ended September 30, 2005, respectively, compared to $1,570 and $4,260 for the comparable periods of 2004. The increase in interest income related to term license installment agreements is primarily attributable to the increase in average interest rates for the outstanding term agreements during the applicable periods. In addition, the Company recorded income relating to time value of foreign currency contracts of $501 and $1,487 for the three and nine months ended September 30, 2005, respectively, compared to $352 and $737 for the comparable periods in 2004. Other income, net was impacted by a foreign currency gain of $195 and $238 for the three and nine months ended September 30, 2005, respectively, compared to losses of $311 and $182 for the comparable periods of 2004. Other income, net was favorably impacted by (i) a net gain on the sale of a building of $957 in March 2005, (ii) a gain in hedge ineffectiveness of $532 in September 2005, and (iii) a net gain on sale of investment of $469 for the three and nine months ended September 30, 2005 and $745 for the comparable periods of 2004.

Interest Expense

Interest expense was $5,461 and $16,130 for the three and nine months ended September 30, 2005, respectively, compared to $4,755 and $13,781 for the comparable periods in 2004. Interest expense was primarily attributable to the Company’s fixed rate convertible subordinated notes and floating rate debentures issued in September 2002 and August 2003, respectively. In addition, the second quarter of 2005 includes $397 for the write-off of unamortized bank fees and other costs related to the Company’s former revolving credit facility, which was replaced by a new revolving credit facility in June 2005, as described in Note 4, “Short-Term Borrowings,” in Item 1, “Financial Statements.” The Company recorded interest expense relating to the time value of foreign currency contracts of $405 and $968 for the three and nine months ended September 30, 2005, respectively, and $137 and $375 for the three and nine months ended September 30, 2004, respectively.

Provision for Income Taxes

The provision for income taxes was $310 for the three months ended September 30, 2005 and the benefit from income taxes was $12,009 for the nine months ended September 30, 2005 compared to a benefit from income taxes of $1,304 for the three months ended September 30, 2004 and a provision for income taxes of $36,665 for the nine months ended September 30, 2004. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, the Company evaluates its provision for income taxes based on its projected results of operations for the full year and records an adjustment in the current quarter. Despite the net losses incurred in the first nine months of 2005, the Company is projecting pre-tax income for the year. Accordingly the Company has applied the estimated annual effective tax rate to the pre-tax loss for the nine months ended September 30, 2005, resulting in a tax benefit for the nine months ended September 30, 2005. The effective tax rate for the remainder of 2005 could change significantly if actual results are different than current outlook-based projections.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. To qualify for the incentive provided for under the Act, a qualifying dividend has to be repatriated by the Company on or before December 31, 2005. The deduction is subject to a number of limitations which may limit the amount of any distribution eligible for the dividends received deduction made under the Act to an amount less than the total distribution. Recent guidance issued in connection with the Act removed many uncertainties with respect to how the limitations contained in the Act would apply to the Company. In addition, in December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the foreign Repatriation within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 provides guidance for recording the potential impact of the repatriation provisions of the Act on an entity’s income tax expense and deferred tax liability. The Company has not yet decided on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, the Company has not adjusted its provision for income taxes or deferred tax liability to reflect the repatriation provisions of the Act. The Company expects to be in a position to finalize its assessment by the end of 2005.

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

The Company has settled its U.S. federal income tax obligation through 2001 and is currently under examination by the IRS for its 2002 and 2003 federal income tax returns. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes its tax reserves are adequate to cover potential liabilities that could result from current and future examinations.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first nine months of 2005. For 2005 and 2004, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $22,619 at September 30, 2005 from $30,762 at December 31, 2004. This reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the United States dollar since year-end 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at September 30, 2005 were $102,098 compared to $94,287 at December 31, 2004. Cash provided by operating activities was $26,618 for the nine months ended September 30, 2005 compared to $37,161 for the comparable period in 2004.

The decrease in cash flows from operating activities was primarily due to (i) a decrease in income (loss) before income taxes in the nine months ended September 30, 2005, (ii) a decrease in income taxes payable compared to an increase in the same period in 2004 and (iii) a smaller increase in deferred revenue in the first nine months of 2005 compared to 2004. The decrease in cash flows from operating activities was partially offset by (i) a larger decrease in trade accounts receivable in the first nine months of 2005 compared to 2004 and (ii) a decrease in term receivables in the first nine months of 2005 compared to an increase during the same period in 2004.

Cash used in investing activities, excluding short-term investments, was $30,707 for the nine months ended September 30, 2005, compared to $27,461 for the comparable period in 2004. Cash used for investing activities for the nine months ended September 30, 2005 consisted of cash paid for the acquisition of businesses and equity interests of $23,648, including payments of holdbacks and transaction costs related to prior-year acquisitions of $2,538, and capital expenditures of $17,259, partially offset by net proceeds of $9,731 from the sale of a property. Cash used for investing activities for the comparable period in 2004 included cash paid for acquisition of businesses and equity interests of $8,039, capital expenditures of $16,833 and purchases of intangible assets of $3,334.

Cash provided by financing activities was $13,836 for the nine months ended September 30, 2005, compared to $20,015 for the comparable period in 2004. The decrease of $6,179 in the nine months ended September 30, 2005 was primarily due to a reduction in short-term borrowings of $1,981 compared to proceeds from short-term borrowings of $2,391 for the comparable period in 2004. Financing cash flows were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $17,904 and $19,155 during the nine months ended September 30, 2005 and 2004, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $208,512 at September 30, 2005 from $242,690 at December 31, 2004. Excluding the current portion of term receivables of $129,367 and $125,832, average days sales outstanding were 43 days and 49 days at September 30, 2005 and December 31, 2004, respectively. Average days sales outstanding in total accounts receivable increased to 114 days at September 30, 2005 from 102 days at December 31, 2004. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended September 30, 2005 as compared to the three months ended December 31, 2004. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other increased to $26,966 at September 30, 2005 from $23,289 at December 31, 2004, primarily due to prepayments for income and consumption taxes, employee benefits and sales commissions. The increase was partially offset by a decrease in the fair value of derivatives.

Term Receivables, Long-Term

Term receivables, long-term decreased to $117,408 at September 30, 2005 from $139,146 at December 31, 2004. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from 2004 was due to seasonally lower quarterly average term license revenue since the fourth quarter of 2004 whereby the scheduled run-off of long-term receivables was less than offset by new term license transactions.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased to $79,567 at September 30, 2005 from $91,224 at December 31, 2004. The decrease was primarily due to the sale in March 2005 of a building the Company was no longer utilizing. The building and related assets had carrying value, net of accumulated depreciation, at the sale date of $8,774. The decrease was also due to depreciation of property, plant and equipment, partially offset by normal quarterly capital purchases.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased to $54,442 at September 30, 2005 from $81,709 at December 31, 2004. The decrease was primarily due to payments of the 2004 annual and fourth quarter incentive bonus compensation in the first quarter of 2005, in addition to a decrease in accrued sales commissions as a result of a decrease in commissionable revenue in the first nine months of 2005.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software maintenance services. Deferred revenue increased to $106,599 at September 30, 2005 from $103,336 at December 31, 2004. The increase was primarily due to annual support contract renewals offset by normal amortization of prepayments on existing contracts.

Capital Resources

Expenditures for property, plant and equipment increased to $17,259 for the nine months ended September 30, 2005 compared to $16,833 for the comparable period of 2004. Expenditures for property, plant and equipment in the nine months ended September 30, 2005 and 2004 did not include any individually significant projects. In the nine months ended September 30, 2005, the Company acquired (i) Volcano, (ii) Aptix and (iii) Accelerated Technology (UK) Limited, which resulted in net cash payments of $19,904. Additionally, the Company paid $2,538 related to holdbacks and transaction costs on prior year acquisitions. In the nine months ended September 30, 2004, the Company acquired (i) Project Technology Inc., (ii) a minority equity interest in M2000, a French company, (iii) the remaining 49% minority interest in MGK, (iv) 0-In Design Automation Inc. and (v) the parallel and serial ATA IP business division of Palmchip Corporation, which resulted in net cash payments of $6,306. Additionally, the Company paid $1,733 related to holdbacks and transaction costs on prior year acquisitions. The Company also paid $3,334 in the nine months ended September 30, 2004 related to purchases of technology from (i) Atair, (ii) LSI Logic, (iii) Analog Bits and (iv) Rox Software Technology.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023 in a private offering pursuant to SEC Rule. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.69% and 2.92% for the nine months ended September 30, 2005 and 2004, respectively. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at September 30, 2005. The Company may redeem some or all of the Notes for cash. The Notes rank pari passu with the Debentures.

The Company may elect to purchase or otherwise retire some or all of its Notes or Debentures with cash, stock, or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes that market conditions are favorable to do so. Such purchases may have a material effect on the Company’s liquidity, financial condition and results of operations.

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2005 and 2004 against this credit facility or against the previous credit facility and had no balance outstanding at September 30, 2005 or December 31, 2004.

The Company’s primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service and acquisition opportunities that may arise. The Company’s primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. The Company anticipates that current cash balances, anticipated cash flows from operating activities, including the effects of financing customer term receivables, amounts available under existing credit facilities, or other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet its working capital needs on a short-term and long-term basis. The Company’s sources of liquidity could be adversely affected by a decrease in demand for the Company’s products or a deterioration of the Company’s financial ratios.

Stock Repurchases

The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the nine months ended September 30, 2005 and 2004. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

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

Outlook for 2005

Revenues for the fourth quarter of 2005 are expected to be approximately $216,000, while earnings per share for the same period is expected to be approximately $0.22. Revenues for the year ended December 31, 2005 are expected to be approximately $700,000 and earnings per share is expected to be approximately $0.08.

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

The Company’s forecasts of its revenues and earnings outlook may be inaccurate and could materially adversely impact the Company’s business or its planned results of operations.

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

The Company has experienced, and may continue to experience, varied quarterly operating results. Various factors affect the Company’s quarterly operating results and some of these are not within the Company’s control, including customer demand, the timing of significant orders and the mix of licenses used to sell the Company’s products. The Company experiences seasonality in demand for its products, due to the purchasing cycles of its customers, with revenues in the fourth quarter generally being the highest. The Company receives a majority of its software product revenues from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of the Company’s revenues come from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue recognition for a given quarter. If the Company fails to receive expected orders, particularly large orders, the Company’s revenues for that quarter could be materially adversely impacted. In such an event, the Company could fail to meet investors’ expectations, which could have a material adverse impact on the Company’s stock price.

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

The Company incurs substantial expense to develop new software products. Research and development activities are often performed over long periods of time. This effort may not yield a successful product offering or the product may not satisfy customer requirements. As a result, the Company would realize little or no revenues related to its investment in research and development.

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

The Company has a substantial level of indebtedness. As of September 30, 2005, the Company had $289.8 million of outstanding indebtedness, which includes $171.5 million of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $110.0 million of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023. This level of indebtedness among other things, could:

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2005. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$31,715	3.68%
Short-term investments – fixed rate	43,006	3.67%

Total fixed rate interest bearing instruments	$74,721	3.67%

The Company had convertible subordinated notes of $171,500 outstanding with a fixed interest rate of 6 7/8% at September 30, 2005. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at September 30, 2005. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

At September 30, 2005, the Company had a four-year revolving credit facility, which terminates on June 1, 2009, which allows the Company to borrow up to $120,000. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no short-term borrowings against the credit facility at September 30, 2005.

The Company had other long-term notes payable of $1,094 and short-term borrowings of $7,210 outstanding at September 30, 2005 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $83.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. At September 30, 2005, the Company had options outstanding to sell Japanese yen with contract values totaling $45,987 at a weighted average contract rate of 112.53, to buy the Euro with contract values totaling $30,456 at a weighted average contract rate of 1.26 and to buy the British pound with contract values totaling $12,500 at a weighted average contract rate of 1.85.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of September 30, 2005 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in 2005.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Japanese Yen	$90,690	109.43	JPY
Euro	63,503	1.25	USD
British Pound	17,440	1.78	USD
Swedish Krona	6,611	7.51	SEK
Indian Rupee	6,268	44.11	INR
Canadian Dollar	4,344	1.18	CAD
Other	10,006	—

Total	$198,862

Item 4.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Dated: November 8, 2005	MENTOR GRAPHICS CORPORATION
(Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley
President