Form 10-K
period 2005-12-31
MENTOR GRAPHICS CORP
filed 2006-03-15
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $792,914,297 on June 30, 2005 based upon the last price of the Common Stock on that date reported in the Nasdaq National Market. On February 28, 2006, there were 80,159,066 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2006 Proxy Statement	Part III

Part I

Item 1. Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Item 1A “Risk Factors.”

GENERAL

Mentor Graphics Corporation (the Company) is a technology leader in electronic design automation (EDA), providing software and hardware design solutions that enable companies to develop better electronic products faster and more cost-effectively. The Company develops, manufactures, markets, sells and supports EDA products and provides related services, which are used by engineers to design, analyze, simulate, model, implement and verify the components of electronic systems. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. Customers use the Company’s products in the design of wire harness systems and semiconductors, (such as microprocessors, field programmable gate arrays (FPGAs), and memory and application specific integrated circuits) and printed circuit boards. Consequently, the Company’s products are used in the design and development of a diverse set of electronic products, including automotive electronics, video game consoles, telephone-switching systems, cellular handsets, computer network hubs and routers, signal processors, personal computers, 3-D graphics boards, digital audio broadcast radios, smart cards, and products enabled with the Bluetooth short-range wireless radio technology, networking technology and MP3 players. The Company licenses its products through its direct sales force and a channel of distributors and sales representatives. The Company was incorporated in Oregon in 1981 and its common stock is traded on the Nasdaq National Market under the symbol “MENT.” The Company’s executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. The Company website address is www.mentor.com. Electronic copies of reports filed by the Company with the Securities and Exchange Commission (SEC) are available through the Company’s website promptly after such reports are filed with the SEC.

PRODUCTS

The Company’s products help engineers overcome increasingly complex challenges in the design of electronic systems. The Company’s products are designed to make design engineers more productive, improve the accuracy of complex designs and shrink time-to-market schedules.

Electrical engineers begin the design process by describing the architectural, behavioral, functional and structural characteristics of an integrated circuit (IC), a printed circuit board (PCB) or an electronic system. In this process the engineer describes the overall product system architecture, implements it by creating a design description, verifies the design to reveal defects and modifies the description until it meets the previously determined design specifications. Engineers use the Company’s products to specify the components of the IC, PCB or electronic system, determine the interconnections among the components and define the components’ associated physical properties. Engineers use the Company’s verification products throughout the design process to identify design errors and test design alternatives before the design is manufactured. During the manufacturing process, the Company’s software test products help identify defective parts and improve yields.

Scalable Verification

The Company provides its customers tools for verifying that complex chip designs actually function as intended. Functional errors at the system level are the leading cause of design revisions affecting product time to market and profitability. Hardware Description Languages (HDLs) supported by these products include Verilog, SystemVerilog, VHDL, System C and Assertion-Based Verification with property specification language (PSL).

The Questa™ functional verification platform, introduced in 2005, includes support for HDL simulation and new verification methodologies. Questa™ is used for advanced application-specific integrated circuits (ASIC) and System on Chip (SoC) verification. ModelSim® is a leading HDL mixed-language digital simulator that enables hardware designers to verify that their chip designs function correctly before the design is manufactured, and is used for ASIC, SoC and FPGA design verification. The Company’s Scalable Verification™ Platform, which works with Questa™, combines standards support, new tools and a design for verification methodology to minimize functional verification cycles and avoid costly re-designs. The Scalable Verification™ Platform enables verification to be performed in the early stages of design.

Along with the ModelSim digital simulator, the Company’s analog/mixed-signal simulators and steady-state and modulated steady-state simulators address the unique challenges of analog/mixed-signal designs. These products allow circuit designers to verify the functionality and performance of very large and complex designs quickly and accurately and also help avoid long verification cycles, excessive iterations and expensive silicon turns. The Eldo analog and radio frequency (RF) system simulator software products are primarily used for the design and verification of complex analog and RF effects in digital and mixed-signal circuits. The ADVance MSTM tool combines digital, analog/mixed signal, and RF simulator technology into a single, integrated tool.

SoC Verification products include the Seamless® hardware/software co-verification software product family and emulation products. The Seamless® product family enables simultaneous simulation of the hardware and software components of a system design. Seamless® tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype. Platform Express and Perspecta, new products that have recently been added to the Seamless® product family, include more system-level design creation and analysis capabilities. The Company provides emulation hardware systems, which allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and/or timing of such circuits.

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

To meet these challenges, the Calibre® product line is specifically engineered for physical verification and manufacturability of leading-edge IC designs. The Calibre tool integrates physical verification with subwavelength design resolution enhancement and mask data preparation. The Calibre physical verification tool suite, Calibre DRCTM and Calibre LVSTM, helps ensure that IC physical designs conform to foundry manufacturing rules and match the intended functionality of the chip. For advanced designs, the Calibre product line capitalizes on its verification engine to provide a tool suite to model, modify and verify layouts for all resolution enhancement technology techniques, including optical and process correction, phase-shift mask, scattering bars and off-axis illumination. With the addition of mask data preparation capability, the Calibre tool has extended this flow to aspects of mask manufacturing. The Calibre xRCTM product, a full-chip, transistor level tool, addresses the distinct requirements for parasitic extraction, a process to extract resistances, capacitances and inductances of a circuit. The Calibre tool family solution is the standard for the majority of the world’s largest integrated device manufacturers, foundries and leading-edge submicron library providers.

Integrated PCB-FPGA Systems Design

As ICs, ASICs and FPGAs become more complex and PCB fabrication technology advances to include embedded components and high-density interconnect layers, the design of PCBs is reaching new levels of complexity. These are frequently a source of design bottlenecks.

The Company’s PCB-FPGA Systems Design software products support the PCB process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, radio frequency (RF), high-speed digital and mixed signal, are supported by the Company’s PCB design tools. The Company has specific integrated products for process management, component library creation, simulation and verification of the PCB design. The Board Station® and Expedition TM series are the two main PCB design families of products used typically by large enterprise customers. The Company also offers the “ready to use” PADS® Personal Automated Design Systems product line which provides a lower cost Windows-based PCB design and layout solution. I/O Designer TM integrates FPGA I/O planning with the Company’s PCB design tools resulting in improved routing in large complex designs. The XtremePCBTM tool is a new product that offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each others edits in real-time. It is a true multi-user environment in which customers can achieve significant cycle time reductions for complex PCB designs.

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

New and Emerging Products

With the advent of 90 nanometer geometries and multi-million-gate SoC designs, complex electronics have outgrown traditional design methods. To cope with the complexity, designers are moving beyond slow, labor-intensive register-transfer level (RTL) methodologies to methodologies based on the C programming language, which offer a more efficient path to implementation. Mentor Graphics C-based design tools, including Catapult C, allow engineers to work at a higher level of abstraction, freeing them to easily explore and verify alternative device architectures, tune designs for optimal performance, size or power consumption, and automatically generate RTL descriptions, potentially saving weeks or months of development time.

In the cabling area, the Company’s Integrated Electrical Systems business unit provides specialized software for design, analysis, manufacture and data management of complex wire harness systems used by automotive, aerospace and other industries. The Capital Harness™ tool flow integrates and interconnects systems within car, truck, airplane or other platforms.

Also targeting the automotive market are tools that focus on the functional design of the electronic components of cars. The SystemVision™ product family addresses challenges associated with design and verification of electro-mechanical systems. The recently acquired Volcano™ product line assists car manufacturers and their suppliers to design, analyze and validate the increasingly complex distributed network-based control systems found in today’s automobiles.

The Company’s Data Management Systems (DMS) applications address the systems design and manufacturing cycle by providing electronics systems designers with relevant design information from enterprise product lifecycle management and enterprise resource planning information sources.

The Company also provides tools and technology to developers of embedded systems that take developers from start to finish with a full suite of Nucleus® software including modeling software, development tools such as debuggers and compilers, prototyping tools, real-time operating systems (RTOS) and middleware. These systems include common consumer products such as cellular telephones and set-top boxes.

The Company’s suite of integrated Design-for-Test (DFT) solutions for testing an ASIC or IC design’s logic and memories includes scan insertion, automatic test pattern generation (ATPG), logic and memory built-in self-test (BIST), boundary scan and Embedded Deterministic Test (EDTTM) and scan-based failure diagnosis. As part of the ATPG solution, the DFTAdvisorTM, FastScanTM and FlexTestTM tools provide scan insertion and automatic test pattern generation. The Company’s BIST solutions include MBISTArchitectTM, a flexible tool for testing a design’s embedded memories and LBISTArchitectTM, a complete design environment for analysis, insertion and simulation of logic BIST, which is primarily used for in-system testing of an IC. BSDArchitectTM automates boundary scan insertion and provides chip-level test control. In addition, the Company’s patented EDT technology compresses test data volume and time while providing high test quality, allowing semiconductor manufacturers to cost-effectively increase the quantity and quality of semiconductor testing. The Company’s EDT product, TestKompress®, allows semiconductor manufacturers to reduce the scan test time and scan test data volume for manufacturing tests for ASIC, IC and SoC designs by up to 100 times. The Company’s YieldAssistTM product provides advanced scan failure diagnosis of manufacturing test failures to help customers quickly yield defects and locate those defects in the physical layout through links to Mentor’s Calibre® products.

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

MARKETING AND CUSTOMERS

The Company’s marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, military/aerospace, networking, multimedia and transportation industries. The Company licenses its products worldwide through its direct sales force, sales representatives and distributors. During the years ending December 31, 2005, 2004 and 2003, sales outside of the Americas accounted for 57%, 57% and 51% of total sales, respectively. The Company enters into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. These contracts do not eliminate all potential impact of foreign currency fluctuations. Significant exchange rate movements may have a material adverse impact on the Company’s results. See page 28, “Effects of Foreign Currency Fluctuations,” for a discussion of the effect foreign currency fluctuation may have on the Company’s business and operating results.

No material portion of the Company’s business is dependent on a single customer. The Company has traditionally experienced some seasonal fluctuations of orders, with orders being typically stronger in the fourth quarters of each year. Due to the complexity of the Company’s products, the selling cycle can be three to six months or longer. During the selling cycle the Company’s account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, the Company’s products may also be “loaned” to customers for on-site evaluation. The Company generally ships its products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. The Company licenses its products and some third-party products pursuant to end-user license agreements.

BACKLOG

The Company’s backlog of firm orders was approximately $86.7 million on December 31, 2005 as compared to $82.5 million on December 31, 2004. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. The Company does not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a pro rata basis over the twelve-month term of each contract. Substantially all the December 31, 2005 backlog of orders is expected to ship during 2006.

MANUFACTURING OPERATIONS

The Company’s manufacturing operations primarily consist of reproduction of the Company’s software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring from Wilsonville, Oregon and San Jose, California. The Company’s line of emulation products, which has a large hardware component, is manufactured in the United States and France. Mentor Graphics (Ireland) Limited manufactures and distributes the Company’s products to markets outside the Americas through the Company’s established sales channels.

PRODUCT DEVELOPMENT

The Company’s research and development is focused on continued improvement of its existing products and the development of new products. During the years ended December 31, 2005, 2004 and 2003, the Company expensed $213 million, $202 million and $185 million, respectively, related to product research and development. The Company also seeks to expand existing product offerings and pursue new lines of business through acquisitions. In 2005, the Company recorded purchased technology and in-process research and development charges from acquisitions of $4 million. The Company’s future success depends on its ability to develop and/or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

The Company has a worldwide organization to meet its customers’ needs for software and hardware support. The Company offers support contracts providing software updates and software support, as well as hardware support for emulation products. Most of the Company’s customers have entered into support contracts. The Company has won five Software Technical Assistance Recognition (STAR) Awards from the Software Support Professionals Association for superior service in the Complex Support category. This category acknowledges companies that consistently provide a superior level of support for software used in high-end applications in fields such as engineering science, telecommunications and other technical environments. Mentor Consulting, the Company’s professional services division, is comprised of a worldwide team of consulting professionals. The services provided to customers are concentrated around the Company’s products. In addition, Mentor Consulting provides methodology development and refinement services that help customers improve their product development process.

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

The Company’s principal competitors are Cadence Design Systems, Inc. and Synopsys, Inc.

EMPLOYEES

The Company and its subsidiaries employed approximately 4,000 people full time as of December 31, 2005. The Company’s success will depend in part on its ability to attract and retain employees. The Company continues to have satisfactory employee relations.

PATENTS AND LICENSES

The Company holds approximately 225 United States and 30 foreign patents on various technologies. In 2005, the Company obtained approximately 65 patents. While the Company believes the patent applications it has pending relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. Although the Company believes that patents are less significant to the success of its business than technical competence, management ability, marketing capability and customer support, the Company believes that patents are becoming increasingly important in the EDA industry.

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

Item 1A. Risk Factors

The forward-looking statements contained under “Outlook for 2006” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for 2006”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely impact us.

The United States and international economies can experience economic downturns, which may have a material adverse affect on our results of operations. Weakness in these economies may materially adversely impact the timing and receipt of orders for our products and our results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services. In addition, mergers and company restructurings in the worldwide electronics industry may materially adversely impact demand for our products and services resulting in decreased or delayed capital spending patterns.

We are subject to the cyclical nature of the integrated circuit and electronics systems industries and any future downturns may materially adversely impact us.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies and/or a decline in general economic conditions. These downturns cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During such downturns, the number of new design projects generally decreases, which can materially adversely impact demand for our products and services.

Our forecasts of our revenues and earnings outlook may be inaccurate and could materially adversely impact our business or our planned results of operations.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a quarter in the hope of obtaining more favorable terms.

Fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders and the mix of licenses used to sell our products could materially adversely impact our business and the market price of our common stock.

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. We receive a majority of our software product revenues from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of our revenues come from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue for a given quarter. If we fail to receive expected orders, particularly large orders, our revenues for that quarter could be materially adversely impacted. In such an event, we could fail to meet investors’ expectations, which could have a material adverse impact on our stock price.

Our revenues are also affected by the mix of licenses entered into where we recognize software product revenues as payments become due and payable or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition would result in increased deferral of software product revenues to future periods and would decrease current revenues, resulting in not meeting near-term revenue expectations.

The gross margin on our software products is greater than that for our hardware products, software support and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. Additionally, the gross margin on software products varies year to year depending on the amount of royalties due to third parties for the mix of products sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relativity large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results would be materially adversely impacted.

Customer payment defaults could materially adversely impact us.

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If we are unable to collect under any of these multi-million dollar agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If we no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on our results.

Accounting rules governing revenue recognition may change.

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenues at the beginning of the license period. If this trend continues, new and revised standards and interpretations could materially adversely impact our ability to meet revenue expectations.

Forecasting our tax rates is complex and subject to uncertainty.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty as our income tax position for each year combines: (a) the effects of a mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, (b) benefits from available deferred tax assets, (c) taxes, interest or penalties resulting from tax audits and (d) changes in tax laws or the interpretation of such tax laws. In order to forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, our actual tax rate could be materially different than forecast.

New accounting standard related to equity compensation will cause us to recognize an additional expense, which will result in a reduction in our net income.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123 and supercedes APB Opinion No. 25, relating to the accounting for equity-based compensation. This statement requires us to record a charge to compensation expense for stock option grants. We currently account for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, we have elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation if the option exercise price is not less than the fair market value of the common stock at the grant date. Starting in January 2006, the FASB’s statement requires that stock-based awards be accounted for using a fair-value based method, which will require us to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. In Note 2, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data,” we calculate pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have a material adverse impact on us.

Because our common stock is publicly traded on the NASDAQ Stock Market, we are subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations continue to evolve, making compliance difficult and uncertain. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations have required us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual reports. This effort has required, and continues to require, the commitment of significant financial and managerial resources. A failure to complete a favorable assessment and obtain an auditors’ attestation could have a material adverse impact on us.

The outcome of Internal Revenue Service and other tax authorities examinations could have a material adverse affect on us.

The Internal Revenue Service and other tax authorities regularly examine our income tax returns. Significant judgment is required in determining the provision for income taxes. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows.

There are limitations on the effectiveness of controls.

We do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

The lengthy sales cycle for our products and services and delay in customer consummation of projects, make the timing of our revenues difficult to predict.

We have a lengthy sales cycle that generally extends between three and six months. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects due to customers’ budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes.

Any loss of our leadership position in certain segments of the EDA market could have a material adverse affect on us.

The industry in which we compete is characterized by very strong leadership positions in specific segments of the EDA market. For example, one company may enjoy a large percentage of sales in the physical verification segment of the market while another will have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from niche areas in which we are the strong leader. Conversely, it is difficult for us to achieve significant profits in niche areas where other companies are the leaders. If for any reason we lose our leadership position in a niche, we could be materially adversely impacted.

We may not realize revenues as a result of our investments in research and development.

We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. This effort may not yield a successful product offering or the product may not satisfy customer requirements. As a result, we would realize little or no revenues related to our investment in research and development.

Intense competition in the EDA industry could materially adversely impact us.

Competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new software license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy. These practices could significantly constrain prices we can charge for our products. Our success depends upon our ability to acquire or develop and market products and services that are innovative and cost-competitive and that meet customer expectations.

We currently compete primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. We compete with numerous smaller companies, a number of which have combined with other EDA companies. We also compete with manufacturers of electronic devices that have developed, or have the capability to develop, their own EDA products internally.

We may acquire other companies and may not successfully integrate them.

The industry in which we compete has seen significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that our management will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when integrating the acquired business;

•	the discovery after the acquisition has been completed of previously unknown liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	adverse impacts on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which we have limited experience.

Acquired businesses may not perform as projected, which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors can impair our ability to forecast, meet revenues and earnings targets and manage effectively our business for long-term growth. We cannot assure that we can effectively meet these challenges.

Risks of international operations and the effects of foreign currency fluctuations can materially adversely impact our business and operating results.

We realize more than half of our revenues from customers outside the United States and we generate approximately one-third of our expenses outside the United States. Significant changes in exchange rates can have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting our intellectual property rights.

The delay in production of components or the ordering of excess components for our emulation hardware products could materially adversely impact us.

The success of our emulation product depends on our ability to procure hardware components on a timely basis from a limited number of suppliers, assemble and ship systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for hardware. Our inability to be successful in any of the foregoing could materially adversely impact us.

We commit to purchase component parts from suppliers based on sales forecasts of our emulation products. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them. Additionally, a delay in production of the components could materially adversely impact our operating results.

Our failure to adequately protect our proprietary rights or to obtain software or other intellectual property licenses could materially adversely impact us.

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. Many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as United States law protects these rights in the United States.

Some of our products include software or other intellectual property licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. Our failure to obtain software or other intellectual property licenses or rights on favorable terms could materially adversely impact us.

Future litigation may materially adversely impact us.

Any future litigation may result in injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely impact us.

We may become subject to unfair hiring claims, which could prevent us from hiring needed employees, incur liability for damages or incur substantial unanticipated legal costs.

Companies whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of confidential information or trade secrets. These claims could prevent us from hiring needed employees. They may result in us incurring liability for damages and/or substantial unanticipated legal costs. These claims also may divert the efforts of management personnel from our operations.

Errors or defects in our products and services could expose us to liability and harm our reputation.

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. Errors or defects could result in:

•	loss of current customers and loss of, or delay in, revenue and loss of market share;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources to resolve the problems resulting from errors or defects; and

•	increased service costs.

Our failure to attract and retain key employees may harm us.

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot assure that we can continue to recruit and retain such personnel. The failure by us to hire and retain such personnel would impair our ability to develop new products and manage our business effectively.

Regulations adopted by the NASDAQ Stock Market require stockholder approval for new stock option plans and significant amendments to existing plans, including increasing the number of options available for grant. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract and retain employees, which could materially adversely impact us.

Terrorist attacks and other acts of violence or war may materially adversely impact the markets on which our securities trade, the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and investment in our business. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel more difficult and expensive and ultimately affect our revenues.

Any armed conflict entered into by the United States could have an adverse impact on our revenues and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact our business. We currently have operations in Pakistan, Egypt and Israel, countries that may be particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on us.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in volatility of the market price for our common stock.

Our articles of incorporation, Oregon law and our shareholder rights plan may have anti-takeover effects.

Our board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of the board of directors. In February 1999, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act and our shareholder rights plan may have the effect of delaying, deferring or preventing a change of control of us, may discourage bids for our common stock at a premium over the market price of our common stock and may materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

Our debt obligations expose us to risks that could materially adversely impact our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

We have a substantial level of indebtedness. As of December 31, 2005, we had $294.0 million of outstanding indebtedness, which includes $171.5 million of 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $110.0 million of Floating Rate Convertible Subordinated Debentures (Debentures) due 2023. This level of indebtedness among other things, could:

•	make it difficult for us to satisfy our payment obligations on our debt;

•	make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	make us more vulnerable in the event of a downturn in our business;

•	make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Notes and Debentures; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we experience a decline in revenues due to any of the factors described in Item 1A. “Risk Factors,” we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns five buildings on 43 acres of land in Wilsonville, Oregon. The Company occupies approximately 405,000 square feet, in four of those buildings, as its corporate headquarters. The Company also owns an additional 69 acres of undeveloped land adjacent to its headquarters. Most administrative functions and a significant amount of the Company’s domestic research and development operations are located at the Wilsonville site.

The Company leases additional space in San Jose, California; Longmont, Colorado; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of its domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Egypt, France, Finland, India, Pakistan, Poland and the United Kingdom. The Company believes that it will be able to renew or replace its existing leases as they expire and that its current facilities will be adequate through at least 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of the Company:

Name	Position	Age

Walden C. Rhines	Chairman of the Board and Chief Executive Officer	59

Gregory K. Hinckley	President and Director	59

L. Don Maulsby	Senior Vice President, World Trade	54

Dean Freed	Vice President, General Counsel and Secretary	47

Robert Hum	Vice President and General Manager Design Verification and Test Division	53

Henry Potts	Vice President and General Manager System Design Division	59

Jue-Hsien Chern	Vice President and General Manager Deep Submicron Division	51

Joseph Sawicki	Vice President and General Manager Design-to-Silicon Division	45

Brian Derrick	Vice President, Corporate Marketing	42

Anthony B. Adrian	Vice President, Corporate Controller	63

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

Mr. Hinckley has served as President since November 2000. Mr. Hinckley served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company from January 1997 to October 2000. Mr. Hinckley is a director of Amkor Technology, Inc., an IC packaging, assembly and test services company, ArcSoft, Inc., a provider of multimedia software and firmware, and Intermec Inc., a provider of integrated systems solutions.

Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999, he was president of Tri-Tech and Associates, a manufacturer’s representative firm. Mr. Maulsby is currently a director of Lovoltech, Inc., a semiconductor manufacturer.

Mr. Freed has served as Vice President, General Counsel and Secretary of the Company since July 1995. Mr. Freed served as Deputy General Counsel and Assistant Secretary of the Company from April 1994 to July 1995.

Mr. Hum has served as Vice President and General Manager of the Design Verification and Test Division since 2002. From 1997 to 2002, Mr. Hum served as Chief Operating Officer and Vice President of Engineering of IKOS Systems, Inc., a hardware emulation company.

Mr. Potts has served as Vice President and General Manager of the Systems Design Division (SDD) since joining the Company in April 1999. From 1997 to 1998, Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company.

Dr. Chern has served as Vice President and General Manager of the Company’s Deep Submicron (DSM) Division since joining the Company in January 2000. Dr. Chern is a director of Cardiac Science Corporation, which manufactures diagnostic cardiology systems.

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

Mr. Adrian has served as Vice President, Corporate Controller since joining the Company in January 1998.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for the Company’s Common Stock, as reported by the Nasdaq National Market:

Quarter ended	March 31	June 30	September 30	December 31
2005
High	$15.35	$13.95	$11.19	$10.45
Low	$13.10	$8.64	$7.92	$7.85
2004
High	$18.10	$18.45	$15.65	$15.43
Low	$14.55	$15.07	$10.10	$10.30

As of December 31, 2005, the Company had 639 stockholders of record.

No dividends were paid in 2005 or 2004. The Company’s credit facility prohibits the payment of dividends.

Item 6. Selected Consolidated Financial Data

In thousands, except per share data and percentages

Year ended December 31,	2005	2004	2003	2002	2001
Statement of Operations Data

Total revenues	$705,249	$710,956	$675,668	$596,179	$600,371
Operating income (loss)	$18,321	$39,175	$12,893	$(13,826)	$30,443
Net income (loss)	$5,807	$(20,550)	$7,933	$(14,314)	$31,104
Gross margin percent	84%	85%	83%	80%	81%
Operating income (loss) as a percent of revenues	3%	6%	2%	(2)%	5%

Per Share Data

Net income (loss) per share – basic	$0.07	$(0.28)	$0.12	$(0.22)	$0.48
Net income (loss) per share – diluted	$0.07	$(0.28)	$0.11	$(0.22)	$0.46
Weighted average number of shares outstanding – basic	78,633	72,381	67,680	65,766	64,436
Weighted average number of shares outstanding – diluted	80,133	72,381	70,464	65,766	67,681

Balance Sheet Data

Cash, cash equivalents and investments, short-term	$114,410	$94,287	$71,324	$38,826	$147,176
Working capital (deficit)	$118,348	$97,946	$87,943	$(4,755)	$149,293
Property, plant and equipment, net	$81,374	$91,224	$91,350	$90,259	$82,247
Total assets	$1,020,937	$1,012,635	$940,688	$804,848	$521,221
Short-term borrowings	$11,858	$9,632	$6,910	$17,670	$—
Notes payable and other long-term liabilities	$299,014	$303,081	$309,929	$196,960	$14,466
Stockholders’ equity	$448,140	$433,715	$374,366	$359,720	$326,208

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

Business Environment

Business at the end of 2005 was strong and broad based with system and software bookings up in 2005 compared to the prior year. Bookings are the value of orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the three months ended December 31, 2005, the Company experienced a 4% increase in system and software revenues year over year. After two consecutive quarters with year over year declines in the beginning of 2005, system and software revenues in the third and fourth quarters of 2005 had year over year increases of 2% and 4%, respectively. For the twelve months ended December 31, 2005, system and software revenues decreased 3% from the comparable period of 2004. The ten largest transactions for the fourth quarter of 2005 accounted for approximately 52% of total system and software bookings as compared to 48% in the fourth quarter of 2004. The ten largest transactions for the full year 2005 accounted for approximately 31% of total system and software bookings as compared to 32% for the full year 2004. The number of new customers during the three months ended December 31, 2005 returned to historical levels, approximately flat with levels experienced during the comparable period of 2004.

After a significant year over year bookings decline in the first half of 2005, the Calibre family of products had a strong second half of the year. With strong second half bookings, the Calibre products made up the deficit from first and second quarter and closed the year with cumulative bookings growth for the twelve months ended December 31, 2005 of 8%. The Company continues to be confident in the long-term health of this product line and does not believe the Calibre weakness experienced in first half of 2005 indicates a future trend.

The Company’s management believes 2006 looks positive for the Company and for the EDA industry in general. For the three months ended December 31, 2005, eight of the ten largest transactions were renewals of previous contracts. For these eight renewals, the Company experienced 30% growth in contract renewal values reflecting increased design software usage. Based on expiring contracts, 2006 is expected to be a strong renewal year, and these contracts should benefit from the increased R&D spending of our customers compared to three years ago in 2003 when R&D spending in electronics was still depressed. Beyond the growth in the Company’s family of Calibre products, the strength seen in New & Emerging Products, including TestKompress, Scalable Verification and System Design, offer many opportunities for growth in 2006. The Company also expects increased demand for EDA products for non-traditional markets, such as automotive electronic design and embedded software.

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

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Policies – Revenue Recognition” on page 19 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2005 marked the fifth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. The Company believes this trend will continue in 2006. This trend was primarily the result of two factors. First, the Company’s customers continue to move toward the term license model, which provides the customer with greater flexibility for product usage, including the option to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

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

Product Developments

During 2005, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. Through both internal development and strategic acquisitions, the Company has focused on areas where it believes it can build a leading market position or extend an existing leading market position.

During the year ended December 31, 2005, the Company launched many new products to address customer’s leading-edge design challenges. The Company launched its constraint editor system (CES) into its Expedition™ Series and Board Station® RE PCB design flows. Providing a centralized constraint editor simplifies the task of managing constraints that previously had to be entered into individual tools in the flow separately. Also during the year ended December 31, 2005, the Company launched Questa. The Questa verification products extend Mentor’s functional verification solution by offering a single product with built-in support for testbench automation, coverage-driven verification (CDV), assertion-based verification (ABV) and transaction-level modeling (TLM). These new methodologies enhance traditional simulation technology to achieve faster and more complete verification of systems. The Company launched a new version of its Capital Harness System product suite. The product is used by engineers to design the electrical interconnect wiring systems for vehicles including automobiles, trucks and airplanes.

During the three months ended December 31, 2005, the Company launched YieldAssist which helps identify the cause of yield limiting errors that can be difficult to isolate using traditional failure analysis techniques. Also in the fourth quarter, the Company announced its new enterprise solution for printed circuit board design, Expedition Enterprise. Finally, the Company launched its automotive network design solution which incorporates products and technologies from the acquisition of Volcano Communications Technologies AB.

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

2005 Financial Performance

•	Total revenues were $705,249, a 1% decrease from 2004, primarily due to weakness in Scalable Verification partially offset by strength in IC Design to Silicon and New & Emerging Markets. Revenue strength in IC Design to Silicon was paced by the Calibre product lines, while New and Emerging Markets strength came from the TestKompress, Automotive, Catapult C and Design Data Management product lines.

•	System and software revenues were $410,264, a 3% decrease from 2004 system and software revenues of $422,672. Product revenue split by license model was 56% term with upfront revenue recognition, 30% perpetual and 14% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to 2004 product revenue splits of 52% term with upfront revenue recognition, 33% perpetual and 15% term with ratable revenue recognition. Term product revenue with upfront revenue recognition increased 4% to $228,900, as compared to $219,200 in 2004.

•	Service and support revenues were $294,985, a 2% increase over 2004 service and support revenues of $288,284, primarily due to the growth in the Company’s installed base.

•	By geography, year-over-year revenues decreased 1% in the Americas, increased 8% in Europe and 17% in Pacific Rim, and decreased 24% in Japan. The Americas contributed the largest share of revenues at nearly 43%, consistent with 2004. Europe and Pacific Rim regions increased their percentage of total revenues to 30% and 12%, respectively, in 2005 as compared to 28% and 10%, respectively, in 2004. The Japan region share of revenues declined to 14% in 2005 compared to 18% in 2004.

•	Net income for 2005 was $5,807, compared to a net loss of $20,550 in 2004. Improvement in earnings for the year resulted from the absence of a large tax expense recorded in 2004 on an inter-company dividend, offset by lower revenue and higher operating expenses.

•	Trade accounts receivable, net decreased to $234,866 at year-end, down 3% from $242,690 at the end of 2004. Average days sales outstanding decreased to 96 days at the end of 2005 from 102 days at the end of 2004.

•	Cash generated from operating activities was $44,256 compared to $40,582 in 2004. At year-end, cash, cash equivalents and short-term investments were $114,410, up 21% from $94,287 at the end of 2004.

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

2. Perpetual licenses provide the customer with the right to use the product in perpetuity and typically do not provide for extended payment terms. The Company recognizes product revenue from perpetual license agreements upon delivery to the customer. If the agreement provides for customer payment terms that are different than the standard payment terms in the customer’s jurisdiction, product revenue is recognized as payments become due and payable.

Service and support revenues - Service and support revenues consist of revenues from software and hardware maintenance services and professional services, which include consulting services, training services and other services. The Company records service revenue as the services are provided to the customer. Support revenue is recognized over the support term. For multi-element arrangements that include support, support is allocated based on vendor specific objective evidence (VSOE) of the fair value of support. For term and perpetual licenses, VSOE is established by the price charged when such support is sold separately.

The Company determines whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1.	Persuasive evidence of an arrangement exists – An agreement signed by the customer and the Company or a qualified customer purchase order.

2.	Delivery has occurred – The software has been shipped, the customer is in possession of the software or the software has been made available to the customer through electronic delivery.

3.	Fee is fixed or determinable – The amount of the fee and the due date have been fixed at execution of the arrangement without the possibility of future adjustments or concessions.

4.	Collectibility is probable – The customer is expected to pay for products or services without the Company providing future concessions to the customer.

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

Goodwill, Intangible Assets and Long-Lived Assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. In the event that, in the future, it is determined that the Company’s goodwill, intangible or other long-lived assets have been impaired, an adjustment would be made that would result in a charge for the write-down in the period that determination was made.

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

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company calculates net income (loss) and net income (loss) per share as if it had accounted for its stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and discloses this in Note 2, “Summary of Significant Accounting Policies,” in Item 8. “Financial Statements and Supplementary Data.”

In December 2004 the Financial Accounting Standards Board revised FAS 123 with the issuance of Statement of Financial Accounting Standards 123 (revised 2004), “Shares Based Payment” (“FAS 123R”). This new standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments that are settled in cash. FAS 123R eliminates an enterprise’s ability to account for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. FAS 123R is effective for annual periods beginning after June 15, 2005, and can be adopted using either a prospective or a retrospective method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of FAS 123R.

The Company will adopt FAS 123R in the first quarter of 2006 and will continue to evaluate the impact of FAS 123R on its operating results and financial condition. The pro forma information presented in Note 2, “Summary of Significant Accounting Policies – Accounting for Stock-Based Compensation,” in Item 8. “Financial Statements and Supplementary Data,” presents the estimated compensation charges under FAS 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Recent Acquisitions

In November 2005, the Company acquired Embedded Performance Inc. (EPI), a provider of probe technology which enables embedded software developers to connect to the underlying processors on devices such as cell phones, home office routers, and wireless and network attached devices in order to debug their software applications. The total purchase price including acquisition costs was $2,375. In addition, the Company recorded costs of vacating a leased facility of EPI of $132. The excess of liabilities assumed over tangible assets acquired was $22. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $1,639, technology of $430 and other identified intangible assets of $460. The technology will be amortized to cost of revenues over three years, and other identified intangible assets will be amortized to operating expenses over three years.

In September 2005, the Company acquired Accelerated Technology (UK) Limited, a distributor of Mentor Graphics’ products and services. The total purchase price including acquisition costs was $905. The excess of tangible assets acquired over liabilities assumed was $613. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a value assigned to goodwill of $202 and other identified intangible assets of $90. The other identified intangible assets will be amortized to operating expenses over three years.

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

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in-vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, the majority of which was paid in 2005. Severance costs affected five employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,985. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $580, goodwill of $10,942, technology of $2,450, deferred tax asset of $1,512 and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years. Of the $4,800 of other identified intangible assets, $3,700 will be amortized to operating expenses over five years and $1,100 will be amortized to operating expenses over two years.

The Company used an independent third party valuation firm to assist management in determining the allocation of the purchase price of these acquisitions.

Results of Operations

Revenues and Gross Margins

Year ended December 31,	2005	Change	2004	Change	2003
System and software revenues	$410,264	(3)%	$422,672	7%	$394,449
System and software gross margins	$380,591	(4)%	$395,409	9%	$362,306
Gross margin percent	93%		94%		92%
Service and support revenues	$294,985	2%	$288,284	3%	$281,219
Service and support gross margins	$213,946	3%	$207,990	6%	$196,665
Gross margin percent	73%		72%		70%
Total revenues	$705,249	(1)%	$710,956	5%	$675,668
Total gross margins	$594,537	(1)%	$603,399	8%	$558,971
Gross margin percent	84%		85%		83%

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues were lower for 2005 compared to 2004 due to a decrease in Scalable Verification revenues concentrated in the ModelSim and Analog/Mixed Signal product lines, driven largely by a very strong comparable period of 2004. These decreases were partially offset by strength in IC Design to Silicon’s Calibre product line as well as improvement in New and Emerging Markets from the Company’s TestKompress, Automotive, Catapult C and Design Data Management product lines.

System and software revenues were higher for 2004 compared to 2003 due to an increase in Scalable Verification product revenues primarily attributable to the ModelSim and Analog/Mixed Signal product lines as a result of major customer deal renewals and customers expanding their usage of the products within their organizations. The increase was partially offset by (i) a decrease in Design to Silicon revenues primarily attributable to the Physical Verification and Analysis product lines as a result of record revenue performance in 2003 and (ii) a decrease in emulation product revenues. In addition, system and software revenues were favorably impacted by approximately 2% due to the strengthening of the Japanese yen, the Euro and the British pound sterling in 2004.

During 2005, system and software bookings exceeded system and software revenues. Accordingly, the Company’s backlog of firm orders increased from $82,500 at December 31, 2004 to $86,700 at December 31, 2005.

System and software gross margins were lower for 2005 compared to 2004 primarily due to lower margin sales on older emulation hardware products. In addition, gross margin was impacted by write-downs of emulation hardware systems inventory of $3,174 in 2005 compared to $2,035 in 2004. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $4,652 was sold during 2005, compared to $5,081 in 2004.

System and software gross margins were higher for 2004 compared to 2003 primarily due to a greater mix of higher margin software product revenue versus lower margin emulation hardware system revenue in addition to a reduction in the amount of royalties paid on increased software product revenues.

Amortization of purchased technology costs to system and software cost of revenues was $11,639, $10,624 and $9,422 for 2005, 2004 and 2003, respectively. The increase in amortization in 2005 was primarily attributable to a full year of amortization related to six technology acquisitions during 2004, and a partial year of amortization related to three technology acquisitions during 2005 offset by complete amortization of one technology acquisition in 1999. The increase in amortization in 2004 was primarily attributable to a full year of amortization related to four technology acquisitions during 2003 and a partial year of amortization related to nine technology acquisitions in 2004. Purchased technology costs are amortized over two to five years to system and software cost of revenues. Exclusive of future acquisitions, amortization of purchased technology will increase in 2006 primarily as a result of a full year of amortization on purchased technology related to three technology acquisitions during 2005 and the commencement of amortization in 2006 of technology purchased over the past five years under a third-party development contract, partially offset by the complete amortization of purchased technology related to four technology acquisitions in 2003 and one technology acquisition in 2004.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for 2005 compared to 2004 was primarily attributable to the growth in the installed base of customers under support contracts.

Service and support revenues increased for 2004 compared to 2003 primarily due to the strengthening of foreign currencies.

Professional service revenues totaled approximately $29,000, $28,000 and $25,000 in 2005, 2004 and 2003, respectively.

Service and support gross margins increased in 2005 primarily due to a change in mix to an increased percentage of higher margin software support revenue as compared to emulation support revenue. Service and support gross margins increased in 2004 primarily due to higher revenue resulting from the strengthening of foreign currencies and lower costs resulting from headcount reductions.

Geographic Revenues Information

Year ended December 31,	2005	Change	2004	Change	2003
Americas	$304,554	(1)%	$306,911	(7)%	$331,307
Europe	$215,047	8%	$199,417	6%	$188,657
Japan	$99,301	(24)%	$131,107	30%	$100,737
Pacific Rim	$86,347	17%	$73,521	34%	$54,967

Total	$705,249		$710,956		$675,668

Revenues decreased slightly in the Americas in 2005 due to lower intellectual property product and emulation hardware system sales along with lower emulation support revenues. Revenues decreased in the Americas in 2004 primarily as a result of lower software product and emulation hardware system sales in addition to declines in software and emulation support revenues. Revenues outside the Americas represented 57%, 57% and 51% of total revenues in 2005, 2004 and 2003, respectively. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 3% and 2% in 2005 and 2004, respectively. Exclusive of currency effects, higher revenues in Europe for 2005 were primarily a result of higher software product sales partially offset by lower emulation sales. Higher European revenues in 2004 were primarily a result of higher software product and support sales partially offset by lower emulation hardware system sales. The effects of exchange rate differences from the Japanese yen to the United States dollar was minimal in 2005 and positively impacted Japanese revenues by approximately 6% in 2004. Lower revenues in Japan for 2005 were primarily a result of lower software product and support sales. Exclusive of currency effects, higher Japanese revenues in 2004 were primarily a result of higher software product and support sales partially offset by lower emulation hardware system sales. Revenues increased in Pacific Rim in 2005 and 2004 primarily as a result of higher software product and support sales. Since the Company generates approximately half of its revenues outside of the United States and expects this to continue in the future, revenue results will be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,	2005	Change	2004	Change	2003
Research and development	$212,676	5%	$202,289	9%	$184,797
Marketing and selling	$274,946	3%	$267,181	9%	$245,170
General and administration	$76,834	3%	$74,255	(2)%	$75,984
Amortization of intangible assets	$4,233	18%	$3,586	(8)%	$3,883
Emulation litigation settlement	$—	—	$—	(100)%	$20,264
Special charges	$6,777	(26)%	$9,213	(35)%	$14,120
Merger and acquisition related charges	$750	(90)%	$7,700	314%	$1,860

Research and Development

For 2005 compared to 2004, the increase in R&D costs was primarily due to increased headcount in the following areas: (i) IC Design to Silicon, (ii) the Embedded Systems division, (iii) Integrated Systems Design division, primarily within the Expedition product line, and (iv) Scalable Verification, due to acquisitions in 2005 and the second half of 2004. These headcount increases were partially offset by headcount reductions in the intellectual property division and the emulation division. Additionally, the increase in 2005 was due to a $4,750 charge in the second quarter for a purchase of technology that had not reached technological feasibility. For 2004 compared to 2003, the increase in R&D costs was primarily attributable to increased headcount, primarily in the systems design and embedded system product lines, and to a weaker United States dollar during 2004, which increased R&D expenses by approximately 2% in 2004.

Marketing and Selling

For 2005 compared to 2004, the increase in marketing and selling costs was primarily attributable to increased headcount. For 2004 compared to 2003, the increase in marketing and selling costs was primarily attributable to increased headcount and a weaker United States dollar during 2004, which increased marketing and selling expenses by approximately 3% in 2004.

General and Administration

For 2005 compared to 2004, the increase in general and administration costs was primarily due to an increase in total salaries and benefits. For 2004 compared to 2003, the decrease in general and administration costs was primarily attributable to no emulation litigation related costs in 2004 due to the settlement of the emulation litigation with Cadence Design Systems, Inc. in 2003 and due to a decrease in variable compensation. These decreases were partially offset by a weaker United States dollar during 2004 which increased general and administration expenses by 4%.

Amortization of Intangible Assets

For 2005 compared to 2004, the increase in amortization of intangible assets was primarily attributable to two quarters of amortization of certain intangible assets acquired through acquisitions in 2005 and a full year of amortization of certain intangible assets acquired through acquisitions in 2004, offset by complete amortization of certain intangible assets acquired through acquisitions in 2002. For 2004 compared to 2003, the decrease in amortization of intangible assets was primarily attributable to the complete amortization of certain intangible assets acquired through acquisitions in 2002. Exclusive of future acquisitions, amortization of intangible assets is expected to remain constant in 2006 primarily as a result of the complete amortization of certain intangible assets acquired through one acquisition in 2003 and one acquisition in 2004 partially offset by a full year of amortization for intangible assets acquired through four acquisitions in 2005.

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

Special Charges

During 2005, the Company recorded special charges of $6,777. These charges primarily consisted of costs incurred for employee terminations and were due to the Company’s reallocation or reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Special charges in 2005 included costs incurred related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. The total costs of this product line discontinuation were $2,290, which included (i) $1,151 of severance benefits, notice pay, and outplacement services related to the rebalance of 27 employees, (ii) $936 for the abandonment of excess leased facility space as more fully described below, and (iii) $203 for other costs related to the discontinued product line.

In addition to the rebalance of employees in relation to the discontinuation of a product line as described above, the Company rebalanced its workforce by 89 employees during 2005. The reduction impacted several employee groups. Employee severance costs of $4,005 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately half of these costs were paid during 2005, while the remainder of these costs will be paid in the first half of 2006. There have been no significant modifications to the amount of these charges.

The Company recorded excess leased facility costs of $1,734 in 2005, including $936 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe in connection with the discontinuation of a product line, as described above. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. In addition, the Company recorded costs of $642 for non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in North America. Non-cancelable lease payments on excess leased facility space in North America will be paid over four years. In addition, the Company recorded $156 in costs related to the restoration of an abandoned facility in Europe.

In addition, during 2005 the Company recorded a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which has been sublet at a higher rate than the previously expected sublease income. Other costs of $234 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999, terminated acquisitions costs, and other costs incurred to restructure the organization.

During 2004, the Company recorded special charges of $9,213. The charges primarily consisted of costs incurred for employee terminations and excess leased facility costs.

The Company rebalanced the workforce by 118 employees during 2004. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $5,655 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were paid in 2005. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,946 in 2004 included $1,229 in adjustments to previously recorded non-cancelable lease payments primarily for the lease of one facility in North America. These adjustments were primarily a result of reductions to the estimated expected sublease income due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be paid over six years. The Company also recorded a $758 write-off of leasehold improvements for a facility lease in North America that was permanently abandoned. In addition, the Company reversed $41 related to the decision to utilize space that was previously abandoned for the lease of one facility in North America.

The Company acquired a defined benefit pension plan (Plan) in connection with an acquisition in 1999. The Company made the Plan dormant immediately after the acquisition, and then began the process to sever any ongoing obligation to the Plan. During this process, in 2004, a legally-mandated actuarial evaluation was performed which indicated that the Plan needed additional funding related to services rendered prior to the acquisition for which the Company received no benefit. The Company recorded special charges of $1,237 in 2004 when this liability was determined.

Other costs in 2004 of $590 included costs incurred to restructure the organization other than employee rebalances and excess leased facility costs. In addition, the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

During 2003, the Company recorded special charges of $14,120. The charges primarily consisted of costs incurred for excess leased facility costs and employee terminations.

Excess leased facility costs of $10,034 in 2003 consisted of $4,925 in non-cancelable lease payments primarily for three facilities in North America. These facilities were permanently abandoned and the payments were net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities will be paid over seven years. In addition, the Company recorded $4,608 in adjustments to previously recorded non-cancelable lease payments primarily for the leases of two facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be paid over seven years. In addition, the Company recorded a $501 write-off of leasehold improvements for facility leases in Europe and in North America that were permanently abandoned.

The Company rebalanced the workforce by 126 employees during 2003. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $4,000 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were paid in 2004. There were no significant modifications to the amount of these charges.

Merger and Acquisition Related Charges

The Company incurred merger and acquisition related charges of $750, $7,700 and $1,710 in 2005, 2004 and 2003, respectively, for in-process R&D related to four, five and three acquisitions during those years, respectively. In addition, during 2003, the Company recorded a charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2005, 2004 and 2003 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

The aggregate in-process R&D charge related to the 2005 acquisitions of Volcano Communications Technologies AB and certain assets and certain liabilities from Aptix Corporation was $750. The R&D efforts of the acquired companies at the time of acquisition were focused on the development of various products.

The in-process R&D charge related to the 2004 0-In acquisition was $6,400. At the date of the 0-In acquisition, the R&D efforts were focused on the development of the Archer v3.0 product. For purposes of valuing the in-process R&D in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 107% beginning in year two to a revenue decline of 100% in year six; cost of revenues of approximately 5% of revenue in each year; selling, general and administrative expenses of approximately 45% of revenue in each year; and maintenance ranging from 8% of revenue beginning in year two to 5% of revenue in year five. The rate used to discount the net cash flows from the purchased in-process technology was 30%.

The aggregate in-process R&D charge related to the 2004 acquisitions of (i) Project Technology Inc., (ii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip) and (iii) VeSys Limited was $1,300. The R&D efforts of the acquired companies at the time of acquisition were focused on the development of various products.

The aggregate in-process R&D charge related to the 2003 acquisitions was $1,710. The R&D efforts of the acquired companies at the time of acquisition were focused on the development of various products.

Other Income, Net

Year ended December 31,	2005	2004	2003
Other income, net	$18,469	$8,388	$5,460

Interest income was $14,332, $8,159 and $5,679 in 2005, 2004 and 2003, respectively. Interest income includes amortization of the interest component on the Company’s term license installment agreements of $9,652, $5,937 and $4,488 in 2005, 2004 and 2003, respectively. The increase in interest income related to term license installment agreements was primarily attributable to the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods. In addition, the Company recorded income relating to the time value of foreign currency contracts of $2,251, $1,116 and $480 in 2005, 2004 and 2003, respectively. Other income, net was impacted by a foreign currency gain of $143 in 2005, as compared to foreign currency losses of $499 and $1,481 in 2004 and 2003, respectively, due to fluctuations in currency rates. In addition, the Company recognized a gain on hedge ineffectiveness of $1,570 during the year ended December 31, 2005 because it was probable that a portion of the original forecasted transactions would not occur. The Company also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, the Company determined that certain of its remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, resulting in the instruments being marked to market through the statement of operations and a net unrealized gain of $1,671 for the year ended December 31, 2005. Other income, net was favorably impacted by a net gain on the sale of a building of $957 in March 2005 and a net gain on sale of investments of $800, $1,403 and $2,390 in 2005, 2004 and 2003, respectively.

Interest Expense

Interest expense was $23,496, $18,619 and $17,224 in 2005, 2004 and 2003, respectively. Interest expense was primarily attributable to the Company’s fixed rate convertible subordinated notes and floating rate debentures issued in June 2002 and August 2003, respectively. Interest expense increased by approximately $2,000 in 2005 as compared to 2004 due to higher average interest rates on the floating rate debentures. In addition, 2005 included $397 for the write-off of unamortized bank fees and other costs related to the Company’s former revolving credit facility, which was replaced by a new revolving credit facility in June 2005, as described in Liquidity and Capital Resources” below. In the fourth quarter of 2005, the Company recorded net interest expense of $1,486 relating to the sale of trade receivables, long-term term receivables, and future cash flow streams associated with certain existing long-term contracts. In addition, the Company recorded interest expense relating to the time value of foreign currency contracts of $1,705, $512 and $669 in 2005, 2004 and 2003, respectively.

Provision for Income Taxes

The provision for income taxes was $7,487 in 2005, $49,494 in 2004 and a benefit of $6,804 in 2003. In 2005, the Company’s book income before income taxes of $13,294 consisted of $15,983 of pre-tax loss in the United States and $29,277 of foreign pre-tax income. The income tax expense of $7,487 in 2005 was primarily the result of the mix of profits (losses) earned by the Company and its subsidiaries in various tax jurisdictions with a broad range of income tax rates, increases in foreign and U.S. tax reserves and the amortization of a deferred tax charge. Deferred tax assets consist of net operating loss carryforwards in several tax jurisdictions, including the United States, credit carryovers and timing differences between book and tax income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.

The provision for income taxes for 2005 at a 56 percent effective tax rate differs from tax computed at the federal statutory rate primarily due to (i) United States losses for which no benefit has been realized, and (ii) the final year of amortization of a deferred tax charge related to a 2002 technology rights transfer, offset in part by (iii) the benefit of lower tax rates on earnings of foreign subsidiaries which was mitigated by an increase in foreign tax reserves.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2005, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $159,634. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends in 2004 and 2005 from controlled foreign corporations. The Company decided not to repatriate foreign earnings pursuant to the Act and accordingly, the Company has not adjusted its tax expense or liability to reflect any repatriation under the Act.

In 2004, the Company declared a $120,000 dividend from a foreign subsidiary for which the provisions of the American Jobs Creation Act of 2004 did not apply. The Company incurred related tax expense of $36,650, net of associated foreign tax credits. Because the Company had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax purposes, the Company incurred a federal cash tax liability of approximately $2,200 for alternative minimum tax and a state cash tax liability of approximately $200 as a result of the dividend.

As of December 31, 2005, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $39,127, foreign tax credits of $3,636, research and experimentation credit carryforwards of $12,612, alternative minimum tax credits of $4,010 and child care credits of $600. As of December 31, 2005, the Company, for state income tax purposes, had net operating loss carryforwards totaling $79,126 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $3,593. A portion of the Company’s loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. As of December 31, 2005, the Company has net operating losses in multiple foreign jurisdictions of $19,439. If not used by the Company to reduce taxable income in future periods, portions of the net operating loss carryforwards will start expiring in 2007 and other portions can be carried forward indefinitely, the foreign tax credits will expire in 2010 through 2015, research and experimentation credit carryforwards will expire between 2007 through 2025 and child care credits will expire between 2023 and 2025. The alternative minimum tax credits do not expire.

In 2002, the Company transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of its wholly owned foreign subsidiaries in a transaction that ultimately generated approximately $65,000 of taxable gain for federal and state income tax purposes, resulting in $14,305 in tax expense after the application of favorable tax attributes. Due to the intercompany nature of the transfer, this tax expense was capitalized as a deferred charge and amortized over a three year period including portions of four fiscal years. The amortization of this deferred charge for 2005, 2004, 2003 and 2002 was $1,402, $3,060, $3,060 and $6,783, respectively. There is no remaining balance of the deferred tax charge as of December 31, 2005.

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

In 2004, the Company determined it was uncertain whether the Company’s United States entities would generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, the Company recorded valuation allowances in 2004 and 2005 against the portion of those deferred tax assets for which realization is uncertain. At December 31, 2005, the Company had a total valuation allowance of $49,786.

The Company had net deferred tax assets of $31,106 at December 31, 2005, an increase of $9,253 over the December 31, 2004 balance of $21,853. This increase was the result of a current year net increase in gross deferred tax assets and liabilities of $7,921 and a decrease in the valuation allowance of $1,332. The net increase in gross deferred tax assets and liabilities primarily relates to increases in accrued expenses, United States federal and state net operating loss and tax credit carryforwards. The decrease in the valuation allowance primarily resulted from a decrease in the foreign valuation allowances.

The Company has reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though the Company believes that the positions it has taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

The Company is currently under examination in various jurisdictions, including the United States, the United Kingdom and Germany. The examinations are in different stages of development and timing of resolution is difficult to predict. The examination in the United States by the IRS pertains to the Company’s 2002 and 2003 tax years. While it is often difficult to predict the final outcome of any particular tax matter, the Company believes the tax reserves are adequate to cover any potential liabilities that could result from the current examinations.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States in 2005. For 2005 and 2004, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were recorded in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as substantially all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. The Company discontinued certain hedges of Japanese yen revenues during the year ended December 31, 2005 because it was probable that a portion of the original forecasted transactions would not occur. As a result, the Company recognized a gain on hedge ineffectiveness of $1,570. The Company also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, the Company determined that certain of its remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133 resulting the instruments being marked to market through the statement of operations and in a net unrealized gain of $1,671 for the year ended December 31, 2005. The effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, decreased to $21,324 at December 31, 2005 from $30,762 at December 31, 2004. This reflects the decrease in the value of net assets denominated in foreign currencies since year-end 2004 as a result of a stronger United States dollar at the close of 2005 versus 2004.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. Therefore, the Company is adopting FAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations, including an estimated $0.15 per share impact in 2006.

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

Liquidity and Capital Resources

Year Ended December 31,	2005	2004
Current assets	$392,131	$373,671
Cash and investments, short-term	$114,410	$94,287
Cash provided by operating activities	$44,256	$40,582
Cash used in investing activities, excluding short-term investments	$(41,893)	$(37,518)
Cash provided by financing activities	$18,918	$19,347

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments at December 31, 2005 increased by $20,123, or 21%, from December 31, 2004. The increase in cash flows from operating activities was primarily due to a decrease in term receivables, long-term of $1,568 in 2005 compared to an increase of $37,723 in 2004 partially offset by (i) a decrease in income before income taxes in 2005 and (ii) a smaller increase in deferred revenue in 2005 compared to 2004.

Cash used in investing activities in 2005 consisted of cash paid for the acquisition of businesses of $26,281, including payments of holdbacks and transaction costs related to prior-year acquisitions of $2,462, and capital expenditures of $25,843, partially offset by net proceeds of $9,731 from the sale of a property. Cash used in investing activities in 2004 consisted of cash paid for the acquisition of businesses and equity interests of $10,864, capital expenditures of $24,423 and purchases of intangible assets of $3,634.

Cash provided by financing activities in 2005 included net proceeds of $5,707 received in connection with the sale of the future revenue streams of certain long-term customer support contracts to certain financial institutions, as more fully discussed in Note 9, “Short-term Borrowings” in Item 8, “Financial Statements and Supplementary Data”. These future revenue streams will be recognized into revenue over the remaining life of the contracts and will have no future cash-flow impact. The net proceeds of the sale of future revenue streams was partially offset by a net decrease of $2,798 in other short-term borrowings. Financing cash flows were positively impacted by proceeds from the issuance of common stock upon exercise of stock options and employee stock plan purchases of $18,477 and $19,907 in 2005 and 2004, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $234,866 at December 31, 2005 from $242,690 at December 31, 2004. Excluding the current portion of term receivables of $133,273 and $125,832, average days sales outstanding were 41 days and 49 days at December 31, 2005 and 2004, respectively. Average days sales outstanding in total accounts receivable decreased from 102 days at the end of 2004 to 96 days at the end of 2005. The decrease in total accounts receivable days sales outstanding was primarily due to the sale of $12,645 of short-term accounts receivable to a financing institution on a non-recourse basis during the fourth quarter of 2005, as well as to an increase in revenue in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. In quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. As a result, if the Company’s mix of contracts were to shift to a higher percentage of term contracts, average days sales outstanding would be expected to increase.

Term Receivables, Long-Term

Term receivables, long-term decreased to $131,676 at December 31, 2005 from $139,146 at December 31, 2004. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from 2004 was due primarily to the sale of $10,821 in term receivables, long-term to a financing institution on a non-recourse basis during the fourth quarter of 2005.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased to $81,374 at December 31, 2005 from $91,224 at December 31, 2004. The decrease was primarily due to the sale in March 2005 of a building the Company was no longer utilizing. The building and related assets had carrying value, net of accumulated depreciation, at the sale date of $8,774. The decrease was also due to depreciation of property, plant and equipment, partially offset by normal quarterly capital purchases.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased to $73,244 at December 31, 2005 from $81,709 at December 31, 2004. The decrease was primarily due to (i) payments of the 2004 annual and fourth quarter incentive bonus compensation in the first quarter of 2005 and (ii) a lower accrual for the 2005 annual and fourth quarter incentive bonus compensation.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support contracts. Deferred revenue increased to $106,453 at December 31, 2005 from $103,336 at December 31, 2004. The increase was primarily due to annual support contract renewals offset by normal amortization of prepayments on existing contracts.

Capital Resources

Expenditures for property and equipment increased to $25,843 for 2005 compared $24,423 for 2004. Expenditures for property and equipment in 2005 and 2004 did not include any individually significant projects. In 2005, the Company acquired (i) Volcano, (ii) Aptix, (iii) Accelerated Technology (UK) Limited and (iv) Embedded Performance Inc., which resulted in net cash payments of $22,345. Additionally, in 2005 the Company paid $2,462 related to holdbacks and transaction costs on prior year acquisitions and $1,491 in contingent earn-out payments based on the Company’s revenues derived from products and technologies acquired with prior year acquisitions. In 2004, the Company acquired (i) Project Technology Inc., (ii) a minority equity interest in M2000, a French company, (iii) the remaining 49% minority interest in MGK, (iv) 0-In Design Automation Inc., (v) the parallel and serial ATA IP business division of Palmchip Corporation and (vi) VeSys Limited, which together resulted in total net cash payments of $8,791. Additionally, the Company paid $63 in contingent earn-out payments based on the Company’s revenues derived from products and technologies acquired from 0-In and $2,010 relating to holdbacks on prior year acquisitions. The Company also paid $3,634 related to purchases of technology from (i) Atair, (ii) LSI Logic, (iii) Analog Bits, (iv) Rox Software Technology and (v) Red Hat in 2004.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Debentures) in a private offering pursuant to Securities Act Rule 144A for general corporate purposes and to fund the purchase of 1,750 shares of the Company’s common stock. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.95% and 3.15% for 2005 and 2004, respectively. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible or (c) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes due 2007 (Notes) in a private offering pursuant to Securities Act Rule 144A. The Notes have been registered with the SEC for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Company has repurchased on the open market Notes with a principal balance of $1,000. As a result, a principal amount of $171,500 remains outstanding. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at December 31, 2005. The Company may redeem some or all of the Notes for cash. The Notes rank pari passu with the Debentures.

On March 3, 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (2006 Debentures) in a private offering pursuant to Securities Act Rule 144A. The Company intends to use the net proceeds from the sale of the debentures to retire, through repurchases or redemption, the outstanding principal and interest on the Notes, to repurchase a portion of the Debentures, subject to market conditions, and for general corporate purposes. The Company has agreed to register the 2006 Debentures with the SEC for resale under the Securities Act of 1933. The Company will pay interest on the 2006 Debentures semi-annually in March and September. The 2006 Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.97 per share. These circumstances generally include (a) thresholds for the closing price of the Company’s common stock and the trading price of the 2006 Debentures, (b) a call for the redemption of the 2006 Debentures, (c) specified distributions to holders of the Company’s common stock, (d) if a fundamental change, such as a change of control, occurs or (e) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 2006 Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of the Company’s common stock equal to the conversion rate If the conversion value of a 2006 Debenture exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 2006 Debentures rank pari passu with the Debentures and the Notes. Some or all of the 2006 Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 2006 Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

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

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2005 and 2004 against this credit facility or against the previous credit facility and had no balance outstanding at December 31, 2005 and December 31, 2004.

The Company’s primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service and acquisition opportunities that may arise. The Company’s primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. The Company anticipates that current cash balances, anticipated cash flows from operating activities, including the effects of financing customer term receivables, amounts available under existing credit facilities, or other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet its working capital needs on a short-term and long-term basis. The Company’s sources of liquidity could be adversely affected by a decrease in demand for the Company’s products or a deterioration of the Company’s financial position.

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

Contractual Obligations

The Company is contractually obligated to make the following payments as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$281,500	$—	$171,500	$—	$110,000
Other long-term notes payable	679	—	679	—	—
Other long-term liabilities	16,826	—	8,232	6,743	1,851
Short-term borrowings	11,858	11,858	—	—	—
Capital leases	9	—	9	—	—
Purchase obligations	1,951	1,951	—	—	—
Operating leases	109,583	26,922	41,929	26,127	14,605

Total contractual obligations	$422,406	$40,731	$222,349	$32,870	$126,456

Outlook for 2006

Revenues for the year 2006 are expected in the range of $755,000. Earnings for the year 2006 are expected to be $0.18 per share.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at December 31, 2005. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars:	Carrying Value	Average Fixed Interest Rate
In thousands, except interest rates

Cash equivalents – fixed rate	$47,702	4.22%
Short-term investments – fixed rate	39,672	4.17%

Total fixed rate interest bearing instruments	$87,374	4.19%

The Company had convertible subordinated notes of $171,500 outstanding with a fixed interest rate of 6 7/8% at December 31, 2005. For fixed rate debt, interest rate changes affect the fair value of the notes but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $110,000 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at December 31, 2005. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $1,100.

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The Company had no borrowings during 2005 and 2004 against this credit facility or against the previous credit facility and had no balance outstanding at December 31, 2005 and December 31, 2004, respectively.

The Company had other long-term notes payable of $688 and short-term borrowings of $6,151 outstanding at December 31, 2005 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $68.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of December 31, 2005, the Company had options outstanding to sell Japanese yen with contract values totaling $45,577 at a weighted average contract rate of 115.19, to buy the Euro with contract values totaling $30,880 at a weighted average contract rate of 1.25 and to buy the British pound with contract values totaling $12,500 at a weighted average contract rate of 1.85. The Company discontinued certain hedges of Japanese yen revenues during the year ended December 31,

2005 because it was probable that a portion of the original forecasted transactions would not occur. As a result, the Company recognized a gain on hedge ineffectiveness of $1,570. The Company also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, the Company determined that certain of its remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133 resulting in the instruments being marked to market through the statement of operations and a net unrealized gain of $1,671 for the year ended December 31, 2005.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of December 31, 2005 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature in the first half of 2006.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Japanese yen	$90,681	112.15	JPY
Euro	52,603	1.19	USD
British pound sterling	13,606	1.75	USD
Canadian dollar	3,098	1.17	CAD
Swedish krona	2,275	7.94	SEK
India rupee	2,225	45.69	INR
Other	9,416	—

Total	$173,904

Item 8. Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended December 31,	2005	2004	2003
In thousands, except per share data

Revenues:
System and software	$410,264	$422,672	$394,449
Service and support	294,985	288,284	281,219

Total revenues	705,249	710,956	675,668

Cost of revenues:
System and software	18,034	16,639	22,721
Service and support	81,039	80,294	84,554
Amortization of purchased technology	11,639	10,624	9,422

Total cost of revenues	110,712	107,557	116,697

Gross margin	594,537	603,399	558,971

Operating expenses:
Research and development	212,676	202,289	184,797
Marketing and selling	274,946	267,181	245,170
General and administration	76,834	74,255	75,984
Amortization of intangible assets	4,233	3,586	3,883
Emulation litigation settlement	—	—	20,264
Special charges	6,777	9,213	14,120
Merger and acquisition related charges	750	7,700	1,860

Total operating expenses	576,216	564,224	546,078

Operating income	18,321	39,175	12,893
Other income, net	18,469	8,388	5,460
Interest expense	(23,496)	(18,619)	(17,224)

Income before income taxes	13,294	28,944	1,129
Provision for (benefit from) income taxes	7,487	49,494	(6,804)

Net income (loss)	$5,807	$(20,550)	$7,933

Net income (loss) per share: Basic	$0.07	$(0.28)	$0.12

Diluted	$0.07	$(0.28)	$0.11

Weighted average number of shares outstanding: Basic	78,633	72,381	67,680

Diluted	80,133	72,381	70,464

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of December 31,	2005	2004
In thousands

Assets
Current assets:
Cash and cash equivalents	$74,653	$67,916
Short-term investments	39,757	26,371
Trade accounts receivable, net of allowance for doubtful accounts of $4,487 in 2005 and $5,272 in 2004	234,866	242,690
Other receivables	11,771	7,719
Inventory	2,395	5,168
Prepaid expenses and other	15,562	15,570
Deferred income taxes	13,127	8,351

Total current assets	392,131	373,785

Property, plant and equipment, net	81,374	91,224
Term receivables, long-term	131,676	139,146
Goodwill	346,662	333,806
Intangible assets, net	34,463	40,338
Deferred income taxes	17,979	13,502
Other assets	16,652	20,834

Total assets	$1,020,937	$1,012,635

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,858	$9,632
Accounts payable	15,268	18,037
Income taxes payable	37,598	26,027
Accrued payroll and related liabilities	73,244	81,709
Accrued liabilities	29,362	37,098
Deferred revenue	106,453	103,336

Total current liabilities	273,783	275,839

Notes payable	282,188	283,983
Other long-term liabilities	16,826	19,098

Total liabilities	572,797	578,920

Commitments and contingencies (Note 18)

Minority interest	—	—

Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 79,248 and 76,430 issued and outstanding for 2005 and 2004, respectively	381,962	363,455
Incentive stock, no par value, authorized 1,200 shares; none issued	—	—
Deferred compensation	—	(508)
Retained earnings	45,524	39,717
Accumulated other comprehensive income	20,654	31,051

Total stockholders’ equity	448,140	433,715

Total liabilities and stockholders’ equity	$1,020,937	$1,012,635

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended December 31,	2005	2004	2003
In thousands

Operating Cash Flows:
Net income (loss)	$5,807	$(20,550)	$7,933

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	24,422	24,418	23,146
Amortization	19,647	19,302	18,704
Deferred income taxes	(9,771)	49,148	(12,223)
Changes in other long-term liabilities and minority interest	(1,600)	(4,568)	2,805
Tax benefit of employee stock option plans	30	950	3,458
Write-down of assets	750	8,458	2,587
Unrealized gain on derivatives	(1,671)	—	—
Gain on sale of investments	(800)	(1,403)	(2,390)
Gain on the sale of property, plant and equipment	(957)	—	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(1,319)	(12,303)	(52,676)
Prepaid expenses and other	1,866	469	(2,561)
Term receivables, long-term	1,568	(37,723)	(14,798)
Accounts payable and accrued liabilities	(12,995)	(5,446)	23,164
Income taxes payable	12,319	(5,403)	(10,642)
Deferred revenue	6,960	25,233	(1,138)

Net cash provided by (used in) operating activities	44,256	40,582	(14,631)

Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	73,826	26,749	3,857
Purchases of short-term investments	(87,212)	(50,129)	(2,991)
Purchases of property, plant and equipment	(25,843)	(24,423)	(23,532)
Proceeds from sale of property, plant and equipment	9,731	—	—
Purchases of intangible assets	(300)	(3,634)	—
Proceeds from sale of investments	800	1,403	2,390
Acquisitions of businesses and equity interests	(26,281)	(10,864)	(17,299)

Net cash used in investing activities	(55,279)	(60,898)	(37,575)

Financing Cash Flows:
Proceeds from issuance of common stock	18,477	19,907	22,625
Repurchase of common stock	—	—	(29,785)
Net increase (decrease) in short-term borrowings	2,909	2,396	(11,400)
Debt issuance costs	(853)	—	(5,161)
Proceeds from long-term notes payable	—	—	110,000
Repayments of long-term notes payable	(1,615)	(2,956)	(1,638)

Net cash provided by financing activities	18,918	19,347	84,641

Effect of exchange rate changes on cash and cash equivalents	(1,158)	552	929

Net change in cash and cash equivalents	6,737	(417)	33,364
Cash and cash equivalents at the beginning of the year	67,916	68,333	34,969

Cash and cash equivalents at the end of the year	$74,653	$67,916	$68,333

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance at December 31, 2002	66,629	$297,995	$(4,761)	$49,867	$16,619		$359,720

Net income	—	—	—	7,933	—	$7,933	7,933
Foreign currency translation adjustment, after tax of $1,414	—	—	—	—	8,316	8,316	8,316
Minimum pension liability, before tax benefit of $20	—	—	—	—	(119)	(119)	(119)
Unrealized gains on derivatives	—	—	—	—	171	171	171

Comprehensive income	—	—	—	—	—	$16,301	—

Amortization of deferred compensation	—	—	2,047	—	—		2,047
Stock issued under stock option and stock purchase plans	3,398	22,625	—	—	—		22,625
Forfeitures of unvested stock options issued in connection with acquisitions	—	(113)	113	—	—		—
Tax benefit associated with the exercise of stock options	—	3,458	—	—	—		3,458
Repurchase of common stock	(1,750)	(29,785)	—	—	—		(29,785)

Balance at December 31, 2003	68,277	294,180	(2,601)	57,800	24,987		374,366

Net loss	—	—	—	(20,550)	—	$(20,550)	(20,550)
Foreign currency translation adjustment, after tax of $823	—	—	—	—	4,840	4,840	4,840
Minimum pension liability, after tax of $14	—	—	—	—	80	80	80
Unrealized gains on derivatives	—	—	—	—	1,144	1,144	1,144

Comprehensive loss	—	—	—	—	—	$(14,486)	—

Amortization of deferred compensation	—	—	1,427	—	—		1,427
Stock issued under stock option and stock purchase plans	3,646	19,907	—	—	—		19,907
Forfeitures of unvested stock options issued in connection with acquisitions	—	(1,158)	666	492	—		—
Tax benefit associated with the exercise of stock options	—	950	—	—	—		950
Adjust for dividends to minority owners	—	—	—	1,975			1,975
Stock issued for acquisition of a business	4,507	49,576	—	—	—		49,576

Balance at December 31, 2004	76,430	363,455	(508)	39,717	31,051		433,715

Net income	—	—	—	5,807	—	$5,807	5,807
Foreign currency translation adjustment, after tax benefit of $1,604	—	—	—	—	(9,438)	(9,438)	(9,438)
Minimum pension liability, after tax of $31	—	—	—	—	185	185	185
Realized gains on derivatives	—	—	—	—	(1,144)	(1,144)	(1,144)

Comprehensive loss	—	—	—	—	—	$(4,590)	—

Amortization of deferred compensation	—	—	508	—	—		508
Stock issued under stock option and stock purchase plans	2,818	18,477	—	—	—		18,477
Tax benefit associated with the exercise of stock options	—	30	—	—	—		30

Balance at December 31, 2005	79,248	$381,962	$—	$45,524	$20,654		$448,140

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities and equipment, as described in Note 18.

Foreign Currency Translation

Local currencies are the functional currencies for the Company’s foreign subsidiaries except for Ireland, Singapore and Egypt where the United States dollar is used as the functional currency. Assets and liabilities of foreign operations, excluding Ireland, Singapore and Egypt, are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency translation adjustments are included as a separate component of stockholders’ equity. The accounting records for the Company’s subsidiaries in Ireland, Singapore and Egypt are maintained in United States dollars and accordingly no translation is necessary. Foreign currency transaction gains and losses are included as a component of other income, net.

Use of Estimates

U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include certificates of deposit, commercial paper and other highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $47,703 and $36,049 at December 31, 2005 and 2004, respectively.

Short-Term and Long-Term Investments

The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. At December 31, 2005 and 2004, the Company’s short-term investments consisted entirely of corporate debt securities classified as held to maturity. The fair value of short-term investments was $39,953 and $26,426, as of December 31, 2005 and 2004, respectively, as compared to carrying values at amortized cost of $39,757 and $26,371 at December 31, 2005 and 2004, respectively. Long-term investments, included in other assets on the accompanying consolidated balance sheet, include investments with maturities in excess of one year from the balance sheet date, investments with indefinite lives and equity securities. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income.

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

The carrying amounts of cash equivalents, short-term investments, trade accounts receivable, term receivables, short-term borrowings, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments or as amounts have been appropriately discounted. Available for sale securities and foreign exchange forward and option contracts are recorded based on quoted market prices. The fair value of long-term notes payable was $272,425 and $294,023, as of December 31, 2005 and 2004, respectively, as compared to carrying values of $282,188 and $283,983 at December 31, 2005 and 2004, respectively. The fair value of long-term notes payable was based on the quoted market price or based on rates available to the Company for instruments with similar terms and maturities. The Company does not believe it is exposed to any significant credit risk or market risk on its financial instruments.

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

Under SFAS No. 144, the Company reviews long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In the event that, in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down, in the period that determination was made.

As required by SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually. The Company completed the annual goodwill impairment test as of December 31, 2005, 2004 and 2003. There was no impairment at any date. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the estimated lives as of December 31, 2005 are appropriate.

Purchased technology and other intangible asset costs are amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively. Total purchased technology and other intangible asset amortization expenses were $15,872, $14,210 and $13,305 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the carrying value of goodwill was $346,662, purchased technology was $21,598 and other intangible assets was $11,948, net of accumulated amortization of $12,347, $45,729 and $9,434, respectively. The carrying value of non-amortizable other intangible assets was $917.

As of December 31, 2004, the carrying value of goodwill was $333,806, purchased technology was $30,260 and other intangible assets was $9,678, net of accumulated amortization of $12,347, $34,090 and $5,203, respectively. The carrying value of non-amortizable other intangible assets was $400.

The Company estimates the aggregate amortization expense related to purchased technology and other intangible assets will be $17,412, $10,243, $4,530, $1,847 and $431 for each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not standard, the Company has established a valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or contributed capital, or decrease goodwill, in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance on such net deferred tax asset generally would be charged to expense in the period such determination was made.

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

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships, if designated, are established pursuant to the Company’s risk management policy and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship or derivatives that do not qualify for hedge accounting are recognized in earnings each period. For derivatives designated as a hedge of a forecasted transaction (cash flow hedge), the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income and reclassified into earnings in the period in which the forecasted transaction occurs. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

The Company had $262,861 and $206,222 of notional value foreign currency forward and option contracts outstanding at December 31, 2005 and 2004, respectively. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts was $2,543 and $3,264 at December 31, 2005 and 2004, respectively.

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

For subscription licenses, the Company allocates a portion of the revenue to maintenance revenue based on the estimated fair value of the maintenance. The estimated fair value of maintenance is based upon pricing when maintenance is sold separately.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of the Company’s products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to research and development expense in the accompanying consolidated statements of operations. Acquired technology costs of $200 were capitalized by the Company in 2005.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $6,800, $6,800 and $6,900 for 2005, 2004 and 2003, respectively, and is included in marketing and selling expense in the accompanying consolidated statements of operations.

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

Year ended December 31,	2005	2004	2003
Net income (loss), as reported	$5,807	$(20,550)	$7,933
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(18,249)	(17,092)	(22,134)

Pro forma net loss	$(12,442)	$(37,642)	$(14,201)

Basic net income (loss) per share – as reported	$0.07	$(0.28)	$0.12
Basic net loss per share – pro forma	$(0.16)	$(0.52)	$(0.21)
Diluted net income (loss) per share – as reported	$0.07	$(0.28)	$0.11
Diluted net loss per share – pro forma	$(0.16)	$(0.52)	$(0.21)

In December 2004 the Financial Accounting Standards Board revised FAS 123 with the issuance of Statement of Financial Accounting Standards 123 (revised 2004), “Share Based Payment” (“FAS 123R”). This new standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments that are settled in cash. FAS 123R eliminates an enterprise’s ability to account for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. FAS 123R is effective for annual periods beginning after June 15, 2005, and can be adopted using either a modified prospective or a retrospective method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of FAS 123R.

The Company will adopt FAS 123R in the first quarter of 2006 and will continue to evaluate the impact of FAS 123R on its operating results and financial condition. The pro forma information presented above and in Note 14 presents the estimated compensation charges under FAS 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company estimates that the adoption of FAS 123R will have an impact of $0.15 per share for 2006.

Transfer of Financial Assets

The Company finances certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the fourth quarter of 2005, the Company sold $12,645 in term receivables, short-term and $10,821 in term receivables, long-term to a financing institution on a non-recourse basis.

New Accounting Pronouncements

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

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for 2003 and 2004 to conform to the 2005 presentation.

3. Merger and Acquisition Related Charges

In November 2005, the Company acquired Embedded Performance Inc. (EPI), a provider of probe technology which enables embedded software developers to connect to the underlying processors on devices such as cell phones, home office routers, and wireless and network attached devices in order to debug their software applications. The total purchase price including acquisition costs was $2,375. In addition, the Company recorded costs of vacating a leased facility of EPI of $132. The excess of liabilities assumed over tangible assets acquired was $22. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $1,639, technology of $430 and other identified intangible assets of $460. The technology will be amortized to cost of revenues over three years, and other identified intangible assets will be amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In September 2005, the Company acquired Accelerated Technology (UK) Limited, a distributorship of Mentor Graphics’ products and services. The total purchase price including acquisition costs was $905. The excess of tangible assets acquired over liabilities assumed was $613. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a value assigned to goodwill of $202 and other identified intangible assets of $90. The other identified intangible assets will be amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

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

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in-vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, the majority of which was paid in 2005. Severance costs affected five employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,985. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development (R&D) of $580, goodwill of $10,942, technology of $2,450, deferred tax asset of $1,512, and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years. Of the $4,800 of other identified intangible assets, $3,700 will be amortized to operating expenses over five years and $1,100 will be amortized to operating expenses over two years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The separate results of operations for the acquisitions during 2005 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

During 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth, which supported the premium paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares were deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $104 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $1,318. The Company recorded earn-out amounts based on related revenues derived from 0-In products and technologies of $884 in 2004 and $1,028 in 2005. The cost of the acquisition, including subsequent earn-out, was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $6,400, goodwill of $40,665, technology of $4,400, and other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years.

Additionally, during 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip) and (iv) VeSys Limited. The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $8,791. The aggregate excess of liabilities assumed over tangible assets acquired was $349. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process R&D of $1,300, goodwill of $4,022, technology of $1,510 and other identified intangible assets of $980, net of related deferred tax liability of $80. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208.

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

In addition, during 2003, the Company recorded a charge to operations of $150 for the acquisition of the in-process R&D of New Design Paradigm, Limited, a developer and marketer of engineering-design software systems for the automotive and aerospace industries.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in 2005, 2004, and 2003 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

4. Emulation Litigation Settlement and Other Special Charges

Following is a summary of the major elements of the special charges including emulation litigation settlement:

Year ended December 31,	2005	2004	2003
Emulation litigation settlement	$—	$(215)	$20,264
Excess leased facility costs	1,184	1,946	10,034
Employee severance	5,156	5,655	4,000
Terminated acquisitions	133	—	292
Other	304	1,827	(206)

Emulation litigation settlement and other special charges	$6,777	$9,213	$34,384

During 2005, the Company recorded special charges of $6,777. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reallocation or reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Special charges in 2005 included costs incurred related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. The total costs of this product line discontinuation were $2,290, which included (i) $1,151 of severance benefits, notice pay, and outplacement services related to the rebalance of 27 employees, (ii) $936 for the abandonment of excess leased facility space as more fully described below, and (iii) $203 for other costs related to the discontinued product line.

In addition to the rebalance of employees related to the discontinuation of a product line as described above, the Company rebalanced its workforce by 89 employees during 2005. The reduction impacted several employee groups. Employee severance costs of $4,005 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately half of these costs were paid during 2005, while the remainder of these costs will be paid in the first half of 2006. There have been no significant modifications to the amount of these charges.

The Company recorded excess leased facility costs of $1,734 in 2005, including $936 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe in connection with the discontinuation of a product line, as described above. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. In addition, the Company recorded costs of $642 for non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in North America. Non-cancelable lease payments on excess leased facility space in North America will be paid over four years. In addition, the Company recorded $156 in costs related to the restoration of a previously abandoned facility in Europe.

In addition, during 2005 the Company recorded a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which has been sublet at a higher rate than the previously expected sublease income. Other costs of $234 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999, terminated acquisitions costs, and other costs incurred to restructure the organization.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during 2005:

	Accrued Special Charges at December 31, 2004	2005 Charges	2005 Payments	Accrued Special Charges at December 31, 2005 (1)
Employee severance and related costs	$4,071	$5,156	$6,646	$2,581
Lease termination fees and other facility costs	7,024	1,184	558	7,650
Other costs	1,237	437	281	1,393

Total	$12,332	$6,777	$7,485	$11,624

(1)	Of the $11,624 total accrued special charges at December 31, 2005, $5,908 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $5,716 represents the short-term portion of accrued special charges.

The Company rebalanced the workforce by 118 employees during 2004. This reduction primarily impacted the sales and research and development divisions. Employee severance costs of $5,655 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were paid in the first half of 2005. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,946 in 2004 included $1,229 in adjustments to previously recorded non-cancelable lease payments primarily for the lease of one facility in North America. These adjustments were primarily a result of reductions to the estimated expected sublease income due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be paid over six years. The Company also recorded a $758 write-off of leasehold improvements for a facility lease in North America that was permanently abandoned. In addition, the Company reversed $41 related to the decision to utilize space that was previously abandoned for the lease of one facility in North America.

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

Other costs in 2004 of $590 included costs incurred to restructure the organization other than employee rebalances and excess leased facility costs. In addition, in 2004 the Company reversed $215 of the remaining accrual related to the emulation litigation with Cadence Design Systems, Inc.

The following table shows changes in accrued special charges during 2004:

	Accrued Special Charges at December 31, 2003	2004 Charges	2004 Payments	Accrued Special Charges at December 31, 2004 (1)
Emulation litigation settlement	$1,536	$(215)	$1,321	$—
Employee severance and related costs	2,681	5,655	4,265	4,071
Lease termination fees and other facility costs	10,034	1,188	4,198	7,024
Other costs	—	1,827	590	1,237

Total	$14,251	$8,455	$10,374	$12,332

(1)	Of the $12,332 total accrued special charges at December 31, 2004, $6,127 represents the long-term portion of accrued lease termination fees and other facility costs. The remaining balance of $6,205 represents the short-term portion of accrued special charges.

During 2003, the Company recorded special charges of $34,384. The charges primarily consisted of costs incurred for the settlement of emulation litigation, an accrual for excess leased facility costs and costs incurred for employee terminations.

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

Excess leased facility costs of $10,034 in 2003 consist of $4,925 in non-cancelable lease payments primarily for three facilities in North America. These facilities were permanently abandoned and the payments are net of estimated sublease income. Non-cancelable lease payments on these excess leased facilities will be paid over seven years. In addition, the Company recorded $4,608 in adjustments to previously recorded non-cancelable lease payments primarily for the leases of two facilities in North America. These adjustments are a result of reductions to the estimated expected sublease income primarily due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be paid over seven years. In addition, the Company recorded a $501 write-off of leasehold improvements for facility leases in Europe and in North America that were permanently abandoned.

The Company rebalanced the workforce by 126 employees during 2003. This reduction primarily impacted the sales and research and development organizations. Employee severance costs of $4,000 included severance benefits, notice pay and outplacement services. Termination benefits were communicated to the affected employees prior to year-end. These costs were paid in 2004. There were no significant modifications to the amount of these charges.

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

5. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound sterling where the Company is in a short position. See the discussion of revenues and expenses denominated in foreign currencies in “Effects of Foreign Currency Fluctuations” under Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To the extent a forecasted transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income, net.

The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheet, was $2,542 and $3,264 at December 31, 2005 and 2004, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Year ended December 31,	2005	2004
Beginning balance	$1,144	$—
Changes in fair value of cash flow hedges	1,386	2,199
Hedge ineffectiveness recognized in earnings	(3,150)	—
Net (gain) loss transferred to earnings	620	(1,055)

Net unrealized gain	$—	$1,144

The Company transferred a deferred loss of $91 and a deferred gain of $844 to system and software revenues relating to foreign currency contracts hedging revenues for the years ended December 31, 2005 and 2004, respectively. The Company transferred a deferred loss of $529 and a deferred gain of $211 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the years ended December 31, 2005 and 2004, respectively.

The Company discontinued certain hedges of Japanese yen revenues during the year ended December 31, 2005 because it was probable that a portion of the original forecasted transactions would not occur. As a result, the Company recognized a gain on hedge ineffectiveness of $1,570. The Company also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, the Company determined that certain of its remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133 resulting in the instruments being marked to market through the statement of operations and a net unrealized gain of $1,671 for the year ended December 31, 2005.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $2,251, $1,116, and $480 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded expense related to time value in interest expense of $1,705, $512, and $669 for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2005	2004	2003
Domestic	$(15,983)	$(10,203)	$(27,494)
Foreign	29,277	39,147	28,623

Total	$13,294	$28,944	$1,129

The provision (benefit) for income taxes is as follows:

Year ended December 31,	2005	2004	2003
Current:
Federal	$(31)	$5,349	$4,635
State	198	1,402	(1,996)
Foreign	4,330	2,867	2,780

Total current	4,497	9,618	5,419

Deferred:
Federal and state	8,125	35,397	(14,153)
Foreign	(5,135)	4,479	1,930

Total deferred	2,990	39,876	(12,223)

Total	$7,487	$49,494	$(6,804)

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2005	2004	2003
Federal tax	$4,653	$10,130	$395
State tax, net of federal benefit	129	1,565	(2,666)
Foreign dividend, net of associated foreign tax credits	—	36,650	—
Impact of international operations and reserves	(4,532)	(8,787)	(8,300)
Write- off of in process research and development	—	2,303	10
Tax credits (excluding foreign tax credits)	(908)	(721)	—
Amortization of deferred tax charge on intercompany sale	1,402	3,060	3,060
U.S. losses for which no benefit has been realized	4,114	3,429	—
Non-deductible intercompany charges	1,877	—	—
Non-deductible meals and entertainment	550	509	457
Other, net	202	1,356	240

Provision (benefit) for income taxes	$7,487	$49,494	$(6,804)

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2005	2004	2003
Net changes in gross deferred tax assets and liabilities	$(7,921)	$27,152	$(39,459)
Deferred tax assets reducing/(increasing) goodwill	—	(3,289)	16,383
Deferred tax assets reducing/(increasing) equity	—	—	3,458
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	12,243	(13,790)	13,900
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	(1,332)	29,803	(6,505)

Total	$2,990	$39,876	$(12,223)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2005	2004
Deferred tax assets:
Depreciation of property, plant and equipment	$2,832	$2,153
Reserves and allowances	5,211	4,543
Accrued expenses not currently deductible	19,825	14,331
Net operating loss carryforwards	23,901	23,117
Tax credit carryforwards	24,450	21,663
Purchased technology and other intangible assets	7,260	8,360
Other, net	2,127	5,785

Total gross deferred tax assets	85,606	79,952
Less valuation allowance	(49,786)	(51,118)

Deferred tax assets	35,820	28,834
Deferred tax liabilities:
Intangible assets	(4,714)	(6,981)

Deferred tax liabilities	(4,714)	(6,981)

Net deferred tax assets	$31,106	$21,853

The Company, for federal income tax purposes, has net operating loss carryforwards of approximately $39,127, foreign tax credits of $3,636, research and experimentation credit carryforwards of $12,612, alternative minimum tax credits of $4,010 and child care credits of $600 as of December 31, 2005. Furthermore, the Company, for state income tax purposes, has net operating loss carryforwards totaling $79,126 from multiple jurisdictions and research and experimentation and other miscellaneous credits of $3,593. A portion of the Company’s loss carryforwards inherited through acquisitions is subject to annual limitations due to change in ownership provisions of the Internal Revenue Code. As of December 31, 2005, the Company has net operating losses in multiple foreign jurisdictions of $19,439. If not used by the Company to reduce taxable income in future periods, portions of the net operating loss carryforwards will start expiring in 2007 and other portions can be carried forward indefinitely, the foreign tax credits will expire in 2010 through 2015, research and experimentation credit carryforwards will expire between 2007 through 2025 and child care credits will expire between 2023 and 2025. The alternative minimum tax credits do not expire.

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated to contributed capital and goodwill in the amounts of approximately $13,646 and $17,224, respectively.

At December 31, 2005, the Company had a total valuation allowance of $49,786 which is a decrease of $1,332 from the prior year. The decrease in the valuation allowance primarily resulted from a decrease in the foreign valuation allowances. The amount of the valuation allowance has been determined based on management’s estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable. The Company determined it is uncertain whether the Company’s United States entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, a valuation allowance is recorded against those deferred tax assets for which realization is uncertain. Similarly there is a full valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable United States income. Valuation allowances related to certain foreign deferred tax assets are based on historical losses in certain jurisdictions.

In 2002 the Company transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of its wholly owned foreign subsidiaries in a transaction that ultimately generated approximately $65,000 of taxable gain for federal and state income tax purposes, resulting in $14,305 in tax expense after the application of favorable tax attributes. Due to the intercompany nature of the transfer, this tax expense was capitalized as a deferred charge and amortized over a three year period including portions of four fiscal years. The amortization of this deferred charge for 2005, 2004, 2003 and 2002 was $1,402, $3,060, $3,060, and $6,783, respectively. There is no remaining balance of the deferred tax charge as of December 31, 2005.

The Company provides for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States. At December 31, 2005, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $159,634. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends in 2004 and 2005 from controlled foreign corporations. The Company decided not to repatriate foreign earnings pursuant to the Act and accordingly, the Company has not adjusted its tax expense or liability to reflect any repatriation under the Act.

The Company has reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though the Company believes that the positions it has taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

The Company is currently under examination in various jurisdictions, including the United States, the United Kingdom and Germany. The examinations are in different stages of development and timing of resolution is difficult to predict. The examination in the United States by the Internal Revenue Service pertains to the Company’s 2002 and 2003 tax years. While it is often difficult to predict the final outcome of any particular tax matter, the Company believes the tax reserves are adequate to cover any potential liabilities that could result from the current examinations.

7. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net follows:

As of December 31,	2005	2004
Computer equipment and furniture	$183,971	$174,843
Buildings and building equipment	39,558	50,208
Land and improvements	11,314	13,138
Leasehold improvements	28,703	26,852

	263,546	265,041
Less accumulated depreciation and amortization	(182,172)	(173,817)

Property, plant and equipment, net	$81,374	$91,224

8. Gain on Sale of Asset

In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 in 2005.

9. Short-Term Borrowings

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. In connection with entering into the new facility in 2005, the Company (i) capitalized $853 of upfront fees and related debt costs, which will be amortized until maturity in 2009, and (ii) wrote off $397 of unamortized bank fees and other costs related to the 2003 revolving credit facility. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2005 and 2004 against this credit facility or against the previous credit facility and had no balance outstanding at December 31, 2005 and December 31, 2004, respectively.

Other short-term borrowings at December 31, 2005 includes $5,707 of net proceeds received in connection with the sale of the future revenue streams of certain long-term customer support contracts to certain financial institutions. As the Company has significant continuing involvement in the generation of cash flows due to the financial institutions, these future revenue streams have been classified as short-term borrowings in accordance with EITF 88-18, “Sales of Future Revenues.” These future revenue streams will be recognized as revenue over the remaining life of the contracts and will have no future cash-flow impact.

In addition, other short-term borrowings includes borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $6,151 and $9,632 were outstanding under these facilities at December 31, 2005 and December 31, 2004, respectively.

10. Long-Term Notes Payable

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Debentures) in a private offering pursuant to Securities Act Rule 144A. The Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.95% and 3.15% for 2005 and 2004, respectively. The Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 4,700 shares. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Debentures declining to less than 98% of the value of the common stock into which the Debentures are convertible or (iii) a call for redemption of the Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In June 2002, the Company issued $172,500 of 6 7/8% Convertible Subordinated Notes due 2007 (Notes) in a private offering pursuant to SEC Rule 144A. The Notes have been registered with the Securities Act for resale under the Securities Act of 1933. The Company pays interest on the Notes semi-annually in June and December. The Notes are convertible into 7,370 shares of the Company’s common stock at a conversion price of $23.27 per share for the Notes remaining outstanding at December 31, 2005. The Company may redeem some or all of the Notes for cash. The Notes rank pari passu with the Debentures. In 2004, the Company purchased on the open market Notes with a principal balance of $1,000 for a total purchase price of $1,028. In connection with this purchase, the Company incurred before tax expenses for the early extinguishment of debt of $43. Expenses included the call premium on the Notes and the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $688 and $2,483 were outstanding under these agreements at December 31, 2005 and 2004, respectively.

11. Other Long-Term Liabilities

A summary of other long-term liabilities follows:

As of December 31,	2005	2004
Lease termination fees and other facilities related costs	$14,397	$16,705
Employment related accruals	2,157	1,966
Other	272	427

Total other long-term liabilities	$16,826	$19,098

12. Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

Year Ended December 31,	2005	2004	2003
Net income (loss)	$5,807	$(20,550)	$7,933

Weighted average shares used to calculate basic net income (loss) per share	78,633	72,381	67,680
Employee stock options and employee stock purchase plan	1,500	—	2,784

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	80,133	72,381	70,464

Basic net income (loss) per share	$.07	$(.28)	$.12

Diluted net income (loss) per share	$.07	$(.28)	$.11

Options and warrants to purchase 19,574, 18,762 and 8,583 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s Notes and Debentures for the years ended December 31, 2005, 2004 and 2003 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $7,947, $10,794 and $10,806 and additional incremental shares of 7,369, 7,409, and 7,412 for the years ended December 31, 2005, 2004 and 2003, respectively. If the Debentures had been dilutive, additional earnings of $3,747, $3,305 and $1,263 and incremental shares of 4,700, 4,700 and 1,906 would have been included in the calculation of net income per share for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Incentive Stock

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

14. Employee Stock and Savings Plans

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

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan (US ESPP) and reserved 1,400 shares for issuance. The shareholders have subsequently amended the US ESPP to reserve an additional 14,250 shares for issuance. In June 2002, the Board of Directors adopted the Foreign Subsidiary Employee Stock Purchase Plan, with substantially identical terms. A total of 1,900 shares have been reserved for issuance to foreign employees. The ESPPs provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. Employees purchased 2,314, 2,829 and 1,950 shares under the ESPPs in 2005, 2004 and 2003, respectively. At December 31, 2005, 2,587 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. In December 2004, the Board of Directors approved amendments to the ESPPs that increase the Company’s flexibility with respect to any termination of such plans.

SFAS No. 123 defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS No. 123, the Company elected to continue to account for its stock-based compensation plans under APB Opinion No. 25. Other than with respect to options assumed through acquisitions, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded compensation expense of $508, $1,427 and $2,047 in 2005, 2004 and 2003, respectively, for amortization of deferred compensation related to unvested stock options assumed through acquisitions. The Company has computed, for pro forma disclosure purposes, the value of all stock-based awards granted during 2005, 2004, and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Stock Option Plans Year ended December 31	2005	2004	2003
Risk-free interest rate	4.0%	3.5%	3.2%
Dividend yield	0%	0%	0%
Expected life (in years)	4.4	4.4	4.3
Volatility	55%	45%	45%

Employee Stock Purchase Plans Year ended December 31,	2005	2004	2003
Risk-free interest rate	3.8%	2.3%	1.4%
Dividend yield	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25
Volatility	45%	45%	45%

The Company used expected volatility to estimate volatility for options granted during 2005, 2004 and 2003, and considers expected volatility to be more representative of prospective trends. Expected volatility is based on the option feature embedded in the Company’s Debentures, which is comparable to employee stock options. Elements the Company includes in reaching its determination of expected volatility include: (i) historical volatility of the Company’s shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in the Company’s Debentures, and (iv) implied volatility of traded options of comparable companies. Using the Black-Scholes methodology, the total fair value of options granted during 2005, 2004 and 2003 was $8,589, $11,759 and $19,158, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The total fair value of purchase rights under the ESPPs during 2005, 2004 and 2003 was $4,224, $6,796 and $4,955, respectively, which would be amortized on pro forma basis over the purchase period. The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.65, $5.08 and $5.98 per share, respectively. The weighted average fair value of purchase rights under the ESPPs during 2005, 2004 and 2003 was $2.66, $2.00 and $1.87 per share, respectively. See Note 2, Summary of Significant Accounting Policies, for disclosure of the Company’s pro forma net income (loss) and net income (loss) per share information.

The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.04 – 5.22	251	5.06	$3.54	233	$3.41
$ 5.50 – 5.66	2,159	6.71	$5.66	1,551	$5.66
$ 5.67 – 8.41	3,537	6.77	$8.11	1,524	$7.72
$ 8.50– 10.97	2,201	3.76	$9.68	1,751	$9.65
$11.40 – 12.56	2,591	7.07	$11.99	1,306	$12.23
$12.58 – 14.75	692	5.37	$13.63	573	$13.52
$15.04 – 15.25	2,266	7.84	$15.25	2,129	$15.25
$15.29 – 17.81	1,008	6.00	$16.67	929	$16.67
$17.81 – 17.82	2,289	4.78	$17.81	2,279	$17.81
$17.82 – 38.15	3,454	5.74	$20.19	3,428	$20.16

$ 0.04 – 38.15	20,448	6.09	$12.98	15,703	$13.99

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. The excess of the fair market value of the shares at the date of grant over the option price, if any, is charged to earnings ratably over the vesting period. At December 31, 2005, 4,986 shares were available for future grant.

On December 16, 2005, the Company accelerated the vesting of all outstanding non-director stock options with an exercise price equal to or greater than $15.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. The Company took this action to reduce future costs under FAS 123R.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2002	18,232	$13.05
Granted	3,201	14.86
Exercised	(1,449)	9.93
Canceled	(829)	15.08

Balance at December 31, 2003	19,155	$13.50

Granted	2,316	12.29
Exercised	(817)	7.87
Canceled	(904)	15.68

Balance at December 31, 2004	19,750	$13.49

Granted	2,356	8.65
Exercised	(504)	7.32
Canceled	(1,154)	15.39

Balance at December 31, 2005	20,448	$12.98

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating United States employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. The Company’s matching contributions to the Savings Plan were $5,738, $5,251, and $4,809 in 2005, 2004 and 2003, respectively.

15. Stock Repurchases

The Board of Directors has authorized the Company to repurchase shares of its common stock in the open market. There were no repurchases in 2005 or 2004. In 2003, the Company used a portion of the proceeds from the sale of the Debentures to repurchase 1,750 shares of common stock for an aggregate purchase price of $29,785. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

16. Common Stock Warrants

On February 22, 2002, as part of the purchase price for an acquisition, the Company issued warrants to purchase 50 shares of the Company’s common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of December 31, 2005.

17. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

As of December 31,	2005	2004
Foreign currency translation adjustment (Note 2)	$21,324	$30,762
Unrealized gain on derivatives (Note 5)	—	1,144
Minimum pension liability	(670)	(855)

Accumulated other comprehensive income	$20,654	$31,051

18. Commitments and Contingencies

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Annual periods ending December 31,
2006	$26,922
2007	21,911
2008	20,018
2009	15,270
2010	10,857
Thereafter	14,605

Total	$109,583

Rent expense under operating leases was $31,759, $35,403 and $28,554 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company entered into agreements to sublease portions of its facility sites. Under terms of these agreements future rental receipts of $1,160, $1,327, $1,207, $1,207, $1,182 and $71 are expected in 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At December 31, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

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

19. Other Income, Net

Other income, net is comprised of the following:

Year ended December 31,	2005	2004	2003
Interest income	$14,332	$8,159	$5,679
Gain on sale of investments and property	1,757	1,403	2,390
Gain on hedge ineffectiveness (Note 5)	3,150	—	—
Minority interest in earnings	—	(7)	(281)
Foreign exchange gain (loss)	143	(499)	(1,481)
Other, net	(913)	(668)	(847)

Other income, net	$18,469	$8,388	$5,460

20. Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2005	2004	2003
Cash paid for:
Interest	$20,764	$16,513	$14,446
Income taxes	$3,977	$1,780	$5,777
Stock, stock warrant and stock options issued for purchase of businesses	$—	$49,576	$—
Equipment acquired with capital leases	$—	$176	$315

21. Related Party Transactions

Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. During 2005, aggregate revenues of $5,623, which represented 0.8% of the Company’s total revenues, were recognized from these customers. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

22. Segment Reporting

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

Year ended December 31,	2005	2004	2003
Revenues:
Americas	$304,554	$306,911	$331,307
Europe	215,047	199,417	188,657
Japan	99,301	131,107	100,737
Pacific Rim	86,347	73,521	54,967

Total	$705,249	$710,956	$675,668

Operating Income (Loss):
Americas	$167,550	$172,775	$187,683
Europe	119,324	106,618	101,998
Japan	58,425	89,116	61,185
Pacific Rim	65,486	54,947	39,597
Corporate	(392,464)	(384,281)	(377,570)

Total	$18,321	$39,175	$12,893

Depreciation and Amortization of Property, Plant and Equipment:
Americas	$14,923	$16,076	$15,424
Europe	5,169	4,959	5,155
Japan	1,500	1,294	1,080
Pacific Rim	2,830	2,089	1,487

Total	$24,422	$24,418	$23,146

Capital Expenditures:
Americas	$14,339	$13,195	$14,652
Europe	6,361	5,183	5,772
Japan	1,027	2,310	319
Pacific Rim	4,116	3,735	2,789

Total	$25,843	$24,423	$23,532

Identifiable Assets:
Americas	$690,440	$692,701	$692,219
Europe	241,164	200,454	170,755
Japan	56,642	79,193	50,802
Pacific Rim	32,691	40,287	26,912

Total	$1,020,937	$1,012,635	$940,688

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

Year ended December 31,	2005	2004	2003
Revenues:
Integrated circuit design	$491,026	$498,236	$466,279
Systems design	185,252	184,798	184,476
Professional services	28,971	27,922	24,913

Total	$705,249	$710,956	$675,668

23. Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31
2005
Total revenues	$164,334	$154,836	$164,809	$221,270
Gross margin	$136,978	$126,969	$138,971	$191,619
Operating income (loss)	$(3,050)	$(16,286)	$1,786	$35,871
Net income (loss)	$(4,386)	$(6,843)	$159	$16,877
Net income (loss) per share, basic	$(0.06)	$(0.09)	$0.00	$0.21
Net income (loss) per share, diluted	$(0.06)	$(0.09)	$0.00	$0.21

2004
Total revenues	$164,405	$169,642	$161,960	$214,949
Gross margin	$137,282	$143,436	$136,353	$186,328
Operating income (loss)	$5,849	$7,308	$(4,774)	$30,792
Net income (loss)	$2,178	$(32,796)	$(5,746)	$15,814
Net income (loss) per share, basic	$0.03	$(0.47)	$(0.08)	$0.21
Net income (loss) per share, diluted	$0.03	$(0.47)	$(0.08)	$0.20

24. Subsequent Event

On March 3, 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (2006 Debentures) in a private offering pursuant to Securities Act Rule 144A. The Company intends to use the net proceeds from the sale of the debentures to retire, through repurchases or redemption, the outstanding principal and interest on the Notes, to repurchase a portion of the Debentures, subject to market conditions, and for general corporate purposes. The Company has agreed to register the 2006 Debentures with the SEC for resale under the Securities Act of 1933. The Company will pay interest on the 2006 Debentures semi-annually in March and September. The 2006 Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.97 per share. These circumstances generally include (a) thresholds for the closing price of the Company’s common stock and the trading price of the 2006 Debentures, (b) a call for the redemption of the 2006 Debentures, (c) specified distributions to holders of the Company’s common stock, (d) if a fundamental change, such as a change of control, occurs or (e) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 2006 Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of the Company’s common stock equal to the conversion rate If the conversion value of a 2006 Debenture exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 2006 Debentures rank pari passu with the Debentures and the Notes. Some or all of the 2006 Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 2006 Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mentor Graphics Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Portland, Oregon
March 14, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(1) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and has concluded that the Company’s internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The Company’s independent registered public accounting firm, KPMG LLP, has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

(2) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the last quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(3) Evaluation of Disclosure Controls and Procedures

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mentor Graphics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(1)), that Mentor Graphics Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mentor Graphics Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Portland, OR
March 14, 2006

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of Registrant

The information required by this item concerning the Company’s Directors will be included under “Election of Directors” in the Company’s 2006 Proxy Statement and is incorporated herein by reference. The information concerning the Company’s Executive Officers is included herein on pages 8-9 under the caption “Executive Officers of Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under “Compensation of Directors” and “Information Regarding Executive Officer Compensation” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under “Election of Directors”, “Information Regarding Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is not applicable to the Company.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under “Independent Auditors” in the Company’s 2006 Proxy Statement and is incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	67

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(a) 3 Exhibits

2.	A.	Agreement and Plan of Merger dated as of June 5, 2004, by and among the Company, Null Set Acquisition Corporation and 0-In Design Automation, Inc., and amendment thereto dated July 22, 2004. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2004.

3.	A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2004.

	B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.	A.	Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.

	B.	Indenture dated June 3, 2002 between the Company and Wilmington Trust Company relating to 6 7/8% Convertible Subordinated Notes due 2007. Incorporated by reference to Exhibit 4.B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	C.	Resale Registration Rights Agreement dated June 3, 2002. Incorporated by reference to Exhibit 4.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

	D.	Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate Convertible Subordinated Debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

	E.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

	F.	Credit Agreement dated as of June 1, 2005 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.F to the Company’s Current Report on Form 8-K filed on June 7, 2005.

	G.	First Amendment to Credit Agreement dated as of November 8, 2005 between the Company, Bank of America, N.A. as agent and the other lenders.

	H.	Indenture dated as of March 3, 2006 between the Company and Wilmington Trust Company, as Trustee, related to 6.25% Convertible Subordinated Debentures due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006

	I.	Registration Rights Agreement dated March 3, 2006, between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006

10.	*A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

	*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

	*E.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted to employees under the Company’s stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*F.	Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company’s stock option plans. Incorporated by reference to Exhibit 10.B to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*G.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.G to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	*H.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

	*I.	Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.I to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

21.		List of Subsidiaries of the Company.

23.		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated: March 15, 2006

	By	/s/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ WALDEN C. RHINES Walden C. Rhines	Chief Executive Officer	March 15, 2006

(2)	Principal Financial Officer:

	/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	President	March 15, 2006

(3)	Principal Accounting Officer:

	/s/ ANTHONY B. ADRIAN Anthony B. Adrian	Vice President, Corporate Controller	March 15, 2006

(4)	Directors:

	/s/ WALDEN C. RHINES Walden C. Rhines	Chairman of the Board	March 15, 2006

	/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director	March 15, 2006

	/s/ SIR PETER BONFIELD Sir Peter Bonfield	Director	March 15, 2006

	/s/ MARSHA B. CONGDON Marsha B. Congdon	Director	March 15, 2006

	/s/ JAMES R. FIEBIGER James R. Fiebiger	Director	March 15, 2006

	/s/ KEVIN C. MCDONOUGH Kevin C. McDonough	Director	March 15, 2006

	/s/ PATRICK B. McMANUS Patrick B. McManus	Director	March 15, 2006

	/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director	March 15, 2006

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance		Additions		Acquisitions of businesses		Deductions		Ending Balance
Year ended December 31, 2003
Allowance for doubtful accounts[1] Accrued restructuring costs	$ $	3,852 11,070	$ $	1,753 34,384	$ $	— —	$ $	1,456 31,203	$ $	4,149 14,251
Year ended December 31, 2004
Allowance for doubtful accounts[1] Accrued restructuring costs	$ $	4,149 14,251	$ $	1,488 8,455	$ $	— —	$ $	365 10,374	$ $	5,272 12,332
Year ended December 31, 2005
Allowance for doubtful accounts[1] Accrued restructuring costs	$ $	5,272 12,332	$ $	676 6,777	$ $	— —	$ $	1,461 7,485	$ $	4,487 11,624

(1)	Deductions primarily represent accounts written off during the period