Form 10-Q
period 2006-03-31
MENTOR GRAPHICS CORP
filed 2006-05-10
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 685-7000

NO CHANGE

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒        Accelerated Filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of common stock, no par value, outstanding as of May 1, 2006: 80,281,495

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended March 31,	2006	2005
In thousands, except per share data

Revenues:
System and software	$102,940	$91,560
Service and support	73,382	72,774

Total revenues	176,322	164,334

Cost of revenues:
System and software	4,315	4,735
Service and support	20,250	19,908
Amortization of purchased technology	3,235	2,713

Total cost of revenues	27,800	27,356

Gross margin	148,522	136,978

Operating expenses:
Research and development	55,063	51,310
Marketing and selling	66,971	67,575
General and administration	20,919	18,708
Amortization of intangible assets	1,126	1,122
Special charges	5,236	1,313
Merger and acquisition related charges	180	—

Total operating expenses	149,495	140,028

Operating loss	(973)	(3,050)
Other income (expense), net	3,632	3,615
Interest expense	(13,707)	(5,031)

Loss before income taxes	(11,048)	(4,466)
Income tax benefit	(5,188)	(80)

Net loss	$(5,860)	$(4,386)

Net loss per share:
Basic	$(0.07)	$(0.06)

Diluted	$(0.07)	$(0.06)

Weighted average number of shares outstanding:
Basic	80,108	78,007

Diluted	80,108	78,007

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2006	As of December 31, 2005
In thousands

Assets
Current assets:
Cash and cash equivalents	$75,346	$74,653
Short-term investments	45,388	39,757
Trade accounts receivable, net of allowance for doubtful accounts of $4,442 and $4,487, respectively	215,575	234,866
Other receivables	7,745	11,771
Inventory	2,963	2,395
Prepaid expenses and other	18,877	15,562
Deferred income taxes	13,262	13,127

Total current assets	379,156	392,131

Property, plant and equipment, net	78,212	81,374
Term receivables, long-term	127,280	131,676
Goodwill	349,291	346,662
Intangible assets, net	31,556	34,463
Deferred income taxes	18,839	17,979
Other assets	21,304	16,652

Total assets	$1,005,638	$1,020,937

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,041	$11,858
Accounts payable	8,357	15,268
Income taxes payable	31,947	37,598
Accrued payroll and related liabilities	57,177	73,244
Accrued liabilities	30,111	29,362
Deferred revenue	117,823	106,453

Total current liabilities	256,456	273,783

Notes payable	276,996	282,188
Other long-term liabilities	16,458	16,826

Total liabilities	549,910	572,797

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 80,220 and 79,248 issued and outstanding, respectively	392,762	381,962
Retained earnings	39,664	45,524
Accumulated other comprehensive income	23,302	20,654

Total stockholders’ equity	455,728	448,140

Total liabilities and stockholders’ equity	$1,005,638	$1,020,937

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31,	2006	2005
In thousands

Operating Cash Flows:
Net loss	$(5,860)	$(4,386)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,097	6,196
Amortization	4,867	5,124
Stock based compensation	2,941	—
Deferred income taxes	(1,027)	(82)
Changes in other long-term liabilities	(493)	(691)
Write-off of debt issuance costs	2,154	—
Gain on debt extinguishment	(999)	—
Write-down of assets	180	—
(Gain) loss on sale or disposal of property, plant and equipment	575	(953)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable	21,275	10,068
Prepaid expenses and other	844	(5,150)
Term receivables, long-term	5,384	10,608
Accounts payable and accrued liabilities	(24,076)	(26,104)
Income taxes payable	(5,909)	(3,096)
Deferred revenue	10,503	16,892

Net cash provided by operating activities	16,456	8,426

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	25,804	18,421
Purchases of short-term investments	(31,435)	(27,363)
Purchases of property, plant and equipment	(3,222)	(7,268)
Proceeds from sale of property, plant and equipment	—	9,731
Acquisitions of businesses and equity interests	(4,165)	(2,708)

Net cash used in investing activities	(13,018)	(9,187)

Financing Cash Flows:
Proceeds from issuance of common stock	7,859	8,990
Net decrease in short-term borrowings	(812)	(1,553)
Debt issuance costs	(5,750)	—
Proceeds from long-term notes payable	200,000	—
Retirement of long-term notes payable	(204,193)	(436)

Net cash provided by (used by) financing activities	(2,896)	7,001

Effect of exchange rate changes on cash and cash equivalents	151	(793)

Net change in cash and cash equivalents	693	5,447
Cash and cash equivalents at beginning of period	74,653	67,916

Cash and cash equivalents at end of period	$75,346	$73,363

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field office facilities and equipment, as described in Note 14.

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

Reclassifications

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for 2005 to conform to the 2006 presentation.

(3)	Accounting for Stock-Based Compensation - On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related guidance. Under the intrinsic value method, the Company did not recognize any significant amount of stock-based compensation expense in the Company’s consolidated statements of operations, as options granted by the Company generally had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to adopt the modified-prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based awards granted through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with SFAS 123, and (b) any share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has recorded $2,941 of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS 123(R). In accordance with SFAS 123(R), the Company will present excess tax benefits from the exercise of stock options as a financing activity in the consolidated statements of cash flows. The Company did not record any excess tax benefits for the three months ended March 31, 2006.

The Company estimates the fair value of stock options under SFAS 123(R) using a Black-Scholes option-pricing model consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS No. 123(R). The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements the Company includes in reaching its determination of expected volatility include: (i) historical volatility of the Company’s shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in the Company’s Debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of the Company’s stock options is based on historical experience. Using the Black-Scholes methodology, weighted average fair value of options granted was $5.50 and $5.72 per share during the three months ended March 31, 2006 and 2005, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $3.15 and $2.81 during the three months ended March 31, 2006 and 2005, respectively. The calculation used the following assumptions:

Stock Option Plans

Three months ended March 31,	2006	2005
Risk-free interest rate	4.5%	3.9%
Dividend yield	0%	0%
Expected life (in years)	4.5	4.3
Volatility	55%	45%

Employee Stock Purchase Plans (ESPPs)

Three months ended March 31,	2006	2005
Risk-free interest rate	4.6%	3.1%
Dividend yield	0%	0%
Expected life (in years)	1.25	1.25
Volatility	45%	45%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123 for the three months ended March 31, 2005, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

Three months ended March 31,	2005
Net loss, as reported	$(4,386)
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income, net of related tax benefit	(3,852)

Pro forma net loss	$(8,238)

Basic net loss per share – as reported	$(0.06)
Basic net loss per share – pro forma	$(0.11)
Diluted net loss per share – as reported	$(0.06)
Diluted net loss per share – pro forma	$(0.11)

The Company has $17,443 of unrecognized equity plan-related compensation expense as of March 31, 2006 related to unvested stock option awards. This expense is expected to be recognized over a weighted-average period of approximately 3.3 years. The total intrinsic value of options exercised in the first three months of 2006 and 2005 were $1,215 and $1,597, respectively.

The equity plan-related compensation expense that is included in our results of operations for the period ended March 31, 2006 is as follows:

Three months ended March 31,	2006
Cost of Revenues:
Service and support	$(192)
Operating Expense:
Research and development	(1,299)
Marketing and selling	(1,010)
General and administration	(440)

Equity plan-related compensation expense	$(2,941)

Effect on net loss per share:
Basic	$(0.04)

Diluted	$(0.04)

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

The Company has an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. At March 31, 2006, 1,864 shares remain available for future purchase under the ESPPs.

The following table summarizes information about options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$ 0.04 – 5.22	203	4.79	$3.46	192	$3.36
$ 5.50 – 5.66	2,035	6.46	$5.66	1,767	$5.66
$ 5.67 – 8.41	3,451	6.55	$8.11	1,474	$7.73
$ 8.50– 10.97	2,164	3.52	$9.68	1,733	$9.66
$11.00 – 12.56	2,649	6.95	$11.95	1,387	$12.20
$12.58 – 14.75	672	5.23	$13.62	579	$13.53
$15.04 – 15.25	2,224	7.59	$15.25	2,106	$15.25
$15.29 – 17.81	963	5.77	$16.66	885	$16.66
$17.81 – 17.82	2,258	4.54	$17.81	2,258	$17.81
$17.82 – 38.15	3,378	5.50	$20.19	3,362	$20.16

$ 0.04 – 38.15	19,997	5.88	$13.02	15,743	$13.87

Options exercisable at March 31, 2006 have a weighted term of 5.08 years and an intrinsic value of $18,306.

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. At March 31, 2006, 5,163 shares were available for future grant.

On December 16, 2005, the Company accelerated the vesting of all outstanding non-director stock options with an exercise price equal to or greater than $15.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. The Company took this action to reduce future costs under SFAS 123(R).

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2005	20,448	$12.98
Granted	112	11.08
Exercised	(248)	6.32
Forfeited	(71)	9.32
Expired	(244)	16.70

Balance at March 31, 2006	19,997	$13.02

(4)	Net Loss Per Share – Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

Three months ended March 31,	2006	2005
Net Loss	$(5,860)	$(4,386)
Weighted average shares used to calculate basic net loss per share	80,108	78,007
Employee stock options and employee stock purchase plan	—	—

Weighted average common and potential common shares used to calculate diluted net loss per share	80,108	78,007

Basic net loss per share	$(0.07)	$(0.06)

Diluted net loss per share	$(0.07)	$(0.06)

Options and warrants to purchase 20,283 and 19,502 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s 6 7/8% convertible subordinated notes (Notes), the floating rate convertible subordinated debentures (Floating Rate Debentures) and the newly issued 6.25% convertible subordinated dentures (6.25% Debentures) for the three months ended March 31, 2006 and 2005 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the Notes had been dilutive, the Company’s net loss per share would have included additional earnings, primarily from the reduction of interest expense, of $1,693 and $2,681 for the three months ended March 31, 2006 and 2005, respectively. The calculation would also have included additional incremental shares of 6,133 and 7,369 for the three months ended March 31, 2006 and 2005, respectively. If the Floating Rate Debentures had been dilutive, additional earnings of $1,079 and $1,083 for the three months ended March 31, 2006 and 2005, respectively, and incremental shares of 4,454 and 4,700 for the three months ended March 31, 2006 and 2005, respectively, would have been included in the calculation of net loss per share. In accordance with SFAS 128, “Earnings per Share,” the Company presumes that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the 6.25% Debentures had been dilutive, additional earnings of $643 and incremental shares of 55 would have been included in the calculation of net loss per share for the three months ended March 31, 2006. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are described further in Note 6, “Long-Term Notes Payable.”

(5)	Short-Term Borrowings – In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at March 31, 2006 or December 31, 2005.

Other short-term borrowings at March 31, 2006 includes $3,267 of net proceeds received in connection with the sale of the future revenue streams of certain long-term customer support contracts to certain financial institutions in the fourth quarter of 2005. As the Company has significant continuing involvement in the generation of cash flows due to the financial institutions, these future revenue streams have been classified as short-term borrowings in accordance with EITF 88-18, “Sales of Future Revenues.” These future revenue streams will be recognized as revenue over the remaining life of the contracts and will have no future cash-flow impact. In addition, other short term borrowings at March 31, 2006 included $2,097 in amounts collected from customers on receivables previously sold to financial institutions which will be remitted to the financial institutions during the second quarter of 2006.

In addition, other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $5,677 and $6,151 were outstanding under these facilities at March 31, 2006 and December 31, 2005, respectively.

(6)	Long-Term Notes Payable – Long –Term Notes Payable consisted of the following:

Three months ended	March 31, 2006	December 31, 2005
6.25% Debentures due 2026	$200,000	$—
Floating Rate Debentures due 2023	76,650	110,000
6 7/8% Notes due 2007	—	171,500
Other	346	688

Total Long-Term Notes Payable	$276,996	$282,188

6.25% Debentures due 2026: In March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering pursuant to Securities Act Rule 144A. The Company used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from its cash balances to retire the 6 7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. The Company has agreed to register the 6.25% Debentures with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.97 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of the Company’s common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of the Company’s common stock equal to the conversion rate. If such conversion value exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. Some or all of the 6.25% Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

Floating Rate Debentures due 2023: In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.18% and 4.19% for the three months ended March 31, 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 3,276 shares as of March 31, 2006. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. In March 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $33,350 for a total purchase price of $32,351. As a result, a principal amount of $76,650 remains outstanding. In connection with this purchase, the Company incurred a before tax net gain on the early extinguishment of debt of $211, which included a $999 discount on the repurchased Floating Rate Debentures partially offset by the write-off of $788 of a portion of unamortized deferred debt issuance costs.

6 7/8% Notes due 2007: In March 2006, the Company used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the 6 7/8% Convertible Subordinated Notes (Notes) due 2007. In connection with this retirement, the Company incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $346 and $688 were outstanding under these agreements at March 31, 2006 and December 31, 2005, respectively.

(7)	Stock Repurchases - There were no repurchases in the three months ended March 31, 2006 and 2005. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

(8)	Supplemental Cash Flow Information - The following provides additional information concerning supplemental disclosures of cash flow activities:

Three months ended March 31,	2006	2005
Cash paid for:
Interest (1)	$11,832	$1,460
Income taxes	$1,991	$3,518

(1)	Cash paid for interest included (i) $4,716 for the call premium on the Notes and (ii) $3,237 in interest accrued to the dates of retirement of the Notes and Floating Rate Debentures. Refer to Note 6, “Long-Term Notes Payable” for more information regarding the retirements of the Notes and the Floating Rate Debentures.

(9)	Comprehensive Loss - The following provides a summary of comprehensive loss:

Three months ended March 31,	2006	2005
Net loss	$(5,860)	$(4,386)
Change in unrealized gain (loss) on derivative instruments	1,035	(906)
Change in accumulated translation adjustment	1,613	(3,564)

Comprehensive loss	$(3,212)	$(8,856)

(10)	Special Charges – For the three months ended March 31, 2006, the Company recorded special charges of $5,236. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

The Company rebalanced its workforce by 67 employees during the three months ended March 31, 2006. The reduction impacted several employee groups. Employee severance costs of $3,592 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter. The Company expects the majority of these costs to be paid during the first half of 2006. There have been no significant modifications to the amount of these charges.

In addition, special charges for the three months ended March 31, 2006 included costs of $1,613 incurred as a result of residual actions related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $628 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

For the three months ended March 31, 2005, the Company recorded special charges of $1,313. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 24 employees during the three months ended March 31, 2005. The reduction impacted several employee groups. Employee severance costs of $1,191 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during 2005. There have been no significant modifications to the amount of these charges. Other costs of $122 primarily include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during the first three months of 2006:

	Accrued Special Charges at December 31, 2005	2006 Charges	2006 Payments	Accrued Special Charges at March 31, 2006 (1)
Employee severance and related costs	$2,581	$3,592	$(3,062)	$3,111
Lease termination fees and other facility costs	7,650	863	(1,283)	7,230
Other costs	1,393	781	(2,095)	79

Total	$11,624	$5,236	$(6,440)	$10,420

(1)	Of the $10,420 total accrued special charges at March 31, 2006, $5,370 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,050 represented the short-term portion of accrued special charges.

(11)	Merger and Acquisition Related Charges - In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company will integrate the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,112, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets will be amortized to operating expenses over three years.

The separate results of operations for the acquisition during the three months ended March 31, 2006 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

For the three months ended March 31, 2005, the Company recorded no merger and acquisition related charges.

(12)	Gain on Sale of Asset – In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 during the three months ended March 31, 2005.

(13)

Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound sterling where the Company is in a short position. See the discussion of revenues and expenses denominated in foreign currencies in “Effects of Foreign Currency Fluctuations” under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and the

Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To the extent a forecasted transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income, net.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,863 and $2,542 at March 31, 2006 and December 31, 2005, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Three months ended March 31,	2006	2005
Beginning balance	$—	$1,144
Changes in fair value of cash flow hedges	877	(735)
Hedge ineffectiveness recognized in earnings	(2)	—
Net (gain) loss transferred to earnings	160	(171)

Net unrealized gain Net unrealized gain (loss)	$1,035	$238

The remaining balance in accumulated other comprehensive income at March 31, 2006 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2006 and 2007. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred a deferred loss of $165 and a deferred loss of $750 to system and software revenues relating to foreign currency contracts hedging revenues for the three months ended March 31, 2006 and 2005, respectively. The Company transferred a deferred gain of $5 and a deferred gain of $921 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the three months ended March 31, 2006 and 2005, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency forward contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $576 and $415 for the three months ended March 31, 2006 and 2005, respectively. The Company recorded expense related to time value in interest expense of $680 and $201 for the three months ended March 31, 2006 and 2005, respectively.

(14)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At March 31, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

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

(15)	Related Party Transactions - Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. The Company recognized revenue from these customers of $7,050 and $6,213 during the three months ended March 31, 2006 and 2005, respectively, which represented 4% and 2.5% of the Company’s total revenues, respectively. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

(16)	Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

Three months ended March 31,	2006	2005
Revenues
Americas	$63,688	$71,087
Europe	49,679	43,788
Japan	38,981	32,422
Pacific Rim	23,974	17,037

Total	$176,322	$164,334

Operating income (loss)
Americas	$32,447	$38,824
Europe	27,331	20,430
Japan	28,687	21,159
Pacific Rim	18,462	11,969
Corporate	(107,900)	(95,432)

Total	$(973)	$(3,050)

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

Three months ended March 31,	2006	2005
Revenues
Integrated circuit design	$123,558	$113,304
Systems design	45,656	43,468
Professional services	7,108	7,562

Total	$176,322	$164,334

(17)	Recent Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges. Additionally, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted of SFAS No. 151 on January 1, 2006, which had no material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to determine the period specific effects of the change. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006, which did not have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

(All numerical references in thousands, except for percentages and per share data)

Overview

THE COMPANY

The Company is a supplier of electronic design automation (EDA) systems — advanced computer software, emulation hardware systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. The Company markets its products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military/aerospace, and transportation industries. Through the diversification of the Company’s customer base among these various customer markets, the Company attempts to reduce its exposure to fluctuations within each market. The Company sells and licenses its products through its direct sales force and a channel of distributors and sales representatives. In addition to its corporate offices in Wilsonville, Oregon, the Company has sales, support, software development and professional service offices worldwide.

BUSINESS ENVIRONMENT

Business at the end of 2005 was strong and broad based with system and software bookings up in the second half of 2005 compared to the prior year. That strength continued during the first quarter of 2006, with bookings up 55% compared to an unusually weak first quarter in 2005. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the three months ended March 31, 2006, the Company experienced a 12% increase in system and software revenues year over year. With this growth in system and software revenues, the Company has experienced three consecutive quarters of year over year growth. The ten largest transactions for the first quarter of 2006 accounted for approximately 48% of total system and software bookings as compared to 26% in the first quarter of 2005. The number of new customers during the three months ended March 31, 2006 was up 8% from the levels experienced during the comparable period of 2005.

After a significant year over year bookings decline in the first half of 2005, the Calibre family of products had a strong second half of 2005. This strength continued during the first quarter of 2006, with the Calibre family of products experiencing a nearly 250% increase in system and software bookings over the comparable period of 2005.

The Company’s management believes 2006 looks positive for the Company and for the EDA industry in general. For the three months ended March 31, 2006, five of the ten largest customer transactions were add-on deals for additional product not originally purchased. While the strength experienced during the first quarter of 2006 was not based on deal renewals, the Company does expect 2006 to be a strong renewal year, and these contracts should benefit from the increased R&D spending of our customers compared to three years ago when R&D spending in electronics was still depressed. Beyond the growth in the Company’s family of Calibre products, the strength seen in Scalable Verification and System Design, offer many opportunities for growth in 2006. The Company also expects increased demand for EDA products for non-traditional markets, such as automotive electronic design and embedded software.

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

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Policies – Revenue Recognition” on page 20 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2005 marked the fifth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend continued during the three months ended March 31, 2006 and the Company believes this trend will continue for the full year 2006. This trend was primarily the result of two factors. First, the Company’s customers continue to move toward the term license model, which provides the customer with greater flexibility for product usage, including the option to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

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

During the year ended December 31, 2005, the Company launched many new products to address customer’s leading-edge design challenges. The Company launched its constraint editor system (CES) into its Expedition™ Series and Board Station® RE PCB design flows. Providing a centralized constraint editor simplifies the task of managing constraints that previously had to be entered into individual tools in the flow separately. Also during the year ended December 31, 2005, the Company launched Questa. The Questa verification products extend Mentor’s functional verification solution by offering a single product with built-in support for testbench automation, coverage-driven verification (CDV), assertion-based verification (ABV) and transaction-level modeling (TLM). These new methodologies enhance traditional simulation technology to achieve faster and more complete verification of systems. The Company launched a new version of its Capital Harness System product suite. The product is used by engineers to design the electrical interconnect wiring systems for vehicles including automobiles, trucks and airplanes. The Company launched YieldAssist which helps identify the cause of yield limiting errors that can be difficult to isolate using traditional failure analysis techniques, and the Company announced its new enterprise solution for printed circuit board design, Expedition Enterprise. Finally, the Company launched its automotive network design solution which incorporates products and technologies from the acquisition of Volcano Communications Technologies AB.

During the three months ended March 31, 2006, the Company launched a number of new products. In January, the company launched Calibre OPCverify which assists in correcting design features which could impact yield because of process variation. In March, the company extended its move into process variation management with Calibre LFD which permits designers to make tradeoffs to increase design resilience to process variation. Calibre Mask Data Preparation was also extended to offer a 45nm process version to handle the greatly increased complexity of mask preparation at the 45nm process node. Calibre DFM technologies were also adopted into the common 65nm process platform of IBM, Chartered and Samsung.

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

Q1 2006 Financial Performance

•	Total revenues were $176,322 for the three months ended March 31, 2006, a 7% increase over the comparable period of 2005. The increase resulted from strength in IC Design to Silicon and Integrated System Design, partially offset by weakness in Emulation product revenues. Revenue strength in IC Design to Silicon was led by Calibre RET (Resolution Enhancement Technology). Revenue strength in Integrated Systems Design was primarily concentrated in the Company’s Board Station product line.

•	System and software revenues were $102,940 for the three months ended March 31, 2006, a 12% increase over the comparable period of 2005. Product revenue split by license model was 55% term with upfront revenue recognition, 28% perpetual and 17% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to first quarter 2005 product revenue splits of 49% term with upfront revenue recognition, 36% perpetual and 15% term with ratable revenue recognition.

•	Service and support revenues were $73,382 for the three months ended March 31, 2006, a 1% increase over the comparable period of 2005.

•	By geography, revenues in the Americas decreased 10% for the three months ended March 31, 2006 as compared to the comparable period of 2005. Revenues increased 13% in Europe, 20% in Japan, and 41% in Pacific Rim for the three months ended March 31, 2006 over the comparable period of 2005. The Americas contributed the largest share of revenues at nearly 36%, a decrease from 43% in the comparable period of 2005. Europe, Japan and Pacific Rim regions increased their percentage of total revenues to 28%, 22% and 14%, respectively, for the three months ended March 31, 2006, as compared to 27%, 20% and 10%, respectively, for the comparable period of 2005.

•	Net loss for the three months ended March 31, 2006 was $5,860, compared to a net loss of $4,386 in the comparable period of 2005.

•	Trade accounts receivable, net decreased to $215,575 at March 31, 2006, down 8% from $234,866 at December 31, 2005. Average days sales outstanding increased to 110 days as of March 31, 2006 from 96 days at December 31, 2005.

•	Cash generated from operating activities was $17,455 for the three months ended March 31, 2006 compared to $8,426 for the comparable period in 2005. At March 31, 2006, cash, cash equivalents and short-term investments were $120,734, up 6% from $114,410 at December 31, 2005.

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

Restructuring Charges

The Company has recorded restructuring charges within special charges in the condensed consolidated statements of operations in connection with its plans to better align the cost structure with projected operations in the future. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records liabilities for costs associated with exit or disposal activities when the liability is incurred.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation transaction using the intrinsic value method under APB 25 and generally requires instead that such transactions be accounted for using a fair-value based method. Accordingly, the Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the modified prospective method. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

Three months ended March 31,	2006	Change	2005
System and software revenues	$102,940	12%	$91,560
System and software gross margin percent	93%		92%
Service and support revenues	73,382	1%	72,774
Service and support gross margin percent	72%		73%

Total	$176,322		$164,334

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. The increase for the three months ended March 31, 2006 was due primarily to strength in IC Design to Silicon and Integrated System Design, partially offset by weakness in Emulation product revenues. Revenue strength in IC Design to Silicon was led by Calibre RET (Resolution Enhancement Technology). Revenue strength in Integrated Systems Design was primarily concentrated in the Company’s Board Station product line. The increase in revenue was partially offset by an unfavorable currency impact of approximately 3% due to the strengthening of the dollar for the three months ended March 31, 2006.

System and software gross margins increased for the three months ended March 31, 2006 from the comparable period of 2005 due to an increase in higher margin software product revenues and a decrease in lower margin sales on older emulation hardware products. In addition, gross margin was impacted by write-downs of emulation hardware systems inventory of $858 for the three months ended March 31, 2006, compared to $1,229 for the comparable period of 2005. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $695 was sold during the three months ended March 31, 2006, compared to $1,254 for the comparable period of 2005.

Amortization of purchased technology to system and software cost of revenues was $3,235 for the three months ended March 31, 2006, compared to $2,713 for the comparable period of 2005. The increase in amortization of purchased technology was primarily due to three acquisitions during the last nine months of 2005 and one in the first quarter of 2006. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three months ended March 31, 2006 was attributable to the growth in the installed base of customers under support contracts and an increase in training revenue partially offset by a decrease in consulting revenue.

Service and support gross margins decreased for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to an increase in employee labor costs.

Geographic Revenues Information

Three months ended March 31,	2006	Change	2005
Americas	$63,688	(10%)	$71,087
Europe	49,679	13%	43,788
Japan	38,981	20%	32,422
Pacific Rim	23,974	41%	17,037

Total	$176,322		$164,334

Revenues in the Americas decreased for the three months ended March 31, 2006 as compared to the comparable period of 2005 due to lower software product revenue. Revenues outside the Americas represented 64% of total revenues for the three months ended March 31, 2006, compared to 57% for the comparable period of 2005. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar negatively impacted European revenues by approximately 2% for the three months ended March 31, 2006. Exclusive of currency effects, the increase in revenues for the three months ended March 31, 2006 from the comparable period of 2005 was primarily due to higher software product sales. The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 12% for the three months ended March 31, 2006. Exclusive of currency effects, the increase in revenues for the three months ended March 31, 2005, from the comparable period of 2005 was due to an increase in software product sales. Revenues in the Pacific Rim increased for the three months ended March 31, 2006 from the comparable period of 2005 primarily due to higher software product revenues and an increase in support revenue. The Company believes that fluctuations in comparable periods from one year to the next may be due to the size and timing of orders from large customers. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

Three months ended March 31,	2006	Change	2005
Research and development	$55,063	7%	$51,310
Marketing and selling	$66,971	(1%)	$67,575
General and administration	$20,919	12%	$18,708
Amortization of intangible assets	$1,126	—	$1,122
Special charges	$5,236	299%	$1,313
Merger and acquisition related charges	$180	100%	$—

Research and Development

R&D costs increased for the three months ended March 31, 2006, over the comparable period of 2005 primarily due to higher headcount in the following areas: (i) IC Design to Silicon, (ii) the Embedded Systems product line, and (iii) Scalable Verification, primarily due to acquisitions in the last nine months of 2005. These increases were partially offset by reductions in the intellectual property division due to the elimination of a product line and reductions in the emulation division. Additionally, the increase was due to a charge of $1,299 in the first quarter of 2006 related to the expensing of share based payments as required under SFAS 123(R) beginning in January 2006.

Marketing and Selling

Marketing and selling costs decreased for the three months ended March 31, 2006 over the comparable period of 2005 due to a decrease in labor related expenses and a favorable impact of approximately 3% due to the strengthening of the dollar for the three months ended March 31, 2006. These decreases were partially offset by a charge of $1,010 in the first quarter of 2006 related to the expensing of share based payments as required under SFAS 123(R).

General and Administration

General and administration expenses increased for the three months ended March 31, 2006 over the comparable period of 2005 due to higher variable compensation expense, an increase in consulting and professional services, and $440 for the expensing of share based payments as required under SFAS 123(R) partially offset by a favorable impact of approximately 3% due to the strengthening of the dollar for the three months ended March 31, 2006.

Special Charges

For the three months ended March 31, 2006, the Company recorded special charges of $5,236. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

The Company rebalanced its workforce by 67 employees during the three months ended March 31, 2006. The reduction impacted several employee groups. Employee severance costs of $3,592 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter. The Company expects the majority of these costs to be paid during the first half of 2006. There have been no significant modifications to the amount of these charges.

In addition, special charges for the three months ended March 31, 2006 included costs of $1,613 incurred as a result of residual actions related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $628 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

For the three months ended March 31, 2005, the Company recorded special charges of $1,313. These charges primarily consisted of costs incurred for employee terminations.

The Company rebalanced its workforce by 24 employees during the three months ended March 31, 2005. The reduction impacted several employee groups. Employee severance costs of $1,191 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during 2005. There have been no significant modifications to the amount of these charges.

Other costs of $122 primarily include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999.

Merger and Acquisition Related Charges

In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company will integrate the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,112, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets will be amortized to operating expenses over three years.

The separate results of operations for the acquisition during the three months ended March 31, 2006 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

For the three months ended March 31, 2005, the Company recorded no merger and acquisition related charges.

Other Income, Net

Other income, net totaled $3,632 for the three months ended March 31, 2006, compared to other income of $3,615 for the comparable period in 2005. Other income, net includes interest income of $5,209 for the three months ended March 31, 2006 compared to $2,763 for the comparable period of 2005. Interest income includes amortization of the interest component on the Company’s term license installment agreements of $3,312 and $1,982 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest income related to term license installment agreements was attributable to the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and a gain from the write-off of the unamortized interest component of term receivables which were sold on a non-recourse basis during the three months ended March 31, 2006. Interest income also includes $1,321 and $366 for the three months ended March 31, 2006 and 2005, respectively, for interest earned on the Company’s cash, cash equivalents, and short-term investments. The increase is the result of an increase in the average effective interest rates earned on the Company’s short-term investments as well as to an increase in cash, cash equivalents, and short-term investments. Other income, net also included income relating to time value of foreign currency contracts of $576 for the three months ended March 31, 2006, compared to $415 for the comparable period in 2005. Other income, net was impacted by a foreign currency loss of $446 for the three months ended March 31, 2006 compared to a gain of $23 for the comparable period of 2005. In addition, the Company determined that certain of its derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in a net loss of $1,046 for the three months ended March 31, 2006. For the three months ended March 31, 2005, other income, net was favorably impacted by a net gain on the sale of a building of $957.

Interest Expense

Interest expense was $13,707 for the three months ended March 31, 2006, compared to $5,031 for the comparable period in 2005. The increase in interest expense is due largely to the net effect of financing transactions, including the issuance in March 2006 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures), the retirement in March 2006 of 6 7/8% Convertible Subordinated Notes due 2007 (Notes), and the retirement of a portion of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), as more fully described in “Liquidity and Capital Resources” below. Expenses recorded as interest expense related to these financing transactions included $4,716 for the call premium on the Notes partially offset by repurchase discounts of $999 on the Floating Rate Debentures. In addition, the Company recorded a charge of $2,154 for the write-off of unamortized deferred debt issuance costs related to the Notes and Floating Rate Debentures. The increase in interest expense in the three months ending March 31, 2006 as compared to the comparable period in 2005 also included an increase of $998 in debt interest expense, due primarily to interest on the 6.25% Debentures and to higher average interest rates on the Floating Rate Debentures. In addition, the Company recorded (i) net interest expense of $1,432 relating to the sale of trade receivables and long-term term receivables on a non-recourse basis during the three months ended March 31, 2006 and (ii) interest expense relating to the time value of foreign currency contracts of $680 and $201 for the three months ended March 31, 2006 and 2005, respectively.

Provision for Income Taxes

The provision for income taxes was $5,188 for the three months ended March 31, 2006 compared to the provision for income taxes of $80 for the comparable period of 2005. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, the Company evaluates its provision for income taxes based on its projected results of operations for the full year and records an adjustment in the current quarter. Despite the pre-tax loss in the first three months of 2006, the Company is projecting pre-tax income for the year. Accordingly, the Company has applied the estimated 47% annual effective tax rate to the pre-tax loss for the three months ended March 31, 2006, resulting in a tax benefit for the three months ended March 31, 2006. The effective tax rate for the remainder of 2006 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for 2006 at a 47% effective tax rate differs from tax computed at the federal statutory rate primarily due to (i) United States losses for which no benefit is expected to be realized, and (ii) an increase in foreign tax reserves, offset in part by (iii) the benefit of lower tax rates on earnings of foreign subsidiaries.

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

In 2004, the Company determined it was uncertain whether the Company’s United States entities would generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, the Company recorded valuation allowances in 2004 and 2005 against the portion of those deferred tax assets for which realization is uncertain. The Company expects to continue applying valuation allowances in 2006, consistent with the prior two years. A portion of the valuation allowance for deferred tax assets relates to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits would be applied directly to increase contributed capital. A portion of the valuation allowance for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. and 0-In Design Automation, Inc., for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

The Company is currently under examination in various jurisdictions, including the United States and the United Kingdom. The examinations are in different stages of development and timing of resolution is difficult to predict. The examination in the United States by the IRS pertains to the Company’s 2002 and 2003 tax years. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes its tax reserves are adequate to cover potential liabilities that could result from the current examinations.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first three months of 2006. For 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $22,937 at March 31, 2006 from $21,324 at December 31, 2005. This reflects the increase in the value of net assets denominated in foreign currencies as a result of the strengthening of the United States dollar since year-end 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at March 31, 2006 were $120,734 compared to $114,410 at December 31, 2005. Cash provided by operating activities was $16,456 for the three months ended March 31, 2006 compared to $8,426 for the comparable period in 2005. The increase in cash flows from operating activities was primarily due to (i) a larger decrease in trade accounts receivable in the first three months of 2006 compared to the comparable period in 2005 and (ii) a decrease in prepaid expense and other compared to an increase in the same period in 2005. The increase in cash flows from operating activities was partially offset by a smaller increase in deferred revenue in the first three months of 2006 compared to the same period in 2005.

Excluding short-term investments, cash used in investing activities was $7,387 in the first three months of 2006 compared to cash provided by investing activities of $245 in the same period in 2005. Cash used for investing activities in the first three months of 2006 consisted of cash paid for the acquisition of businesses and equity interests of $4,165, including payments of earnouts and transaction costs related to prior-year acquisitions of $864, and capital expenditures of $3,222. Cash used for investing activities for the comparable period in 2005 included net proceeds of $9,731 from the sale of a property, partially offset by capital expenditures of $7,268 and cash paid related to prior year acquisitions of $2,708.

Cash used in financing activities was $2,896 for the three months ended March 31, 2006, compared to cash provided by financing activities of $7,001 for the comparable period in 2005. As more fully discussed below, in March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 in a private offering for net proceeds of $194,250. The Company used the net proceeds as well as $14,317 from its cash balances to repurchase and retire $171,500 of the Company’s 6 7/8% Convertible Subordinated Notes due 2027 (6 7/8% Notes) and $33,350 of the Company’s Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures). Financing cash flows were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $7,859 and $8,990 during the three months ended March 31, 2006 and 2005, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $215,575 at March 31, 2006 from $234,866 at December 31, 2005. Excluding the current portion of term receivables of $139,033 and $133,273, average days sales outstanding were 39 days and 41 days at March 31, 2006 and December 31, 2005, respectively. Average days sales outstanding in total accounts receivable increased to 110 days at March 31, 2006 from 96 days at December 31, 2005. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended March 31, 2006 as compared to the three months ended December 31, 2005. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other increased to $18,877 at March 31, 2006 from $15,562 at December 31, 2005. The increase was primarily due to prepayments of employee benefits and sales commissions and to the payment of underwriting fees and related debt costs incurred in connection with the issuance of the 6.25% Debentures. The increase was partially offset by the write-off of unamortized deferred debt issuance costs in connection with the retirement of the 6 7/8% Notes and a portion of the Floating Rate Debentures, as more fully discussed below.

Term Receivables, Long-Term

Term receivables, long-term decreased to $127,280 at March 31, 2006 from $131,676 at December 31, 2005. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from 2005 was due primarily to the sale of $9,265 of term receivables, long-term to certain financing institutions on a non-recourse basis during the three months ended March 31, 2006, as well as to seasonally lower quarterly average term license revenue since the fourth quarter of 2005 whereby the scheduled run-off of long-term receivables was less than offset by new term license transactions.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased to $78,212 at March 31, 2006 from $81,374 at December 31, 2005. The decrease was due primarily to depreciation of property, plant and equipment, partially offset by normal quarterly capital purchases.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased to $57,177 at March 31, 2006 from $73,244 at December 31, 2005. The decrease was primarily due to (i) a decrease in accrued sales commissions as a result of a decrease in commissionable revenue during the first quarter of 2006 as compared to the fourth quarter of 2005, and (ii) payments of the 2005 annual and fourth quarter incentive bonus compensation in the first quarter of 2006.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software maintenance services. Deferred revenue increased to $117,823 at March 31, 2006 from $106,453 at December 31, 2005. The increase was primarily due to annual support contract renewals offset by normal amortization of prepayments on existing contracts.

Capital Resources

Expenditures for property, plant and equipment decreased to $3,222 for the three months ended March 31, 2006 compared to $7,268 for the comparable period of 2005. Expenditures for property, plant and equipment in the three months ended March 31, 2006 and 2005 did not include any individually significant projects. In the three months ended March 31, 2006, the Company acquired EverCAD, which resulted in net cash payments of $3,301. Additionally, the Company paid $864 related to earnouts, transaction costs and other costs related to prior years’ acquisitions. In the three months ended March 31, 2005, the Company paid $2,708 related to earnouts, holdbacks and transaction costs on prior year acquisitions.

In March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering pursuant to Securities Act Rule 144A. The Company used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from its cash balances to retire the 6 7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.97 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of the Company’s common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of the Company’s common stock equal to the conversion rate. If such conversion value exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. Some or all of the 6.25% Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.18% and 4.19% for the three months ended March 31, 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 3,276 shares as of March 31, 2006. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be

redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. In March 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $33,350 for a total purchase price of $32,351. As a result, a principal amount of $76,650 remains outstanding. In connection with this purchase, the Company incurred a before tax net gain on the early extinguishment of debt of $211, which included a $999 discount on the repurchased Floating Rate Debentures partially offset by the write-off of $788 of unamortized deferred debt issuance costs.

In March 2006, the Company used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the 6 7/8% Convertible Subordinated Notes (Notes) due 2007. In connection with this retirement, the Company incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

The Company may elect to purchase or otherwise retire some or all of its Debentures with cash, stock, or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when the Company believes that market conditions are favorable to do so. Such purchases may have a material effect on the Company’s liquidity, financial condition and results of operations.

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at March 31, 2006 or December 31, 2005.

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

Stock Repurchases

The board of directors has authorized the Company to repurchase shares in the open market. There were no repurchases in the three months ended March 31, 2006 and 2005. The Company considers market conditions, alternative uses of cash and balance sheet ratios when evaluating share repurchases.

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

Outlook for 2006

Revenues for the second quarter of 2006 are expected to be approximately $177,000, while loss per share for the same period is expected to be approximately $0.01. Revenues for the year ended December 31, 2006 are expected to be approximately $762,000 and earnings per share is expected to be approximately $0.16.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at March 31, 2006. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$45,022	4.75%
Short-term investments – fixed rate	45,346	4.73%

Total fixed rate interest bearing instruments	$90,368	4.74%

The Company had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at March 31, 2006. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $76,650 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at March 31, 2006. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $766.

At March 31, 2006, the Company had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at March 31, 2006 and December 31, 2005, respectively.

The Company had other long-term notes payable of $346 and short-term borrowings of $5,677 outstanding at March 31, 2006 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $60.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of March 31, 2006, the Company had options outstanding to sell Japanese yen with contract values totaling $18,071 at a weighted average contract rate of 118.97, to buy the Euro with contract values totaling $17,625 at a weighted average contract rate of 1.26 and to buy the British pound with contract values totaling $7,633 at a weighted average contract rate of 1.84. Additionally, the Company determined that certain of its remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133 resulting in the instruments being marked to market through the statement of operations and a net loss of $1,046 for the quarter ended March 31, 2006.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of March 31, 2006 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in 2006.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Japanese Yen	$151,217	114.51	JPY
Euro	105,599	1.20	USD
British Pound	28,845	1.75	USD
Swedish Krona	2,618	7.75	SEK
Indian Rupee	3,207	44.36	INR
Canadian Dollar	1,666	1.18	CAD
Other	7,166	—

Total	$300,318

Item 4.	Controls and Procedures

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

The forward-looking statements contained under “Outlook for 2006” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for 2006”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

New accounting standard related to equity compensation now causes us to recognize an additional expense, which results in a reduction in our net income.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supercedes APB Opinion No. 25, relating to the accounting for equity-based compensation. This statement requires us to record a charge to compensation expense for stock option grants. Starting in January 2006, the FASB’s statement required that stock-based awards be accounted for using a fair-value based method, which requires us to measure the compensation expense for all such awards, including stock options, at fair-value at the grant date. This new expense adversely affects comparability of 2006 results with those of prior years.

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

We realize more than half of our revenues from customers outside the United States and we generate approximately one-third of our expenses outside the United States. Significant changes in exchange rates can have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting our intellectual property rights.

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

We have a substantial level of indebtedness. As of March 31, 2006, we had $288.0 million of outstanding indebtedness, which includes $76.6 million of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) and $200 million of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures). This level of indebtedness among other things, could:

•	make it difficult for us to satisfy our payment obligations on our debt;

•	make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	make us more vulnerable in the event of a downturn in our business;

•	make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Floating Rate Debentures and 6.25% Debentures; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we experience a decline in revenues due to any of the factors described in this section entitled “Risk Factors,” we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results and financial condition.

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

Dated: May 9, 2006	MENTOR GRAPHICS CORPORATION (Registrant)

/s/ Gregory K. Hinckley
Gregory K. Hinckley
President