Form 10-Q
period 2006-06-30
MENTOR GRAPHICS CORP
filed 2006-08-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2006

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

Number of shares of common stock, no par value, outstanding as of August 1, 2006: 81,304,176

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended June 30,	2006	2005
In thousands, except per share data
Revenues:
System and software	$101,226	$81,375
Service and support	77,207	73,461

Total revenues	178,433	154,836

Cost of revenues:
System and software	3,559	4,828
Service and support	20,800	20,339
Amortization of purchased technology	3,421	2,700

Total cost of revenues	27,780	27,867

Gross margin	150,653	126,969

Operating expenses:
Research and development	55,293	56,193
Marketing and selling	69,334	65,324
General and administration	22,876	18,752
Amortization of intangible assets	1,121	972
Special charges	917	1,264
Merger and acquisition related charges	—	750

Total operating expenses	149,541	143,255

Operating income (loss)	1,112	(16,286)
Other income, net	5,403	2,842
Interest expense	(6,758)	(5,638)

Loss before income taxes	(243)	(19,082)
Provision for (benefit from) income taxes	205	(12,239)

Net loss	$(448)	$(6,843)

Net loss per share:
Basic	$(0.01)	$(0.09)

Diluted	$(0.01)	$(0.09)

Weighted average number of shares outstanding:
Basic	80,348	78,165

Diluted	80,348	78,165

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six months ended June 30,	2006	2005
In thousands, except per share data
Revenues:
System and software	$204,166	$172,935
Service and support	150,589	146,235

Total revenues	354,755	319,170

Cost of revenues:
System and software	7,874	9,563
Service and support	41,050	40,247
Amortization of purchased technology	6,656	5,413

Total cost of revenues	55,580	55,223

Gross margin	299,175	263,947

Operating expenses:
Research and development	110,356	107,503
Marketing and selling	136,305	132,899
General and administration	43,795	37,460
Amortization of intangible assets	2,247	2,094
Special charges	6,153	2,577
Merger and acquisition related charges	180	750

Total operating expenses	299,036	283,283

Operating income (loss)	139	(19,336)
Other income, net	9,035	6,457
Interest expense	(20,465)	(10,669)

Loss before income taxes	(11,291)	(23,548)
Benefit from income taxes	(4,983)	(12,319)

Net loss	$(6,308)	$(11,229)

Net loss per share:
Basic	$(0.08)	$(0.14)

Diluted	$(0.08)	$(0.14)

Weighted average number of shares outstanding:
Basic	80,229	78,086

Diluted	80,229	78,086

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2006	As of December 31, 2005
In thousands
Assets
Current assets:
Cash and cash equivalents	$63,578	$74,653
Short-term investments	72,754	39,757
Trade accounts receivable, net of allowance for doubtful accounts of $4,375 and $4,487, respectively	233,361	234,866
Other receivables	8,371	11,771
Inventory	3,362	2,395
Prepaid expenses and other	16,529	15,562
Deferred income taxes	13,448	13,127

Total current assets	411,403	392,131
Property, plant and equipment, net	81,099	81,374
Term receivables, long-term	120,912	131,676
Goodwill	350,351	346,662
Intangible assets, net	27,731	34,463
Deferred income taxes	19,908	17,979
Other assets	21,331	16,652

Total assets	$1,032,735	$1,020,937

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,651	$11,858
Accounts payable	12,095	15,268
Income taxes payable	32,083	37,598
Accrued payroll and related liabilities	72,040	73,244
Accrued liabilities	31,469	29,362
Deferred revenue	123,897	106,453

Total current liabilities	281,235	273,783
Notes payable	271,855	282,188
Other long-term liabilities	15,857	16,826

Total liabilities	568,947	572,797

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 80,437 and 79,248 issued and outstanding, respectively	397,874	381,962
Retained earnings	39,216	45,524
Accumulated other comprehensive income	26,698	20,654

Total stockholders’ equity	463,788	448,140

Total liabilities and stockholders’ equity	$1,032,735	$1,020,937

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30,	2006	2005
In thousands
Operating Cash Flows:
Net loss	$(6,308)	$(11,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	12,670	12,016
Amortization of intangible assets	8,903	7,505
Amortization of note issuance costs	889	1,404
Amortization of deferred tax charge	—	1,160
Write-off of debt issuance costs	2,260	397
Gain on debt extinguishment	(1,071)	—
Stock based compensation	6,555	—
Deferred income taxes	(2,282)	104
Changes in other long-term liabilities	(1,328)	(1,364)
Merger and acquisition related charges	180	750
Loss (gain) on disposal of property, plant and equipment, net	798	(924)
Changes in operating assets and liabilities:
Trade accounts receivable	6,112	11,190
Prepaid expenses and other	3,101	(2,837)
Term receivables, long-term	13,104	17,456
Accounts payable and accrued liabilities	(5,986)	(24,338)
Income taxes payable	(6,276)	(15,882)
Deferred revenue	14,894	20,041

Net cash provided by operating activities	46,215	15,449

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	46,505	37,281
Purchases of short-term investments	(79,502)	(32,325)
Purchases of property, plant and equipment	(12,494)	(12,610)
Proceeds from sale of property, plant and equipment	—	9,731
Purchases of intangible assets	(193)	—
Acquisitions of businesses and equity interests	(4,820)	(23,121)

Net cash used in investing activities	(50,504)	(21,044)

Financing Cash Flows:
Proceeds from issuance of common stock	9,357	9,698
Net decrease in short-term borrowings	(1,669)	(1,842)
Debt issuance costs	(5,750)	(822)
Proceeds from long-term notes payable	200,000	—
Repayment of long-term notes payable	(209,263)	(860)

Net cash provided by (used in) financing activities	(7,325)	6,174

Effect of exchange rate changes on cash and cash equivalents	539	(2,691)

Net change in cash and cash equivalents	(11,075)	(2,112)
Cash and cash equivalents at beginning of period	74,653	67,916

Cash and cash equivalents at end of period	$63,578	$65,804

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

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

For the sale of emulation hardware systems and related service and support, the Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” The Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. When the terms of sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated until customer use, the Company recognizes revenue upon acceptance. The Company provides limited warranty on emulation hardware systems generally for a period of ninety days. The Company maintains an accrued warranty reserve to provide for these potential future costs and evaluates its adequacy on a quarterly basis.

For subscription licenses, the Company allocates a portion of the revenue to maintenance revenue based on the estimated fair value of the maintenance. The estimated fair value of maintenance is based upon pricing when maintenance is sold separately.

Reclassifications

Certain reclassifications have been made in the accompanying condensed consolidated financial statements for 2005 to conform to the 2006 presentation.

(3)	Accounting for Stock-Based Compensation – On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In March 2005, the SEC issued SAB No. 107, which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related guidance. Under the intrinsic value method, the Company did not recognize any significant amount of stock-based compensation expense in the Company’s consolidated statements of operations, as options granted by the Company generally had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based awards granted through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with SFAS 123, and (b) any share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has recorded $3,614 and $6,555 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS 123(R). In accordance with SFAS 123(R), the Company will present excess tax benefits from the exercise of stock options as a financing activity in the consolidated statements of cash flows. The Company did not record any excess tax benefits for the three and six months ended June 30, 2006.

The Company estimates the fair value of stock options under SFAS 123(R) using a Black-Scholes option-pricing model consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS No. 123(R). The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements the Company includes in reaching its determination of expected volatility are: (i) historical volatility of the Company’s shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in the Company’s Debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of the Company’s stock options is based on historical experience. Using the Black-Scholes methodology, the weighted average fair value of options granted was $7.75 and $4.23 per share during the three months ended June 30, 2006 and 2005, respectively, and $7.66 and $4.64 for the six months ended June 30, 2006 and 2005, respectively. The weighted average estimated fair value of purchase rights under the Employee Stock Purchase Plans (ESPPs) was $5.46 and $2.44 during the three months ended June 30, 2006 and 2005, respectively, and $5.46 and $2.44 during the six months ended June 30, 2006 and 2005, respectively. The calculations used the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Option Plans	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.9%	4.8%	3.9%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.5	4.4	4.5	4.4
Volatility	55%	45%	55%	45%

	Three months ended June 30,		Six months ended June 30,
Employee Stock Purchase Plans (ESPPs)	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.3%	4.9%	3.3%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	45%	45%	45%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123 for the three and six months ended June 30, 2005, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(6,843)	$(11,229)
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss, net of related tax benefit	(4,298)	(8,150)

Pro forma net loss	$(11,141)	$(19,379)

Basic net loss per share – as reported	$(.09)	$(.14)
Basic net loss per share – pro forma	$(.14)	$(.25)
Diluted net loss per share – as reported	$(.09)	$(.14)
Diluted net loss per share – pro forma	$(.14)	$(.25)

The Company has $16,276 of unrecognized stock-based compensation expense as of June 30, 2006 related to unvested stock option awards. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years. The total intrinsic value of options exercised in the first six months of 2006 and 2005 were $2,468 and $1,890, respectively.

The stock-based compensation expense that is included in our results of operations for the three and six months ended June 30, 2006 is as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of Revenues:
Service and support	$(261)	$(453)
Operating Expense:
Research and development	(1,567)	(2,866)
Marketing and selling	(1,296)	(2,306)
General and administration	(490)	(930)

Equity plan-related compensation expense	$(3,614)	$(6,555)

Effect on net loss per share:
Basic	$(0.04)	$(0.08)

Diluted	$(0.04)	$(0.08)

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

The Company has an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. At June 30, 2006 5,864 shares remain available for future purchase under the ESPPs.

The following table summarizes information about options outstanding and exercisable at June 30, 2006:

Range of Exercise Prices		Outstanding			Exercisable
		Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.04	$0.04	2	0.38	$0.04	2	$0.04
$0.13	$5.66	2,120	6.07	$5.47	1,973	$5.46
$5.67	$8.41	3,352	6.36	$8.12	1,412	$7.72
$8.50	$10.97	2,135	3.24	$9.67	1,764	$9.67
$11.00	$12.56	2,602	6.69	$11.95	1,470	$12.16
$12.57	$14.63	674	5.73	$13.31	489	$13.33
$14.64	$15.25	2,298	7.28	$15.22	2,171	$15.23
$15.29	$17.81	905	5.68	$16.69	851	$16.70
$17.81	$17.81	2,219	4.29	$17.81	2,219	$17.81
$17.82	$38.15	3,310	5.26	$20.18	3,304	$20.17

$0.04	$38.15	19,617	5.67	$13.05	15,655	$13.83

Options exercisable at June 30, 2006 have a weighted term of 4.88 years and an intrinsic value of $29,376.

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. At June 30, 2006, 5,714 shares were available for future grant.

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

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2005	20,448	$12.98
Granted	252	12.17
Exercised	(465)	6.73
Forfeited	(136)	9.57
Expired	(482)	16.84

Balance at June 30, 2006	19,617	$13.05

(4)	Net Loss Per Share – Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potentially, dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from Employee Stock Purchase Plans and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(448)	$(6,843)	$(6,308)	$(11,229)

Weighted average shares used to calculate basic net loss per share	80,348	78,165	80,229	78,086
Employee stock options and employee stock purchase plan	—	—	—	—

Weighted average common and potential common shares used to calculate diluted net loss per share	80,348	78,165	80,229	78,086

Basic net loss per share	$(.01)	$(.09)	$(.08)	$(.14)

Diluted net loss per share	$(.01)	$(.09)	$(.08)	$(.14)

Options and warrants to purchase 19,802 and 19,165 shares of common stock for the three months ended June 30, 2006 and 2005, respectively, and 20,041 and 19,333 for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s 6 7/8% convertible subordinated notes (Notes), the floating rate convertible subordinated debentures (Floating Rate Debentures), and the newly issued 6.25% convertible subordinated dentures (6.25% Debentures) for the three and six months ended June 30, 2006 and 2005 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the Notes had been dilutive, the Company’s net loss per share would have included additional earnings, primarily from the reduction of interest expense, of $0 and $2,681 for the three months ended June 30, 2006 and 2005, respectively, and $1,693 and $5,363 for the six months ended June 30, 2006 and 2005, respectively. The calculation would also have included additional incremental shares of 0 and 7,369 for the three months ended June 30, 2006 and 2005, respectively, and 3,050 and 7,369 for the six months ended June 30, 2006 and 2005, respectively. If the Floating Rate Debentures had been dilutive, additional earnings of $872 and $1,181 for the three months ended June 30, 2006 and 2005, respectively, and $1,951 and $2,264 for the six months ended June 30, 2006 and 2005, respectively, and incremental shares of 3,264 and 4,700 for the three months ended June 30, 2006 and 2005, respectively, and 3,877 and 4,700 for the six months ended June 30, 2006 and 2005, respectively, would have been included in the calculation of net loss per share. In accordance with SFAS 128, “Earnings per Share,” the Company presumes that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the 6.25% Debentures had been dilutive, additional earnings of $2,081 and incremental shares of 173 would have been included in the calculation of net loss per share for the three months ended June 30, 2006, and additional earnings of $2,724 and incremental shares of 229 would have been included in the calculation of net loss per share for the six months ended June 30, 2006. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 6, “Long-Term Notes Payable.

(5)

Short-Term Borrowings – In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at June 30, 2006 or December 31, 2005.

Other short-term borrowings at June 30, 2006 includes $584 of net proceeds received in connection with the sale of the future revenue streams of certain long-term customer support contracts to certain financial institutions in the fourth quarter of 2005. As the Company has significant continuing involvement in the generation of cash flows due to the financial institutions, these future revenue streams have been classified as short-term borrowings in accordance with Emerging Issues Task Force (EITF) 88-18, “Sales of Future Revenues.” These future revenue streams will be recognized as revenue over the remaining life of the contracts and will have no future cash-flow impact. In addition, other short term borrowings at June 30, 2006 included $2,667 in amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which will be remitted to the financial institutions during the third quarter of 2006.

In addition, other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $6,401 and $6,151 were outstanding under these facilities at June 30, 2006 and December 31, 2005, respectively.

(6)	Long-Term Notes Payable – Long-Term Notes Payable consisted of the following:

	As of June 30, 2006	As of December 31, 2005
6.25% Debentures due 2026	$200,000	$—
Floating Rate Debentures due 2023	71,850	110,000
6 7/8% Notes due 2007	—	171,500
Other	5	688

Total Long-Term Notes Payable	$271,855	$282,188

6.25% Debentures due 2026: In March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering pursuant to Securities Act Rule 144A. Also in March 2006, the Company used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from its cash balances to retire the 6 7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of the Company’s common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of the Company’s common stock equal to the conversion rate. If such conversion value exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. Some or all of the 6.25% Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

Floating Rate Debentures due 2023: In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to

SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.37% and 4.44% for the six months ended June 30, 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 3,071 shares as of June 30, 2006. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the first six months of 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $38,150 for a total purchase price of $37,079. As a result, a principal amount of $71,850 remains outstanding. In connection with these purchases, the Company incurred a before tax net gain on the early extinguishment of debt of $177 included in interest expense, which included a $1,071 discount on the repurchased Floating Rate Debentures partially offset by the write-off of $894 of a portion of unamortized deferred debt issuance costs.

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

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $5 and $688 were outstanding under these agreements at June 30, 2006 and December 31, 2005, respectively.

(7)	Supplemental Cash Flow Information – The following provides additional information concerning supplemental disclosures of cash flow activities:

Six Months ended June 30,	2006	2005
Cash paid for:
Interest (1)	$13,917	$9,064
Income taxes	$4,051	$2,172

(1)	Cash paid for interest for the six months ended June 30, 2006, included (i) $4,716 for the call premium on the Notes and (ii) $3,286 in interest accrued to the dates of retirement of the Notes and Floating Rate Debentures. Refer to Note 6, “Long-Term Notes Payable” for more information regarding the retirements of the Notes and the Floating Rate Debentures.

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the six months ended June 30, 2006, the Company sold trade and term receivables in the amounts of $13,929 and $18,715, respectively, for net proceeds of $30,008. During the six months ended June 30, 2005, the Company sold $14,032 of trade receivables for net proceeds of $13,955.

(8)	Comprehensive Loss – The following provides a summary of comprehensive loss:

Six months ended June 30,	2006	2005
Net loss	$(6,308)	$(11,229)
Change in unrealized gain (loss) on derivative instruments	1,535	(1,284)
Change in accumulated translation adjustment	4,509	(7,747)

Comprehensive loss	$(264)	$(20,260)

(9)	Special Charges – For the six months ended June 30, 2006, the Company recorded special charges of $6,153. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

The Company rebalanced its workforce by 73 employees during the six months ended June 30, 2006. The reduction impacted several employee groups. Employee severance costs of $3,944 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately one-third of these costs were paid during the first half of 2006. The Company expects the remainder of these costs to be paid during the second half of 2006. There have been no significant modifications to the amount of these charges.

In addition, special charges for the six months ended June 30, 2006 included costs of $1,625 incurred as a result of residual actions related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $640 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

The Company rebalanced its workforce by 54 employees during the six months ended June 30, 2005. The reduction impacted several employee groups. Employee severance costs of $2,348 included severance benefits, notice pay and outplacement services. The total rebalance charge represented the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the first nine months of 2005. There have been no significant modifications to the amount of these charges.

Other costs in the first six months of 2005 of $229 primarily included legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999 and excess leased facility costs.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during the first six months of 2006:

	Accrued Special Charges at December 31, 2005	2006 Charges	2006 Payments	Accrued Special Charges at June 30, 2006 (1)
Employee severance and related costs	$2,581	$3,944	$(5,185)	$1,340
Lease termination fees and other facility costs	7,650	1,448	(2,242)	6,856
Other costs	1,393	761	(2,039)	115

Total	$11,624	$6,153	$(9,466)	$8,311

(1)	Of the $8,311 total accrued special charges at June 30, 2006, $5,080 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $3,231 represented the short-term portion of accrued special charges.

(10)	Merger and Acquisition Related Charges – In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held electronic design automation (EDA) company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company is integrating the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,112, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets is being amortized to cost of revenues and operating expenses, respectively over three years.

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology is being amortized to cost of revenues over two years and other identified intangible assets are being amortized to operating expenses over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, the majority of which was paid during the second half of 2005. Severance costs affected five employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,985. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $580, goodwill of $10,942, technology of $2,450, and other identified intangible assets of $4,800, partially offset by a related net deferred tax liability of $518. The technology is being amortized to cost of revenues over four years and other identified intangible assets is being amortized to operating expenses over five years. Of the $4,800 of other identified intangible assets, $3,700 is being amortized to operating expenses over five years and $1,100 is being amortized to operating expenses over two years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The separate results of operations for the acquisitions during the six months ended June 30, 2006 and 2005 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

(11)	Gain on Sale of Asset – In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 during the six months ended June 30, 2005.

(12)

Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound sterling where the Company is in a short position. More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first six months of 2006. For 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). To the extent a forecasted transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income, net.

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $2,567 and $2,542 at June 30, 2006 and December 31, 2005, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Six months ended June 30,	2006	2005
Beginning balance	$—	$1,144
Changes in fair value of cash flow hedges	2,154	(1,493)
Hedge ineffectiveness recognized in earnings	6	—
Net (gain) loss transferred to earnings	(625)	209

Net unrealized gain (loss)	$1,535	$(140)

The remaining balance in accumulated other comprehensive income at June 30, 2006 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2006 and 2007. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred a deferred loss of $424 and $1,178 to system and software revenues relating to foreign currency contracts hedging revenues for the six months ended June 30, 2006 and 2005, respectively. The Company transferred a deferred gain of $1,049 and $969 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the six months ended June 30, 2006 and 2005, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency forward contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $852 and $571 for the three months ended June 30, 2006 and 2005, respectively, and $1,428 and $986 for the six months ended June 30, 2006 and 2005, respectively. The Company recorded expense related to time value in interest expense of $438 and $362 for the three months ended June 30, 2006 and 2005, respectively, and $1,118 and $563 for the six months ended June 30, 2006 and 2005, respectively.

(13)	Commitments and Contingencies –

Leases

The Company leases a majority of its field office facilities under non-cancelable operating leases.

Indemnifications

The Company’s license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is limited to the amount paid by the customer. At June 30, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

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

(14)	Related Party Transactions – Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. The Company recognized revenue from these customers of $8,546 and $5,562 during the three months ended June 30, 2006 and 2005, respectively, and $15,778 and $11,776 for the six months ended June 30, 2006 and 2005, respectively. The related party revenue amounts represented 4.8% and 3.6% of the Company’s total revenues for the three months ended June 30, 2006 and 2005 respectively, and 4.4% and 3.7% for the six months ended June 30, 2006 and 2005, respectively. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

(15)	Segment Reporting – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

The Company operates exclusively in the electronic design automation (EDA) industry. The Company markets its products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. The Company sells and licenses its products through its direct sales force in North America, Europe, Japan and the Pacific Rim and through distributors where third parties can extend sales reach more effectively or efficiently. The Company’s reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Americas	$79,676	$71,112	$143,365	$142,199
Europe	41,820	42,245	91,499	86,033
Japan	24,825	23,663	63,806	56,085
Pacific Rim	32,112	17,816	56,085	34,853

Total	$178,433	$154,836	$354,755	$319,170

Operating income (loss)
Americas	$45,479	$36,729	$77,926	$75,391
Europe	19,034	19,015	46,365	39,445
Japan	15,176	13,958	43,863	35,117
Pacific Rim	25,543	13,125	44,005	25,095
Corporate	(104,120)	(99,113)	(212,020)	(194,384)

Total	$1,112	$(16,286)	$139	$(19,336)

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Integrated Circuit Design	$127,772	$103,442	$251,329	$216,746
Systems Design	42,887	44,190	88,543	87,658
Professional Services	7,774	7,204	14,883	14,766

Total	$178,433	$154,836	$354,755	$319,170

(16)	Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to result in a change to the Company’s accounting policy or have an effect on the Company’s condensed consolidated financial statements.

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

BUSINESS ENVIRONMENT

Business for the first half of 2006 was very strong, centered largely in the Integrated Circuit (IC) Design to Silicon product line, with total system and software bookings up 33% compared to the prior year. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the three months ended June 30, 2006, the Company experienced a 24% increase in system and software revenues year over year. With this growth in system and software revenues, the Company has experienced four consecutive quarters of year over year growth. The ten largest transactions for the second quarter of 2006 accounted for approximately 43% of total system and software bookings as compared to 39% in the second quarter of 2005. The number of new customers during the three months ended June 30, 2006 was down 7% from the levels experienced during the comparable period of 2005.

After a significant year over year bookings decline in the first half of 2005, the Calibre family of products had a strong second half of 2005. This strength continued during the first half of 2006, with the Calibre family of products experiencing an increase of 188% in system and software bookings over the comparable period of 2005.

The Company’s management believes 2006 looks positive for the Company and for the EDA industry in general. While the strength experienced during the first half of 2006 was not based on deal renewals, the Company does expect 2006 to be a strong renewal year, and these contracts should benefit from the increased R&D spending of our customers compared to three years ago when R&D spending in electronics was depressed. Beyond the growth in the Company’s family of Calibre products, the strength seen in Scalable Verification offers many opportunities for growth in 2006. The Company also expects increased demand for EDA products for non-traditional markets, such as automotive electronic design and embedded software.

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

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Policies – Revenue Recognition” on page 23 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2005 marked the fifth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend continued during the six months ended June 30, 2006 and the Company believes this trend will continue for the full year 2006. This trend was primarily the result of two factors. First, the Company’s customers continue to move toward the term license model, which provides the customer with greater flexibility for product usage, including the option to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses. Second, the weakness in the high-technology economy has disproportionately impacted the Company’s smaller customers. Historically these customers have purchased under the perpetual license model.

Under this ongoing shift from perpetual licenses to term licenses with upfront revenue recognition, which the Company’s management views as a positive trend, the Company expects no significant impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of the Company’s business is increased. This provides opportunity for increased distribution of newer products earlier in their lifecycles.

Product Developments

During the first half of 2006, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, choose the best products in each category to build their design environment. Through both internal development and strategic acquisitions, the Company has focused on areas where it believes it can build a leading market position or extend an existing leading market position.

During the three months ended March 31, 2006, the Company launched a number of new products. In January, the Company launched Calibre OPCverify. Used after the design has been corrected for optical and process effects, the tool simulates the design of the mask across the lithographic process window ensuring there are no significant yield detractors before committing to a very expensive mask set. In March, the Company extended its move into IC process variation management with Calibre LFD (Litho Friendly Design) which permits designers to make tradeoffs to increase design resilience to process variation. Calibre MDP (Mask Data Preparation) was also extended to offer a 45nm process version to handle the greatly increased complexity of mask preparation for ICs at the 45nm process node. Calibre DFM (Design for Manufacturing) technologies were also adopted into the common 65nm process platform of IBM, Chartered and Samsung.

During the three months ended June 30, 2006, the Company launched additional new products. In April, the Company released ExtremeAR, a printed circuit board routing product that improves the routing time of large boards. This product allows designers to create better and cheaper boards by running more routing iterations during the design cycle. In May, the Company launched a new version of its Questa verification platform which offered new technologies and methodologies to improve the productivity of design verification tasks. In June, the Company launched Catapult SL, a new version of its ANSI C++ synthesis tool, which extends the tool from block level to multi-block sub-system design of compute intensive hardware found in multimedia, communications and consumer electronic applications.

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

Q2 2006 Financial Performance

•

Total revenues were $178,433 and $354,755 for the three and six months ended June 30, 2006, respectively, a 15% and 11% increase over the comparable periods of 2005, respectively. For the three month period, the increase resulted from strength in IC Design to Silicon, Integrated System Design and Service and Support, partially offset by weakness in the Company’s Automotive product line. In the second quarter of 2005, the Company closed a large term transaction with upfront revenue recognition in the Automotive product line. With no comparable transaction in second quarter of 2006, the Automotive product line showed first half weakness. Revenue strength in IC Design to Silicon was led by the Calibre product family. Revenue strength in Integrated Systems Design was primarily concentrated in the Company’s printed circuit board product line. For the six month period, the increase was due to strength in IC Design to Silicon, Integrated System Design and Service and Support, partially offset by weakness in the Company’s Automotive and Emulation product lines. Revenue strength in IC Design to Silicon was led by the Calibre product lines, while revenue strength in Integrated System Design was led by the Company’s printed circuit board product line.

•	System and software revenues were $101,226 and $204,166 for the three and six months ended June 30, 2006, respectively, a 24% and 18% increase over the comparable periods of 2005, respectively. Product revenue split by license model for the second quarter of 2006 was 53% term with upfront revenue recognition, 31% perpetual and 16% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to second quarter 2005 product revenue splits of 46% term with upfront revenue recognition, 35% perpetual and 19% term with ratable revenue recognition.

•	Service and support revenues were $77,207 and $150,589 for the three and six months ended June 30, 2006, respectively, a 5% and 3% increase over the comparable periods of 2005, respectively.

•	By geography, revenues in the Americas increased 12% and 1% for the three and six months ended June 30, 2006, respectively, as compared to the comparable periods of 2005. Revenues in Europe decreased 1% for the three months ended June 30, 2006, while revenues in Europe increased 6% for the six months ended June 30, 2006. Revenues in Japan increased 5% and 14% in the three and six months ended June 30, 2006, respectively, as compared to the comparable periods of 2005, and increased 80% and 61%, respectively, in Pacific Rim, as compared to the comparable periods of 2005. The Americas contributed the largest share of revenues at nearly 45% and 40%, for the three and six months ended June 30, 2006, respectively, a decrease from 46% and 45%, respectively, in the comparable periods of 2005.

•	Net loss for the three months ended June 30, 2006 was $448 compared to a net loss of $6,843 in the comparable period of 2005, while for the six months ended June 30, 2006, net loss was $6,308 compared to a net loss of $11,229 in the comparable period of 2005.

•	Trade accounts receivable, net decreased to $233,361 at June 30, 2006, down less than 1% from $234,866 at December 31, 2005. Average days sales outstanding increased to 118 days as of June 30, 2006 from 96 days at December 31, 2005.

•	Cash generated from operating activities was $46,215 for the six months ended June 30, 2006 compared to $15,449 for the comparable period in 2005. At June 30, 2006, cash, cash equivalents and short-term investments were $136,332, up 19% from $114,410 at December 31, 2005.

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

The Company has also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained, of the abandoned office space and to write off leasehold improvements on abandoned office space. The Company works with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine a reasonable estimate of the net loss. The Company’s estimates of expected sublease income could change based on factors that affect the Company’s ability to sublease those facilities such as general economic conditions and the real estate market. If the real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments may be required, which would result in additional special charges in the period such determination was made. Likewise, if the real estate market strengthens and the Company is able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation transaction using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and generally requires instead that such transactions be accounted for using a fair-value based method. Accordingly, the Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the modified prospective method. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

Three months ended June 30,	2006	Change	2005
System and software revenues	$101,226	24%	$81,375
System and software gross margin percent	93%		91%
Service and support revenues	77,207	5%	73,461
Service and support gross margin percent	73%		72%

Total revenues	$178,433		$154,836

Six months ended June 30,	2006	Change	2005
System and software revenues	$204,166	18%	$172,935
System and software gross margin percent	93%		91%
Service and support revenues	150,589	3%	146,235
Service and support gross margin percent	73%		72%

Total revenues	$354,755		$319,170

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. The increase for the three and six months ended June 30, 2006 was due primarily to strength in IC Design to Silicon and Integrated System Design. Revenue strength in IC Design to Silicon was led by the Calibre product lines, while revenue strength in Integrated System Design was led by the Company’s printed circuit board product line. In the second quarter of 2005, the Company closed a large term with upfront revenue recognition transaction in the Automotive product line. With no comparable transaction in second quarter of 2006, the Automotive product line showed first half weakness. The increase in the first six months of 2006 was also partially offset by weakness in Emulation product revenues. The increase in revenue in the second quarter and first half of 2006 was also partially offset by an unfavorable currency impact of approximately 1% and 2%, respectively, due to the strengthening of the dollar during these periods as compared to the comparable periods of 2005.

System and software gross margins increased for the three and six months ended June 30, 2006 from the comparable period of 2005 due primarily to an increase in higher margin software product revenues, which was offset by the recording of additional inventory reserves. Emulation hardware systems inventory was reduced by $697 and $1,555 for the three and six months ended June 30, 2006, respectively, compared to $507 and $1,736 for the comparable periods of 2005. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $2,470 and $3,165 was sold during the three and six months ended June 30, 2006, compared to $1,736 and $2,990 for the comparable periods of 2005.

Amortization of purchased technology to system and software cost of revenues was $3,421 and $6,656 for the three and six months ended June 30, 2006, respectively, compared to $2,700 and $5,413 for the comparable periods of 2005. The increase in amortization of purchased technology was primarily due to three acquisitions during the second half of 2005 and two in the first half of 2006. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three and six months ended June 30, 2006 was primarily attributable to the growth in the installed base of customers under support contracts, partially offset by an unfavorable currency impact due to the strengthening of the dollar as compared to the comparable periods of 2005.

Service and support gross margins increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to higher service and support revenues.

Geographic Revenues Information

	Three months ended June 30,			Six months ended June 30,
	2006	Change	2005	2006	Change	2005
Americas	$79,676	12%	$71,112	$143,365	1%	$142,199
Europe	41,820	(1%)	42,245	91,499	6%	86,033
Japan	24,825	5%	23,663	63,806	14%	56,085
Pacific Rim	32,112	80%	17,816	56,085	61%	34,853

Total	$178,433	15%	$154,836	$354,755	11%	$319,170

Revenues in the Americas increased for the three months and six months ended June 30, 2006 as compared to the comparable periods of 2005. The second quarter increase was due primarily to higher software product revenue, while the year-to-date increase was primarily attributable to an increase in support revenue partially offset by a decrease in product revenue. Revenues outside the Americas represented 55% and 60% of total revenues for the three and six months ended June 30, 2006, compared to 54% and 55% for the comparable periods of 2005. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar negatively impacted European revenues by approximately 1% for the three and six months ended June 30, 2006. Exclusive of currency effects, the increase in revenues for the six months ended June 30, 2006 from the comparable period of 2005 was primarily due to higher software product revenue. The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 6% and 9% for the three and six months ended June 30, 2006. Exclusive of currency effects, the increase in revenues for the three months ended June 30, 2006 from the comparable period of 2005 was due to an increase in software product revenue, while the increase in revenues for the six months ended June 30, 2006 was due to an increase in software product revenues partially offset by a decline in emulation product and support revenues. Revenues in the Pacific Rim increased for the three and six months ended June 30, 2006 from the comparable periods of 2005 primarily due to higher software product revenues and an increase in support revenue. The Company believes that fluctuations in comparable periods from one year to the next may be due to the size and timing of orders from large customers. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2006	Change	2005	2006	Change	2005
Research and development	$55,293	(2%)	$56,193	$110,356	3%	$107,503
Marketing and selling	$69,334	6%	$65,324	$136,305	3%	$132,899
General and administration	$22,876	22%	$18,752	$43,795	17%	$37,460
Amortization of intangible assets	$1,121	15%	$972	$2,247	7%	$2,094
Special charges	$917	(27%)	$1,264	$6,153	139%	$2,577
Merger and acquisition related charges	$—	(100%)	$750	$180	(76%)	$750

Research and Development

The change in R&D costs for the three and six months ended June 30, 2006 as compared to the comparable periods of 2005 was favorably impacted by a $4,750 charge in the second quarter of 2005 for a purchase of technology that had not reached technological feasibility. This technology is expected to be incorporated and provide enhancements for the Calibre product family in 2006. Excluding the impact of this charge, R&D costs increased 7% for the three and six months ended June 30, 2006 over the comparable periods of 2005. The increase was due primarily to (i) higher variable compensation, (ii) the year-over year effect of annual salary increases, and (iii) higher headcount in the following areas: IC Design to Silicon, Scalable Verification, and Embedded Systems, primarily due to acquisitions in the last twelve months. The increase in the three and six months ended June 30, 2006 was also due to charges of $1,567 and $2,866, respectively, related to the expensing of share based payments as required under SFAS 123(R) beginning in January 2006. These increases were partially offset by reductions in the intellectual property division due to the elimination of a product line and reductions in the emulation division.

Marketing and Selling

Marketing and selling costs increased for the three and six months ended June 30, 2006 over the comparable periods of 2005 due primarily to an increase in labor related expenses and to charges of $1,296 and $2,306 in the three and six months ended of 2006, respectively, related to the expensing of share based payments as required under SFAS 123(R). These increases were partially offset by the favorable impact of approximately 2% due to the strengthening of the dollar for the six months ended June 30, 2006 as compared to the comparable period of 2005.

General and Administration

General and administration expenses increased for the three and six months ended June 30, 2006 over the comparable periods of 2005 due primarily to (i) higher variable compensation expense (ii) the year-over year effect of annual salary increases, and (iii) an increase in consulting and professional services. The increase in the three and six months ended June 30, 2006 was also due to a charge of $490 and $930, respectively, for the expensing of share based payments as required under SFAS 123(R). The increases were partially offset by a favorable impact of approximately 1% and 2% due to the strengthening of the dollar for the three and six months ended June 30, 2006 as compared to the comparable periods of 2005.

Special Charges

For the six months ended June 30, 2006, the Company recorded special charges of $6,153. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

The Company rebalanced its workforce by 73 employees during the six months ended June 30, 2006. The reduction impacted several employee groups. Employee severance costs of $3,944 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately one-third of these costs were paid during the first half of 2006. The Company expects the remainder of these costs to be paid during the second half of 2006. There have been no significant modifications to the amount of these charges.

In addition, special charges for the six months ended June 30, 2006 included costs of $1,625 incurred as a result of residual actions related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $640 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

The Company rebalanced its workforce by 54 employees during the six months ended June 30, 2005. The reduction impacted several employee groups. Employee severance costs of $2,348 included severance benefits, notice pay and outplacement services. The total rebalance charge represented the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the first nine months of 2005. There have been no significant modifications to the amount of these charges. Other costs in the first six months of 2005 of $229 primarily included legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in 1999 and excess leased facility costs.

Merger and Acquisition Related Charges

In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company will integrate the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,112, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets is being amortized to cost of revenues and operating expenses, respectively over three years.

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology is being amortized to cost of revenues over two years and other identified intangible assets are being amortized to operating expenses over three years.

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, the majority of which was paid during the second half of 2005. Severance costs affected 5 employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,985. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process R&D of $580, goodwill of $10,942, technology of $2,450, and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology is being amortized to cost of revenues over four years and other identified intangible assets is being amortized to operating expenses over five years. Of the $4,800 of other identified intangible assets, $3,700 is being amortized to operating expenses over five years and $1,100 is being amortized to operating expenses over two years.

The separate results of operations for the acquisitions during the six months ended June 30, 2006 and 2005 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Other Income, Net

Other income, net totaled $5,403 and $9,035 for the three and six months ended June 30, 2006, respectively, compared to other income, net of $2,842 and $6,457 for the comparable periods in 2005. Other income, net includes interest income of $5,775 and $10,984 for the three and six months ended June 30, 2006, respectively, compared to $3,098 and $5,861 for the comparable periods of 2005. Interest income includes amortization of the interest component on the Company’s term license installment agreements of $3,621 and $6,933 for the three and six months ended June 30, 2006, respectively, compared to $1,994 and $3,976 for the comparable periods of 2005. The increase in interest income related to term license installment agreements was attributable to the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and the acceleration of the unamortized interest component of term receivables which were sold on a non-recourse basis during the three and six months ended June 30, 2006. Interest income also includes $1,302 and $2,623 for the three and six months ended June 30, 2006, respectively, and $533 and $899 for the comparable periods in 2005, respectively, for interest earned on the Company’s cash, cash equivalents, and short-term investments. The increase is the result of an increase in the average effective interest rates earned on the Company’s short-term investments as well as to an increase in cash, cash equivalents, and short-term investments. Other income, net also included income relating to time value of foreign currency contracts of $852 and $1,428 for the three and six months ended June 30, 2006, compared to $571 and $986 for the comparable periods in 2005. Other income, net was impacted by a foreign currency loss of $145 and $591 for the three and six months ended June 30, 2006 compared to a gain of $20 and $43 for the comparable periods of 2005. In addition, the Company determined that certain of its derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in a net loss of $1,038 for six months ended June 30, 2006. Other income, net in 2005 was favorably impacted by a net gain on the sale of a building of $957 in March 2005.

Interest Expense

Interest expense was $6,758 and $20,465 for the three and six months ended June 30, 2006, compared to $5,638 and $10,669 for the comparable periods in 2005. The increase in interest expense is due largely to the net effect of financing transactions, including the issuance in March 2006 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures), the retirement in March 2006 of 6 7/8% Convertible Subordinated Notes due 2007 (Notes), and the retirement in March and June 2006 of portions of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), as more fully described in “Liquidity and Capital Resources” below. Expenses recorded as interest expense related to these financing transactions included $4,716 for the call premium on the Notes partially offset by repurchase discounts in the first and second quarter of 2006 of $999 and $72, respectively, on the Floating Rate Debentures. In addition, the Company recorded a charge of $106 and $2,260 in the three and six months ended June 30, 2006, respectively, for the write-off of unamortized deferred debt issuance costs related to the Notes and Floating Rate Debentures. The increase in interest expense in the three and six months ending June 30, 2006 as compared to the comparable periods in 2005 also included increases of $218 and $1,216, respectively, in debt interest expense, due primarily to interest on the 6.25% Debentures and to higher average interest rates on the Floating Rate Debentures. In addition, the Company recorded (i) net interest expense of $1,269 and $2,707 during the three and six months ended June 30, 2006, respectively, compared to $5 and $77 during the comparable periods in 2005 relating to the sale of trade and long-term term receivables as discussed in “Liquidity and Capital Resources,” below and (ii) interest expense relating to the time value of foreign currency contracts of $438 and $1,118 for the three and six months ended June 30, 2006, respectively, compared to $362 and $563 in the comparable periods in 2005.

Provision for Income Taxes

The provision for income taxes was $205 for the three months ending June 30, 2006 and the benefit from income taxes was $4,983 for the six months ended June 30, 2006 compared to the benefit from income taxes of $12,239 and $12,319 for the comparable periods of 2005. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, the Company evaluates its provision for income taxes based on its projected results of operations for the full year and records an adjustment in the current quarter. Despite the pre-tax loss in the first six months of 2006, the Company is projecting pre-tax income for the year. Accordingly, the Company has applied the estimated 43% annual effective tax rate to the pre-tax loss without discrete items for the six months ended June 30, 2006. The actual tax rate of the resulting tax benefit for the six months ended June 30, 2006 was 44% rather than the estimated 43% annual effective tax rate due to the insignificant impact of discrete items in the quarter. The effective tax rate for the remainder of 2006 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for 2006 at a 43% effective tax rate differs from tax computed at the federal statutory rate primarily due to (i) United States losses for which no benefit is expected to be realized, and (ii) an increase in foreign tax reserves, offset in part by (iii) the benefit of lower tax rates on earnings of foreign subsidiaries.

The Company has not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not.

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

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first six months of 2006. For 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid inlocal currencies causing a short position in the Euro and the British pound sterling. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $25,833 at June 30, 2006 from $21,324 at December 31, 2005. This reflects the increase in the value of net assets denominated in foreign currencies as a result of the weakening of the United States dollar since December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at June 30, 2006 were $136,332 compared to $114,410 at December 31, 2005. Cash provided by operating activities was $46,215 for the six months ended June 30, 2006 compared to $15,449 for the comparable period in 2005. The increase in cash flows from operating activities was primarily due to (i) an increase in the proceeds from the sale of trade and term receivables as described below, (ii) a decrease in loss before income taxes over the comparable period in 2005, (iii) a smaller decrease in accounts payable and accrued liabilities in the first six months of 2006 compared to the comparable period in 2005, and (iv) a decrease in prepaid expense and other in the first six months of 2006 compared to an increase in the same period in 2005. The increase in cash flows from operating activities was partially offset by a smaller increase in deferred revenue in the first six months of 2006 compared to the same period in 2005.

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the six months ended June 30, 2006, the Company sold trade and term receivables in the amounts of $13,929 and $18,715, respectively, for net proceeds of $30,008. During the six months ended June 30, 2005, the Company sold $14,032 of trade receivables for net proceeds of $13,955.

Excluding short-term investments, cash used in investing activities was $17,507 in the first six months of 2006 compared to cash used by investing activities of $26,000 in the same period in 2005. Cash used for investing activities in the first six months of 2006 consisted of cash paid for the acquisition of businesses and equity interests of $4,820, including payments of earnouts and transaction costs related to prior-year acquisitions of $1,503, and capital expenditures of $12,494. Cash used for investing activities for the comparable period in 2005 included capital expenditures of $12,610 and cash paid for acquisitions of $23,121, partially offset by net proceeds of $9,731 from the sale of a property.

Cash used in financing activities was $7,325 for the six months ended June 30, 2006, compared to cash provided by financing activities of $6,174 for the comparable period in 2005. As more fully discussed below, in March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 in a private offering for net proceeds of $194,250. Also in March 2006, the Company used the net proceeds as well as $14,317 from its cash balances to repurchase and retire $171,500 of the Company’s 6 7/8% Convertible Subordinated Notes due 2027 (6 7/8% Notes) and $33,350 of the Company’s Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures). In June 2006, the Company repurchased and retired an additional $4,800 of the Floating Rate Debentures. Financing cash flows were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $9,357 and $9,698 during the six months ended June 30, 2006 and 2005, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $233,361 at June 30, 2006 from $234,866 at December 31, 2005. Excluding the current portion of term receivables of $132,003 and $133,273, respectively, average days sales outstanding were 51 days and 41 days at June 30, 2006 and December 31, 2005, respectively. Average days sales outstanding in total accounts receivable increased to 118 days at June 30, 2006 from 96 days at December 31, 2005. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended June 30, 2006 as compared to the three months ended December 31, 2005. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other increased to $16,529 at June 30, 2006 from $15,562 at December 31, 2005. The increase was primarily due to prepayments of employee benefits and sales commissions and to the payment of underwriting fees and related debt costs incurred in connection with the issuance of the 6.25% Debentures. The increase was partially offset by the write-off of unamortized deferred debt issuance costs in connection with the retirement of the 6 7/8% Notes and a portion of the Floating Rate Debentures, as more fully discussed below.

Term Receivables, Long-Term

Term receivables, long-term decreased to $120,912 at June 30, 2006 from $131,676 at December 31, 2005. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from 2005 was due primarily to the sale of term receivables as described above, as well as to seasonally lower quarterly average term license revenue since the fourth quarter of 2005 whereby the scheduled run-off of long-term receivables was less than offset by new term license transactions.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased to $81,099 at June 30, 2006 from $81,374 at December 31, 2005. The decrease was due primarily to depreciation of property, plant and equipment, largely offset by normal quarterly capital purchases.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities decreased to $72,040 at June 30, 2006 from $73,244 at December 31, 2005. The decrease was primarily due to (i) payments of the 2005 annual and fourth quarter incentive bonus compensation in the first quarter of 2006 and (ii) a decrease in accrued sales commissions as a result of seasonally lower commissionable revenue for the six months ended June 30, 2006. The decrease was partially offset by the impact of the timing of payment of sales commissions earned on commissionable revenue for the first six months of 2006.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software maintenance services. Deferred revenue increased to $123,897 at June 30, 2006 from $106,453 at December 31, 2005. The increase was primarily due to annual support contract renewals as well as to a large three-year term transaction in the second quarter of 2006, partially offset by normal amortization of prepayments on existing contracts.

Capital Resources

Expenditures for property, plant and equipment decreased to $12,494 for the six months ended June 30, 2006 compared to $12,610 for the comparable period of 2005. Expenditures for property, plant and equipment in the six months ended June 30, 2006 and 2005 did not include any individually significant projects. In the six months ended June 30, 2006, the Company acquired EverCAD, which resulted in net cash payments of $3,317. Additionally, the Company paid $1,503 related to earnouts, transaction costs and other costs related to prior years’ acquisitions. In the six months ended June 30, 2005, the Company acquired (i) Volcano and (ii) Aptix, which together resulted in a total net cash payment of $19,671. The Company paid $3,450 in the first six months of 2005 related to earnouts, holdbacks and transaction costs on prior year acquisitions.

In March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering pursuant to Securities Act Rule 144A. Also in March 2006, the Company used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from its cash balances to retire the 6 7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of the Company’s common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of the Company’s common stock equal to the conversion rate. If such conversion value exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. Some or all of the 6.25% Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.37% and 4.44% for the six months ended June 30, 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 3,071 shares as of June 30, 2006. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the first six months of 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $38,150 for a total purchase price of $37,079. As a result, a principal amount of $71,850 remains outstanding. In connection with these purchases, the Company incurred a before tax net gain on the early extinguishment of debt of $177, which included a $1,071 discount on the repurchased Floating Rate Debentures partially offset by the write-off of $894 of unamortized deferred debt issuance costs.

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

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at June 30, 2006 or December 31, 2005.

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

Outlook for 2006

Revenues for the third quarter of 2006 are expected to be approximately $180,000, while loss per share for the same period is expected to be approximately $0.01. Revenues for the year ended December 31, 2006 are expected to be approximately $763,000 and earnings per share is expected to be approximately $0.19.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at June 30, 2006. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$35,853	5.14%
Short-term investments – fixed rate	72,731	5.12%

Total fixed rate interest bearing instruments	$108,584	5.13%

The Company had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at June 30, 2006. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $71,850 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at June 30, 2006. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $718.

At June 30, 2006, the Company had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at June 30, 2006 and December 31, 2005, respectively.

The Company had other long-term notes payable of $5 and short-term borrowings of $6,401 outstanding at June 30, 2006 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $64.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of June 30, 2006, the Company had options outstanding to sell Japanese yen with contract values totaling $32,087 at a weighted average contract rate of 120.00, to buy the Euro with contract values totaling $27,652 at a weighted average contract rate of 1.20 and to buy the British pound with contract values totaling $12,748 at a weighted average contract rate of 1.83.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of June 30, 2006 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in 2006.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$69,302	1.24	USD
Japanese Yen	68,969	114.59	JPY
British Pound	21,190	1.79	USD
Indian Rupee	4,384	45.98	INR
Taiwan Dollar	3,341	32.54	TWD
Israeli Shekel	1,690	4.45	ILS
Swiss Franc	1,489	1.23	CHF
Canadian Dollar	1,365	1.10	CAD
Other	4,381	—

Total	$176,111

Item 4.	Controls and Procedures

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

We may have additional tax liabilities.

We are subject to income and non-income based taxes, in the United States and numerous foreign jurisdictions. Significant judgment and estimates are required in determining our worldwide provision for income taxes and other tax liabilities. For example, our interim tax provision expense is based on our expectation of profit and loss by jurisdiction, and if such mix is different from our estimates then our actual tax expense could be materially different. Our tax expense may also be impacted if our intercompany transactions, which are required to be computed on an arm’s length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on term-based licenses in certain jurisdictions. We note that in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits or tax disputes could be materially different than that which is reflected in our historical income tax provisions and accruals. Based on the results of an audit or dispute, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. Significant corporate events or transactions such as an acquisition or changes in tax law or the interpretation of tax law may also prospectively affect our tax position.

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

The outcome of Internal Revenue Service and other tax authorities’ examinations could have a material adverse affect on us.

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

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If we are unable to collect under any of these multi-million dollar agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If we no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material adverse impact on our results.

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

Any loss of our leadership position in certain segments of the EDA market could have a material adverse impact on us.

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

We have a substantial level of indebtedness. As of June 30, 2006, we had $281.5 million of outstanding indebtedness, which includes $71.8 million of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) and $200 million of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures). This level of indebtedness among other things could:

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on May 18, 2006 at the Company’s offices in Wilsonville, Oregon to consider and vote upon

Proposal 1	To elect directors to serve for the ensuing year and until their successors are elected
Proposal 2	To amend the Company’s 1987 Non-Employee Director Stock Option Plan to increase the number of shares reserved for issuance under the plan
Proposal 3	To amend the Company’s 1989 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan
Proposal 4	To ratify the appointment of KPMG LLP as independent public accountants for the year 2006

The results of the voting on these proposals were as follows:

Proposal 1 Election of Directors	For	Withheld
Marsha B. Congdon	72,500,236	2,923,528
Gregory K. Hinckley	73,401,426	2,022,338
Kevin C. McDonough	74,588,730	835,034
Walden C. Rhines	73,378,800	2,044,964
Fontaine K. Richardson	71,579,794	3,843,970
Sir Peter Bonfield	74,265,594	1,158,170
James R. Fiebiger	73,138,982	2,284,782
Patrick B. McManus	74,585,006	838,758

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	43,246,100	15,834,844	1,210,771	15,132,049
Proposal 3	51,822,355	7,441,116	1,028,243	15,132,050
Proposal 4	74,620,851	471,893	331,020	0

Item 6.	Exhibits

4.A.	Second Amendment to Credit Agreement dated as of June 20, 2006 between the Company, Bank of America, N.A. as agent and the other lenders.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2006	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President