Form 10-Q
period 2006-09-30
MENTOR GRAPHICS CORP
filed 2006-11-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Number of shares of common stock, no par value, outstanding as of November 1, 2006: 82,850,387

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended September 30,	2006	2005
In thousands, except per share data
Revenues:
System and software	$114,461	$91,492
Service and support	76,174	73,317

Total revenues	190,635	164,809

Cost of revenues:
System and software	4,664	3,166
Service and support	21,072	19,596
Amortization of purchased technology	3,286	3,076

Total cost of revenues	29,022	25,838

Gross margin	161,613	138,971

Operating expenses:
Research and development	60,448	51,563
Marketing and selling	72,192	64,728
General and administration	22,822	19,883
Amortization of intangible assets	1,168	1,059
Special charges	359	(48)

Total operating expenses	156,989	137,185

Operating income	4,624	1,786
Other income, net	6,721	4,144
Interest expense	(6,858)	(5,461)

Income before income taxes	4,487	469
Provision for income taxes	1,957	310

Net income	$2,530	$159

Net income per share:
Basic	$0.03	$0.00

Diluted	$0.03	$0.00

Weighted average number of shares outstanding:
Basic	81,741	79,135

Diluted	83,347	80,077

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine months ended September 30,	2006	2005
In thousands, except per share data
Revenues:
System and software	$318,627	$264,427
Service and support	226,763	219,552

Total revenues	545,390	483,979

Cost of revenues:
System and software	12,538	12,729
Service and support	62,122	59,843
Amortization of purchased technology	9,942	8,489

Total cost of revenues	84,602	81,061

Gross margin	460,788	402,918

Operating expenses:
Research and development	170,804	159,066
Marketing and selling	208,497	197,627
General and administration	66,617	57,343
Amortization of intangible assets	3,415	3,153
Special charges	6,512	2,529
Merger and acquisition related charges	180	750

Total operating expenses	456,025	420,468

Operating income (loss)	4,763	(17,550)
Other income, net	15,756	10,601
Interest expense	(27,323)	(16,130)

Loss before income taxes	(6,804)	(23,079)
Benefit from income taxes	(3,026)	(12,009)

Net loss	$(3,778)	$(11,070)

Net loss per share:
Basic	$(0.05)	$(0.14)

Diluted	$(0.05)	$(0.14)

Weighted average number of shares outstanding:
Basic	80,735	78,440

Diluted	80,735	78,440

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2006	As of December 31, 2005
In thousands
Assets
Current assets:
Cash and cash equivalents	$84,127	$74,653
Short-term investments	61,421	39,757
Trade accounts receivable, net of allowance for doubtful accounts of $4,103 and $4,487, respectively	211,580	234,866
Other receivables	8,776	11,771
Inventory	3,976	2,395
Prepaid expenses and other	14,081	15,562
Deferred income taxes	13,673	13,127

Total current assets	397,634	392,131
Property, plant and equipment, net of accumulated depreciation of $196,608 and $182,172, respectively	82,040	81,374
Term receivables, long-term	143,898	131,676
Goodwill	352,883	346,662
Intangible assets, net of accumulated amortization of $93,196 and $80,082, respectively	26,347	34,463
Deferred income taxes	20,391	17,979
Other assets	20,945	16,652

Total assets	$1,044,138	$1,020,937

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10,798	$11,858
Accounts payable	11,491	15,268
Income taxes payable	31,973	37,598
Accrued payroll and related liabilities	81,870	73,244
Accrued liabilities	31,316	29,362
Deferred revenue	113,136	106,453

Total current liabilities	280,584	273,783
Notes payable	264,853	282,188
Other long-term liabilities	15,070	16,826

Total liabilities	560,507	572,797

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 82,245 and 79,248 issued and outstanding, respectively	415,876	381,962
Retained earnings	41,746	45,524
Accumulated other comprehensive income	26,009	20,654

Total stockholders’ equity	483,631	448,140

Total liabilities and stockholders’ equity	$1,044,138	$1,020,937

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30,	2006	2005
In thousands
Operating Cash Flows:
Net loss	$(3,778)	$(11,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	18,805	18,196
Amortization	14,630	14,932
Write-off of debt issuance costs	2,407	397
Gain on debt extinguishment	(1,071)	—
Stock based compensation	9,519	—
Deferred income taxes	(2,990)	30
Changes in other long-term liabilities	(2,100)	(1,788)
Merger and acquisition related charges	180	750
Gain on sale of investments	(895)	(469)
Loss (gain) on disposal of property, plant and equipment, net	806	(930)
Changes in operating assets and liabilities:
Trade accounts receivable	27,690	27,021
Prepaid expenses and other	3,637	472
Term receivables, long-term	(9,883)	16,946
Accounts payable and accrued liabilities	1,878	(28,799)
Income taxes payable	(6,371)	(15,952)
Deferred revenue	4,029	6,909

Net cash provided by operating activities	56,493	26,645

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	84,958	49,109
Purchases of short-term investments	(106,622)	(65,815)
Purchases of property, plant and equipment	(19,380)	(17,286)
Proceeds from sale of property, plant and equipment	—	9,731
Proceeds from the sale of investments	895	469
Purchases of intangible assets	(193)	—
Acquisitions of businesses and equity interests	(8,982)	(23,648)

Net cash used in investing activities	(49,324)	(47,440)

Financing Cash Flows:
Proceeds from issuance of common stock	24,395	17,904
Net decrease in short-term borrowings	(690)	(1,981)
Debt issuance costs	(5,943)	(822)
Proceeds from long-term notes payable	200,000	—
Repayment of long-term notes payable	(216,264)	(1,265)

Net cash provided by financing activities	1,498	13,836

Effect of exchange rate changes on cash and cash equivalents	807	(1,936)

Net change in cash and cash equivalents	9,474	(8,895)
Cash and cash equivalents at beginning of period	74,653	67,916

Cash and cash equivalents at end of period	$84,127	$59,021

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field sales offices, research and development facilities and equipment, as described in Note 13.

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

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based awards granted through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with SFAS 123, and (b) any share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has recorded $2,964 and $9,519 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS 123(R). In accordance with SFAS 123(R), the Company will present excess tax benefits from the exercise of stock options as a financing activity in the consolidated statements of cash flows. The Company did not record any excess tax benefits for the three and nine months ended September 30, 2006.

The Company estimates the fair value of stock options under SFAS 123(R) using a Black-Scholes option-pricing model consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS No. 123(R). The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements the Company includes in reaching its determination of expected volatility are: (i) historical volatility of the Company’s shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in the Company’s Debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of the Company’s stock options is based on historical experience. Using the Black-Scholes methodology, the weighted average fair value of options granted was $8.93 and $3.55 per share during the three months ended September 30, 2006 and 2005, respectively, and $7.81 and $3.64 for the nine months ended September 30, 2006 and 2005, respectively. The weighted average estimated fair value of purchase rights under the Employee Stock Purchase Plans (ESPPs) was $5.42 and $2.92 during the three months ended September 30, 2006 and 2005, respectively, and $5.44 and $2.60 during the nine months ended September 30, 2006 and 2005, respectively. The calculations used the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Option Plans	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.0%	4.8%	4.0%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.5	4.4	4.5	4.4
Volatility	55%	45%	55%	45%

	Three months ended September 30,		Nine months ended September 30,
Employee Stock Purchase Plans (ESPPs)	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.8%	4.9%	3.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	45%	45%	45%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123 for the three and nine months ended September 30, 2005, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss), as reported	$159	$(11,070)
Less: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net loss, net of related tax benefit	(3,286)	(11,436)

Pro forma net loss	$(3,127)	$(22,506)

Basic net loss per share – as reported	$—	$(.14)
Basic net loss per share – pro forma	$(.04)	$(.29)
Diluted net loss per share – as reported	$—	$(.14)
Diluted net loss per share – pro forma	$(.04)	$(.29)

The Company has $28,347 of unrecognized stock-based compensation expense as of September 30, 2006 related to unvested stock option awards. This expense is expected to be recognized over a weighted-average period of approximately 3.0 years. The total intrinsic value of options exercised in the first nine months of 2006 and 2005 were $8,684 and $2,119, respectively.

The stock-based compensation expense that is included in our results of operations for the three and nine months ended September 30, 2006 is as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of Revenues:
Service and support	$(200)	$(653)
Operating Expense:
Research and development	(1,301)	(4,167)
Marketing and selling	(1,033)	(3,339)
General and administration	(430)	(1,360)

Equity plan-related compensation expense	$(2,964)	$(9,519)

Effect on net loss per share:
Basic	$(0.04)	$(0.12)

Diluted	(0.04)	$(0.12)

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

The Company has an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. At September 30, 2006 5,065 shares remain available for future purchase under the ESPPs.

The following table summarizes information about options outstanding and exercisable at September 30, 2006:

		Outstanding			Exercisable
Range of Exercise Prices		Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Price	Number of Shares	Weighted Average Price
$0.13	$7.75	2,246	5.27	$5.73	2,244	$5.73
$7.81	$8.41	2,547	7.59	$8.32	1,110	$8.20
$8.50	$11.74	3,594	5.65	$10.66	2,269	$10.34
$11.86	$14.19	3,266	7.50	$13.62	1,153	$12.73
$14.24	$14.70	236	6.77	$14.57	151	$14.59
$14.75	$15.25	2,195	7.04	$15.24	2,110	$15.24
$15.29	$17.81	884	5.44	$16.69	830	$16.69
$17.81	$17.81	2,206	4.04	$17.81	2,206	$17.81
$17.82	$18.84	2,069	5.10	$18.80	2,069	$18.80
$18.92	$38.15	1,199	4.84	$22.50	1,192	$22.50

$0.13	$38.15	20,442	6.02	$13.39	15,334	$13.91

Options exercisable at September 30, 2006 have a weighted term of 4.98 years and an intrinsic value of $35,295.

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. At September 30, 2006, 3,869 shares were available for future grant.

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

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2005	20,448	$12.98
Granted	2,248	$13.97
Exercised	(1,475)	$7.66
Forfeited	(191)	$9.66
Expired	(588)	$17.02

Balance at September 30, 2006	20,442	$13.39

(4)	Net Income (Loss) Per Share – Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$2,530	$159	$(3,778)	$(11,070)

Weighted average shares used to calculate basic net income (loss) per share	81,741	79,135	80,735	78,440
Employee stock options and employee stock purchase plan	1,606	942	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	83,347	80,077	80,735	78,440

Basic net income (loss) per share	$.03	$—	$(.05)	$(.14)

Diluted net income (loss) per share	$.03	$—	$(.05)	$(.14)

Options and warrants to purchase 9,613 and 14,160 shares of common stock for the three months ended September 30, 2006 and 2005, respectively, and 19,746 and 19,226 for the nine months ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s 6 7/8% convertible subordinated notes (Notes), the floating rate convertible subordinated debentures (Floating Rate Debentures), and the newly issued 6.25% convertible subordinated debentures (6.25% Debentures) for the three and nine months ended September 30, 2006 and 2005 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $0 and $2,681 for the three months ended September 30, 2006 and 2005, respectively, and $1,693 and $8,044 for the nine months ended September 30, 2006 and 2005, respectively. The calculation would also have included additional incremental shares of 0 and 7,369 for the three months ended September 30, 2006 and 2005, respectively, and 2,029 and 7,369 for the nine months ended September 30, 2006 and 2005, respectively. If the Floating Rate Debentures had been dilutive, the Company’s net income (loss) per share would have included additional earnings of $815 and $1,332 for the three months ended September 30, 2006 and 2005, respectively, and $2,766 and $3,596 for the nine months ended September 30, 2006 and 2005, respectively, and incremental shares of 2,991 and 4,700 for the three months ended September 30, 2006 and 2005, respectively, and 3,587 and 4,700 for the nine months ended September 30, 2006 and 2005, respectively, would have been included in the calculation of net income (loss) per share. In accordance with SFAS 128, “Earnings per Share,” the Company presumes that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the 6.25% Debentures had been dilutive, additional earnings of $2,044 and incremental shares of 172 would have been included in the calculation of net income (loss) per share for the three months ended September 30, 2006, and additional earnings of $4,768 and incremental shares of 400 would have been included in the calculation of net loss per share for the nine months ended September 30, 2006. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 6, “Long-Term Notes Payable.

(5)	Short-Term Borrowings – In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at September 30, 2006 or December 31, 2005.

Other short-term borrowings at September 30, 2006 includes $45 of net proceeds received in connection with the sale of the future revenue streams of certain long-term customer support contracts to certain financial institutions in the fourth quarter of 2005. As the Company has significant continuing involvement in the generation of cash flows due to the financial institutions, these future revenue streams have been classified as short-term borrowings in accordance with Emerging Issues Task Force (EITF) 88-18, “Sales of Future Revenues.” These future revenue streams will be recognized as revenue over the remaining life of the contracts and will have no future cash-flow impact. In addition, other short term borrowings at September 30, 2006 included $4,620 in amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which will be remitted to the financial institutions during the fourth quarter of 2006.

In addition, other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $6,133 and $6,151 were outstanding under these facilities at September 30, 2006 and December 31, 2005, respectively.

(6)	Long-Term Notes Payable – Long-Term Notes Payable consisted of the following:

	As of September 30, 2006	As of December 31, 2005
6.25% Debentures due 2026	$200,000	$—
Floating Rate Debentures due 2023	64,850	110,000
6 7/8% Notes due 2007	—	171,500
Other	3	688

Total Long-Term Notes Payable	$264,853	$282,188

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

Floating Rate Debentures due 2023: In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.00% and 4.69% for the nine months ended September 30, 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 2,771 shares as of September 30, 2006. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the first nine months of 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $45,150 for a total purchase price of $44,254. As a result, a principal amount of $64,850 remains outstanding as of September 30, 2006. In connection with these purchases, the Company incurred a before tax net loss on the early extinguishment of debt of $145, which included a $1,071 discount on the repurchase of Floating Rate Debentures during the first and second quarters of 2006 partially offset by a $175 premium on the repurchase of Floating Rate Debentures during the third quarter of 2006 as well as by the write-off of $1,041 of unamortized deferred debt issuance costs.

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

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $3 and $688 were outstanding under these agreements at September 30, 2006 and December 31, 2005, respectively.

(7)	Supplemental Cash Flow Information - The following provides additional information concerning supplemental disclosures of cash flow activities:

Nine Months ended September 30,	2006	2005
Cash paid for:
Interest (1)	$25,797	$11,021
Income taxes	$5,867	$4,059

(1)	Cash paid for interest for the nine months ended September 30, 2006, included (i) $4,716 for the call premium on the Notes and (ii) $3,335 in interest accrued to the dates of retirement of the Notes and Floating Rate Debentures. Refer to Note 6, “Long-Term Notes Payable” for more information regarding the retirements of the Notes and the Floating Rate Debentures.

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the nine months ended September 30, 2006, the Company sold trade and term receivables in the amounts of $22,854 and $24,730, respectively, for net proceeds of $43,664. During the nine months ended September 30, 2005, the Company sold $15,074 of trade receivables for net proceeds of $14,990.

(8)	Comprehensive Income (Loss) - The following provides a summary of comprehensive income (loss):

Nine months ended September 30,	2006	2005
Net loss	$(3,778)	$(11,070)
Change in unrealized gain (loss) on derivative instruments	853	(927)
Change in accumulated translation adjustment	4,502	(8,143)

Comprehensive income (loss)	$1,577	$(20,140)

(9)	Special Charges – For the nine months ended September 30, 2006, the Company recorded special charges of $6,512. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

The Company rebalanced its workforce by 87 employees during the nine months ended September 30, 2006. The reduction impacted several employee groups. Employee severance costs of $4,333 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid during the first nine months of 2006. The Company expects the remainder of these costs to be paid during the fourth quarter of 2006. There have been no significant modifications to the amount of these charges.

In addition, special charges for the nine months ended September 30, 2006 included costs of $1,625 incurred as a result of residual actions related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $640 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

Other costs in the first nine months of 2006 of $554 primarily included non-cancelable lease payments for one facility in Europe. Non-cancelable lease payments on this excess facility space will be paid over the next three years.

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

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during the first nine months of 2006:

	Accrued Special Charges at December 31, 2005	2006 Charges	2006 Payments	Accrued Special Charges at September 30, 2006 (1)
Employee severance and related costs	$2,581	$4,333	$(6,008)	$906
Lease termination fees and other facility costs	7,650	1,448	(2,650)	6,448
Other costs	1,393	731	(2,044)	80

Total	$11,624	$6,512	$(10,702)	$7,434

(1)	Of the $7,434 total accrued special charges at September 30, 2006, $4,688 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $2,746 represented the short-term portion of accrued special charges.

(10)	Merger and Acquisition Related Charges –

In August 2006, the Company acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization and quality analysis functionality. The Company is integrating the acquired technology into its system design division product offerings. The total purchase price including acquisition costs was $4,740. The excess of liabilities assumed over tangible assets acquired was $84. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $1,864, technology of $1,360, and other identified intangible assets of $1,600. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years.

In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held electronic design automation (EDA) company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company is integrating the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,112, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets is being amortized to cost of revenues and operating expenses, respectively, over three years.

In September 2005, the Company acquired Accelerated Technology (UK) Limited, a former distributor of Company products and services. The total purchase price including acquisition costs was $905. The excess of tangible assets acquired over liabilities assumed was $613. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase accounting allocations resulted in a value assigned to goodwill of $202 and other identified intangible assets of $90. The other identified intangible assets will be amortized to operating expenses over three years.

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

The separate results of operations for the acquisitions during the nine months ended September 30, 2006 and 2005 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

(11)	Gain on Sale of Asset – In March 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957 during the nine months ended September 30, 2005.

(12)	Derivative Instruments and Hedging Activities – The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound where the Company is in a short position. More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first nine months of 2006. For 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

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

The fair value of foreign currency forward and option contracts, recorded in prepaid expenses and other in the consolidated balance sheet, was $1,847 and $2,542 at September 30, 2006 and December 31, 2005, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Nine months ended September 30,	2006	2005
Beginning balance	$—	$1,144
Changes in fair value of cash flow hedges	2,926	(562)
Hedge ineffectiveness recognized in earnings	(64)	(532)
Net (gain) loss transferred to earnings	(2,009)	167

Net unrealized gain (loss)	$853	$217

The remaining balance in accumulated other comprehensive income at September 30, 2006 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during 2006 and 2007. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred a deferred loss of $353 and $425 to system and software revenues relating to foreign currency contracts hedging revenues for the nine months ended September 30, 2006 and 2005, respectively. The Company transferred a deferred gain of $2,362 and $258 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the nine months ended September 30, 2006 and 2005, respectively.

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

In accordance with SFAS No. 133, the Company excludes changes in fair value relating to time value of foreign currency forward contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $605 and $501 for the three months ended September 30, 2006 and 2005, respectively, and $2,033 and $1,487 for the nine months ended September 30, 2006 and 2005, respectively. The Company recorded expense related to time value in interest expense of $524 and $405 for the three months ended September 30, 2006 and 2005, respectively, and $1,642 and $968 for the nine months ended September 30, 2006 and 2005, respectively.

(13)	Commitments and Contingencies –

Leases

The Company leases a majority of its field sales offices and research and development facilities under non-cancelable operating leases.

Indemnifications

The Company’s license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At September 30, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

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

(14)	Related Party Transactions - Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. The Company recognized revenue from these customers of $7,379 and $4,739 during the three months ended September 30, 2006 and 2005, respectively, and $23,157 and $16,530 for the nine months ended September 30, 2006 and 2005, respectively. The related party revenue amounts represented 3.9% and 2.9% of the Company’s total revenues for the three months ended September 30, 2006 and 2005 respectively, and 4. 3% and 3.4% for the nine months ended September 30, 2006 and 2005, respectively. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

(15)	Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS No. 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Americas	$85,975	$61,702	$229,339	$203,901
Europe	47,316	54,583	138,815	140,616
Japan	34,197	22,989	98,003	79,074
Pacific Rim	23,147	25,535	79,233	60,388

Total	$190,635	$164,809	$545,390	$483,979

Operating income (loss)
Americas	$49,426	$30,604	$127,352	$105,995
Europe	24,595	33,066	70,960	72,511
Japan	24,632	13,288	68,495	48,405
Pacific Rim	17,356	20,015	61,361	45,110
Corporate	(111,385)	(95,187)	(323,405)	(289,571)

Total	$4,624	$1,786	$4,763	$(17,550)

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Integrated Circuit Design	$137,353	$116,789	$388,683	$333,535
Systems Design	46,200	41,779	134,743	129,437
Professional Services	7,082	6,241	21,964	21,007

Total	$190,635	$164,809	$545,390	$483,979

(16)	Recent Accounting Pronouncements –

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 157 will have a material impact upon the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently evaluating the requirements of SAB 108 and have not yet determined the impact of adoption, if any, on our financial position, results of operations, or cash flows.

In July 2006, the FASB issued Interpretation 48, “Accounting for Income Tax Uncertainties – an interpretation of FASB Statement No. 109” (FIN 48), which provides guidance on the accounting for uncertain tax positions. FIN 48 defines the threshold for recognizing the benefits of tax positions taken or expected to be taken on a tax return in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to result in a change to the Company’s accounting policy or have an effect on the Company’s condensed consolidated financial statements.

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

BUSINESS ENVIRONMENT

Business in 2006 has been very strong, centered largely in Integrated Circuit (IC) Design to Silicon and Integrated System Design, with total system and software bookings up 85% for IC Design to Silicon and 11% for Integrated System Design as compared to the prior year. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the three months ended September 30, 2006, the Company experienced a 25% increase in system and software revenues year over year. With this growth in system and software revenues, the Company has experienced five consecutive quarters of year over year growth. The ten largest transactions for the third quarter of 2006 accounted for approximately 54% of total system and software bookings as compared to 46% in the third quarter of 2005. The number of new customers during the three months ended September 30, 2006 was up 5% from the levels experienced during the comparable period of 2005.

After a significant year over year bookings decline in the first half of 2005, the Calibre family of products had a strong second half of 2005. This strength continued during the first nine months of 2006, with the Calibre family of products experiencing an increase of 93% in system and software bookings over the comparable period of 2005.

The Company’s management believes 2006 looks positive for the Company and for the EDA industry in general. Electronic Design Automation Consortium (EDAC) data shows EDA industry growth numbers for the second quarter and for the first half of 2006, with license and maintenance revenue accelerating into the double digit growth range; this after four years of nearly flat revenue. While the strength experienced during the first half of 2006 was not based on deal renewals, the Company did experience increased renewal activity during the three months ended September 30, 2006. Six of the top ten bookings deals during the quarter were renewals of previous term contracts. The Company expects this increased renewal activity to continue for the remainder of 2006. These contracts, which average approximately three years in length, should benefit from the increased R&D spending of our customers compared to three years ago when R&D spending in electronics was depressed. Beyond the growth in the Company’s family of Calibre products, the strength seen in Integrated System Design offers many opportunities for growth in 2006 with several military aerospace contracts up for renewal in the next three months. The Company also expects increased demand for EDA products for non-traditional markets, such as automotive electronic design and embedded software.

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

License Model Mix

License model trends can have a material impact on various aspects of the Company’s business. See “Critical Accounting Policies – Revenue Recognition” on page 24 for a description of the types of product licenses sold by the Company. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2005 marked the fifth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend continued during the nine months ended September 30, 2006 and the Company believes this trend will continue for the full year 2006. The Company’s customers continue to move toward the term license model, which provides the customer with greater flexibility for product usage, including the option to share the products between multiple locations and reconfigure consumption at regular intervals from a fixed product list. As such, some of the Company’s customers have converted their existing installed base from perpetual to term licenses.

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

Product Developments

During the first nine months of 2006, the Company continued to execute its strategy of focusing on new customer problem areas, as well as building upon its well-established product families. The Company’s management believes that customers, faced with leading-edge design challenges, generally choose the best products in each category to build their design environment. Through both internal development and strategic acquisitions, the Company has focused on areas where it believes it can build a leading market position or extend an existing leading market position.

During the nine months ended September 30, 2006, the Company launched a number of new products. In January, the Company launched Calibre OPCverify. Used after the design has been corrected for optical and process effects, the tool simulates the design of the mask across the lithographic process window helping ensure there are no significant yield detractors before committing to create a very expensive mask set. In March, the Company extended its move into IC process variation management with Calibre LFD (Litho Friendly Design) which permits designers to make tradeoffs to increase design resilience to process variation. Calibre MDP (Mask Data Preparation) was also extended to offer a 45nm process version to handle the greatly increased complexity of mask preparation for ICs at the 45nm process node. Calibre DFM (Design for Manufacturing) technologies were also adopted into the common 65nm process platform of IBM, Chartered and Samsung. In April, the Company released ExtremeAR, a printed circuit board routing product that improves the routing time of large boards. This product allows designers to create better and cheaper boards by running more routing iterations during the design cycle. In May, the Company launched a new version of its Questa verification platform which offered new technologies and methodologies to improve the productivity of design verification tasks. In June, the Company launched Catapult SL, a new version of its ANSI C++ synthesis tool, which extends the tool from block level to multi-block sub-system design of compute intensive hardware found in multimedia, communications and consumer electronic applications. In July, the Company launched Calibre nmDRC, part of the new Calibre nm Platform. Calibre nmDRC redefines the traditional design rule checking (DRC) step to address the significant new challenges of smaller and smaller integrated circuits. In September, the Company announced the availability of the topology router, a tool for the layout process for manually designed printed circuit boards that follow an engineer’s guidelines and then automatically mimic a designer’s manual edits.

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

Q3 2006 Financial Performance

•	Total revenues were $190,635 and $545,390 for the three and nine months ended September 30, 2006, respectively, a 16% and 13% increase over the comparable periods of 2005, respectively. For the three and nine month periods, the increase resulted from strength in IC Design to Silicon, Integrated System Design, Scalable Verification, and Service and Support, partially offset by weakness in the Company’s Automotive product line. In the second quarter of 2005, the Company closed a large term transaction with upfront revenue recognition in the Automotive product line. With no comparable transaction in the first nine months of 2006, the Automotive product line showed weakness for the nine month period. Revenue strength in IC Design to Silicon was led by the Calibre product family. Revenue strength in Integrated Systems Design was primarily concentrated in the Company’s printed circuit board product line, while revenue strength in Scalable Verification was led by the Questa product line.

•	System and software revenues were $114,461 and $318,627 for the three and nine months ended September 30, 2006, respectively, a 25% and 20% increase over the comparable periods of 2005, respectively. Product revenue split by license model for the third quarter of 2006 was 63% term with upfront revenue recognition, 21% perpetual and 16% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to third quarter 2005 product revenue splits of 51% term with upfront revenue recognition, 33% perpetual and 16% term with ratable revenue recognition.

•	Service and support revenues were $76,174 and $226,763 for the three and nine months ended September 30, 2006, respectively, a 4% and 3% increase over the comparable periods of 2005, respectively.

•	By geography, revenues in the Americas increased 39% and 12% for the three and nine months ended September 30, 2006, respectively, as compared to the comparable periods of 2005. Revenues decreased in Europe 13% and 1% for the three and nine months ended September 30, 2006, respectively as compared to the comparable periods of 2005. Revenues increased in Japan 49% and 24% for the three and nine months ended September 30, 2006 as compared to the comparable periods of 2005. Revenues decreased in the Pacific Rim, 9% for the three months ended September 30, 2006 as compared to the comparable period of 2005, while revenues in the Pacific Rim increased 31% for the nine months ended September 30, 2006 as compared to the comparable period of 2005. The Americas contributed the largest share of revenues at 45% and 42%, for the three and nine months ended September 30, 2006, respectively, an increase from 37% for the three months ended September 30, 2005 and flat when compared to 42% for the nine months ended September 30, 2005.

•	Net income was $2,530 for the three months ended September 30, 2006 compared to $159 in the comparable period of 2005, while for the nine months ended September 30, 2006, net loss was $3,778 compared to $11,070 in the comparable period of 2005.

•	Trade accounts receivable, net decreased to $211,580 at September 30, 2006, down 10% from $234,866 at December 31, 2005. Average days sales outstanding increased to 100 days as of September 30, 2006 from 96 days at December 31, 2005.

•	Cash generated from operating activities was $56,493 for the nine months ended September 30, 2006 compared to $26,645 for the comparable period in 2005. At September 30, 2006, cash, cash equivalents and short-term investments were $145,548, up 27% from $114,410 at December 31, 2005.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation transaction using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and generally requires instead that such transactions be accounted for using a fair-value based method. Accordingly, the Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the modified prospective method. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, the Company may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made.

RESULTS OF OPERATIONS

REVENUES AND GROSS MARGINS

Three months ended September 30,	2006	Change	2005
System and software revenues	$114,461	25%	$91,492
System and software gross margin percent	93%		93%
Service and support revenues	76,174	4%	73,317
Service and support gross margin percent	72%		73%

Total revenues	$190,635		$164,809

Nine months ended September 30,	2006	Change	2005
System and software revenues	$318,627	20%	$264,427
System and software gross margin percent	93%		92%
Service and support revenues	226,763	3%	219,552
Service and support gross margin percent	73%		73%

Total revenues	$545,390		$483,979

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. The increase for the three and nine months ended September 30, 2006 was due primarily to strength in IC Design to Silicon, Integrated System Design, and Scalable Verification. Revenue strength in IC Design to Silicon was led by the Calibre product family. Revenue strength in Integrated Systems Design was primarily concentrated in the Company’s printed circuit board product line, while revenue strength in Scalable Verification was led by the Questa product line. In the second quarter of 2005, the Company closed a large term with upfront revenue recognition transaction in the Automotive product line. With no comparable transaction in second quarter of 2006, the Automotive product line showed weakness in the first nine months. The increase in revenue in the third quarter and first nine months of 2006 was also partially offset by an unfavorable currency impact of approximately 1% and 2%, respectively, due to the strengthening of the dollar during these periods as compared to the comparable periods of 2005.

System and software gross margins for the three and nine months ended September 30, 2006 remained flat from the comparable period of 2005. Emulation hardware systems inventory was reduced by $18 and $1,573 for the three and nine months ended September 30, 2006, respectively, compared to $313 and $2,049 for the comparable periods of 2005. These reserves reduce inventory to the amount that is expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $675 and $3,840 was sold during the three and nine months ended September 30, 2006, compared to $937 and $3,927 for the comparable periods of 2005.

Amortization of purchased technology to system and software cost of revenues was $3,286 and $9,942 for the three and nine months ended September 30, 2006, respectively, compared to $3,076 and $8,489 for the comparable periods of 2005. The increase in amortization of purchased technology was primarily due to acquisitions during the last twelve months. Purchased technology costs are amortized over two to five years to system and software cost of revenues.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three and nine months ended September 30, 2006 was primarily attributable to the growth in the installed base of customers under support contracts, partially offset by an unfavorable currency impact due to the strengthening of the dollar as compared to the comparable periods of 2005.

Service and support gross margins decreased for the three months ended September 30, 2006 when compared to the same period in 2005. The decrease was primarily due to the strengthening of foreign currencies. Service and support gross margin for the nine months ended September 30, 2006 was comparable to the same period in 2005.

Geographic Revenues Information

	Three months ended September 30,			Nine months ended September 30,
	2006	Change	2005	2006	Change	2005
Americas	$85,975	39%	$61,702	$229,339	12%	$203,901
Europe	47,316	(13%)	54,583	138,815	(1%)	140,616
Japan	34,197	49%	22,989	98,003	24%	79,074
Pacific Rim	23,147	(9%)	25,535	79,233	31%	60,388

Total	$190,635	16%	$164,809	$545,390	13%	$483,979

Revenues in the Americas increased for the three months and nine months ended September 30, 2006 as compared to the comparable periods of 2005. The third quarter and year-to-date increase was due primarily to higher software product revenue. Revenues outside the Americas represented 55% and 58% of total revenues for the three and nine months ended September 30, 2006, compared to 63% and 58% for the comparable periods of 2005. Most large European revenue contracts are denominated and paid to the Company in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by less than 1% for the three months ended September 30, 2006 and negatively impacted European revenues by less than 1% for the nine months ended September 30, 2006. Exclusive of currency effects, the decrease in revenues for the nine months ended September 30, 2006 from the comparable period of 2005 was primarily due to lower software product revenue. The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 4% and 8% for the three and nine months ended September 30, 2006. Exclusive of currency effects, the increase in revenues for the three months ended September 30, 2006 from the comparable period of 2005 was due to an increase in software product revenue, while the increase in revenues for the nine months ended September 30, 2006 was due to an increase in software product revenues partially offset by a decline in emulation product and service and support revenues. Revenues in the Pacific Rim decreased for the three months ended September 30, 2006 from the comparable period of 2005 primarily due to lower software product revenues partially offset by an increase in support revenue, while in the nine months ended September 30, 2006, revenues increased from the comparable period of 2005 primarily due to higher software product and support revenue. The Company believes that fluctuations in comparable periods from one year to the next may be due to the size and timing of significant orders from customers. Since the Company generates more than half of its revenues outside of the United States and expects this to continue in the future, revenue results should continue to be impacted by the effects of future foreign currency fluctuations.

OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2006	Change	2005	2006	Change	2005
Research and development	$60,448	17%	$51,563	$170,804	7%	$159,066
Marketing and selling	72,192	11%	64,728	208,497	6%	197,627
General and administration	22,822	15%	19,883	66,617	16%	57,343
Amortization of intangible assets	1,168	10%	1,059	3,415	8%	3,153
Special charges	359	848%	(48)	6,512	157%	2,529
Merger and acquisition related charges	—	—	—	180	(76%)	750

Research and Development

Research and development (R&D) costs for three and nine months ended September 30, 2006 increased from the comparable periods in 2005. The change in R&D costs for the nine months ended September 30, 2006 from the comparable period of 2005 was favorably impacted by a $4,750 charge in the second quarter of 2005 for a purchase of technology that had not reached technological feasibility. This technology is expected to be incorporated and provide enhancements for the Calibre product family in 2007. Excluding the impact of this charge, R&D costs increased 11% for the nine months ended September 30, 2006 over the comparable period of 2005. The increase was due primarily to (i) higher variable compensation, (ii) the year-over year effect of annual salary increases, and (iii) higher headcount in the following areas: IC Design to Silicon, Scalable Verification, and Embedded Systems, primarily due to acquisitions in the last twelve months. The increase in the three and nine months ended September 30, 2006 was also due to charges of $1,301 and $4,167, respectively, related to the expensing of share based payments as required under SFAS 123(R) beginning in January 2006. These increases were partially offset by reductions in the intellectual property division due to the elimination of a product line and reductions in the emulation division.

Marketing and Selling

Marketing and selling costs increased for the three and nine months ended September 30, 2006 over the comparable periods of 2005 due primarily to an increase in labor related expenses and to charges of $1,033 and $3,339 in the three and nine months ended of 2006, respectively, related to the expensing of share based payments as required under SFAS 123(R).

General and Administration

General and administration expenses increased for the three and nine months ended September 30, 2006 over the comparable periods of 2005 due primarily to (i) higher variable compensation expense (ii) the year-over year effect of annual salary increases, and (iii) an increase in consulting and professional services. The increase in the three and nine months ended September 30, 2006 was also due to a charge of $430 and $1,360, respectively, for the expensing of share based payments as required under SFAS 123(R).

Special Charges

For the nine months ended September 30, 2006, the Company recorded special charges of $6,512. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

The Company rebalanced its workforce by 87 employees during the nine months ended September 30, 2006. The reduction impacted several employee groups. Employee severance costs of $4,333 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid during the first nine months of 2006. The Company expects the remainder of these costs to be paid during the fourth quarter of 2006. There have been no significant modifications to the amount of these charges.

In addition, special charges for the nine months ended September 30, 2006 included costs of $1,625 incurred as a result of residual actions related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of 2005. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $640 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

Other costs in the first nine months of 2006 of $554 primarily included non-cancelable lease payments for one facility in Europe. Non-cancelable lease payments on this excess facility space will be paid over the next three years.

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

Merger and Acquisition Related Charges

In August 2006, the Company acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization and quality analysis functionality. The Company is integrating the acquired technology into its system design division product offerings. The total purchase price including acquisition costs was $4,740. The excess of liabilities assumed over tangible assets acquired was $84. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $1,864, technology of $1,360, and other identified intangible assets of $1,600. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years.

In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held electronic design automation (EDA) company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company is integrating the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,112, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets is being amortized to cost of revenues and operating expenses, respectively, over three years.

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

The separate results of operations for the acquisitions during the nine months ended September 30, 2006 and 2005 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Other Income, Net

Other income, net totaled $6,721 and $15,756 for the three and nine months ended September 30, 2006, respectively, compared to other income, net of $4,144 and $10,601 for the comparable periods in 2005. Other income, net includes interest income of $5,971 and $16,955 for the three and nine months ended September 30, 2006, respectively, compared to $3,089 and $8,950 for the comparable periods of 2005. Interest income includes amortization of the interest component on the Company’s term license installment agreements of $3,795 and $10,728 for the three and nine months ended September 30, 2006, respectively, compared to $2,000 and $5,976 for the comparable periods of 2005. The increase in interest income related to term license installment agreements was attributable to the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and the acceleration of the unamortized interest component of term receivables which were sold on a non-recourse basis during the three and nine months ended September 30, 2006. Interest income also includes $1,571 and $4,194 for the three and nine months ended September 30, 2006, respectively, and $588 and $1,487 for the comparable periods in 2005, respectively, for interest earned on the Company’s cash, cash equivalents, and short-term investments. The increase is the result of an increase in the average effective interest rates earned on the Company’s short-term investments as well as to an increase in cash, cash equivalents, and short-term investments. Other income, net also included income relating to time value of foreign currency contracts of $605 and $2,033 for the three and nine months ended September 30, 2006, compared to $501 and $1,487 for the comparable periods in 2005. Other income, net was impacted by a foreign currency gain of $138 for the three months ended September 30, 2006 compared to a gain of $195 for the comparable period of 2005, and a net foreign currency loss of $453 for the nine months ended September 30, 2006 compared to a gain of $238 in the comparable period of 2005. In addition, the Company determined that certain of its derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in a net loss of $1,108 for nine months ended September 30, 2006. Other income, net was favorably impacted by a net gain on the sale of investments of $895 and $469 in the nine months ending September 30, 2006 and 2005, respectively, and a net gain on the sale of a building of $957 in March 2005.

Interest Expense

Interest expense was $6,858 and $27,323 for the three and nine months ended September 30, 2006, compared to $5,461 and $16,130 for the comparable periods in 2005. The increase in interest expense is due largely to the net effect of financing transactions, including the issuance in March 2006 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures), the retirement in March 2006 of 6 7/8% Convertible Subordinated Notes due 2007 (Notes), and the retirement in the nine months ending September 30, 2006 of portions of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), as more fully described in “Liquidity and Capital Resources” below. Expenses recorded as interest expense related to these financing transactions included $4,716 for the call premium on the Notes partially offset by repurchase discounts, net of premiums, of $896 on the Floating Rate Debentures in the first nine months of 2006. In addition, the Company recorded a charge of $147 and $2,407 in the three and nine months ended September 30, 2006, respectively, for the write-off of unamortized deferred debt issuance costs related to the Notes and Floating Rate Debentures. The increase in interest expense in the nine months ending September 30, 2006 as compared to the comparable period in 2005 also included an increase of $1,130 in debt interest expense due primarily to interest on the 6.25% Debentures and to higher average interest rates on the Floating Rate Debentures. In addition, the Company recorded (i) net interest expense of $1,213 and $3,920 during the three and nine months ended September 30, 2006, respectively, compared to $6 and $83 during the comparable periods in 2005 relating to the sale of trade and long-term term receivables as discussed in “Liquidity and Capital Resources,” below and (ii) interest expense relating to the time value of foreign currency contracts of $524 and $1,642 for the three and nine months ended September 30, 2006, respectively, compared to $405 and $968 in the comparable periods in 2005.

Provision for Income Taxes

The provision for income taxes was $1,957 for the three months ending September 30, 2006 and the benefit from income taxes was $3,026 for the nine months ended September 30, 2006 compared to the provision for income taxes of $310 and benefit from income taxes of $12,009 for the comparable periods of 2005. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by the Company and its subsidiaries in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, the Company evaluates its provision for income taxes based on its projected results of operations for the full year and records an adjustment in the current quarter. Despite the pre-tax loss in the first nine months of 2006, the Company is projecting pre-tax income for the year. Accordingly, the Company has applied an estimated 43% annual effective tax rate to the pre-tax loss without discrete items for the nine months ended September 30, 2006. The actual tax rate of the resulting tax benefit for the nine months ended September 30, 2006 was 44% rather than the estimated 43% annual effective tax rate due to the insignificant impact of discrete items in the first three quarters. The effective tax rate for the remainder of 2006 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for 2006 at a 43% effective tax rate, exclusive of discrete items, differs from tax computed at the federal statutory rate primarily due to (i) United States losses for which no benefit is expected to be realized, and (ii) an increase in foreign tax reserves, offset in part by (iii) the benefit of lower tax rates on earnings of foreign subsidiaries.

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

In 2004, the Company determined it was uncertain whether the Company’s United States entities would generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, the

Company recorded valuation allowances in 2004 and 2005 against the portion of those deferred tax assets for which realization is uncertain. The Company expects to continue applying valuation allowances in 2006, consistent with the prior two years. A portion of the valuation allowances relate to the difference between financial and tax reporting of employee stock option exercises, for which subsequently recognized tax benefits would be applied directly to increase contributed capital. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. and 0-In Design Automation, Inc., for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is currently under examination in various jurisdictions, including the United States, Germany, and the United Kingdom. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the United States by the Internal Revenue Service (IRS) pertains to the Company’s 2002, 2003 and 2004 tax years. In August 2006, the IRS issued several Notices of Proposed Adjustments (NOPA) to the Company in which adjustments were proposed totaling $150,860 of additional taxable income for the three years. The proposed adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. The Company is evaluating the proposed adjustments and preparing its response to the IRS, and will continue to review new developments and the associated tax provision implications on an ongoing basis.

The Company has reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities, even though the Company believes that the positions it has taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. While it is often difficult to predict the final outcome or timing of resolution of any particular tax matter, the Company believes its tax reserves are adequate to cover potential liabilities.

Effects of Foreign Currency Fluctuations

More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States for the first nine months of 2006. For 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on the Company’s overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $25,826 at September 30, 2006 from $21,324 at December 31, 2005. This reflects the increase in the value of net assets denominated in foreign currencies as a result of the weakening of the United States dollar since December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at September 30, 2006 were $145,548 compared to $114,410 at December 31, 2005. Cash provided by operating activities was $56,493 for the nine months ended September 30, 2006 compared to $26,645 for the comparable period in 2005. The increase in cash flows from operating activities was primarily due to (i) an increase in accounts payable and accrued liabilities in the first nine months of 2006 compared to a decrease in the comparable period in 2005, due in part to the change in payment schedule for incentive compensation and related benefits from quarterly in 2005 to annually in 2006 as more fully described under “Accrued Payroll and Related Liabilities” below, (ii) a decrease in loss before income taxes from the comparable period in 2005, and (iii) non-cash stock-based compensation incurred in 2006. The increase in cash flows from operating activities was partially offset by an increase in term receivables, long-term in the first nine months of 2006 compared to a decrease in the same period in 2005.

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the nine months ended September 30, 2006, the Company sold trade and term receivables in the amounts of $22,854 and $24,730, respectively, for net proceeds of $43,664. During the nine months ended September 30, 2005, the Company sold $15,074 of trade receivables for net proceeds of $14,990.

Excluding short-term investments, cash used in investing activities was $27,660 in the first nine months of 2006 compared to cash used in investing activities of $30,734 in the same period in 2005. Cash used for investing activities in the first nine months of 2006 consisted of cash paid for the acquisition of businesses and equity interests of $8,982, including payments of earnouts and transaction costs related to prior-year acquisitions of $1,811, and capital expenditures of $19,380. Cash used for investing activities for the comparable period in 2005 included capital expenditures of $17,286 and cash paid for acquisitions of $23,648, partially offset by net proceeds of $9,731 from the sale of a property.

Cash provided by financing activities was $1,498 for the nine months ended September 30, 2006, compared to cash provided by financing activities of $13,836 for the comparable period in 2005. As more fully discussed below, in March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 in a private offering for net proceeds of $194,250. Also in March 2006, the Company used the net proceeds as well as $14,317 from its cash balances to repurchase and retire $171,500 of the Company’s 6 7/8% Convertible Subordinated Notes due 2027 (6 7/8% Notes) and $33,350 of the Company’s Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures). In June and September 2006, the Company repurchased and retired an additional $4,800 and $7,000, respectively, of the Floating Rate Debentures. Financing cash flows were positively impacted by proceeds from issuance of common stock upon exercise of stock options and employee stock plan purchases of $24,395 and $17,904 during the nine months ended September 30, 2006 and 2005, respectively.

Trade Accounts Receivable, Net

Trade accounts receivable, net decreased to $211,580 at September 30, 2006 from $234,866 at December 31, 2005. Excluding the current portion of term receivables of $125,899 and $133,273, respectively, average days sales outstanding were 40 days and 41 days at September 30, 2006 and December 31, 2005, respectively. Average days sales outstanding in total accounts receivable increased to 100 days at September 30, 2006 from 96 days at December 31, 2005. The increase in days sales outstanding was primarily due to the decrease in revenue for the three months ended September 30, 2006 as compared to the three months ended December 31, 2005. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue.

Prepaid Expenses and Other

Prepaid expenses and other decreased to $14,081 at September 30, 2006 from $15,562 at December 31, 2005. The decrease was primarily due to amortization of prepaid insurance fees and the write-off of unamortized deferred debt issuance costs in connection with the retirement of the 6 7/8% Notes and a portion of the Floating Rate Debentures, as more fully discussed below. The decrease was partially offset by prepayments of employee benefits and sales commissions, prepayments of income taxes in foreign jurisdictions and the payment of underwriting fees and related debt costs incurred in connection with the issuance of the 6.25% Debentures.

Term Receivables, Long-Term

Term receivables, long-term increased to $143,898 at September 30, 2006 from $131,676 at December 31, 2005. The balances were attributable to multi-year term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. The Company uses term agreements as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase from 2005 was attributable to new term agreements closed during the third quarter of 2006, primarily in Japan, partially offset by (i) the sale of term receivables as described above, and (ii) the scheduled run-off of long-term receivables to trade accounts receivable.

Property, Plant and Equipment, net

Property, plant and equipment, net increased to $82,040 at September 30, 2006 from $81,374 at December 31, 2005. The increase was due primarily to normal quarterly capital purchases largely offset by depreciation of property, plant and equipment.

Accrued Payroll and Related Liabilities

Accrued payroll and related liabilities increased to $81,870 at September 30, 2006 from $73,244 at December 31, 2005. The increase reflects a change in 2006 in the payment schedule of incentive compensation. In 2005 and prior years, incentive compensation for non-executive employees was paid quarterly during the year earned, with the fourth quarter payment made in the first quarter of the following year. Beginning in 2006, all incentive compensation earned in the current year will be paid to employees in the first quarter of the following year. The increase was partially offset by the final payment of the 2005 annual and fourth quarter incentive compensation in the first quarter of 2006 and to the timing of payment of sales commissions earned on commissionable revenue for the first nine months of 2006.

Deferred Revenue

Deferred revenue consists primarily of prepaid annual software support services. Deferred revenue increased to $113,136 at September 30, 2006 from $106,453 at December 31, 2005. The increase was primarily due to annual support contract renewals and a large three-year term transaction in the second quarter of 2006, partially offset by normal amortization of prepayments on existing contracts.

Capital Resources

Expenditures for property, plant and equipment increased to $19,380 for the nine months ended September 30, 2006 compared to $17,286 for the comparable period of 2005. Expenditures for property, plant and equipment in the nine months ended September 30, 2006 and 2005 did not include any individually significant projects. In the nine months ended September 30, 2006, the Company acquired EverCAD and Router Solutions, Inc., which resulted in net cash payments of $3,317 and $3,804, respectively. Additionally, the Company paid $1,811 related to earnouts, transaction costs and other costs related to prior years’ acquisitions. In the nine months ended September 30, 2005, the Company acquired (i) Volcano, (ii) Aptix and (iii) Accelerated Technology (UK) Limited, which resulted in net cash payments of $19,904. Additionally, the Company paid $3,744 related to holdbacks and transaction costs on prior year acquisitions.

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

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.00% and 4.69% for the nine months ended September 30, 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 2,771 shares as of September 30, 2006. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the first nine months of 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $45,150 for a total purchase price of $44,254. As a result, a principal amount of $64,850 remains outstanding. In connection with these purchases, the Company incurred a before tax net loss on the early extinguishment of debt of $145, which included a $1,071 discount on the repurchase of Floating Rate Debentures during the first and second quarters of 2006 partially offset by a $175 premium on the repurchase of Floating Rate Debentures during the third quarter of 2006 as well as by the write-off of $1,041 of unamortized deferred debt issuance costs.

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

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at September 30, 2006 or December 31, 2005.

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

Outlook for 2006

Revenues for the fourth quarter of 2006 are expected to be approximately $229,000, while income per share for the same period is expected to be approximately $0.26. Revenues for the year ended December 31, 2006 are expected to be approximately $774,000 and earnings per share is expected to be approximately $0.21.

Change in Fiscal Year

As previously disclosed, the Company is changing its fiscal year end from December 31 to January 31. This change will take effect following the completion of the current year ending December 31, 2006, and as a result, the Company will report financial results for the one month transition period ending January 31, 2007 in its Form 10-Q for the new first fiscal quarter ending April 30, 2007. The Company does not expect to experience a significant amount of business activity or product shipment in January 2007, and expects to report a loss for the period. The low level of expected business activity and product shipment is expected to result in part from the historical pattern of low levels of business activity in January, and in part because the Company is not implementing significant sales incentive compensation programs for that one month period.

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

The table below presents the carrying value and related weighted-average fixed interest rates for the Company’s investment portfolio. The carrying value approximates fair value at September 30, 2006. In accordance with the Company’s investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$48,796	5.24%
Short-term investments – fixed rate	61,393	5.31%

Total fixed rate interest bearing instruments	$110,189	5.28%

The Company had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at September 30, 2006. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

The Company had floating rate convertible subordinated debentures of $64,850 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at September 30, 2006. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $649.

At September 30, 2006, the Company had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The Company had no borrowings during 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at September 30, 2006 and December 31, 2005, respectively.

The Company had other long-term notes payable of $3 and short-term borrowings of $6,133 outstanding at September 30, 2006 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $61.

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

The Company enters into foreign currency option contracts for forecasted revenues and expenses between its foreign subsidiaries. These instruments provide the Company the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of September 30, 2006, the Company had options outstanding to sell Japanese yen with contract values totaling $57,398 at a weighted average contract rate of 120.07, to buy the Euro with contract values totaling $56,622 at a weighted average contract rate of 1.30 and to buy the British pound with contract values totaling $23,752 at a weighted average contract rate of 1.89.

The Company enters into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. The Company’s practice is to hedge a majority of its existing material foreign currency transaction exposures.

The table provides information as of September 30, 2006 about the Company’s foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in 2006.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$49,793	1.27	USD
Japanese Yen	43,031	116.21	JPY
British Pound	21,312	1.87	USD
Indian Rupee	6,423	46.01	INR
Swedish Krona	3,183	7.25	SEK
Polish Zloty	2,697	3.10	PLN
Korean Won	2,472	954.70	KRW
Other	9,376	—

Total	$138,287

Item 4.	Controls and Procedures

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

The forward-looking statements contained under “Outlook for 2006” in Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for 2006,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely impact us.

The United States and international economies are cyclical and experience periodic economic downturns, which may have a material adverse effect on our results of operations. Weakness in these economies may materially adversely impact the timing and receipt of orders for our products and our results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services.

We are subject to the cyclical nature of the integrated circuit and electronics systems industries and any future downturns may materially adversely impact us.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. During such downturns, the number of new design projects generally decreases, which can materially adversely impact demand for our products and services.

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

IC and PCB technology evolves rapidly.

The complexity of ICs and printed circuit boards continues to rapidly increase. In response to this increasing complexity, new design tools and methodologies must be invented or acquired quickly to remain competitive. If we fail to quickly respond to new technological developments, our products could become obsolete or uncompetitive, which could materially adversely impact our business.

Our forecasts of our revenues and earnings outlook may be inaccurate and could materially adversely impact our business or our planned results of operations.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter in the hope of obtaining more favorable terms.

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

Our revenues are also affected by the mix of licenses entered into where we recognize software product revenues as payments become due and payable or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition would result in increased deferral of software product revenues to future periods and would decrease current revenues, which could result in the company not meeting near-term revenue expectations.

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

The Internal Revenue Service and tax authorities in countries where we do business regularly examine our income tax returns. Significant judgment and estimates are required in determining the provision for income taxes and other tax liabilities. For example, our interim tax provision expense is based on our expectation of profit and loss by jurisdiction, and if such mix is different from our estimates our actual tax expense could be materially different. Our tax expense may also be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on term-based licenses in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. The Company was issued Notices of Proposed Adjustments (NOPAs) in August 2006. See “Provision for Income Taxes” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional discussion.

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

We have a lengthy sales cycle that generally extends between three and nine months. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects due to customers’ budgetary constraints, internal acceptance review procedures, timing of budget cycles or timing of competitive evaluation processes.

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

The industry in which we compete has seen significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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

Mergers of our customers appear to be increasing.

A significant number of mergers in the semiconductor and electronics industries have occurred and more are likely. Mergers of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Mentor.

Risks of international operations and the effects of foreign currency fluctuations can materially adversely impact our business and operating results.

We realize more than half of our revenues from customers outside the United States and we generate approximately one-third of our expenses outside the United States. Significant changes in exchange rates can have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting our intellectual property rights.

The delay in production of components or the ordering of excess components for our emulation hardware products could materially adversely impact us.

The success of our emulation product depends on our ability to procure hardware components on a timely basis from a limited number of suppliers, create stable software for use on the product, assemble and ship hardware and software systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for hardware. Our inability to be successful in any of the foregoing could materially adversely impact us.

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

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot assure that we can continue to recruit and retain such personnel. Our failure to hire and retain such personnel would impair our ability to develop new products and manage our business effectively.

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

Our board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the board of directors. In February 1999, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act and our shareholder rights plan may have the effect of delaying, deferring or preventing a change of control of us, may discourage bids for our common stock at a premium over the market price of our common stock and may materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

Our debt obligations expose us to risks that could materially adversely impact our business, operating results and financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

We have a substantial level of indebtedness. As of September 30, 2006, we had $275.7 million of outstanding indebtedness, which includes $64.9 million of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) and $200 million of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures). This level of indebtedness among other things could:

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

Dated: November 8, 2006	MENTOR GRAPHICS CORPORATION
(Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President