Form 10-K
period 2006-12-31
MENTOR GRAPHICS CORP
filed 2007-02-28
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, without par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,037,503,069 on June 30, 2006 based upon the last price of the Common Stock on that date reported in the NASDAQ Stock Market. On February 20, 2007, there were 84,964,437 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2007 Proxy Statement	Part III

Table of Conte nts

Part I

Item 1.	Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Item 1A “Risk Factors.”

GENERAL

Mentor Graphics Corporation is a technology leader in electronic design automation, or EDA. We provide software and hardware design solutions that enable our customers to develop better electronic products faster and more cost effectively. We market our products and services worldwide, primarily to companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military/aerospace and transportation industries.

The electronic systems that our customers create with our products include printed circuit boards, or PCBs, integrated circuits, or ICs, field programmable gate arrays, or FPGAs, embedded software solutions and wire harness systems. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, video game consoles, digital cameras, cellular telephones, computer network hubs and routers, personal computers and products enabled with the Bluetooth short-range wireless radio and networking technology. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These are called system-on-chip, or SoC, devices. This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.

We were incorporated in Oregon in 1981 and our common stock is traded on the NASDAQ Stock Market under the symbol “MENT.” Our executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. Our website address is www.mentor.com. Electronic copies of our reports filed with the Securities and Exchange Commission (SEC) are available through our website promptly after the reports are filed with the SEC.

PRODUCTS

Our products enable engineers to overcome increasingly complex electronic design challenges by improving the accuracy of complex designs and shrinking product time-to-market schedules. Above all, our products help design engineers work more productively through their design process. When designing electronic hardware, a design engineer’s process is typically as follows:

•	Electrical engineers begin the design process by describing and specifying the architectural, behavioral, functional and structural characteristics of an IC, PCB or electronic system and components.

•	Engineers then create the component designs according to stated specifications.

•	Next, engineers verify the design to reveal defects, and then modify the component’s design until it is correct and meets the previously stated specifications.

•	Engineers assemble and test the assembled components and the entire system.

•

Finally, the system goes to production. During the manufacturing process, engineers work to identify defective parts and improve yields. “Yields” refers to the percentage of working ICs on a silicon wafer.

Scalable Verification

Our Scalable Verification™ tools allow engineers to verify that their complex IC designs actually function as intended. Functional errors at the system level are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability. We offer the following digital simulation products:

•

ModelSim® is a leading HDL mixed-language digital simulator that helps hardware designers verify that their IC design functions correctly before the design is completed, and is used for application-specific integrated circuits, or ASICs, SoCs, FPGAs and other IC design verification, as well as verification of entire systems.

•

The Questa™ functional verification platform, introduced in 2005, includes support for hardware description languages, or HDLs, simulation and new verification methodologies including assertions and formal methods. Questa is used for more exhaustive verification of systems and ICs including ASICs, SoCs and FPGAs.

Along with digital simulation products, our analog/mixed-signal simulators also help avoid long verification cycles, excessive iterations and the significant expense of manufacturing multiple prototypes. Complex electronic designs often require different types of circuits, such as analog and digital, to work together. An example is a CD or DVD player which uses a digital input and produces an analog output of sounds or images. Our analog/mixed signal simulation offerings include the following:

•	The Eldo® analog and radio frequency (RF) system simulator products are primarily used for the design and verification of mixed-signal circuits and RF effects in complex analog circuits.

•	The ADVance MSTM product combines digital, analog/mixed signal, and RF simulator technology into a single, integrated tool.

Our SoC verification products include the Seamless® hardware/software co-verification product family. Seamless tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype.

We provide emulation hardware systems, such as our VStation™ Pro product, which allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and timing of those circuits. Our VStation Pro product provides the performance and capacity required to verify complex designs containing 1.6 million to 60 million logic gates. Logic gates are switches that produce a single logic output from one or more logic inputs.

Design to Silicon

Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. A nanometer is one billionth of a meter; a human hair is about 100,000 nanometers wide. Nanometer process geometries create design challenges in silicon which were not present at larger geometries. As a result, nanometer process technologies, used to deliver the vast majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity of designs has changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is modified so the design can be manufactured with cost-effective yields of ICs.

To address these challenges, we offer our Calibre® tool family, which is the standard for many of the world’s largest integrated device manufacturers and foundries:

•

The Calibre nm, or nanometer, tool suite integrates design for manufacturing, or DFM, and physical verification capable of subwavelength design resolution enhancement and mask data preparation. This tool suite allows engineers to model, modify and verify layouts for all resolution enhancement technology techniques, including optical and process correction, phase-shift mask, scattering bars and off-axis illumination. Use of these tools can substantially increase the cost-effective yields of ICs.

•	In the DFM area, our Calibre LFD™ product brings lithography simulation to the design creation flow to help ensure that circuit designs are less sensitive to variations in manufacturing.

•	The Calibre YieldAnalyzer™ product provides manufacturing teams with a method of communicating IC manufacturing yield and yield modeling information to the design teams.

•

The Calibre YieldEnhancer™ product provides a system that automatically modifies the layout of an IC to improve a design’s cost-effective yield. The Calibre physical verification tool suite, Calibre DRCTM and Calibre LVSTM, helps ensure that IC physical designs achieve stringent turn-around time requirements while conforming to foundry manufacturing rules and confirming the IC’s intended functionality.

•	The Calibre xRCTM product, a transistor level tool, quantifies values for circuit design parasitics for parasitic extraction, which today include the resistances, capacitances and inductances.

Integrated Systems Design

As ICs grow in complexity and function and PCB fabrication technology advances to include embedded components and high-density interconnect layers within the PCB, the design of PCBs is reaching new levels of complexity. This complexity is frequently a source of design bottlenecks.

Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, RF, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation and verification of the PCB design:

•	The Board Station® and ExpeditionTM series are the two main PCB design families of products used typically by large enterprise customers.

•	We also offer a “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution.

•	Our I/O Designer TM product integrates FPGA input/output planning with our PCB design tools resulting in improved routing in large complex designs containing FPGAs.

•	XtremePCBTM offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each others’ edits in real-time.

•

In April, we released XtremeARTM, a PCB routing product that improves the routing time of large designs. This product allows improved designs by running more routing iterations during the design cycle.

Our AutoActive® place and route technology is available on both UNIX and Windows Platforms and is used to replace older generation routers in our PCB design flows and in flows created by Cadence Design Systems, Inc. and others. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, enables improved design quality, shorter cycles and increased manufacturability. Our Hyperlynx® and ICX® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed PCB designs to help make simulation more efficient and accurate.

Our Precision® Synthesis product family is created to maximize the performance of FPGAs. Our Precision product is also used for FPGA-based ASIC prototyping to enable cost effective ASIC verification prior to the availability of silicon.

New and Emerging Products

Engineers are trying to reduce the level of complexity of design and verification by moving to higher levels of design abstraction, allowing them to be more productive. This trend is leading designers toward methodologies based on the C programming language which offers a more efficient way to create designs. Our C-based design tools enable engineering teams to produce ASIC or FPGA hardware that is smaller in size in a significantly reduced amount of time. The Catapult® C synthesis tool unites the system-level and hardware design domains and lays the foundation for next-generation electronic system level, or ESL, design. We also acquired a number of ESL products in 2006 from Summit Design.

In the cabling area, our Integrated Electrical Systems business unit provides specialized software for design, analysis, manufacture and data management of complex wire harness systems used by automotive, aerospace and other industries. The Capital Harness™ tool flow integrates and interconnects electrical systems and associated harness designs within transportation systems.

Also targeting the automotive market are tools that focus on the functional design of the electronic components of cars. The SystemVision™ product family addresses challenges associated with design and verification of electro-mechanical systems. Volcano™, our automotive networking product line, assists car manufacturers and their suppliers to design, analyze and validate the increasingly complex network-based control systems found in today’s automobiles.

Our Data Management Systems (DMS) applications address the systems design and manufacturing cycle by providing electronics systems designers with relevant design information from enterprise product lifecycle management and enterprise resource planning.

We offer a suite of products for companies developing embedded software for intelligent devices. Intelligent devices, such as mobile phones, contain a microprocessor, but their primary function is not computing. Our offerings in this area are real-time operating systems, middleware and associated development tools.

Testing today’s IC designs can be challenging. Our suite of integrated Design-for-Test (DFT) solutions helps alleviate these challenges. Our products are used to test a design’s logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, automatic test pattern generation (ATPG), logic and memory built-in self-test (BIST), and our patented TestKompress® product for Embedded Deterministic Test (EDTTM).

PLATFORMS

Our software products are available on UNIX, Windows and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms primarily from Hewlett-Packard Company, International Business Machines Corporation, Sun Microsystems, Inc. and leading personal computer suppliers. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS

Our marketing emphasizes a direct sales force and large corporate account penetration in the communications, computer, consumer electronics, semiconductor, military/aerospace, networking, multimedia and transportation industries. We license our products worldwide through our direct sales force, sales representatives and distributors. During the years ended December 31, 2006, 2005 and 2004, sales outside of the Americas accounted for 54%, 57% and 57% of total sales, respectively. We enter into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. See “Effects of Foreign Currency Fluctuations” for a discussion of the effect foreign currency fluctuation may have on our business and operating results.

No material portion of our business is dependent on a single customer. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be three to six months or longer. During the selling cycle our account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be “loaned” to customers for on-site evaluation. We generally ship our products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.

BACKLOG

Our backlog of firm orders was approximately $103.1 million on December 31, 2006 as compared to $86.7 million on December 31, 2005. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. We do not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a ratable basis over the twelve-month term of each contract. The December 31, 2006 backlog of orders is expected to ship before the end of our fiscal year ending January 31, 2008.

FISCAL YEAR CHANGE

We have changed our fiscal year end from December 31 to January 31. This change took effect following the completion of the year ended December 31, 2006. Our next fiscal year end will be the fiscal year ending January 31, 2008, which we will refer to as Fiscal Year 2008. As a result, we will report financial results for the one-month transition period ending January 31, 2007 in our Form 10-Q for the new first fiscal quarter ending April 30, 2007. We did not experience a significant amount of business activity or product shipment in January 2007 and we expect to report a loss for that period. The low level of business activity and product shipment resulted, in part, from the historical pattern of low levels of business activity in January, and also because we did not implement significant sales incentive compensation programs for that one-month period.

MANUFACTURING OPERATIONS

Our manufacturing operations primarily consist of reproduction of our software and documentation. In the Americas, manufacturing is substantially outsourced, with distribution to Western Hemisphere customers occurring primarily from Wilsonville, Oregon and, to a lesser extent, from San Jose, California. Our line of emulation products, which has a large hardware component, is manufactured in the United States and France on an outsourced basis. Mentor Graphics (Ireland) Limited manufactures, or contracts with third-parties to manufacture, our products and distributes these products to markets outside the Americas through our established sales channels.

PRODUCT DEVELOPMENT

Our research and development is focused on continued improvement of our existing products and the development of new products. During the years that ended December 31, 2006, 2005 and 2004, we expensed $227 million, $213 million and $202 million, respectively, related to product research and development. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the years that ended December 31, 2006, 2005 and 2004, we recorded purchased technology and in-process research and development charges from acquisitions of $8 million, $4 million and $14 million, respectively. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

We have a worldwide organization to meet our customers’ needs for software and hardware support. We offer support contracts providing software updates and support, as well as hardware support for emulation products. Most of our customers have entered into support contracts. We have won five Software Technical Assistance Recognition (STAR) Awards from the Software Support Professionals Association for superior service in the Complex Support category. This category acknowledges companies that consistently provide a superior level of support for software used in high-end applications in fields such as engineering science, telecommunications and other technical environments. Mentor Consulting, our professional services division, is comprised of a worldwide team of consulting professionals. The services provided to customers are concentrated around our products. In addition, Mentor Consulting provides methodology development and refinement services that help customers improve their product development process.

COMPETITION

The markets for our products are characterized by price competition, rapid technological advances in application software, operating systems and hardware, and by new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While our two principal competitors are large companies with extensive capital and marketing resources, we also compete with small companies with little capital but innovative ideas. Our principal competitors are Cadence Design Systems, Inc. and Synopsys, Inc.

We believe the main competitive factors affecting our business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company’s sales force, price, size of the installed base, level of customer support and professional services. We believe that we generally compete favorably in these areas. We can give no assurance, however, that we will have financial resources, marketing, distribution and service capability, depth of key personnel or technological knowledge to compete successfully in our markets.

EMPLOYEES

We employed approximately 4,230 people full time as of December 31, 2006. Our success will depend in part on our ability to attract and retain employees. None of our U.S. employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.

PATENTS AND LICENSES

We regard our products as proprietary and protect our products in a variety of ways.

We hold approximately 300 patents on various technologies. While we believe the patent applications we have pending relate to patentable technology, there can be no assurance that any patent will be issued or that any patent can be successfully defended. We believe that patents are becoming increasingly important in the EDA industry.

To protect our proprietary rights in our products, we also rely on contractual and technical safeguards, and on trademark, copyright and trade secret laws. We typically include restrictions on disclosure, use and transferability in our agreements with customers and other parties.

Some of our products include software or other intellectual property licensed from other parties. We also license software from other parties for internal use. We may have to seek new licenses or renew these licenses in the future.

Item 1A.	Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2008” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2008”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. The following discussion highlights factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States and international economies may materially adversely impact us.

The United States and international economies are cyclical and experience periodic economic downturns, which may have a material adverse affect on our results of operations. Weakness in these economies may materially adversely impact the timing and receipt of orders for our products and our results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services.

We are subject to the cyclical nature of the integrated circuit and electronics systems industries and any future downturns may materially adversely impact us.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns can cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

We currently compete primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. We also compete with numerous smaller companies. We also compete with manufacturers of electronic devices that have developed, or have the capability to develop, their own EDA products internally.

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

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable terms.

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

Our revenues are also affected by the mix of licenses entered into where we recognize software product revenues as payments become due and payable, on a cash basis, or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition would result in increased deferral of software product revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

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

The accounting rules governing software revenue recognition have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenues at the beginning of the license period. If this trend continues, new and revised standards and interpretations could materially adversely impact our ability to meet near-term revenue expectations.

The outcome of Internal Revenue Service and other tax authorities’ examinations could have a material adverse affect on us.

The Internal Revenue Service and tax authorities in countries where we do business regularly examine our tax returns. Significant judgment and estimates are required in determining the provision for income taxes and other tax liabilities. For example, our interim tax provision expense is based on our expectation of profit and loss by jurisdiction, and if the mix is different from our estimates our actual tax expense could be materially different. Our tax expense may also be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on term-based licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. We were issued Notices of Proposed Adjustments (NOPAs) in August 2006. See “Provision for Income Taxes” discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Forecasting our tax rate is complex and subject to uncertainty.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty as our tax position for each year combines: (a) the effects of a mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, (b) changes in valuation allowances on our deferred tax assets, (c) taxes, interest or penalties resulting from tax audits and (d) changes in the tax laws or the interpretation of such tax laws. In order to forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, our actual tax rate could be materially different than forecast.

Customer payment defaults could materially adversely impact us.

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If we no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change would have a material impact on our results.

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

The lengthy sales cycle for our products and services and delay in customer completion of projects, make the timing of our revenues difficult to predict.

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

The industry in which we compete is characterized by very strong leadership positions in specific segments of the EDA market. For example, one company may enjoy a large percentage of sales in the physical verification segment of the market while another will have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from niche areas in which we are the leader. Conversely, it is difficult for us to achieve significant profits in niche areas where other companies are the leaders. If for any reason we lose our leadership position in a niche, we could be materially adversely impacted.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have a material adverse impact on us.

Because our common stock is publicly traded on the NASDAQ Stock Market, we are subject to rules and regulations issued by a number of governmental and self-regulated organizations, including the SEC, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations continue to evolve, making compliance difficult and uncertain. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations have required us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual reports. This effort has required, and continues to require, the commitment of significant financial and managerial resources. A failure to complete a favorable assessment and obtain an auditors’ attestation could have a material adverse impact on us.

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

The industry in which we compete has seen significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from ongoing business when integrating the acquired business;

•	the discovery after the acquisition has been completed of previously unknown liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	adverse impacts on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which we have limited experience.

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

A significant number of mergers in the semiconductor and electronics industries have occurred and more are likely. Mergers of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Mentor Graphics.

Risks of international operations and the effects of foreign currency fluctuations can materially adversely impact our business and operating results.

We obtain more than half of our revenues from customers outside the United States and we generate approximately one-third of our expenses outside the United States. Significant changes in exchange rates can have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting our intellectual property rights.

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

We generally commit to purchase component parts from suppliers based on sales forecasts of our emulation products. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them. Additionally, a delay in production of the components could materially adversely impact our operating results.

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

Some of our products include software or other intellectual property licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. Our inability to obtain software or other intellectual property licenses or rights from third parties on favorable terms could materially adversely impact us.

Future litigation may materially adversely impact us.

Future litigation may result in monetary damages, injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely impact us.

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

We have a substantial level of indebtedness. As of December 31, 2006, we had $257.0 million of outstanding indebtedness, which includes $49.8 million of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), $200 million of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) and $7.2 million in short-term borrowings. This level of indebtedness among other things could:

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

If we experience a decline in revenues due to any of the factors described in Part I, Item 1A. “Risk Factors,” we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own six buildings on 43 acres of land in Wilsonville, Oregon. We occupy approximately 405,000 square feet, in four of those buildings, as our corporate headquarters. We also own an additional 69 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site.

We lease additional space in San Jose, California; Longmont, Colorado; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Egypt, France, India, Pakistan, Poland and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2008.

Item 3.	Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relations matters.

We believe that the outcome of current litigation, individually and in the aggregate, will not have a material affect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders on November 29, 2006, the Company’s shareholders approved amendments to the Company’s 1982 Stock Option Plan (the “Plan”) to:

•	Reserve an additional 5,000,000 shares for issuance under the Plan;

•	Provide for the grant of restricted stock, restricted stock units and performance-based awards, in addition to options and stock appreciation rights under the Plan; and

•	Eliminate the language in the Plan authorizing grants of options in exchange for outstanding options.

Shareholders of records cast 39,096,684 in favor of the amendments and 25,714,851 against the amendments. No broker non-votes were recorded, but abstentions totaled 894,336.

Additional information regarding the Plan is contained in the Company’s Proxy Statement for the Special Meeting of Shareholders filed with the Securities and Exchange Commission on October 30, 2006, and supplemented on November 13, 2006.

EXECUTIVE OFFICERS OF REGISTRANT

The following are the executive officers of Mentor Graphics:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	60
Gregory K. Hinckley	President and Director	60
L. Don Maulsby	Senior Vice President, World Trade	55
Dean Freed	Vice President, General Counsel and Secretary	48
Robert Hum	Vice President and General Manager Design Verification and Test Division	54
Henry Potts	Vice President and General Manager System Design Division	60
Jue-Hsien Chern	Vice President and General Manager Deep Submicron Division	52
Joseph Sawicki	Vice President and General Manager Design-to-Silicon Division	46
Brian Derrick	Vice President, Corporate Marketing	43
Anthony B. Adrian	Vice President, Corporate Controller	64
Dennis Weldon	Director of Corporate Development and Investor Relations	59

The executive officers are elected by our Board of Directors at our annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. There are no family relationships among any Mentor Graphics executive officers or directors.

Dr. Rhines has served as Chairman of the Board and Chief Executive Officer since November 2000. Dr. Rhines served as our Director, President and Chief Executive Officer from October 1993 to October 2000. Dr. Rhines is currently a director of Cirrus Logic, Inc. and Triquint Semiconductor, Inc., both semiconductor manufacturers.

Mr. Hinckley has served as President since November 2000. Mr. Hinckley served as our Executive Vice President, Chief Operating Officer and Chief Financial Officer from January 1997 to October 2000. Mr. Hinckley is a director of Amkor Technology, Inc., an IC packaging, assembly and test services company, ArcSoft, Inc., a provider of multimedia software and firmware, and Intermec Inc., a provider of integrated systems solutions.

Mr. Maulsby has served as Senior Vice President, World Trade since October 1999. From June 1998 to October 1999, he was president of Tri-Tech and Associates, a manufacturer’s representative firm.

Mr. Freed has served as our Vice President, General Counsel and Secretary since July 1995.

Mr. Hum has served as Vice President and General Manager of the Design Verification and Test Division since 2002. From 1997 to 2002, Mr. Hum served as Chief Operating Officer and Vice President of Engineering of IKOS Systems, Inc., a hardware emulation company.

Mr. Potts has served as Vice President and General Manager of the Systems Design Division (SDD) since joining us in April 1999. From 1997 to 1998, Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company.

Dr. Chern has served as Vice President and General Manager of our Deep Submicron (DSM) Division since joining us in January 2000. Dr. Chern is a director of Cardiac Science Corporation, which manufactures diagnostic cardiology systems.

Mr. Sawicki has served as Vice President and General Manager of our Design-to-Silicon (D2S) Division since July 2003. From January 2002 to June 2003, he was General Manager of the Physical Verification (PVX) Division. From March 2000 to December 2001, Mr. Sawicki served as General Manager of our Calibre business unit. Mr. Sawicki has been with us for 16 years in various roles including applications engineering, sales and marketing and management.

Mr. Derrick has served as Vice President, Corporate Marketing since January 2002. From November 2000 to December 2001 he was Vice President and General Manager of our PVX Division. From March 1998 to November 2000, he was the Director of our Calibre and Velocity Strategic Business Unit. From January 1997 to March 1998, he was marketing manager for our Calibre Business Unit. Mr. Derrick has been with us since 1997. Mr. Derrick has served since 2006 as a director of M2000, Inc. an ASIC and FPGA emulation technology company.

Mr. Adrian has served as Vice President, Corporate Controller since joining us in January 1998.

Mr. Weldon has served as Director of Corporate Development and Investor Relations since October 2005. Mr. Weldon has also served as Treasurer, Vice President of Corporate Development and Investor Relations, and a number of other positions since joining us in 1988.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NASDAQ Stock Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our Common Stock, as reported by the NASDAQ Stock Market:

Quarter ended	March 31	June 30	September 30	December 31
2006
High	$12.16	$13.75	$15.17	$18.42
Low	$10.10	$10.50	$12.49	$13.94
2005
High	$15.35	$13.95	$11.19	$10.45
Low	$13.10	$8.64	$7.92	$7.85

As of December 31, 2006, we had 602 stockholders of record.

No dividends were paid in 2006 or 2005. Our credit facility prohibits the payment of dividends.

Item 6.	Selected Consolidated Financial Data

In thousands, except per share data and percentages

Year ended December 31,	2006	2005	2004	2003	2002
Statement of Operations Data
Total revenues	$791,583	$705,249	$710,956	$675,668	$596,179
Operating income (loss)	$50,261	$18,321	$39,175	$12,893	$(13,826)
Net income (loss)	$27,204	$5,807	$(20,550)	$7,933	$(14,314)
Gross margin percent	86%	84%	85%	83%	80%
Operating income (loss) as a percent of revenues	6%	3%	6%	2%	(2)%

Per Share Data
Net income (loss) per share – basic	$0.33	$0.07	$(0.28)	$0.12	$(0.22)
Net income (loss) per share – diluted	$0.33	$0.07	$(0.28)	$0.11	$(0.22)
Weighted average number of shares outstanding – basic	81,303	78,633	72,381	67,680	65,766
Weighted average number of shares outstanding – diluted	82,825	80,133	72,381	70,464	65,766

Balance Sheet Data
Cash, cash equivalents and investments, short-term	$129,857	$114,410	$94,287	$71,324	$38,826
Working capital (deficit)	$106,203	$118,348	$97,946	$87,943	$(4,755)
Property, plant and equipment, net	$86,100	$81,614	$91,224	$91,350	$90,259
Total assets	$1,126,239	$1,020,937	$1,012,635	$940,688	$804,848
Short-term borrowings	$7,181	$11,858	$9,632	$6,910	$17,670
Notes payable and other long-term liabilities	$264,164	$299,014	$303,081	$309,929	$196,960
Stockholders’ equity	$533,067	$448,140	$433,715	$374,366	$359,720

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages, per share data and number of employees

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Part I, Item 1A, “Risk Factors”.

OVERVIEW

THE COMPANY

We are a supplier of electronic design automation (EDA) systems — advanced computer software, emulation hardware systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military/aerospace and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development and professional service offices worldwide.

We are changing our fiscal year end from December 31 to January 31. Our next fiscal year end will be the fiscal year ending January 31, 2008, which we will refer to as Fiscal Year 2008. This change took effect following the completion of the year ended December 31, 2006, and as a result, we will report financial results for the one month transition period ending January 31, 2007 in our Form 10-Q for the new first fiscal quarter ending April 30, 2007. We did not experience a significant amount of business activity or product shipment in January 2007, and we expect to report a loss for that period. The low level of expected business activity and product shipment resulted in part from the historical pattern of low levels of business activity in January, and in part because we did not implement significant sales incentive compensation programs for that one month period.

BUSINESS ENVIRONMENT

Business during the year ended December 31, 2006 was very strong with broad growth in all product lines led by Integrated Circuit (IC) Design to Silicon and Scalable Verification. Total system and software bookings were up 34% for IC Design to Silicon and 34% for Scalable Verification as compared to the prior year. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the three months ended December 31, 2006, we experienced a 15% increase in system and software revenues year over year. With this growth in system and software revenues, we have experienced six consecutive quarters of period over period growth. For the year ended December 31, 2006, system and software revenues increased 19% from the year ended December 31, 2005. The ten largest customers for the fourth quarter of 2006 accounted for approximately 60% of total system and software bookings as compared to 52% in the fourth quarter of 2005. The ten largest customers for the full year 2006 accounted for approximately 37% of total system and software bookings as compared to 31% for the year ended December 31, 2005. The number of new customers during the three months and year ended December 31, 2006 was comparable to levels experienced during the three months and year ended December 31, 2005.

Scalable Verification product lines performed well for the year. For the year ended December 31, 2006 FPGA, analog mixed signal and formal verification saw bookings growth of 33%, 60% and 40%, respectively, compared to the year ended December 31, 2005. In IC Design to Silicon, the Calibre family of products had a strong year following a record second half of 2005. The Calibre family of products experienced an increase of 39% in system and software bookings over the year ended December 31, 2005.

We believe the fiscal year ending January 31, 2008 looks positive for us and for the EDA industry in general. We believe the renewals of our current fixed term customer contracts, which typically occur every three years, should benefit from the increased research and development spending of our customers compared to three years ago when research and development spending in electronics was depressed.

We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer’s needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Critical Accounting Policies – Revenue Recognition” for a description of the types of product licenses we sell. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2006 marked the sixth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. We believe this trend will continue in fiscal year 2008. Our customers continue to move toward the term license model, which provides them with greater flexibility for product usage, including the option to share products between multiple locations and reconfigure tool use at regular intervals from a fixed product list. As such, most of our customers have converted their existing installed base from perpetual to term licenses.

As a result of the ongoing shift from perpetual licenses to term licenses with upfront revenue recognition, which we view as a positive trend, we expect no significant impact to earnings, but a negative impact on cash flow and DSO, as term licenses are generally paid over time. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of our business is increased. This provides opportunity for increased distribution of products earlier in their lifecycles.

Product Developments

During the year ended December 31, 2006, we continued to execute our strategy of focusing on new problem areas encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges, generally choose the best products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the year ended December 31, 2006, we launched many new products, which are chronologically listed below:

First Quarter

•

In January, we launched Calibre OPCverifyTM. Used after the design has been corrected for optical and process effects, the tool simulates the design of the mask across the lithographic process window helping ensure there are no significant yield detractors before committing to create an expensive mask set.

•

In March, we extended our move into IC process variation management with Calibre LFDTM which permits designers to make tradeoffs to increase design resilience to process variation. Calibre MDPTM was also extended to offer a 45 nanometer (nm) process version to handle the greatly increased complexity of mask preparation for ICs at the 45nm process node. Calibre DFMTM technologies were also introduced into the common 65nm process platform.

Second Quarter

•	In April, we released XtremeAR, a PCB routing product that improves the routing time of large designs. This product allows improved designs by running more routing iterations during the design cycle.

•	In June, we launched Catapult SL, a new version of our ANSI C++ synthesis tool, which extends the tool from block level to multi-block sub-system design.

Third Quarter

•

In July, we launched Calibre DRC, part of the new Calibre nm Platform. Calibre DRC redefines the traditional design rule checking step to address IC design challenges at and below the 65nm process node.

•	In September, we announced the availability of the topology router, a tool that helps automate the layout of bus-system interconnect on a PCB.

Fourth Quarter

•	In October, we launched Capital® HarnessXCT, our next-generation harness design solution for electrical wire harness design and engineering in transportation platforms.

•	In November, we unveiled Calibre nmOPCTM, a third-generation optical proximity correction (OPC) tool for sub-65 nm process technologies.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Financial Performance for the year ended December 31, 2006

•

Total revenues were $791,583, a 12% increase over the year ended December 31, 2005, due to strength in all areas of business. Scalable Verification, paced by digital and analog mixed signal and formal verification led our growth. Revenue strength in IC Design to Silicon was due to growth in the Calibre family, while growth in Integrated System Design was from the PCB and FPGA design product lines.

•

System and software revenues were $486,832, a 19% increase over the year ended December 31, 2005 system and software revenues of $410,264. Product revenue split by license model was 60% term with upfront revenue recognition, 25% perpetual and 15% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to the year ended December 31, 2005 product revenue splits of 56% term with upfront revenue recognition, 30% perpetual and 14% term with ratable revenue recognition. Term product revenue with upfront revenue recognition increased 28% to $292,600, as compared to $228,900 in the year ended December 31, 2005.

•	Service and support revenues were $304,751, a 3% increase over the year ended December 31, 2005 service and support revenues of $294,985, primarily due to growth in the installed base.

•

By geography, year-over-year revenues increased 20% in the Americas, decreased 5% in Europe and increased 22% in Pacific Rim and 18% in Japan. The Americas contributed the largest share of revenues at nearly 46%, up from 43% for the year ended December 31, 2005. Europe’s share of revenues decreased to 26% in the year ended December 31, 2006 compared to 31% in the year ended December 31, 2005. Japan and Pacific Rim regions increased their percentage of total revenues to 15% and 13%, respectively, in the year ended December 31, 2006 as compared to 14% and 12%, respectively, in the year ended December 31, 2005.

•

Net income for the year ended December 31, 2006 was $27,204, compared to a net income of $5,807 in the year ended December 31, 2005. Improvement in earnings for the year resulted from growth in revenues during the year.

•

Trade accounts receivable, net increased to $263,126 at December 31, 2006, up 12% from $234,866 at December 31, 2005. Average days sales outstanding of 96 days at December 31, 2006 are consistent with December 31, 2005.

•

Cash generated from operating activities was $78,858 compared to $44,659 during the year ended December 31, 2005. At December 31, 2006, cash, cash equivalents and short-term investments were $129,857, up 14% from $114,410 at December 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, restructuring charges and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see Note 3 to our Consolidated Financial Statements.

Revenue Recognition

We report revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products and emulation hardware products. We primarily license our products using two different license types:

1. Term licenses – This license type is primarily used for software sales and provides the customer with a right to use a fixed list of software products for a specified time period, typically three years with payments spread over the license term, and do not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and reconfigure product usage from the fixed list of products at regular intervals during the license term. Product revenue from term license arrangements is generally recognized upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

2. Perpetual licenses – This license type is used for both software and emulation hardware sales and provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. Product revenue from perpetual license arrangements is generally recognized upon product delivery.

Service and support revenues — Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. We record professional service revenue as the services are provided to the customer. Support services revenue is recognized ratably over the support services term.

We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We determine whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1. Persuasive evidence of an arrangement exists – Generally, we use the customer signed contract as evidence of an arrangement for term licenses. For perpetual licenses, we use either a signed customer contract or a qualified customer purchase order as evidence of an arrangement. For professional service engagements, we may alternatively use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

2. Delivery has occurred – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We also will deliver the software on a compact disc where title is transferred to the customer upon shipment. Our software license agreements generally do not contain conditions for acceptance. With respect to emulation hardware, title is transferred to the customer upon shipment. We offer non-essential installation services for emulation hardware sales or the customer may elect to perform the installation without assistance from us. Our emulation hardware product agreements generally do not contain conditions for acceptance.

3. Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with extended installment terms without providing concessions on payments, products or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed and determinable, revenue is recognized as payments are received, which is also defined as due and payable.

4. Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, revenue is recognized as payments are received.

Vendor-specific objective evidence of fair value (VSOE) – Our VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for term and perpetual support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services are also based upon the price charged when the services are sold separately. VSOE for installation services for emulation hardware systems is established based upon prices charged where the services are sold separately.

Multiple element arrangements – For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, revenue would be deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

Valuation of Trade Accounts Receivable

We maintain allowances for doubtful accounts on trade accounts receivable and term receivables, long-term, for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, a specific reserve for bad debt is recorded to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. If circumstances related to specific customers change, estimates of the recoverability of receivables would be adjusted resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income or decrease goodwill in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance on such net deferred tax assets would be charged to expense in the period such determination was made.

Income Tax Reserves

We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We were issued Notices of Proposed Adjustments (NOPAs) in August 2006. See “Provision for Income Taxes” discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Goodwill, Intangible Assets and Long-Lived Assets

We review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator using a fair value approach. In the event that, in the future, it is determined that our goodwill, intangible or other long-lived assets have been impaired, an adjustment would be made that would result in a charge for the write-down in the period that determination was made.

Restructuring Charges

We have recorded restructuring charges within special charges in the consolidated statements of operations in connection with our plans to better align the cost structure with projected operations in the future. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record liabilities for costs associated with exit or disposal activities when the liability is incurred.

We have recorded restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional special charges will be recognized. If the actual cost is less than the estimated cost, a benefit to special charges will be recognized.

We have also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained, of abandoned office space and to write off leasehold improvements on abandoned office space. We work with external real estate experts in each of the markets where properties are located to obtain assumptions used to determine a reasonable estimate of the net loss. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate market. If the real estate markets worsen and we are not able to sublease the properties as expected, additional adjustments may be required, which would result in additional special charges in the period such determination was made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(revised 2004), “Share-Based Payment” (SFAS 123(R). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation transaction using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and generally requires instead that such transactions be accounted for using a fair-value based method. Accordingly, we measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the modified prospective method. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made.

RECENT ACQUISITIONS

In December 2006, we acquired 100% of the shares of SpiraTech Limited, a privately held software development company based in Manchester, England that provides technology, tools and intellectual property that allow customers to improve their Functional Verification Flows by introducing the next generation abstraction above register transfer level (RTL). The total purchase price including acquisition costs was $8,601. The excess of liabilities assumed over tangible assets acquired was $269. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $1,700, goodwill of $4,526, technology of $1,000, other identified intangible assets of $1,410, and net deferred tax assets of $234. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in our consolidated financial statements from the date of acquisition forward.

In October 2006, we acquired 100% of the shares of Next Device Limited, a privately held software development company based in Runcorn, England that provides software tools and embedded software that enables enhanced user interfaces that can be updated over wireless networks. These software products will be made interoperable with existing embedded offerings, but licensed separately. The total purchase price including acquisition costs was $2,598. The excess of liabilities assumed over tangible assets acquired was $1,215. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $2,809, technology of $150, other identified intangible assets of $290, and net deferred tax assets of $284. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in our consolidated financial statements from the date of acquisition forward.

In October 2006, we acquired the technology of Summit Design, Inc., a privately held EDA company headquartered in Los Altos, California with the majority of its development performed in Israel. Summit Design, Inc. provides hardware description language (HDL) designers with a path to electronic system-level (ESL) and bridges the RTL and ESL flows. The total purchase price including acquisition costs was $9,529. The excess of tangible assets acquired over liabilities assumed was $73. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $6,176, technology of $1,600, and other identified intangible assets of $1,400. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in our consolidated financial statements from the date of acquisition forward.

In August 2006, we acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization and quality analysis functionality. We are integrating the acquired technology into our system design division product offerings. The total purchase price including acquisition costs was $4,740. The excess of liabilities assumed over tangible assets acquired was $84. The Company recorded an earn-out amount based on related revenues derived from Router Solutions, Inc. products and technologies of $169 for the year ended December 31, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,033, technology of $1,360, and other identified intangible assets of $1,600. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in our consolidated financial statements from the date of acquisition forward.

In January 2006, we acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. We are integrating the acquired technology into our analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The Company recorded an earn-out amount based on related revenues derived from EverCAD Corporation products and technologies of $512 for the year ended December 31, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,624, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets is being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in our consolidated financial statements from the date of acquisition forward.

We used an independent third party valuation firm to assist us in determining the allocation of the purchase price of these acquisitions.

RESULTS OF OPERATIONS

Revenues and Gross Margins

Year ended December 31,	2006	Change	2005	Change	2004
System and software revenues	$486,832	19%	$410,264	(3%)	$422,672
System and software gross margins	$455,492	20%	$380,591	(4%)	$395,409
Gross margin percent	94%		93%		94%
Service and support revenues	$304,751	3%	$294,985	2%	$288,284
Service and support gross margins	$221,346	3%	$213,946	3%	$207,990
Gross margin percent	73%		73%		72%
Total revenues	$791,583	12%	$705,249	(1%)	$710,956
Total gross margins	$676,838	14%	$594,537	(1%)	$603,399
Gross margin percent	86%		84%		85%

System and Software Revenues

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues were higher for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increases in the following areas: (i) Scalable Verification, lead by our ModelSim product line; (ii) Integrated Systems, lead by our PCB line; (iii) Design to Silicon, lead by our Calibre product line; and (iv) New and Emerging Markets, lead by our embedded systems division. These gains were partially offset by unfavorable currency impacts of approximately 1% due primarily to the strengthening of the US dollar against the Japanese yen during the year ended December 31, 2006 from the year ended December 31, 2005, as more fully described under “Geographic Revenues Information” below.

System and software revenues were lower for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to a decrease in Scalable Verification revenues concentrated in the ModelSim and Analog/Mixed Signal product lines, driven largely by a very strong comparable period in the year ended December 31, 2004. These decreases were partially offset by strength in IC Design to Silicon’s Calibre product line as well as improvement in New and Emerging Markets from our TestKompress, Automotive, Catapult C and Design Data Management product lines.

During the year ended December 31, 2006, system and software bookings exceeded system and software revenues. Accordingly, our backlog of firm orders increased from $86,700 at December 31, 2005 to $103,100 at December 31, 2006.

System and software gross margin percentage was higher for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to increased revenues, without a corresponding increase in costs. The write-down of emulation hardware systems inventory was $1,907 in the year ended December 31, 2006 compared to $3,174 in the year ended December 31, 2005. These reserves reduced inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $3,968 was sold during the year ended December 31, 2006, compared to $4,652 for the year ended December 31, 2005.

System and software gross margins were lower for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to lower margin sales on older emulation hardware products. In addition, gross margin was impacted by write-downs of emulation hardware systems inventory of $3,174 in the year ended December 31, 2005 compared to $2,035 in the year ended December 31, 2004. These reserves reduced inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $4,652 was sold during the year ended December 31, 2005, compared to $5,081 in the year ended December 31, 2004.

Amortization of purchased technology costs to system and software cost of revenues was $13,270, $11,639 and $10,624 for the years ended December 31, 2006, 2005 and 2004, respectively. Purchased technology costs are amortized over two to five years to system and software cost of revenues. The increase in amortization in the year ended December 31, 2006 was primarily attributable to four technology acquisitions during the last twelve months, a full year of amortization related to three technology acquisitions completed during the year ended December 31, 2005, one technology acquisition completed in the year ended December 31, 2004, and the initiation of amortization of two purchased technology assets, offset by the complete amortization of purchased technology related to four acquisitions completed in year ended December 31, 2003.

The increase in amortization in the year ended December 31, 2005 was primarily attributable to a partial year of amortization related to three technology acquisitions during the year ended December 31, 2005, and a full year of amortization related to six technology acquisitions during the year ended December 31, 2004, offset by complete amortization of one technology acquisition in the year ended December 31, 1999.

Exclusive of future acquisitions, amortization of purchased technology will decrease in fiscal year 2008 primarily as a result of the complete amortization of purchased technology related to one technology acquisition during the year ended December 31, 2005, two technology acquisitions during the year ended December 31, 2004, and three technology acquisitions completed during the year ended December 31, 2002, partially offset by a full year of amortization related to three technology acquisitions during the year ended December 31, 2006, and the initiation of amortization of one technology acquisition completed during the year ended December 31, 2004.

Service and Support Revenues

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily attributed to growth in our installed base. This increase was partially offset by unfavorable currency impacts of approximately 1% due primarily to the strengthening of the US dollar against the Japanese yen during the year ended December 31, 2006 from the year ended December 31, 2005, as more fully described under “Geographic Revenues Information” below.

Service and support revenues increased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to the growth in the installed base of customers under support contracts.

Professional service revenues totaled approximately $30,000, $29,000 and $28,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

The service and support gross margin percentage remained flat for the year ended December 31, 2006, which was primarily due to strong growth in support revenue and corresponding increases in support cost of goods sold. Service and support gross margin for the year ended December 31, 2006 includes $942 for stock-based compensation expense resulting from the application of SFAS 123(R), beginning in January 2006.

Service and support gross margins increased in the year ended December 31, 2005 primarily due to a change in mix to an increased percentage of higher margin software support revenue as compared to emulation support revenue.

Geographic Revenues Information

Revenue by Geography

Year ended December 31,	2006	Change	2005	Change	2004
Americas	$364,088	20%	$304,554	(1)%	$306,911
Europe	204,364	(5)%	215,047	8%	199,417
Japan	117,517	18%	99,301	(24)%	131,107
Pacific Rim	105,614	22%	86,347	17%	73,521

Total	$791,583		$705,249		$710,956

Revenue by Geography as a Percent of Total Revenue

Year ended December 31,	2006	2005	2004
Americas	46%	43%	43%
Europe	26%	31%	28%
Japan	15%	14%	19%
Pacific Rim	13%	12%	10%

Total	100%	100%	100%

Revenues increased in the Americas in the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of increased software product revenues, emulation product revenues, and support revenues. Revenues decreased slightly in the Americas in the year ended December 31, 2005 compared to the year ended December 31, 2004, due to lower intellectual property product and emulation hardware system revenues along with lower emulation support revenues.

Revenues outside the Americas represented 54%, 57% and 57% of total revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Most large European revenue contracts are denominated and paid to us in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar negatively impacted European revenues by less than 1% for the year ended December 31, 2006 and positively impacted European revenues by approximately 3% in the year ended December 31, 2005. Exclusive of currency effects, lower European revenues in the year ended December 31, 2006 were primarily a result of decreased software product revenues and decreased emulation product revenues. Higher revenues in Europe for the year ended December 31, 2005 were primarily a result of higher software product revenues partially offset by lower emulation revenues.

The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 6% in the year ended December 31, 2006 and were minimal in the year ended December 31, 2005. Exclusive of currency effects, higher Japanese revenues in the year ended December 31, 2006 compared to the year ended December 31, 2005, were primarily a result of improved software product revenues offset by declining emulation revenues, support revenues, and consulting revenues. Lower revenues in Japan for the year ended December 31, 2005 compared to the year ended December 31, 2004, were primarily a result of lower software product and support revenues.

Revenues increased in Pacific Rim in the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of higher software product revenues and support revenues. Revenues increased in the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of higher software product and support revenues.

We generate approximately half of our revenues outside of the United States and expect this to continue in the future. Revenue results will continue to be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

Year ended December 31,	2006	Change	2005	Change	2004
Research and development	$227,161	7%	$212,676	5%	$202,289
Marketing and selling	292,863	7%	274,946	3%	267,181
General and administration	92,302	20%	76,834	3%	74,255
Amortization of intangible assets	4,664	10%	4,233	18%	3,586
Special charges	7,147	5%	6,777	(26)%	9,213
In-process research and development	2,440	225%	750	(90)%	7,700

Total operating expenses	$626,577	9%	$576,216	2%	$564,224

Research and Development

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, the increase in research and development costs is primarily due to (i) higher variable compensation as a result of improved financial results, (ii) the year-over year effect of annual salary increases, (iii) expensing of stock-based compensation as required under SFAS 123(R) beginning January 2006 of $5,940, (iv) increased benefit costs associated with higher employee compensation, and (v) increased headcount in Design to Silicon, Integrated Systems, and Scalable Verification, due to acquisitions in the year ended December 31, 2006 and the second half of the year ended December 31, 2005.

For the year ended December 31, 2005 compared to the year ended December 31, 2004, the increase in research and development costs was primarily due to increased headcount in Design to Silicon, Integrated Systems, and Scalable Verification, due to acquisitions in the year ended December 31, 2005 and the second half of the year ended December 31, 2004. These headcount increases were partially offset by headcount reductions in the intellectual property division and the emulation division. Additionally, the increase in the year ended December 31, 2005 was due to a $4,750 charge in the second quarter for a purchase of technology that had not reached technological feasibility.

Marketing and Selling

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in marketing and selling costs was primarily attributable to (i) higher variable compensation, (ii) the year-over year effect of annual salary increases, (iii) expensing of stock-based compensation as required under SFAS 123(R) beginning January 2006 of $4,791, (iv) increased headcount, and (v) increased benefit costs associated with higher employee compensation.

For the year ended December 31, 2005 compared to the year ended December 31, 2004, the increase in marketing and selling costs was primarily attributable to the year over year effect of annual salary increases and increased headcount.

General and Administration

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in general and administration costs was primarily attributable to (i) higher variable compensation, (ii) the year-over year effect of annual salary increases, (iii) expensing of stock-based compensation as required under SFAS 123(R) beginning January 2006 of $1,924, (iv) increased consulting and professional service costs, and (v) increased benefit costs associated with higher employee compensation.

For the year ended December 31, 2005 compared to the year ended December 31, 2004, the increase in general and administration costs was primarily due to an increase in total salaries and benefits.

Amortization of Intangible Assets

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in amortization of intangible assets was primarily attributable to amortization of certain intangible assets acquired through acquisitions in the year ended December 31, 2006, a full year of amortization of certain intangible assets acquired through acquisitions in the year ended December 31, 2005, offset by complete amortization of certain intangible assets acquired through acquisitions from the years ending December 31, 2004 and December 31, 2005. For the year ended December 31, 2005 compared to the year ended December 31, 2004, the increase in amortization of intangible assets was primarily attributable to two quarters of amortization of certain intangible assets acquired through acquisitions in the year ended December 31, 2005 and a full year of amortization of certain intangible assets acquired through acquisitions in the year ended December 31, 2004, offset by complete amortization of certain intangible assets acquired through acquisitions in the year ended December 31, 2002. Exclusive of future acquisitions, amortization of intangible assets is expected to increase as the result of a full year of amortization for intangible assets acquired through four acquisitions in the fiscal year ended December 31, 2006 offset by complete amortization of certain intangible assets acquired in one acquisition in the year ended December 31, 2005, one acquisition in the year ended December 31, 2004, and three acquisitions in the year ended December 31, 2002,

Special Charges

Year ended December 31,	2006	2005	2004
Excess leased facility costs	$886	$1,184	$1,946
Employee severance	4,407	5,156	5,655
Terminated acquisitions	299	133	—
Other	1,555	304	1,612

Total special charges	$7,147	$6,777	$9,213

During the year ended December 31, 2006, we recorded special charges of $7,147. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Excess leased facility costs of $886 in the year ended December 31, 2006, primarily includes $1,225 of non-cancelable lease payments, net of sublease income related to the abandonment of two facilities in Europe. Non-cancelable lease payments for the excess leased facility space will be paid over three and eleven years. We also recorded $52 of net costs related to the restoration of two facilities in Europe. Excess leased facility costs were offset by $391 for the reoccupation of a previously abandoned facility in North America.

We rebalanced our workforce by 90 employees during the year ended December 31, 2006. The reduction impacted several employee groups. Employee severance costs of $4,407 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid in 2006 and we expect to pay the remainder in our fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

During the year ended December 31, 2006, we recorded $299 in special charges for terminated acquisitions which were no longer considered to be viable.

Other special charges for the year ended December 31, 2006 of $1,555, included a loss of $593 for the write-off of intangible assets due to the discontinuation in November 2006 of a product line acquired in June 2005, a loss of $715 for the disposal of property and equipment related to the discontinuation of an intellectual property line, a loss of $171 for the disposal of property and equipment related to a facility closure in Europe, and $76 for other costs.

Included throughout the above special charges for the year ended December 31, 2006, are costs of $1,700 incurred as a result of actions related to the discontinuation of one of our intellectual property product lines. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $715 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

During the year ended December 31, 2005, we recorded special charges of $6,777. These charges primarily consisted of costs incurred for employee terminations and are due to our reallocation or reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Special charges in the year ended December 31, 2005 included costs incurred related to the discontinuation of one of our intellectual property product lines in the fourth quarter of the year ended December 31, 2005. The total costs recorded in 2005 for this product line discontinuation were $2,290, which included (i) $1,151 of severance benefits, notice pay, and outplacement services related to the rebalance of 27 employees, (ii) $936 for the abandonment of excess leased facility space as more fully described below, and (iii) $203 for other costs related to the discontinued product line.

We recorded excess leased facility costs of $1,734 in the year ended December 31, 2005, including $936 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe in connection with the discontinuation of a product line, as described above. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. In addition, we recorded costs of $642 for non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in North America. Non-cancelable lease payments on excess leased facility space in North America will be paid over four years. In addition, we recorded $156 in costs related to the restoration of a previously abandoned facility in Europe.

In addition, during the year ended December 31, 2005 we recorded a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which has been sublet at a higher rate than the previously expected sublease income.

In addition to the rebalance of employees related to the discontinuation of a product line as described above, we rebalanced our workforce by 89 employees during the year ended December 31, 2005. The reduction impacted several employee groups. Employee severance costs of $4,005 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately half of these costs were paid during the year ended December 31, 2005, while the remainder of these costs was paid in the first half of the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Other costs in 2005 of $234 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in the year ended December 31, 1999, terminated acquisitions costs, and other costs incurred to restructure the organization.

During 2004, we recorded special charges of $9,213. The charges primarily consisted of costs incurred for employee terminations and excess leased facility costs.

We rebalanced our workforce by 118 employees during the year ended December 31, 2004. This reduction primarily impacted the sales and research and development divisions. Employee severance costs of $5,655 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were paid in the first half of 2005. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,946 in the year ended December 31, 2004 included $1,229 in adjustments to previously recorded non-cancelable lease payments primarily for the lease of one facility in North America. These adjustments were primarily a result of reductions to the estimated expected sublease income due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be paid over six years. We also recorded a $758 write-off of leasehold improvements for a facility lease in North America that was permanently abandoned. In addition, we reversed $41 related to the decision to utilize space that was previously abandoned for the lease of one facility in North America.

We acquired a defined benefit pension plan liability (Plan) in connection with an acquisition in the year ended December 31, 1999. We made the Plan dormant immediately after the acquisition, and then began the process to sever any ongoing obligation to the Plan. During this process, in the year ended December 31, 2004, a legally-mandated actuarial evaluation was performed which indicated that the Plan needed additional funding related to services rendered prior to the acquisition for which we received no benefit. We recorded special charges of $1,237 in the year ended December 31, 2004 when this liability was determined.

Other costs in the year ended December 31, 2004 of $590 included costs incurred to restructure the organization other than employee rebalances and excess leased facility costs. In addition, in 2004 we reversed $215 of the remaining accrual related to the emulation litigation settlement with Cadence Design Systems, Inc.

In-process Research and Development

Year ended December 31,	2006	Change	2005	Change	2004
In-process research and development	$2,440	225%	$750	(90)%	$7,700

We incurred charges for in-process research and development (R&D) related to five, four and five acquisitions during the years ended December 31, 2006, 2005 and 2004, respectively.

We use an independent third party valuation firm to assist us in determining the value of the in-process R&D acquired in our business acquisitions. The value assigned to in-process R&D for the charges incurred in the years ended December 31, 2006, 2005 and 2004 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

Other Income, Net

Year ended December 31,	2006	2005	2004
Interest income	$23,276	$14,332	$8,159
Loss on sale of accounts receivable	(4,661)	(1,576)	(24)
Gain on sale of investments and property	895	1,757	1,403
(Loss) gain on hedge ineffectiveness	(1,113)	3,150	—
Foreign exchange (loss) gain	(354)	143	(499)
Other, net	(836)	(913)	(675)

Other income, net	$17,207	$16,893	$8,364

Interest income includes amortization of the interest component of our term license installment agreements of $14,853, $9,652 and $5,937 in 2006, 2005 and 2004, respectively. The increase in interest income related to term license installment agreements was primarily attributable to (i) the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods, and (ii) the acceleration of interest income associated with the sale of trade and term receivables. In addition, we recorded income relating to the time value of foreign currency contracts of $2,659, $2,251 and $1,116 in 2006, 2005 and 2004, respectively. Interest income also includes interest earned on our cash, cash equivalents, and short-term investments of $5,764, $2,429 and $1,106 in 2006, 2005 and 2004, respectively.

The increase in the loss on sale of accounts receivable is the result of an increase in the sale of qualifying accounts receivable balances to certain financing institutions on a non-recourse basis. During the years ended December 31, 2006, 2005 and 2004, we sold trade receivables in the amounts of $29,144 , $27,719 and $5,017, respectively, and term receivables in the amounts of $31,368 , $10,821 and $0, respectively.

Other income was favorably impacted by a net gain on the sale of investments of $895 and $800 for the years ended December 31, 2006 and 2005, respectively, and a net gain on sale of a building of $957 in the year ended December 31, 2005.

During the year ended December 31, 2006, we recognized a loss on hedge ineffectiveness of $1,113. A loss of $67 resulted from ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS133). A loss of $1,046 was recognized in the first quarter related to derivative instruments that did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133.

In addition, we recognized a gain on hedge ineffectiveness of $1,570 during the year ended December 31, 2005 because it was probable that a portion of the original forecasted transactions would not occur. We also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, we determined that certain of our remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133, resulting in the instruments being marked to market through the Consolidated Statement of Operations and a net unrealized gain of $1,671 for the year ended December 31, 2005.

Other income, net was impacted by a foreign currency loss of $354 in the year ended December 31, 2006 as compared to a foreign currency gain of $143 in the year ended December 31, 2005 and a foreign currency loss of $499 in the year ended December 31, 2004 due to fluctuations in currency rates.

Interest Expense

Year ended December 31,	2006	Change	2005	Change	2004
Interest expense	$29,560	35%	$21,920	18%	$18,595

The increase in interest expense is due largely to the net effect of financing transactions, including the issuance of the 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in March 2006, the retirement of the 6 7/8% Convertible Subordinated Notes due 2007 (Notes) in March 2006, and the retirement of portions of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) throughout the year, as more fully described in “Liquidity and Capital Resources” below. Amounts recorded as interest expense related to these financing transactions include $4,716 for the call premium on the Notes partially offset by repurchase discounts, net of premiums, of $202 on the Floating Rate Debentures in the year ended December 31, 2006. In addition, we recorded a charge of $2,711 in the year ended December 31, 2006 for the write-off of unamortized deferred debt issuance costs related to the Notes and Floating Rate Debentures. The increase in interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 also included an increase of $692 in debt interest expense due primarily to interest on the 6.25% Debentures and to higher average interest rates on the Floating Rate Debentures. We also recorded interest expense relating to the time value of foreign currency contracts of $2,163 for the year ended December 31, 2006 and $1,705 for the year ended December 31, 2005.

Effects of Foreign Currency Fluctuations

More than half of our revenues and approximately one-third of our expenses were generated outside of the United States in the year ended December 31, 2006. For the years ended December 31, 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the United States dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are 5% below current market rates. As a result, any unfavorable currency movements below the original market rates and above the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on our overall results of operations.

We discontinued certain hedges of Japanese yen revenues during the year ended December 31, 2005 because it was probable that a portion of the original forecasted transactions would not occur. As a result, we recognized a gain on hedge ineffectiveness of $1,570. We also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, we determined that certain of our remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133 resulting in the instruments being marked to market through the Consolidated Statement of Operations as a net realized loss of $1,046 for the year ended December 31, 2006 and a net unrealized gain of $1,671 for the year ended December 31, 2005.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the stockholders’ equity section of the consolidated balance sheets, increased to $28,817 at December 31, 2006 from $21,324 at December 31, 2005. This reflects the increase in the value of net assets denominated in foreign currencies as a result of the weakening of the United States dollar since December 31, 2005.

Provision for Income Taxes

Year ended December 31,	2006	Change	2005	Change	2004
Provision for income taxes	$10,704	43%	$7,487	(85)%	$49,494

In the year ended December 31, 2006, our book income before income taxes of $37,908 consisted of $4,280 of pre-tax loss in the United States and $42,188 of foreign pre-tax income. Generally, the provision for income taxes is the result of income tax imposed on the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes primarily in certain foreign jurisdictions, and changes in tax reserves. Deferred tax assets consist of net operating loss carryforwards in several tax jurisdictions, including the United States, credit carryovers and timing differences between book and tax income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.

The provision for income taxes for the year ended December 31, 2006 at a 28 percent effective tax rate differs from tax computed at the federal statutory rate primarily due to (i) the benefit of lower tax rates on earnings of foreign subsidiaries offset in part by (ii) an increase in foreign tax reserves, (iii) withholding taxes primarily in certain foreign jurisdictions, and (iv) nondeductible incentive stock option, employee stock purchase plan and other executive compensation expense.

We have not provided for United States income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the United States. At December 31, 2006, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $198,000. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends in the years ended December 31, 2004 and 2005 from controlled foreign corporations. We decided not to repatriate foreign earnings pursuant to the Act and accordingly, we have not adjusted our tax expense or liability to reflect any repatriation under the Act.

In the year ended December 31, 2004, we declared a $120,000 dividend from a foreign subsidiary for which the provisions of the American Jobs Creation Act of 2004 did not apply. We incurred related tax expense of $36,650, net of associated foreign tax credits. Because we had sufficient net operating loss and tax credit carryforwards to offset the tax liability for tax purposes, we incurred a federal cash tax liability of approximately $2,200 for alternative minimum tax and a state cash tax liability of approximately $200 as a result of the dividend.

As of December 31, 2006, for federal income tax purposes, we had net operating loss carryforwards of approximately $43,962, foreign tax credits of $3,177, research and experimentation credit carryforwards of $21,530, alternative minimum tax credits of $4,010 and child care credits of $600. As of December 31, 2006, for state income tax purposes, we had net operating loss carryforwards totaling $77,888 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $ 3,892. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If not used by us to reduce United States taxable income in future periods, portions of the net operating loss carryforwards will expire in 2007 through 2026, the foreign tax credits will expire in 2007 through 2015, research and experimentation credit carryforwards will expire between 2015 through 2026 and child care credits will expire between 2023 and 2026. The alternative minimum tax credits do not expire. As of December 31, 2006, we have net operating losses in multiple foreign jurisdictions of $27,046. In general, the net operating losses for these foreign jurisdictions can be carried forward indefinitely.

In the year ended December 31, 2006, we transferred certain technology and other rights acquired from various acquisitions, including Next Device Limited and SpiraTech Limited, in intercompany transactions that resulted in approximately $5,855 of taxable gain for federal and state income tax purposes, resulting in $597 of tax expense after the application of favorable tax attributes. Due to the intercompany nature of the transfers, this tax expense was capitalized as a deferred charge and will be amortized over a three year period including portions of four fiscal years. The amortization of this deferred charge for the year ended December 31, 2006 was $41.

In the year ended December 31, 2002 we transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of our wholly owned foreign subsidiaries in a transaction that ultimately generated approximately $65,000 of taxable gain for federal and state income tax purposes, resulting in $14,305 in tax expense after the application of favorable tax attributes. Due to the intercompany nature of the transfer, this tax expense was capitalized as a deferred charge and amortized over a three year period including portions of four fiscal years. The amortization of this deferred charge for the years ended December 31, 2005, 2004, 2003 and 2002 was $1,402, $3,060, $3,060, and $6,783, respectively. There was no remaining balance of the deferred tax charge as of December 31, 2005.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not.

In the year ended December 31, 2004, we determined it was uncertain whether our United States entities would generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances in the years ended December 31, 2006, 2005 and 2004 against the portion of those deferred tax assets for which realization is uncertain. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. and 0-In Design Automation, Inc., for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

We had net deferred tax assets of $33,496 at December 31, 2006, an increase of $2,390 over the December 31, 2005 balance of $31,106. This increase was the result of a current year net increase in deferred tax assets and liabilities of $7,515 and an increase in the valuation allowance of $5,125. The net increase in gross deferred tax assets and liabilities primarily relates to an increase in accrued expenses and tax credit carryforwards offset in part by a decrease in the net operating loss carryforwards. The increase in the valuation allowance primarily resulted from an increase in federal research tax credits for which realization is uncertain, offset in part by a decrease in the foreign valuation allowances and an increase in deferred liabilities related to acquired purchase technology.

Our deferred tax assets as of December 31, 2006 and December 31, 2005 have been reduced to reflect the adoption of SFAS 123(R). Post adoption of SFAS 123(R), net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets; if and when such net operating loss carryforwards are utilized, stockholders’ equity will be increased. For presentation purposes we are also electing to exclude the historic deferred tax assets related to the excess tax benefits from stock option exercises. Deferred tax assets related to net operating losses and tax credit carryforwards have been reduced by $18,861 and $13,646 as of December 31, 2006 and December 31, 2005, respectively. As the deferred tax assets created by equity compensation are fully offset with valuation allowances, there were no changes to our deferred tax provision for any years presented.

We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions we have taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

We are subject to income taxes in the United States and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently under examination in various jurisdictions, including the United States, Germany and the United Kingdom. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the United States by the IRS pertains to our 2004, 2003 and 2002 tax years. In August 2006, the IRS issued several Notices of Proposed Adjustments (NOPAs) to us in which adjustments were proposed totaling $150,860 of additional taxable income for the three years. The proposed adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We believe our positions have strong merit and we continue to dispute the proposed adjustment with the examination team. We anticipate it will be necessary to elevate this matter within the IRS to appeals. We will continue to review new developments and the associated tax provision implications on an ongoing basis.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP No. EITF 00-19-2). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The FSP is effective for our fiscal year 2007. We will continue to monitor the effects, if any, that FSP No. EITF 00-19-2 may have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not anticipate that the adoption of SFAS 157 will have a material impact upon our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted SAB 108 as of December 31, 2006.

In July 2006, the FASB issued Interpretation 48, “Accounting for Income Tax Uncertainties – an interpretation of FASB Statement No. 109” (FIN 48), which provides guidance on the accounting for uncertain tax positions. FIN 48 defines the threshold for recognizing the benefits of tax positions taken or expected to be taken on a tax return in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. Our current policy is to present the Consolidated Statement of Operations net of taxes collected from customers. We do not expect the adoption of EITF 06-3 to result in a change to our accounting policy or have an effect on our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31,	2006	2005
Current assets	$435,211	$392,131
Cash, cash equivalents and short-term investments	$129,857	$114,410
Cash provided by operating activities	$78,858	$44,659
Cash used in investing activities, excluding short-term investments	$(57,974)	$(42,296)
Cash (used in) provided by financing activities	$(6,613)	$18,918

Cash, Cash Equivalents and Short-Term Investments

Total cash, cash equivalents and short-term investments at December 31, 2006 increased by $15,447, or 14%, from December 31, 2005. The increase in cash flows from operating activities was primarily due to: (i) an increase in accounts payable and accrued liabilities in the year ended December 31, 2006 compared to a decrease in the year ended December 31, 2005, due in part to the change in payment schedule for incentive compensation and related benefits from quarterly in the year ended December 31, 2005 to annually in the year ended December 31, 2006 as more fully described under “Accrued Payroll and Related Liabilities” below, (ii) an increase in income before taxes from the year ended December 31, 2005, and (iii) non-cash stock-based compensation incurred in 2006, resulting from the adoption of SFAS 123(R) on January 1, 2006. The increase in cash flows from operating activities was partially offset by an increase in trade accounts receivable, and term receivables, both long and short-term, as more fully described under “Trade Accounts and Term Receivables” below.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the year ended December 31, 2006, we sold trade and term receivables in the amounts of $29,144 and $31,368, respectively, for net proceeds of $55,851. For the year ended December 31, 2005, we sold trade and term receivables in the amounts of $27,719 and $10,821 respectively, for net proceeds of $36,964. We continue to evaluate the economics of the sale of accounts receivable and do not have a set target for the sale of accounts receivables for fiscal year 2008.

Excluding short-term investments, cash used in investing activities in the year ended December 31, 2006 primarily consisted of cash paid for the acquisition of businesses and equity interests of $29,154, including payments of earnouts and transaction costs related to prior-year acquisitions of $2,564, and capital expenditures of $29,289. Cash used in investing activities in the year ended December 31, 2005 primarily consisted of cash paid for the acquisition of businesses of $26,281, including payments of holdbacks and transaction costs related to prior-year acquisitions of $2,462, and capital expenditures of $26,246, partially offset by net proceeds of $9,731 from the sale of a property.

Cash used in financing activities for the year ended December 31, 2006 primarily consisted of (i) cash provided by the issuance of $200,000 of 6.25% Convertible Subordinated Debentures due 2026 in a private offering for net proceeds of $194,250, (ii) cash used in the repurchase and retirement of $171,500 of our 6 7/8% Convertible Subordinated Notes due 2027 (6 7/8% Notes) and $60,150 of our Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), as more fully discussed below, and (iii) cash provided by common stock issuances of $34,898 for stock option exercises and stock purchased under our employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2005 included (i) net proceeds of $5,707 received in connection with the sale of future revenue streams of certain long-term customer support contracts to certain financial institutions, as more fully discussed in Note 10 “Short-term Borrowings” in Item 8, “Financial Statements and Supplementary Data”, offset by a net decrease of $2,909 in other short-term borrowings, and (ii) cash provided by common stock issuances of $18,477 for stock option exercises and stock purchased under our employee stock purchase plan.

Trade Accounts and Term Receivables

As of December 31,	2006	2005
Trade Accounts Receivable, net	$263,126	$234,866

Term receivables, long-term	$162,157	$131,676
Average days sales outstanding in short-term receivables	96 days	96 days
Average days sales outstanding in trade accounts receivable	43 days	41 days

Trade Accounts Receivable, Net

Trade accounts receivable, net increased to $263,126 at December 31, 2006 from $234,866 at December 31, 2005. Excluding the current portion of term receivables of $146,123 and $133,273, average days sales outstanding were 43 days and 41 days at December 31, 2006 and 2005, respectively. Average days sales outstanding in total accounts receivable of 96 days remained consistent from 2006 to 2005. The consistency in total accounts receivable days sales outstanding was primarily due to an increase in revenue in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 and the sale of $6,290 of short-term accounts receivable to a financing institution on a non-recourse basis during the fourth quarter of 2006, as compared to $12,645 of short-term accounts receivable sold during the fourth quarter of 2005. In quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. As a result, if our mix of contracts were to shift to a higher percentage of term contracts, average days sales outstanding would be expected to increase.

Term Receivables, Long-Term

Term receivables, long-term increased to $162,157 at December 31, 2006 from $131,676 at December 31, 2005. The balances were attributable to multi-year, multi-element term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The increase from 2005 was due primarily to a change in payment terms on large contracts from quarterly to semi-annual and annual. We sold long-term receivables of $6,638 and $10,821 to a financing institution on a non-recourse basis during the fourth quarter of 2006 and 2005, respectively. Total proceeds from sales of short-term and long-term receivables for the fourth quarter of 2006 and 2005 were $12,187 and $21,973, respectively.

Property, Plant and Equipment, net

As of December 31,	2006	2005
Property, plant and equipment, net	$86,100	$81,614

The increase in property, plant and equipment, net was due to normal quarterly capital purchases, offset by depreciation. The increase in property, plant and equipment for the year ended December 31, 2006 did not include any individually significant projects.

Accrued Payroll and Related Liabilities

As of December 31,	2006	2005
Accrued payroll and related liabilities	$105,009	$73,244

The increase in accrued payroll and related liabilities reflects a change in the year ended December 31, 2006 in the payment schedule of incentive compensation from quarterly to annually, as well as an increase in commissions payable related to the increase in revenue for the fourth quarter of 2006 as compared to 2005. In the year ended December 31, 2005 and prior years, incentive compensation for certain employees was paid quarterly during the year earned, with the fourth quarter payment made in the first quarter of the following year. Effective on January 1, 2006, all incentive compensation earned for these employees is paid in the first quarter of the following year. The increase for the year ended December 31, 2006, was partially offset by the final payment of the annual and fourth quarter incentive compensation for the year ended December 31, 2005 in the first quarter of the year ended December 31, 2006

Deferred Revenue

As of December 31,	2006	2005
Deferred revenue	$116,237	$106,453

Deferred revenue consists primarily of prepaid annual software support services. The increase in deferred revenue was primarily due to annual support contract renewals and a large three-year term transaction in the year ended December 31, 2006, partially offset by normal amortization of prepayments on existing contracts.

Capital Resources

Expenditures for property, plant and equipment increased to $29,289 for the year ended December 31, 2006 compared to $26,246 for the year ended December 31, 2005. Expenditures for property, plant and equipment in the years ended December 31, 2006 and 2005 did not include any individually significant projects. In 2006 we acquired EverCAD, Router Solutions, Inc., Summit Design, Next Device Limited, and SpiraTech Limited, which resulted in net cash payments of $26,540. Additionally, in 2006, we paid $543 related to holdbacks and transaction costs on prior year acquisitions and $1,143 in contingent earn-out payments based on our revenues derived from products and technologies acquired with prior year transactions. In the year ended December 31, 2005, we acquired Volcano, Aptix, Accelerated Technology (UK) Limited and Embedded Performance Inc., which resulted in net cash payments of $22,345. Additionally, in 2005 we paid $2,462 related to holdbacks and transaction costs on prior year acquisitions and $1,491 in contingent earn-out payments based on our revenues derived from products and technologies acquired with prior year acquisitions.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to Securities Act Rule 144A. We used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the 6 7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. In connection with the issuance of the 6.25% Debentures, we incurred debt issuance costs of $6,370. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of our common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of our common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of $1,000 or the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert our 6.25% Debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures due 2023. Some or all of the 6.25% Debentures may be redeemed by us for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In August 2003, we issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to Securities Act Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.64% and 4.95% for 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 2,130 shares at December 31, 2006. These circumstances generally include (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by us for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

During the year ended December 31, 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $60,150 for a total purchase price of $59,948. As a result, a principal amount of $49,850 remains outstanding. In connection with these purchases, we incurred a net loss, before tax on the early extinguishment of debt of $1,143, which included a net discount of $202 on the repurchase of Floating Rate Debentures as well as the write-off of $1,345 of unamortized deferred debt issuance costs.

We may elect to purchase or otherwise retire some or all of our debentures with cash, stock, or other assets from time to time in open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the years ended December 31, 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at December 31, 2006 or 2005.

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. We anticipate that current cash balances, anticipated cash flows from operating activities, including the effects of financing customer term receivables, amounts available under existing credit facilities, or other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet our working capital needs on a short-term and long-term basis. Our sources of liquidity could be adversely affected by a decrease in demand for our products.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field office facilities and equipment.

In February 2004, we purchased a 10% interest in M2000 S.A., a French company. In 2006 M2000 S.A. was reestablished as M2000, Inc., in the United States. We participated in a subsequent round of funding and invested an additional amount which resulted in a reduction in ownership interest from 10% to 8% due to the dilutive nature of the funding agreement. We assessed our interest in this variable interest entity and concluded that we should not consolidate that entity based on guidance included in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Accordingly, we have accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make the following payments as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$249,850	$—	$—	$—	$249,850
Interest on debt (1)	298,540	15,975	31,949	31,949	218,667
Other long-term liabilities	10,528	2,080	1,659	5,060	1,729
Short-term borrowings(2)	70,292	38,685	31,607	—	—
Capital leases	2	—	2	—	—
Purchase obligations	457	432	—	—	25
Operating leases	132,258	30,270	49,897	25,376	26,715

Total contractual obligations	$761,927	$87,442	$115,114	$62,385	$496,986

(1)	Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2006.
(2)	Short-term borrowings include amounts due to financial institutions for sales of long-term account receivables.

OUTLOOK FOR FISCAL 2008

Revenues for the year ending January 31, 2008 are expected to be approximately $830,000. Earnings for the year ending January 31, 2008 are expected to be approximately $0.69 per share.

CHANGE IN FISCAL YEAR

We are changing our fiscal year end from December 31 to January 31. Our next fiscal year end will be the fiscal year ending January 31, 2008, which we will refer to as Fiscal Year 2008. This change took effect following the completion of the year ended December 31, 2006, and as a result, we will report financial results for the one month transition period ending January 31, 2007 in our Form 10-Q for the new first fiscal quarter ending April 30, 2007. We did not experience a significant amount of business activity or product shipment in January 2007, and we expect to report a loss for that period. The low level of expected business activity and product shipment resulted in part from the historical pattern of low levels of business activity in January, and in part because we did not implement any significant sales incentive compensation programs for that one month period.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

(All numerical references in thousands, except rate data)

INTEREST RATE RISK

We are exposed to interest rate risk primarily through our investment portfolio, short-term borrowings and long-term notes payable. We do not use derivative financial instruments for speculative or trading purposes.

We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The table below presents the carrying value and related weighted-average fixed interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 2006. In accordance with our investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
(In thousands, except interest rates)
Cash equivalents – fixed rate	$55,533	5.27%
Short-term investments – fixed rate	46,813	5.35%

Total fixed rate interest bearing instruments	$102,346	5.30%

We had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at December 31, 2006. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $49,850 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at December 31, 2006. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $499.

At December 31, 2006, we had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We had no borrowings during the years ended December 31, 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at December 31, 2006 and 2005, respectively.

We had short-term borrowings of $4,048 outstanding at December 31, 2006 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $40.

FOREIGN CURRENCY RISK

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Derivative instruments held by us consist of foreign currency forward and option contracts. We enter into contracts with counterparties who are major financial institutions and believe the risk related to default is remote. We do not hold or issue derivative financial instruments for trading purposes.

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of December 31, 2006, we had options outstanding to sell Japanese yen with contract values totaling $34,123 at a weighted average contract rate of 120.18, to buy the euro with contract values totaling $33,839 at a weighted average contract rate of 1.30 and to buy the British pound with contract values totaling $13,495 at a weighted average contract rate of 1.88.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The following table provides information as of December 31, 2006 about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in the first half of the fiscal year 2008 ending January 31, 2008.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$58,864	1.30	USD
Japanese Yen	38,419	116.45	JPY
British Pound	25,744	1.93	USD
Indian Rupee	6,740	44.90	INR
Canadian Dollar	5,277	1.16	CAD
Korean Won	4,108	926.34	KRW
Polish Zloty	3,596	2.91	PLN
Israeli Shekel	3,267	4.21	ILS
Swedish Krona	3,086	6.91	SEK
Other	6,974	—

Total	$156,075

The following table provides information as of December 31, 2005 about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts matured in the first half of the year ended December 31, 2006.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Japanese Yen	$90,681	112.15	JPY
Euro	52,603	1.19	USD
British Pound	13,606	1.75	USD
Canadian Dollar	3,098	1.17	CAD
Swedish Krona	2,275	7.94	SEK
Indian Rupee	2,225	45.69	INR
Other	9,416	—

Total	$173,904

Item 8.	Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended December 31,	2006	2005	2004
In thousands, except per share data
Revenues:
System and software	$486,832	$410,264	$422,672
Service and support	304,751	294,985	288,284

Total revenues	791,583	705,249	710,956

Cost of revenues:
System and software	18,070	18,034	16,639
Service and support	83,405	81,039	80,294
Amortization of purchased technology – system and software	13,270	11,639	10,624

Total cost of revenues	114,745	110,712	107,557

Gross margin	676,838	594,537	603,399

Operating expenses:
Research and development	227,161	212,676	202,289
Marketing and selling	292,863	274,946	267,181
General and administration	92,302	76,834	74,255
Amortization of intangible assets	4,664	4,233	3,586
Special charges	7,147	6,777	9,213
In-process research and development	2,440	750	7,700

Total operating expenses	626,577	576,216	564,224

Operating income	50,261	18,321	39,175
Other income, net	17,207	16,893	8,364
Interest expense	(29,560)	(21,920)	(18,595)

Income before income taxes	37,908	13,294	28,944
Provision for income taxes	10,704	7,487	49,494

Net income (loss)	$27,204	$5,807	$(20,550)

Net income (loss) per share:
Basic	$0.33	$0.07	$(0.28)

Diluted	$0.33	$0.07	$(0.28)

Weighted average number of shares outstanding:
Basic	81,303	78,633	72,381

Diluted	82,825	80,133	72,381

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of December 31,	2006	2005
In thousands
Assets
Current assets:
Cash and cash equivalents	$83,031	$74,653
Short-term investments	46,826	39,757
Trade accounts receivable, net of allowance for doubtful accounts of $4,755 at December 31, 2006 and $4,487 at December 31, 2005	263,126	234,866
Other receivables	10,428	11,771
Inventory	2,882	2,395
Prepaid expenses and other	16,369	15,562
Deferred income taxes	12,549	13,127

Total current assets	435,211	392,131

Property, plant and equipment, net	86,100	81,614
Term receivables, long-term	162,157	131,676
Goodwill	368,652	346,662
Intangible assets, net	27,882	34,223
Deferred income taxes	20,947	17,979
Other assets	25,290	16,652

Total assets	$1,126,239	$1,020,937

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,181	$11,858
Accounts payable	20,122	15,268
Income taxes payable	45,521	37,598
Accrued payroll and related liabilities	105,009	73,244
Accrued liabilities	34,938	29,362
Deferred revenue	116,237	106,453

Total current liabilities	329,008	273,783

Notes payable	249,852	282,188
Other long-term liabilities	14,312	16,826

Total liabilities	593,172	572,797

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 83,542 and 79,248 issued and outstanding at December 31, 2006 and 2005, respectively	430,847	381,962
Incentive stock, no par value, 1,200 shares authorized; none issued or outstanding	—	—
Retained earnings	72,728	45,524
Accumulated other comprehensive income	29,492	20,654

Total stockholders’ equity	533,067	448,140

Total liabilities and stockholders’ equity	$1,126,239	$1,020,937

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended December 31,	2006	2005	2004
In thousands
Operating Cash Flows:
Net income (loss)	$27,204	$5,807	$(20,550)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	25,300	24,422	24,418
Amortization	19,566	19,647	19,302
Write-off of note issuance costs	2,711	397	—
Gain on debt extinguishment	(1,071)	—	—
Stock-based compensation	13,597	—	—
Deferred income taxes	(1,803)	(9,771)	49,148
Changes in other long-term liabilities and minority interest	(3,181)	(1,600)	(4,568)
Excess tax benefit from share options exercised	—	30	950
Write-down of assets	593	—	—
In-process research and development	2,440	750	7,700
Unrealized gain on derivatives	—	(1,671)	—
Gain on sale of investments	(895)	(800)	(1,403)
Loss (gain) on disposal of property, plant and equipment, net	790	(794)	867
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(19,275)	(1,319)	(12,303)
Prepaid expenses and other	(5,425)	1,709	469
Term receivables, long-term	(26,554)	1,568	(37,723)
Accounts payable and accrued liabilities	33,262	(12,995)	(5,446)
Income taxes payable	6,637	12,319	(5,403)
Deferred revenue	4,962	6,960	25,233

Net cash provided by operating activities	78,858	44,659	40,691

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	131,059	73,826	26,749
Purchases of short-term investments	(138,128)	(87,212)	(50,129)
Purchases of property, plant and equipment, net	(29,289)	(26,246)	(24,532)
Proceeds from sale of property, plant and equipment	—	9,731	—
Purchases of intangible assets	(426)	(300)	(3,634)
Proceeds from sale of investments	895	800	1,403
Acquisitions of businesses and equity interests, net of cash acquired	(29,154)	(26,281)	(10,864)

Net cash used in investing activities	(65,043)	(55,682)	(61,007)

Financing Cash Flows:
Proceeds from issuance of common stock	34,898	18,477	19,907
Excess tax benefit from share options exercised	390	—	—
Net (decrease) increase in short-term borrowings	(4,267)	2,909	2,396
Debt issuance costs	(6,370)	(853)	—
Proceeds from long-term notes payable	200,000	—	—
Repayments of long-term notes payable	(231,264)	(1,615)	(2,956)

Net cash (used in) provided by financing activities	(6,613)	18,918	19,347

Effect of exchange rate changes on cash and cash equivalents	1,176	(1,158)	552

Net change in cash and cash equivalents	8,378	6,737	(417)
Cash and cash equivalents at the beginning of the year	74,653	67,916	68,333

Cash and cash equivalents at the end of the year	$83,031	$74,653	$67,916

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

In thousands	Common Stock		Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	68,277	$294,180	$(2,601)	$57,800	$24,987		$374,366

Net loss	—	—	—	(20,550)	—	$(20,550)	(20,550)
Foreign currency translation adjustment	—	—	—	—	4,840	4,840	4,840
Minimum pension liability, after tax of $55	—	—	—	—	80	80	80
Unrealized gain on derivatives, tax impact of $488	—	—	—	—	1,144	1,144	1,144

Comprehensive loss	—	—	—	—	—	$(14,486)	—

Amortization of deferred stock compensation	—	—	1,427	—	—		1,427
Stock issued under stock option and stock purchase plans	3,646	19,907	—	—	—		19,907
Forfeitures of unvested stock options issued in connection with acquisitions	—	(1,158)	666	492	—		—
Tax benefit associated with the exercise of stock options	—	950	—	—	—		950
Adjust for dividends to minority owners	—	—	—	1,975	—		1,975
Stock issued for acquisition of a business	4,507	49,576	—	—	—		49,576

Balance at December 31, 2004	76,430	363,455	(508)	39,717	31,051		433,715

Net income	—	—	—	5,807	—	$5,807	5,807
Foreign currency translation adjustment	—	—	—	—	(9,438)	(9,438)	(9,438)
Minimum pension liability, after tax of $127	—	—	—	—	185	185	185
Realized gain on derivatives	—	—	—	—	(1,144)	(1,144)	(1,144)

Comprehensive loss	—	—	—	—	—	$(4,590)	—

Amortization of deferred stock compensation	—	—	508	—	—		508
Stock issued under stock option and stock purchase plans	2,818	18,477	—	—	—		18,477
Tax benefit associated with the exercise of stock options	—	30	—	—	—		30

Balance at December 31, 2005	79,248	381,962	—	45,524	20,654		448,140

Net income	—	—	—	27,204	—	$27,204	27,204
Foreign currency translation adjustment	—	—	—	—	7,493	7,493	7,493
Adjustment for initial application of SFAS 158, after tax benefit of $335	—	—	—	—	(488)	(488)	(488)
Unrealized gain on derivatives, tax impact of $458	—	—	—	—	1,833	1,833	1,833

Comprehensive income	—	—	—	—	—	$36,042	—

Stock issued under stock option and stock purchase plans	4,294	34,898	—	—	—		34,898
Stock compensation expense under SFAS 123R	—	13,597	—	—	—		13,597
Tax benefit associated with the exercise of stock options	—	390	—	—	—		390

Balance at December 31, 2006	83,542	$430,847	$—	$72,728	$29,492		$533,067

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

2. Change in Fiscal Year

On July 19, 2006, the Board of Directors adopted a new fiscal year end. The Company’s new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2008. Information covering the transition period from January 1, 2007 to January 31, 2007 will be included in the Company’s quarterly report on Form 10-Q for the quarterly period ending April 30, 2007, the first quarterly report of the Company’s newly adopted fiscal year. The separate audited financial statements required for the transition period will be included in the Company’s annual report on Form 10-K for the fiscal year ending January 31, 2008.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, the Company leases certain real properties, primarily field sales offices, research and development facilities and equipment, as described in Note 18.

Foreign Currency Translation

Local currencies are the functional currencies for the Company’s foreign subsidiaries except for Ireland, Singapore and Egypt where the United States dollar is used as the functional currency. Assets and liabilities of foreign operations, excluding Ireland, Singapore and Egypt, are translated to United States dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates. Foreign currency translation adjustments are included as a separate component of stockholders’ equity. The accounting records for the Company’s subsidiaries in Ireland, Singapore and Egypt are maintained in the United States dollar and accordingly no translation is necessary. Foreign currency transaction gains and losses are included as a component of other income, net.

Use of Estimates

United States generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include certificates of deposit, commercial paper and other highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $55,533 and $47,703 at December 31, 2006 and 2005, respectively.

Short-Term and Long-Term Investments

The Company accounts for short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. At December 31, 2006 and 2005, the Company’s short-term investments consisted entirely of corporate debt securities classified as held to maturity. The fair value of short-term investments was $47,175 and $39,953, as of December 31, 2006 and 2005, respectively, as compared to carrying values at amortized cost of $46,826 and $39,757 at December 31, 2006 and 2005, respectively. Long-term investments, included in other assets on the accompanying consolidated balance sheet, include investments with maturities in excess of one year from the balance sheet date, investments with indefinite lives and equity securities. The Company determines the appropriate classification of its investments at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held to maturity are classified as available for sale. Available for sale securities are carried at fair value based on quoted market prices. Unrealized gains and losses are reported, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income.

Term Receivables and Trade Accounts Receivable

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

Trade accounts receivable include billed amounts of $117,003 and $101,593 for years ended December 31, 2006 and 2005, respectively and unbilled amounts of $146,123 and $133,273 for the years ended December 31, 2006 and 2005, respectively. Unbilled amounts included in trade accounts receivable are for the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur 30 days prior to the contract due date, in accordance with individual contract installment terms. Term receivables, long-term of $162,157 and $131,676 for the years ended December 31, 2006 and 2005 represent unbilled amounts which are scheduled to be paid beyond one year.

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, short-term investments, trade accounts receivable, term receivables, short-term borrowings, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. Available for sale securities and foreign exchange forward and option contracts are recorded based on quoted market prices. The fair value of long-term notes payable was $261,052 and $272,425, as of December 31, 2006 and 2005, respectively, as compared to carrying values of $249,852 and $282,188 at December 31, 2006 and 2005, respectively. The fair value of long-term notes payable was based on the quoted market price or based on rates available to the Company for instruments with similar terms and maturities.

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

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in the Company’s business combinations. Other intangible assets primarily include purchased technology, trademarks and customer relationships acquired in business combinations. All acquired goodwill is assigned to an enterprise-level reporting unit. Other intangible assets are amortized over their estimated lives. In-process research and development (R&D) is written off immediately.

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of an asset is determined by comparing its carrying amount to the forecasted undiscounted net cash flows of the operation to which the asset relates. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In the event that, in the future, it is determined that the Company’s intangible assets have been impaired, an adjustment would be made that would result in a charge for the write-down, in the period that determination was made. The Company reviewed the useful lives of its identifiable intangible assets as of December 31, 2006 and determined that the estimated lives as of that date are appropriate.

As required by SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually. The Company completed the annual goodwill impairment test as of December 31, 2006, 2005 and 2004. There was no impairment at any date.

Purchased technology and other intangible asset costs are amortized over a three to five year period to system and software cost of revenues and operating expenses, respectively. Total purchased technology and other intangible asset amortization expenses were $17,934, $15,872 and $14,210 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the carrying value of goodwill was $368,652, purchased technology was $13,085 and other intangible assets was $11,237, net of accumulated amortization of $12,347, $58,999 and $14,098, respectively. The carrying value of unamortized other intangible assets was $3,560. Amortization of these assets will begin when the respective technologies are available for general release to customers.

As of December 31, 2005, the carrying value of goodwill was $346,662, purchased technology was $21,517 and other intangible assets was $11,789, net of accumulated amortization of $12,347, $45,729 and $9,434, respectively. The carrying value of non-amortizable other intangible assets was $917. Amortization of these assets will begin when the respective technologies are available for general release to customers.

The Company estimates the aggregate amortization expense related to purchased technology and other intangible assets will be $13,200, $8,000, $4,200, $700 and $100 for each of the years ending January 31, 2008, 2009, 2010, 2011 and 2012, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. Due to the adoption of SFAS 123(R) deferred tax assets are not recorded to the extent they relate to excess tax deductions for equity compensation. For deferred tax assets that cannot be recognized under the more likely than not standard, the Company has established a valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase either income or decrease goodwill in the period such determination was made. Also, if the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance on such net deferred tax asset generally would be charged to expense in the period such determination was made.

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

System and software revenues – The Company derives system and software revenues from the sale of licenses of software products and emulation hardware products. The Company primarily licenses its products using two different license types:

1. Term licenses – This license type is primarily used for software sales and provides the customer with a right to use a fixed list of software products for a specified time period, typically three years with payments spread over the license term, and do not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and reconfigure product usage from the fixed list of products at regular intervals during the license term. Product revenue from term license arrangements is generally recognized upon product delivery and start of the license term. In a term license agreement where the Company provides the customer with rights to unspecified or unreleased future products, revenue is recognized ratably over the license term.

2. Perpetual licenses – This license type is used for both software and emulation hardware sales and provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. Product revenue from perpetual license arrangements is generally recognized upon product delivery.

Service and support revenues — Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. The Company records professional service revenue as the services are provided to the customer. Support services revenue is recognized ratably over the support services term.

The Company applies the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. The Company determines whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1. Persuasive evidence of an arrangement exists – Generally, the Company uses the customer signed contract as evidence of an arrangement for term licenses. For perpetual licenses, the Company uses either a signed customer contract or a qualified customer purchase order as evidence of an arrangement. For professional service engagements, the Company may alternatively use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through the Company’s distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

2. Delivery has occurred – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when the Company provides the customer access to the software. The Company also will deliver the software on a compact disc where title is transferred to the customer upon shipment. The Company’s software license agreements generally do not contain conditions for acceptance. With respect to emulation hardware, title is transferred to the customer upon shipment. The Company offers non-essential installation services for emulation hardware sales or the customer may elect to perform the installation without assistance from the Company. The Company’s emulation hardware product agreements generally do not contain conditions for acceptance.

3. Fee is fixed or determinable – The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. The Company has established a history of collecting under the original contract with extended installment terms without providing concessions on payments, products or services. Additionally, for installment contracts, the Company determines that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed and determinable, revenue is recognized as payments are received, which is also defined as due and payable.

4. Collectibility is probable – To recognize revenue, the Company must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers with whom there is a history of successful collection. The Company evaluates the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement or requests an increase in credit terms. For certain industries for which the Company’s products are not considered core to the industry or the industry is generally considered troubled, the Company imposes higher credit standards. If the Company determines that collectibility is not probable based upon its credit review process or the customer’s payment history revenue is recognized as payments are received.

Vendor-specific objective evidence of fair value (VSOE) – The Company’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for term and perpetual support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services are also based upon the price charged when the services are sold separately. VSOE for installation services for emulation hardware systems is established based upon prices charged where the services are sold separately.

Multiple element arrangements – For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, revenue related to the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If the Company could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, revenue would be deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of the Company’s products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to research and development expense in the accompanying consolidated statements of operations. Acquired technology costs of $426, $200, and $3,634 were capitalized by the Company in the years ended December 31, 2006, 2005, and 2004, respectively.

Leases

The Company accounts for operating leases in accordance with SFAS No. 13, “Accounting for Leases.” For lease agreements with escalation clauses, the total rent to be paid under the lease is recorded on a straight-line basis over the term of the lease, with the difference between the expense recognized and the cash paid recorded as a deferred rent liability in the consolidated balance sheet.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $6,600, $6,800 and $6,800 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in marketing and selling expense in the accompanying Consolidated Statements of Operations.

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

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related guidance. Under the intrinsic value method, the Company did not recognize any significant amount of stock-based compensation expense in the Company’s consolidated statements of operations, as options granted by the Company generally had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based awards granted through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with SFAS 123, and (b) any share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee’s requisite service period. The Company has recorded $13,597 of stock-based compensation expense for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R). In accordance with SFAS 123(R), the Company will present tax benefits from the exercise of stock options that exceed the tax benefits for those options previously recorded under SFAS 123(R) as a financing activity in the consolidated statements of cash flows. The Company recorded excess tax benefits in the amount of $390 for the year ended December 31, 2006.

For purposes of computing the Company’s provision for income taxes, the Company is required to make certain elections which define how it applies SFAS 123(R). The Company has elected to compute the timing of excess tax benefits from the exercise of stock options on the “with-and-without” approach. Under this approach, an excess tax benefit will not be recorded until such time as a cash tax benefit is recognized. Further, the Company will include the impact of these excess tax benefits in the calculation of indirect tax attributes, such as the research and development credit and the domestic manufacturing deduction. The Company will compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized on exercises of stock options as a single pool for employee and non-employees. Upon adoption of SFAS 123(R), the Company utilized the short-cut method under FASB Staff Position No. 123(R)-3 to determine the opening balance of this excess tax benefit pool.

If the Company had accounted for its stock-based compensation plans in accordance with the fair value provisions of SFAS 123 for the years ended December 31, 2005 and 2004, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

Year ended December 31,	2005	2004
Net income (loss), as reported	$5,807	$(20,550)
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income (loss), net of related tax benefit	(18,249)	(17,092)

Pro forma net loss	$(12,442)	$(37,642)

Basic net income (loss) per share – as reported	$0.07	$(0.28)
Basic net loss per share – pro forma	$(0.16)	$(0.52)
Diluted net income (loss) per share – as reported	$0.07	$(0.28)
Diluted net loss per share – pro forma	$(0.16)	$(0.52)

Other Comprehensive Income (Loss)

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from nonowner sources, such as foreign currency translation adjustments, adjustments to the minimum pension liability and unrealized gain (loss) on derivative contracts.

Effective for the year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Other comprehensive income (loss) for the year ended December 31, 2006 also includes an unrecognized actuarial loss not included in periodic benefit costs for a defined benefit plan in Japan, as required under SFAS 158. Prior to adoption of SFAS 158, the Company recorded adjustments in other comprehensive income (loss) related to the minimum pension liability for the defined benefit plan in Japan as required under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.”

Transfer of Financial Assets

The Company finances certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company sold $29,144 and $27,719 in term receivables, short-term and $31,368 and $10,821 in term receivables, long-term to a financing institution on a non-recourse basis for net proceeds of $55,851 and $36,964 in the years ending December 31, 2006 and 2005, respectively.

New Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP No. EITF 00-19-2). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The FSP is effective for the Company’s fiscal year 2007. The Company will continue to monitor the effects, if any, that FSP No. EITF 00-19-2 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 157 will have a material impact upon its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted SAB 108 as of December 31, 2006.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Income Tax Uncertainties – an interpretation of FASB Statement No. 109” (FIN 48), which provides guidance on the accounting for uncertain tax positions. FIN 48 defines the threshold for recognizing the benefits of tax positions taken or expected to be taken on a tax return in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in financial statements. The EITF concluded that, for taxes within the scope of EITF 06-3, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. The Company’s current policy is to present the Consolidated Statement of Operations net of taxes collected from customers. The Company does not expect the adoption of EITF 06-3 to result in a change to its accounting policy or have an effect on its condensed consolidated financial statements.

Reclassifications

Certain immaterial reclassifications have been made in the accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 to conform to the presentation for the year ended December 31, 2006. Specifically, the Company made reclassifications on the Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 between Other Income, Net and Interest Expense. In addition, the Company made reclassifications on the Consolidated Balance Sheets between Property, Plant and Equipment, Net and Intangible Assets, Net for the year ended December 31, 2005. On the Consolidated Statements of Cash Flows, the Company made reclassifications between Cash Provided by Operating Activities and Cash Used in Investing Activities and also certain reclassifications within Cash Provided by Operating Activities.

4. Merger and Acquisition Related Charges

In December 2006, the Company acquired 100% of the shares of SpiraTech Limited, a privately held software development company based in Manchester, England that provides technology, tools and intellectual property that allow customers to improve their Functional Verification Flows by introducing the next generation abstraction above register transfer level (RTL). The total purchase price including acquisition costs was $8,601. The excess of liabilities assumed over tangible assets acquired was $269. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $1,700, goodwill of $4,526, technology of $1,000, other identified intangible assets of $1,410, and deferred tax assets of $234. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In October 2006, the Company acquired 100% of the shares of Next Device Limited, a privately held software development company based in Runcorn, England that provides software tools and embedded software that enables enhanced user interfaces that can be updated over wireless networks. These software products will be made interoperable with existing embedded offerings, but licensed separately. The total purchase price including acquisition costs was $2,598. The excess of liabilities assumed over tangible assets acquired was $1,215. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $2,809, technology of $150, other identified intangible assets of $290, and deferred tax assets of $284. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In October 2006, the Company acquired the technology of Summit Design, Inc., a privately held EDA company headquartered in Los Altos, California with the majority of its development performed in Israel. Summit Design, Inc. provides hardware description language designers with a path to electronic system-level (ESL) and bridges the RTL and ESL flows. The total purchase price including acquisition costs was $9,529. The excess of tangible assets acquired over liabilities assumed was $73. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $6,176, technology of $1,600, and other identified intangible assets of $1,400. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In August 2006, the Company acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization and quality analysis functionality. The Company is integrating the acquired technology into its system design division product offerings. The total purchase price including acquisition costs was $4,740. The excess of liabilities assumed over tangible assets acquired was $84. The Company recorded an earn-out amount based on related revenues derived from Router Solutions, Inc. products and technologies of $169 for the year ended December 31, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,033, technology of $1,360, and other identified intangible assets of $1,600. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

In January 2006, the Company acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. The Company is integrating the acquired technology into its analog mixed signal verification product family. The total purchase price including acquisition costs was $5,288. The excess of tangible assets acquired over liabilities assumed was $1,879. The Company recorded an earn-out amount based on related revenues derived from EverCAD Corporation products and technologies of $512 for the year ended December 31, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $2,624, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets is being amortized to cost of revenues and operating expenses, respectively, over three years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

The separate results of operations for the acquisitions during the year ended December 31, 2006 were not material compared to the Company’s overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

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

In June 2005, the Company purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems sold by the Company. The total purchase price including acquisition costs was $1,835. In addition, the Company recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology was to be amortized to cost of revenues over two years, and other identified intangible assets was to be amortized to operating expenses over three years. In the fourth quarter of 2006, the Company discontinued the product line acquired and immediately expensed the purchased technology and other identified intangible assets outstanding.

In May 2005, the Company acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in-vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding the Company’s product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, the Company recorded severance costs related to Volcano employees of $84, the majority of which was paid in 2005. Severance costs affected five employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,985. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $580, goodwill of $10,942, technology of $2,450, deferred tax asset of $1,512, and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. The technology will be amortized to cost of revenues over four years. Of the $4,800 of other identified intangible assets, $3,700 will be amortized to operating expenses over five years and $1,100 will be amortized to operating expenses over two years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

During 2004, the Company acquired 0-In Design Automation Inc. (0-In), a provider of electronic design automation tools for integrated circuit and system-on-chip designs. The acquisition was an investment aimed at expanding the Company’s product offering and increasing revenue growth, which supported the premium, paid over the fair market value of the individual assets. The outstanding shares of common stock and preferred stock of 0-In were converted into approximately 4,507 shares of the Company’s common stock, of which approximately 541 shares were deposited in an indemnity escrow account. The shares were valued at the closing price of $11.00 per share as reported on The NASDAQ Stock Market on September 1, 2004. 0-In stockholders and certain employees will receive future contingent earn-out payments based on the Company’s revenues derived from 0-In products and technologies. The total purchase price including acquisition costs was $52,319. The Company recorded severance costs related to 0-In employees of $104 due to the overlap of employee skill sets as a result of the acquisition. In addition, the Company recorded costs for termination of a distributor contract of $282. The excess of tangible assets acquired over liabilities assumed was $1,318. The Company recorded earn-out amounts based on related revenues derived from 0-In products and technologies of $1,663, $1,028 and $884 in the years ended December 31, 2006, 2005 and 2004, respectively. The cost of the acquisition, including subsequent earn-out, was allocated on the basis of the estimated fair value of assets and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $6,400, goodwill of $42,328, technology of $4,400, and other identified intangible assets of $5,990, net of related deferred tax liability of $4,156. The technology is being amortized to cost of revenues over three years. The other identified intangible assets are being amortized to operating expenses over two to five years. The results of operations are included in the Company’s consolidated financial statements from the date of acquisition forward.

Additionally, during the year ended December 31, 2004, the Company acquired (i) Project Technology Inc., (ii) the remaining 49% ownership interest of its Korean distributor, Mentor Korea Co. Ltd. (MGK) for a total ownership interest of 100%, (iii) the parallel and serial ATA IP business division of Palmchip Corporation (Palmchip) and (iv) VeSys Limited. The acquisitions were investments aimed at expanding the Company’s product offerings and increasing revenue growth. The aggregate purchase price including acquisition costs for these four acquisitions was $8,791. The aggregate excess of liabilities assumed over tangible assets acquired was $349. The minority interest recorded in connection with the original 51% ownership in MGK was $3,383, less dividends paid in prior years to minority shareholders of $1,975, reducing the acquisition cost to be allocated by a total of $1,408. The purchase accounting allocations resulted in a charge for in-process research and development of $1,300, goodwill of $4,022, technology of $1,510 and other identified intangible assets of $980, net of related deferred tax liability of $80. The technology is being amortized to cost of revenues over two to three years. The other identified intangible assets are being amortized to operating expenses over three years. In connection with the Palmchip acquisition, the Company concurrently licensed software to Palmchip under term licenses and entered into an agreement to provide services. Payment for these arrangements was incorporated into the purchase price of the acquisition and resulted in a reduction of cash paid to Palmchip of $1,208.

In February 2004, the Company purchased a 10% interest in M2000 S.A., a French company. In 2006 M2000 S.A. was reestablished as M2000, Inc., in the United States. The Company participated in a subsequent round of funding and invested an additional amount which resulted in a reduction in ownership interest from 10% to 8% due to the dilutive nature of the funding agreement. The Company assessed its interest in this variable interest entity and concluded that it should not consolidate that entity based on guidance included in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Accordingly, the Company has accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

The Company uses an independent third party valuation firm to assist management in determining the value of the in-process R&D acquired in its business acquisitions. The value assigned to in-process R&D for the charges incurred in the years ended December 31, 2006, 2005, and 2004 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, R&D costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition. The risks associated with acquired R&D are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

5. Special Charges

Following is a summary of the major elements of the special charges:

Year ended December 31,	2006	2005	2004
Excess leased facility costs	$886	$1,184	$1,946
Employee severance	4,407	5,156	5,655
Terminated acquisitions	299	133	—
Other	1,555	304	1,612

Total special charges	$7,147	$6,777	$9,213

During the year ended December 31, 2006, the Company recorded special charges of $7,147. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Excess leased facility costs of $886 in the year ended December 31, 2006, primarily includes $1,225 of non-cancelable lease payments, net of sublease income related to the abandonment of two facilities in Europe. Non-cancelable lease payments for the excess leased facility space will be paid over three and eleven years. The Company also recorded $52 of net costs related to the restoration of two facilities in Europe. Excess leased facility costs were offset by $391 for the reoccupation of a previously abandoned facility in North America.

The Company rebalanced its workforce by 90 employees during the year ended December 31, 2006. The reduction impacted several employee groups. Employee severance costs of $4,407 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid in 2006 and the Company expects to pay the remainder in its fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

During the year ended December 31, 2006, the Company recorded $299 in special charges for terminated acquisitions which were no longer considered to be viable.

Other special charges for the year ended December 31, 2006 of $1,555, include a loss of $593 for the write-off of intangible assets due to the discontinuation in November 2006 of a product line acquired in June 2005, a loss of $715 for the disposal of property and equipment related to the discontinuation of an intellectual property line, a loss of $171 for the disposal of property and equipment related to a facility closure in Europe, and $76 for other costs.

Included throughout the above special charges for the year ended December 31, 2006, are costs of $1,700 incurred as a result of actions related to the discontinuation of one of the Company’s intellectual property product lines. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. Other costs incurred in relation to the product-line discontinuation included a loss of $715 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during the year ended December 31, 2006:

	Accrued Special Charges at December 31, 2005	2006 Charges (Excluding Asset Write-offs)	2006 Payments	Accrued Special Charges at December 31, 2006 (1)
Employee severance and related costs	$2,581	$4,407	$(6,544)	$444
Lease termination fees and other facility costs	7,650	886	(2,717)	5,819
Other costs	1,393	375	(1,739)	29

Total	$11,624	$5,668	$(11,000)	$6,292

(1)	Of the $6,292 total accrued special charges at December 31, 2006, $4,148 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $2,144 represented the short-term portion of accrued special charges.

During the year ended December 31, 2005, the Company recorded special charges of $6,777. These charges primarily consisted of costs incurred for employee terminations and are due to the Company’s reallocation or reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Special charges in the year ended December 31, 2005 included costs incurred related to the discontinuation of one of the Company’s intellectual property product lines in the fourth quarter of the year ended December 31, 2005. The total costs recorded in 2005 for this product line discontinuation were $2,290, which included (i) $1,151 of severance benefits, notice pay, and outplacement services related to the rebalance of 27 employees, (ii) $936 for the abandonment of excess leased facility space as more fully described below, and (iii) $203 for other costs related to the discontinued product line.

The Company recorded excess leased facility costs of $1,734 in the year ended December 31, 2005, including $936 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe in connection with the discontinuation of a product line, as described above. Non-cancelable lease payments on this excess leased facility space will be paid over eleven years. In addition, the Company recorded costs of $642 for non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in North America. Non-cancelable lease payments on excess leased facility space in North America will be paid over four years. In addition, the Company recorded $156 in costs related to the restoration of a previously abandoned facility in Europe.

In addition, during the year ended December 31, 2005 the Company recorded a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which has been sublet at a higher rate than the previously expected sublease income.

In addition to the rebalance of employees related to the discontinuation of a product line as described above, the Company rebalanced its workforce by 89 employees during the year ended December 31, 2005. The reduction impacted several employee groups. Employee severance costs of $4,005 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately half of these costs were paid during the year ended December 31, 2005, while the remainder of these costs was paid in the first half of the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Other costs in 2005 of $234 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in connection with an acquisition in the year ended December 31, 1999, terminated acquisitions costs, and other costs incurred to restructure the organization.

The following table shows changes in accrued special charges during the year ended December 31, 2005:

	Accrued Special Charges at December 31, 2004	2005 Charges	2005 Payments	Accrued Special Charges at December 31, 2005 (1)
Employee severance and related costs	$4,071	$5,156	$(6,646)	$2,581
Lease termination fees and other facility costs	7,024	1,184	(558)	7,650
Other costs	1,237	437	(281)	1,393

Total	$12,332	$6,777	$(7,485)	$11,624

(1)	Of the $11,624 total accrued special charges at December 31, 2005, $5,908 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,716 represented the short-term portion of accrued special charges.

During 2004, the Company recorded special charges of $9,213. The charges primarily consisted of costs incurred for employee terminations and excess leased facility costs.

The Company rebalanced the workforce by 118 employees during the year ended December 31, 2004. This reduction primarily impacted the sales and research and development divisions. Employee severance costs of $5,655 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to the Company’s financial position or results of operations. Termination benefits were communicated to the affected employees prior to year-end. The majority of these costs were paid in the first half of 2005. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,946 in the year ended December 31, 2004 included $1,229 in adjustments to previously recorded non-cancelable lease payments primarily for the lease of one facility in North America. These adjustments were primarily a result of reductions to the estimated expected sublease income due to the real estate markets remaining at depressed levels longer than originally anticipated. Non-cancelable lease payments on these excess leased facilities will be paid over six years. The Company also recorded a $758 write-off of leasehold improvements for a facility lease in North America that was permanently abandoned. In addition, the Company reversed $41 related to the decision to utilize space that was previously abandoned for the lease of one facility in North America.

The Company acquired a defined benefit pension plan liability (Plan) in connection with an acquisition in the year ended December 31, 1999. The Company made the Plan dormant immediately after the acquisition, and then began the process to sever any ongoing obligation to the Plan. During this process, in the year ended December 31, 2004, a legally-mandated actuarial evaluation was performed which indicated that the Plan needed additional funding related to services rendered prior to the acquisition for which the Company received no benefit. The Company recorded special charges of $1,237 in the year ended December 31, 2004 when this liability was determined.

Other costs in the year ended December 31, 2004 of $590 included costs incurred to restructure the organization other than employee rebalances and excess leased facility costs. In addition, in 2004 the Company reversed $215 of the remaining accrual related to the emulation litigation settlement with Cadence Design Systems, Inc.

The following table shows changes in accrued special charges during the year ended December 31, 2004:

	Accrued Special Charges at December 31, 2003	2004 Charges (Excluding Asset Write-offs)	2004 Payments	Accrued Special Charges at December 31, 2004 (1)
Emulation litigation settlement	$1,536	$(215)	$(1,321)	$—
Employee severance and related costs	2,681	5,655	(4,265)	4,071
Lease termination fees and other facility costs	10,034	1,188	(4,198)	7,024
Other costs	—	1,827	(590)	1,237

Total	$14,251	$8,455	$(10,374)	$12,332

(1)	Of the $12,332 total accrued special charges at December 31, 2004, $6,127 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $6,205 represented the short-term portion of accrued special charges.

6. Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where the Company is in a long position and the Euro and the British pound where the Company is in a short position. More than half of the Company’s revenues and approximately one-third of its expenses were generated outside of the United States in the year ended December 31, 2006. For the years ended December 31, 2006 and 2005, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to the Company in the United States dollar while the Company’s European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, the Company experiences greater inflows than outflows of Japanese yen as all Japanese-based customers contract and pay the Company in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, the Company enters into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The Company formally documents all relationships between foreign currency contracts and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and the Company assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. The Company discontinues hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued prospectively and amounts deferred are reclassified to other income, net.

The Company had $237,532 and $262,861 of notional value foreign currency forward and option contracts outstanding at December 31, 2006 and 2005, respectively. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheets, was $3,096 and $2,542 at December 31, 2006 and 2005, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to the Company’s hedging program:

Year ended December 31,	2006	2005	2004
Beginning balance	$—	$1,144	$—
Changes in fair value of cash flow hedges	4,964	1,386	2,199
Hedge ineffectiveness recognized in earnings	67	(3,150)	—
Net (gain) loss transferred to earnings	(3,198)	620	(1,055)

Net unrealized gain	$1,833	$—	$1,144

The remaining balance in accumulated other comprehensive income at December 31, 2006 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during the fiscal year ending January 31, 2008. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. The Company expects substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. The Company transferred a deferred loss of $328 and a deferred loss of $91 to system and software revenues relating to foreign currency contracts hedging revenues for the years ended December 31, 2006 and 2005, respectively. The Company transferred a deferred gain of $3,526 and a deferred loss of $529 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, the Company recognized a loss on hedge ineffectiveness of $1,113. A loss of $67 resulted from ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS133). A loss of $1,046 was recognized in the first quarter related to derivative instruments that did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133.

The Company discontinued certain hedges of Japanese yen revenues during the year ended December 31, 2005 because it was probable that a portion of the original forecasted transactions would not occur. As a result, the Company recognized a gain on hedge ineffectiveness of $1,570. The Company also reclassified a net loss of $91 from accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, the Company determined that certain of its remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133 resulting in the instruments being marked to market through the statement of operations and a net unrealized gain of $1,671 for the year ended December 31, 2005.

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

The Company has elected to exclude changes in fair value relating to time value of foreign currency forward contracts from its assessment of hedge effectiveness. The Company recorded income relating to time value in other income, net, of $2,659, $2,251 and $1,116 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recorded expense related to time value in interest expense of $2,163, $1,705 and $512 for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows:

Year ended December 31,	2006	2005	2004
Domestic	$(4,280)	$(15,983)	$(10,203)
Foreign	42,188	29,277	39,147

Total	$37,908	$13,294	$28,944

The provision for income taxes is as follows:

Year ended December 31,	2006	2005	2004
Current:
Federal	$419	$(31)	$5,349
State	284	198	1,402
Foreign	12,319	10,933	2,867

Total current	13,022	11,100	9,618

Deferred:
Federal and state	71	1,522	35,397
Foreign	(2,389)	(5,135)	4,479

Total deferred	(2,318)	(3,613)	39,876

Total	$10,704	$7,487	$49,494

The effective tax rate differs from the federal tax rate as follows:

Year ended December 31,	2006	2005	2004
Federal tax, at statutory rate	$13,268	$4,653	$10,130
State tax, net of federal benefit	260	129	1,565
Foreign dividend, net of associated foreign tax credits	—	—	36,650
Impact of international operations including withholding taxes and reserves	(4,870)	(4,532)	(8,787)
Write-off of in process research and development	—	—	2,303
Tax credits (excluding foreign tax credits)	(8,918)	(908)	(721)
Amortization of deferred tax charge on intercompany sale	41	1,402	3,060
U.S. losses and tax credits for which no benefit has been realized	7,323	4,114	3,429
Non-deductible intercompany charges	—	1,877	—
Impact of FAS 123(R) – ISO and ESPP compensation expense	1,769	—	—
Executive compensation deduction limitation	805	—	400
Non-deductible meals and entertainment	602	550	509
Other, net	424	202	956

Provision for income taxes	$10,704	$7,487	$49,494

The significant components of the deferred income tax provision (benefit) are as follows:

Year ended December 31,	2006	2005	2004
Net changes in gross deferred tax assets and liabilities	$(7,515)	$(2,768)	$27,152
Deferred tax assets reducing/(increasing) goodwill	—	—	(3,289)
Deferred tax assets reducing/(increasing) equity	—	—	—
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	72	5,639	(13,790)
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	5,125	(6,485)	29,803

Total	$(2,318)	$(3,614)	$39,876

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2006	2005
Deferred tax assets:
Depreciation of property, plant and equipment	$3,399	$2,832
Reserves and allowances	5,197	5,211
Accrued expenses not currently deductible	18,176	19,825
FAS 123(R) compensation expense	2,387	—
Net operating loss carryforwards	18,807	20,015
Tax credit carryforwards	21,634	14,689
Purchased technology and other intangible assets	8,927	7,260
Other, net	2,896	2,127

Total gross deferred tax assets	81,423	71,959
Less valuation allowance	(41,264)	(36,139)

Deferred tax assets	40,159	35,820

Deferred tax liabilities:
Intangible assets	(6,663)	(4,714)

Deferred tax liabilities	(6,663)	(4,714)

Net deferred tax assets	$33,496	$31,106

As of December 31, 2006, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $43,962, foreign tax credits of $3,177, research and experimentation credit carryforwards of $21,530, alternative minimum tax credits of $4,010 and child care credits of $600. As of December 31, 2006, for state income tax purposes, the Company had net operating loss carryforwards of $77,888 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $3,892. Portions of the Company’s loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If not used by the Company to reduce United States (U.S.) taxable income in future periods, portions of the net operating loss carryforwards will expire in 2007 through 2026, the foreign tax credits will expire in 2007 through 2015, research and experimentation credit carryforwards will expire between 2015 through 2026 and child care credits will expire between 2023 and 2026. The alternative minimum tax credits do not expire. As of December 31, 2006, the Company has net operating losses in multiple foreign jurisdictions of $27,046. In general, the net operating losses for these foreign jurisdictions can be carried forward indefinitely.

The Company’s deferred tax assets presented above as of December 31, 2006 and December 31, 2005 have been reduced to reflect the adoption of SFAS 123(R). Post adoption of SFAS 123(R), net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets; if and when such net operating loss carryforwards are utilized, stockholders’ equity will be increased. For presentation purposes the Company is electing to also exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Deferred tax assets related to net operating losses and tax credit carryforwards have been reduced by $18,861 and $13,646 as of December 31, 2006 and December 31, 2005, respectively. As the deferred tax assets created by equity compensation are fully offset with valuation allowances, there were no changes to the Company’s deferred tax provision for any years presented.

The Company has established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated to goodwill in the amount of $13,586.

At December 31, 2006, the Company had a total valuation allowance of $41,264 which is an increase of $5,125 from the prior year. The increase in the valuation allowance primarily resulted from an increase in the federal research tax credits for which realization is uncertain offset in part by a decrease in the foreign valuation allowances and an increase in deferred liabilities related to acquired purchase technology. The amount of the valuation allowance has been determined based on management’s estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable. The Company determined it is uncertain whether the Company’s U.S. entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, a valuation allowance is recorded against those deferred tax assets for which realization does not meet the “more likely than not” standard. Similarly there is a full valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. Valuation allowances related to certain foreign deferred tax assets are based on historical losses in certain jurisdictions and for entities in which there are plans to dissolve the entity.

During the year ended December 31, 2006, the Company transferred certain technology and other rights acquired from various acquisitions including, Next Device Limited and SpiraTech Limited, in intercompany transactions that resulted in approximately $5,855 of taxable gain for federal and state income tax purposes, resulting in $597 of tax expense after the application of favorable tax attributes. Due to the intercompany nature of the transfers, this tax expense was capitalized as a deferred charge and will be amortized over a three year period including portions of four fiscal years. The amortization of this deferred charge for the year ended December 31, 2006 was $41.

During the year ended December 31, 2002 the Company transferred certain technology rights acquired in the ATI, IKOS and Innoveda acquisitions to one of its wholly owned foreign subsidiaries in a transaction that ultimately generated approximately $65,000 of taxable gain for federal and state income tax purposes, resulting in $14,305 in tax expense after the application of favorable tax attributes. Due to the intercompany nature of the transfer, this tax expense was capitalized as a deferred charge and amortized over a three year period including portions of four fiscal years. The amortization of this deferred charge for the years ended December 31, 2005, 2004, 2003 and 2002 was $1,402, $3,060, $3,060, and $6,783, respectively. There was no remaining balance of the deferred tax charge as of December 31, 2005.

The Company has not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. At December 31, 2006, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $198,000. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends in the years ended December 31, 2004 and 2005 from controlled foreign corporations. The Company decided not to repatriate foreign earnings pursuant to the Act and accordingly, the Company has not adjusted its tax expense or liability to reflect any repatriation under the Act.

The Company has reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities, even though the Company believes that the positions it has taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the U.S. and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

The Company is currently under examination in various jurisdictions, including the U.S., Germany and the United Kingdom. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the IRS pertains to the Company’s 2002, 2003 and 2004 tax years. In August 2006, the IRS issued several Notices of Proposed Adjustments (NOPA) to the Company in which adjustments were proposed totaling $150,860 of additional taxable income for the three years. The proposed adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. The Company believes its positions have strong merit and it continues to dispute the proposed adjustment with the examination team. The Company anticipates it will be necessary to elevate this matter within the IRS to appeals. The Company will continue to review new developments and the associated tax provision implications on an ongoing basis.

8. Property, Plant and Equipment, Net

A summary of property, plant and equipment, net follows:

As of December 31,	2006	2005
Computer equipment and furniture	$185,612	$184,211
Buildings and building equipment	40,662	39,558
Land and improvements	11,359	11,314
Leasehold improvements	31,258	28,703

	268,891	263,786
Less accumulated depreciation and amortization	(182,791)	(182,172)

Property, plant and equipment, net	$86,100	$81,614

9. Significant Disposals of Assets

During the year ended December 31, 2006, the Company recognized a loss on the disposal of assets of $874 resulting from the closure of various operating facilities. See Note 5 for further information.

During the year ended December 31, 2005, the Company sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957.

10. Short-Term Borrowings

In June 2005, the Company entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, the Company has the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by the Company, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, the Company’s interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. For the years ended December 31, 2006 and 2005, the Company paid $304 and $325, respectively, for commitment fees on the unused portion of the credit facility. In connection with entering into the new facility in the year ended December 31, 2005, the Company capitalized $853 of upfront fees and related debt costs, which will be amortized until maturity in 2009, and wrote off $397 of unamortized bank fees and other costs related to the 2003 revolving credit facility. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. The Company had no borrowings during the years ended December 31, 2006 and 2005 against this credit facility or against the previous credit facility and had no balance outstanding at December 31, 2006 and 2005.

There were no short term borrowings in connection with sales of the future revenue streams of certain long-term customer support contracts to certain financial institutions at December 31, 2006. Other short-term borrowings at December 31, 2005 included $5,707 of net proceeds received in connection with the sale of the future revenue streams of certain long-term customer support contracts to certain financial institutions during the fourth quarter of 2005. As the Company has significant continuing involvement in the generation of cash flows due to the financial institutions, these future revenue streams have been classified as short-term borrowings in accordance with EITF Issue No. 88-18, “Sales of Future Revenues.” These future revenue streams will be recognized as revenue over the remaining life of the contracts and will have no future cash-flow impact. In addition, other short term borrowings at December 31, 2006 included $1,938 in amounts collected from customers on receivables previously sold to financial institutions which will be remitted to the financial institutions in January of 2007.

In addition, other short-term borrowings include borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $5,243 and $6,151 were outstanding under these facilities at December 31, 2006 and 2005, respectively.

11. Long-Term Notes Payable

A summary of long-term notes payable follows:

As of December 31,	2006	2005
6.25% Debentures due 2026	$200,000	$--
Floating Rate Debentures due 2023	49,850	110,000
6 7/8% Notes due 2007	—	171,500
Other	2	688

Long-term notes payable	$249,852	$282,188

In March 2006, the Company issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering pursuant to Securities Act Rule 144A. Also in March 2006, the Company used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from its cash balances to retire the 6 7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of the Company’s common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of the Company’s common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of $1,000 or the conversion value of the number of shares of the Company’s common stock equal to the conversion rate. If such conversion value exceeds $1,000, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change of the Company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures due 2023. Some or all of the 6.25% Debentures may be redeemed by the Company for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In August 2003, the Company issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to Securities Act Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.64% and 4.95% for 2006 and 2005, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into the Company’s common stock at a conversion price of $23.40 per share, for a total of 2,130 shares. These circumstances generally include (i) the market price of the Company’s common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by the Company for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the year ended December 31, 2006, the Company purchased on the open market and retired Floating Rate Debentures with a principal balance of $60,150 for a total purchase price of $59,948. As a result, a principal amount of $49,850 remains outstanding as of December 31, 2006. In connection with these purchases, the Company incurred a before tax net loss on the early extinguishment of debt of $1,143, which included a $1,071 discount on the repurchase of Floating Rate Debentures during the first and second quarters of 2006 partially offset by a premium of $869 on the repurchase of Floating Rate Debentures during the third and fourth quarters of 2006 as well as the write-off of $1,345 of unamortized deferred debt issuance costs.

In March 2006, the Company used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the 6 7/8% Convertible Subordinated Notes (6 7/8% Notes) due 2007. In connection with this retirement, the Company incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the 6 7/8% Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other long-term notes payable of $2 and $688 were outstanding under these agreements at December 31, 2006 and 2005, respectively.

12. Other Long-Term Liabilities

A summary of other long-term liabilities follows:

As of December 31,	2006	2005
Lease termination fees and other facilities related costs	$11,293	$14,397
Employment related accruals	2,406	2,157
Other	613	272

Total other long-term liabilities	$14,312	$16,826

13. Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

Year Ended December 31,	2006	2005	2004
Net income (loss)	$27,204	$5,807	$(20,550)

Weighted average shares used to calculate basic net income (loss) per share	81,303	78,633	72,381
Employee stock options and employee stock purchase plan	1,522	1,500	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	82,825	80,133	72,381

Basic net income (loss) per share	$0.33	$0.07	$(0.28)

Diluted net income (loss) per share	$0.33	$0.07	$(0.28)

Options and warrants to purchase 10,131, 13,066 and 18,762 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively. The options and warrants were anti-dilutive either because the Company incurred a net loss or because the exercise price was greater than the average market price of the common shares for the respective periods. The effect of the conversion of the Company’s 6 7/8% convertible Notes, the Floating Rate Debentures, and the newly issued 6.25% Debentures for the years ended December 31, 2006, 2005 and 2004 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the 6 7/8% Notes had been dilutive, the Company’s net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $1,692, $7,947 and $10,794 and additional incremental shares of 1,512, 7,369 and 7,409 for the years ended December 31, 2006, 2005 and 2004, respectively. If the Floating Rate Debentures had been dilutive, the Company’s net income (loss) per share would have included additional earnings of $3,421, $3,747 and $3,305 and incremental shares of 3,233, 4,700 and 4,700 would have been included in the calculation of net income (loss) per share for the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with SFAS No. 128, “Earnings per Share,” the Company presumes that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the 6.25% Debentures had been dilutive, additional earnings of $6,834 and incremental shares of 762 would have been included in the calculation of net income (loss) per share for the year ended December 31, 2006. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 11, “Long-Term Notes Payable”.

14. Incentive Stock

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

15. Employee Stock and Savings Plans

Stock Options Plans and Stock Plan

The Company has three common stock option plans which provide for the granting of incentive stock options (ISOs), nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance-based awards. The three stock option plans are administered by the Compensation Committee of the Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company.

The 1982 Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1982. This plan allows for the granting of ISOs, NQSOs, SARs, restricted stock, restricted stock units, and performance-based awards to officers and key employees of the company and its subsidiaries. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 32,670 shares of common stock have been authorized for grant, with 7,150 available for future grant as of December 31, 2006.

The Non-Qualified Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1983. This plan allows for the granting of NQSOs and SARs to officers and key employees of the Company and its subsidiaries. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 1,540 shares of common stock have been authorized for grant, with 20 available for future grant as of December 31, 2006.

The 1987 Non-Employee Directors’ Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1987. This plan allows for the grant of stock options to Non-Employee Directors of the Company. On the date of each annual meeting of shareholders, each Non-Employee Director elected to the Board is automatically granted options to purchase 12 shares of common stock. A Director elected to the Board who has not previously served as a director of the Company is automatically granted options to purchase 30 shares of common stock. Stock options issued under this plan have a vesting period of five years, an expiration date of 10 years from the date of grant, and an exercise price equal to the last price reported on the NASDAQ Stock Market on the grant date. A total of 1,500 shares of common stock have been authorized for grant, with 458 available for future grant as of December 31, 2006.

The Company also has a stock plan that provides for the sale of common stock to officers, key employees, and non-employee consultants of the Company and its subsidiaries. The 1986 Stock Plan was adopted by the Board of Directors in 1986. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a non-qualified stock option. Stock options issued under the plan have an expiration date of 10 years from the date of grant. All other terms of the awards, including the exercise price, are at the sole discretion of the Compensation Committee. A total of 19,500 shares of common stock have been authorized for grant, with 1,291 available for future grant as of December 31, 2006.

At December 31, 2006, a total of 55,210 shares of common stock were authorized under all four plans, with 8,919 shares available for future grant.

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.13 – 8.06	2,104	4.99	$ 6.25	2,102	$ 6.25
$ 8.09 – 8.80	2,005	8.37	$ 8.43	642	$ 8.46
$ 8.81 – 11.74	3,124	5.55	$10.85	2,013	$10.58
$11.86 – 13.50	1,178	3.43	$12.70	1,035	$12.66
$13.53 – 14.19	1,998	9.61	$14.18	59	$13.89
$14.24 – 14.70	221	6.53	$14.56	144	$14.58
$14.75 – 15.25	2,090	6.78	$15.24	2,022	$15.24
$15.29 – 17.80	933	5.56	$16.75	805	$16.70
$17.81 – 17.81	2,198	3.78	$17.81	2,198	$17.81
$17.82 – 38.15	3,243	4.79	$20.16	3,217	$20.17

$ 0.13 – 38.15	19,094	5.89	$13.75	14,237	$14.34

The following table summarizes stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance at December 31, 2003	19,155	$13.50

Granted	2,316	12.29
Exercised	(817)	7.87
Forfeited	(481)	13.41
Expired	(423)	18.27

Balance at December 31, 2004	19,750	$13.49

Granted	2,356	8.65
Exercised	(504)	7.32
Forfeited	(460)	12.08
Expired	(694)	17.58

Balance at December 31, 2005	20,448	$12.98

Granted	2,344	14.11
Exercised	(2,771)	(8.09)
Forfeited	(234)	(10.16)
Expired	(693)	(16.18)

Balance at December 31, 2006	19,094	$13.75	5.89	$88,704

Options exercisable at December 31, 2006	14,237	$14.34	4.85	$59,395

Options vested at December 31, 2006 and options expected to vest after December 31, 2006	18,982	$13.75	5.87	$88,063

Employee Stock Purchase Plans

In May 1989, the shareholders adopted the 1989 Employee Stock Purchase Plan (US ESPP) and reserved 1,400 shares for issuance. The shareholders subsequently approved amendments to the US ESPP to reserve an additional 18,250 shares, for a total of 19,650 shares authorized for issuance. In June 2002, the Board of Directors adopted the Foreign Subsidiary Employee Stock Purchase Plan, with substantially identical terms. A total of 1,900 shares have been reserved for issuance to foreign employees. The ESPPs provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. Employees purchased 1,522, 2,314 and 2,829 shares under the ESPPs during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 5,065 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. In December 2004, the Board of Directors approved amendments to the ESPPs that increase the Company’s flexibility with respect to any termination of such plans.

Stock-based Compensation Expense

The Company estimates the fair value of stock options and purchase rights under the ESPP plan in accordance with SFAS 123(R) using a Black-Scholes option-pricing model consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements the Company includes in reaching its determination of expected volatility are: (i) historical volatility of the Company’s shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in the Company’s Debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of the Company’s stock options is based on historical experience. Using the Black-Scholes methodology, the weighted average fair value of options granted was $7.06, $4.24 and $5.08 during the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $4.81, $2.66 and $2.33 during the years ended December 31, 2006, 2005 and 2004, respectively. The calculations used the following assumptions:

Stock Option Plans Year ended December 31,	2006	2005	2004
Risk-free interest rate	4.8%	4.0%	3.5%
Dividend yield	0%	0%	0%
Expected life (in years)	4.5	4.4	4.4
Volatility	55%	55%	45%

Employee Stock Purchase Plans Year ended December 31,	2006	2005	2004
Risk-free interest rate	5.1%	3.8%	2.3%
Dividend yield	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25
Volatility	45%	45%	45%

The Company has $26,707 of unrecognized stock-based compensation expense as of December 31, 2006 related to nonvested stock option awards. This expense is expected to be recognized over a weighted average period of approximately 3.25 years. The total intrinsic value of options exercised in the years ended December 31, 2006, 2005 and 2004 were $19,154, $2,318 and $6,286, respectively.

The stock-based compensation expense that is included in the Company’s results of operations for the year ended December 31, 2006 is as follows:

Year ended December 31,	2006
Cost of Revenues:
Service and support	$942
Operating Expense:
Research and development	5,940
Marketing and selling	4,791
General and administrative	1,924

Equity plan-related compensation expense	$13,597

Tax benefit associated with the exercise of stock options	$390

On December 16, 2005, the Company accelerated the vesting of all outstanding non-director stock options with an exercise price equal to or greater than $15.00, which were awarded to employees and officers under the Company’s various stock option plans. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles under APB 25. The Company took this action to reduce future costs under SFAS 123R.

Employee Savings Plan

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company currently matches 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. The Company’s matching contributions to the Savings Plan were $5,817, $5,738 and $5,251 in the years ended December 31, 2006, 2005 and 2004, respectively.

16. Common Stock Warrants

On February 22, 2002, as part of the purchase price for an acquisition, the Company issued warrants to purchase 50 shares of the Company’s common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of December 31, 2006.

17. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income:

As of December 31,	2004			2005		2006
	Beginning of Year Balance	Changes During Year	End of Year Balance	Changes During Year	End of Year Balance	Changes During Year	End of Year Balance
Foreign currency translation adjustment (Note 3)	$25,922	$4,840	$30,762	$(9,438)	$21,324	$7,493	$28,817

Unrealized gain on derivatives (Note 6)	—	1,144	1,144	(1,144)	—	1,833	1,833

Minimum pension liability	(935)	80	(855)	185	(670)	670	—

Pension liability under SFAS 158	—	—	—	—	—	(1,158)	(1,158)

Accumulated other comprehensive income	$24,987	$6,064	$31,051	$(10,397)	$20,654	$8,838	$29,492

18. Commitments and Contingencies

Leases

The Company leases a majority of its field sales offices and research and development facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in its research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,
2007	$2,523
2008	30,078
2009	27,465
2010	21,489
2011	15,993
2012	10,221
Thereafter	24,489

Total	$132,258

Rent expense under operating leases was $31,355, $31,759 and $35,403 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company entered into agreements to sublease portions of its facility sites. Under terms of these agreements future rental receipts of $111, $1,317, $1,207, $1,207, $1,153, and $0 are expected in the fiscal years ending January 31, 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

Indemnifications

The Company’s license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. The indemnification is generally limited to the amount paid by the customer. At December 31, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time the Company is involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relation matters. Periodically, the Company reviews the status of various disputes and litigation matters and assesses each potential exposure. If the potential loss from any dispute or legal matter is considered probable and the amount or the range of loss can be estimated, the Company will accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation matters and may revise estimates. The Company believes that the outcome of current litigation, individually and in the aggregate, will not have a material affect on the Company’s results of operations.

19. Other Income, Net

Other income, net is comprised of the following:

Year ended December 31,	2006	2005	2004
Interest income	$23,276	$14,332	$8,159
Loss on sale of accounts receivable	(4,661)	(1,576)	(24)
Gain on sale of investments and property	895	1,757	1,403
(Loss) gain on hedge ineffectiveness (Note 6)	(1,113)	3,150	—

Foreign exchange (loss) gain	(354)	143	(499)
Other, net	(836)	(913)	(675)

Other income, net	$17,207	$16,893	$8,364

20. Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

Year ended December 31,	2006	2005	2004
Cash paid for:
Interest (1)	$24,719	$19,585	$16,489
Income taxes	$7,061	$3,977	$1,780
Stock, stock warrant and stock options issued for purchase of businesses	$—	$—	$49,576
Equipment acquired with capital leases	$—	$—	$176

(1)	Cash paid for interest for the year ended December 31, 2006, includes (i) $4,716 for the call premium on the 6 7/8% Notes, (ii) $869 for the call premium on the Floating Rate Debentures, and (iii) $3,509 in interest accrued to the dates of retirement of the 6 7/8% Notes and Floating Rate Debentures. Refer to Note 11, “Long-Term Notes Payable” for more information regarding the retirements of the 6 7/8% Notes and the Floating Rate Debentures.

The Company has entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the years ended December 31, 2006, 2005 and 2004, the Company sold trade receivables in the amounts of $29,144, $27,719 and $5,017, respectively, and term receivables in the amounts of $31,368, $10,821 and $0, respectively, for net proceeds of $55,851, $36,964 and $4,993, respectively.

21. Related Party Transactions

Certain members of the Company’s Board of Directors also serve on the Board of Directors of certain of the Company’s customers. During the years ended December 31, 2006 and 2005, aggregate revenues of $32,044 and $21,959, respectively, which represented 4.0% and 3.1%, respectively, of the Company’s total revenues, were recognized from these customers. Management believes the transactions between the Company and these customers were carried out on an arm’s length basis.

22. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS 131, the Company reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. The Company’s CODMs are the Chief Executive Officer and the President.

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

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and merger and acquisition related charges. Reportable segment information is as follows:

Year ended December 31,	2006	2005	2004
Revenues:
North America	$364,088	$304,554	$306,911
Europe	204,364	215,047	199,417
Japan	117,517	99,301	131,107
Pacific Rim	105,614	86,347	73,521

Total	$791,583	$705,249	$710,956

Operating Income (Loss):
North America	$216,280	$167,550	$172,775
Europe	108,178	119,324	106,618
Japan	78,923	58,425	89,116
Pacific Rim	81,286	65,486	54,947
Corporate	(434,406)	(392,464)	(384,281)

Total	$50,261	$18,321	$39,175

Depreciation and Amortization of Property, Plant and Equipment:
North America	$14,778	$14,923	$16,076
Europe	5,885	5,169	4,959
Japan	1,487	1,500	1,294
Pacific Rim	3,150	2,830	2,089

Total	$25,300	$24,422	$24,418

Capital Expenditures:
North America	$18,372	$14,416	$13,165
Europe	6,097	6,597	5,184
Japan	1,666	1,117	2,417
Pacific Rim	3,154	4,116	3,766

Total	$29,289	$26,246	$24,532

As of December 31,	2006	2005	2004
Plant, Property and Equipment, net:
North America	$62,354	$59,474	$68,835
Europe	13,873	12,702	13,236
Japan	3,044	2,709	3,494
Pacific Rim	6,829	6,729	5,659

Total	$86,100	$81,614	$91,224

Identifiable Assets:
North America	$738,450	$690,440	$692,701
Europe	283,710	241,164	200,454
Japan	63,352	56,642	79,193
Pacific Rim	40,727	32,691	40,287

Total	$1,126,239	$1,020,937	$1,012,635

A reconciliation of total Revenues and total Plant, Property and Equipment by country of domicile is as follows:

Year ended December 31,	2006	2005	2004
Revenues:
United States	$346,997	$289,587	$292,021
Other	444,586	415,662	418,935

Total	$791,583	$705,249	$710,956

As of December 31,	2006	2005	2004
Plant, Property and Equipment, net:
United States	$62,042	$59,413	$68,700
Other	24,058	22,201	22,524

Total	$86,100	$81,614	$91,224

The Company segregates revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

Year ended December 31,	2006	2005	2004
Revenues:
Integrated circuit design	$561,798	$491,026	$498,236
Systems design	200,193	185,252	184,798
Professional services	29,592	28,971	27,922

Total	$791,583	$705,249	$710,956

23. Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	March 31	June 30	September 30	December 31
2006
Total revenues	$176,322	$178,433	$190,635	$246,193
Gross margin	$148,522	$150,653	$161,613	$216,050
Operating income (loss)	$(973)	$1,112	$4,624	$45,498
Net income (loss)	$(5,860)	$(448)	$2,530	$30,982
Net income (loss) per share, basic	$(0.07)	$(0.01)	$0.03	$0.37
Net income (loss) per share, diluted	$(0.07)	$(0.01)	$0.03	$0.36

2005
Total revenues	$164,334	$154,836	$164,809	$221,270
Gross margin	$136,978	$126,969	$138,971	$191,619
Operating income (loss)	$(3,050)	$(16,286)	$1,786	$35,871
Net income (loss)	$(4,386)	$(6,843)	$159	$16,877
Net income (loss) per share, basic	$(0.06)	$(0.09)	$0.00	$0.21
Net income (loss) per share, diluted	$(0.06)	$(0.09)	$0.00	$0.21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mentor Graphics Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Portland, Oregon
February 27, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has issued their report on management’s assessment of our internal control over financial reporting. That report appears below.

(2) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(3) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(1)), that Mentor Graphics Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mentor Graphics Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
KPMG LLP
Portland, OR
February 27, 2007

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our Directors will be included under “Election of Directors” in our 2007 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included herein on pages 8-9 under the caption “Executive Officers of Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2007 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board of Independence, Committees and Meetings” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under “Director Compensation in 2006”, “Information Regarding Executive Officer Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under “Election of Directors”, “Information Regarding Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under “Information Regarding the Board of Directors – Board of Independence, Committees and Meetings” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under “Independent Auditors” in our 2007 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1 Financial Statements:

The following consolidated financial statements are included in Item 8:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	75

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

Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co.

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.

B.

Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate

Convertible Subordinated Debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration

Statement on Form S-3 (Registration No. 333-109885).

	C.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

D.

Credit Agreement dated as of June 1, 2005 between the Company, Bank of America, N.A. as agent and the other lenders.

Incorporated by reference to Exhibit 4.F to the Company’s Current Report on Form 8-K filed on June 7, 2005.

E.

First Amendment to Credit Agreement dated as of November 8, 2005 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.G to the Company’s Annual Report on Form 10-K for

the fiscal year ended December 31, 2005.

F.

Second Amendment to Credit Agreement dated as of June 20, 2006 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.A to the Company’s Quarterly Report on Form 10-Q

for the quarter ended June 30, 2006.

G.

Indenture dated as of March 3, 2006 between the Company and Wilmington Trust Company, as Trustee, related to

6.25% Convertible Subordinated Debentures due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s

Current Report on Form 8-K filed on March 9, 2006

H.

Registration Rights Agreement dated March 3, 2006, between the Company and Merrill Lynch, Pierce Fenner & Smith

Incorporated, Banc of America Securities LLC and UBS Securities LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006

10.	*A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on December 1, 2006.

	*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

	*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Current Report on Form 8-K filed on May 19, 2006.

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

	*G.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.G to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*H.

Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors.

Incorporated by reference to Exhibit 10.E to the Company’s Annual Report on Form 10-K for the fiscal year ended

December 31, 1998.

	*I.	Form of Severance Agreement entered into between the Company and each of its executive officers.

21.		List of Subsidiaries of the Company.

23.		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated: February 19, 2007	By	/S/WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	February 19, 2007
Walden C. Rhines

(2)	Principal Financial Officer:

	/S/ GREGORY K. HINCKLEY	President	February 19, 2007
Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/S/ ANTHONY B. ADRIAN	Vice President, Corporate Controller	February 22, 2007
Anthony B. Adrian

(4)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	February 19, 2007
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	February 19, 2007
Gregory K. Hinckley

	/S/ SIR PETER BONFIELD	Director	February 19, 2007
Sir Peter Bonfield

	/S/ MARSHA B. CONGDON	Director	February 22, 2007
Marsha B. Congdon

	/S/ JAMES R. FIEBIGER	Director	February 17, 2007
James R. Fiebiger

	/S/ KEVIN C. MCDONOUGH	Director	February 19, 2007
Kevin C. McDonough

	/S/ PATRICK B. McMANUS	Director	February 19, 2007
Patrick B. McManus

	/S/ FONTAINE K. RICHARDSON	Director	February 19, 2007
Fontaine K. Richardson

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands Description	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31, 2004

Allowance for doubtful accounts[1]	$4,149	$1,488	$365	$5,272

Accrued restructuring costs	$14,251	$8,455	$10,374	$12,332

Year ended December 31, 2005

Allowance for doubtful accounts[1]	$5,272	$676	$1,461	$4,487

Accrued restructuring costs	$12,332	$6,777	$7,485	$11,624

Year ended December 31, 2006

Allowance for doubtful accounts[1]	$4,487	$876	$608	$4,755

Accrued restructuring costs	$11,624	$5,668	$11,000	$6,292

(1)	Deductions primarily represent accounts written off during the period