Form 10-Q
period 2007-04-30
MENTOR GRAPHICS CORP
filed 2007-06-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

December 31

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

Number of shares of common stock, no par value, outstanding as of June 4, 2007: 85,385,828

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2007	Three Months Ended March 31, 2006	One Month Ended January 31, 2007
In thousands, except per share data
Revenues:
System and software	$113,858	$102,940	$7,876
Service and support	76,605	73,382	23,006

Total revenues	190,463	176,322	30,882

Cost of revenues:
System and software	4,488	4,315	1,368
Service and support	22,183	20,250	8,261
Amortization of purchased technology	3,042	3,235	1,143

Total cost of revenues	29,713	27,800	10,772

Gross margin	160,750	148,522	20,110

Operating expenses:
Research and development	59,190	55,063	20,590
Marketing and selling	72,560	66,971	23,324
General and administration	22,940	20,919	8,025
Amortization of intangible assets	1,378	1,126	460
Special charges	4,053	5,236	119
In-process research and development	—	180	—

Total operating expenses	160,121	149,495	52,518

Operating income (loss)	629	(973)	(32,408)
Other income, net	5,541	2,194	2,728
Interest expense	(5,118)	(12,269)	(1,707)

Income (loss) before income taxes	1,052	(11,048)	(31,387)
Income tax expense (benefit)	762	(5,188)	(1,038)

Net income (loss)	$290	$(5,860)	$(30,349)

Net income (loss) per share:
Basic	$—	$(0.07)	$(0.36)

Diluted	$—	$(0.07)	$(0.36)

Weighted average number of shares outstanding:
Basic	85,158	80,108	84,590

Diluted	88,083	80,108	84,590

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of April 30, 2007	As of December 31, 2006	As of January 31, 2007
In thousands
Assets
Current assets:
Cash and cash equivalents	$98,473	$83,031	$95,232
Short-term investments	24,403	46,826	43,750
Trade accounts receivable, net of allowance for doubtful accounts of $5,087, $4,755 and $4,405, respectively	278,403	263,126	251,453
Other receivables	8,937	10,428	8,861
Inventory	4,095	2,882	3,373
Prepaid expenses and other	19,518	16,369	22,088
Deferred income taxes	9,883	12,549	10,199

Total current assets	443,712	435,211	434,956
Property, plant and equipment, net of accumulated depreciation of $191,800, $182,791 and $184,519, respectively	90,415	86,100	86,956
Term receivables, long-term	126,891	162,157	136,641
Goodwill	370,072	368,652	368,218
Intangible assets, net of accumulated amortization of $79,120, $73,097 and $74,700, respectively	22,227	27,882	26,141
Deferred income taxes	32,948	20,947	29,963
Other assets	20,104	25,290	20,500

Total assets	$1,106,369	$1,126,239	$1,103,375

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$12,039	$7,181	$8,986
Accounts payable	15,352	20,122	19,304
Income taxes payable	3,599	45,521	45,955
Accrued payroll and related liabilities	65,288	105,009	86,843
Accrued liabilities	34,940	34,938	35,567
Deferred revenue	145,864	116,237	128,773

Total current liabilities	277,082	329,008	325,428
Notes payable	246,450	249,852	249,851
Other long-term liabilities	54,959	14,312	14,047

Total liabilities	578,491	593,172	589,326

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 85,317, 83,542 and 84,819 issued and outstanding, respectively	453,095	430,847	444,230
Retained earnings	42,669	72,728	42,379
Accumulated other comprehensive income	32,114	29,492	27,440

Total stockholders’ equity	527,878	533,067	514,049

Total liabilities and stockholders’ equity	$1,106,369	$1,126,239	$1,103,375

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30, 2007	Three Months Ended March 31, 2006	One Month Ended January 31, 2007
In thousands
Operating Cash Flows:
Net income (loss)	$290	$(5,860)	$(30,349)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,474	6,097	2,436
Amortization	4,988	4,867	1,793
Write-off of debt issuance costs	62	2,154	—
Gain on debt extinguishment	—	(999)	—
Stock based compensation	3,065	2,941	1,053
Deferred income taxes	(2,670)	(1,027)	(6,664)
Changes in other long-term liabilities	(1,531)	(493)	(182)
In-process research and development	—	180	—
Loss (gain) on disposal of property, plant and equipment, net	49	575	(10)
Changes in operating assets and liabilities:
Trade accounts receivable	(21,831)	21,275	10,048
Prepaid expenses and other	1,592	844	(803)
Term receivables, long-term	12,293	5,384	24,906
Accounts payable and accrued liabilities	(27,515)	(24,076)	(17,558)
Income taxes payable	(970)	(5,909)	704
Deferred revenue	14,639	10,503	13,258

Net cash (used in) provided by operating activities	(11,065)	16,456	(1,368)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	23,248	25,804	18,810
Purchases of short-term investments	(3,901)	(31,435)	(15,734)
Purchases of property, plant and equipment	(9,062)	(3,222)	(3,677)
Acquisitions of businesses and equity interests	(2,248)	(4,165)	218

Net cash provided by (used in) investing activities	8,037	(13,018)	(383)

Financing Cash Flows:
Proceeds from issuance of common stock	5,800	7,859	12,134
Excess tax benefit from share options exercised	—	—	196
Net increase (decrease) in short-term borrowings	2,944	(812)	1,908
Debt issuance costs	—	(5,750)	—
Proceeds from long-term notes payable	—	200,000	—
Repayment of long-term notes payable	(3,401)	(204,193)	—

Net cash provided by (used in) financing activities	5,343	(2,896)	14,238

Effect of exchange rate changes on cash and cash equivalents	926	151	(286)

Net change in cash and cash equivalents	3,241	693	12,201
Cash and cash equivalents at beginning of period	95,232	74,653	83,031

Cash and cash equivalents at end of period	$98,473	$75,346	$95,232

See accompanying notes to unaudited consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

(1)	General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

(2)	Change in Fiscal Year—On July 19, 2006, the Board of Directors adopted a new fiscal year end. Our new fiscal year will end on January 31, beginning with the fiscal year ending January 31, 2008, which we refer to as fiscal 2008. We have included information covering the transition period from January 1, 2007 to January 31, 2007 in this Form 10-Q pursuant to Rule 13a-10 of the Securities and Exchange Act of 1934, as amended. We did not experience a significant amount of business activity or product shipment in January 2007 and have reported a loss for that period. The low level of business activity and product shipment resulted in part from the historical pattern of low levels of business activity in January, and in part because we did not implement significant sales incentive compensation programs for that one-month period.

References in this Form 10-Q to the first quarter of fiscal 2008 represent the three months ended April 30, 2007. References in this Form 10–Q to the first quarter of 2006 represent the three months ended March 31, 2006. We have not submitted financial information for the three months ending April 30, 2006 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the first quarter of 2006 provides a meaningful comparison to the first quarter of fiscal 2008. We do not believe that there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three months ended April 30, 2006 were presented in lieu of results for the first quarter of 2006.

(3)	Summary of Significant Accounting Policies —

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of us and our wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities and equipment, as described in Note 15.

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

Service and support revenues – Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. We record professional service revenue as the services are provided to the customer. Support services revenue is recognized ratably over the support services term.

We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We determine whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1. Persuasive evidence of an arrangement exists – Generally, we use the customer signed contract as evidence of an arrangement for term licenses. For perpetual licenses, we use either a signed customer contract or a qualified customer purchase order as evidence of an arrangement. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

2. Delivery has occurred – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. Our software license agreements generally do not contain conditions for acceptance. With respect to emulation hardware, title is transferred to the customer upon shipment. We offer non-essential installation services for emulation hardware sales or the customer may elect to perform the installation without assistance from us. Our emulation hardware product agreements generally do not contain conditions for acceptance.

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

Reclassifications

Certain immaterial reclassifications have been made in the accompanying consolidated financial statements for the three months ended March 31, 2006 to conform to the presentation for the three months ended April 30, 2007. Specifically, we made reclassifications on the Condensed Consolidated Statements of Operations between Other Income, Net and Interest Expense.

(4)	Accounting for Stock-Based Compensation—On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In March 2005, the SEC issued SAB No. 107, which provided supplemental implementation guidance for SFAS 123(R).

Stock Option Plans and Stock Plan

We have three common stock option plans which provide for the granting of incentive stock options (ISOs), nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance-based awards. The three stock option plans are administered by the Compensation Committee of the Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the company.

We also have a stock plan that provides for the sale of common stock to officers, key employees, and non-employee consultants of us and our subsidiaries. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a non-qualified stock option.

Options under all four plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant. At April 30, 2007, 8,982 shares were available for future grant.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2006	19,094	$13.75
Granted	7	$18.87
Exercised	(473)	$10.80
Forfeited	(50)	$11.07
Expired	(9)	$17.87

Balance at January 31, 2007	18,569	$13.83
Granted	107	$17.33
Exercised	(498)	$9.97
Forfeited	(77)	$11.71
Expired	(44)	$19.24

Balance at April 30, 2007	18,057	$13.95

Employee Stock Purchase Plans

We have an Employee Stock Purchase Plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date, not to exceed a total of $25 of fair market value per calendar year. At April 30, 2007, 4,261 shares remain available for future purchase under the ESPPs.

Stock-based Compensation Expense

Stock-based compensation expense is recorded based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. We have recorded $3,065, $2,941, and $1,053 of stock-based compensation expense for the three months ended April 30, 2007 and March 31, 2006 and for the one month ended January 31, 2007, respectively. In accordance with SFAS 123(R), we will present tax benefits from the exercise of stock options that exceed the tax benefits for those options previously recorded under SFAS 123(R) as a financing activity in the consolidated statements of cash flows. We recorded $196 of excess tax benefits for the one month period ended January 31, 2007. We did not record any excess tax benefits for the three months ended April 30, 2007 and March 31, 2006.

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS 123(R) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements we include in reaching our determination of expected volatility are: (i) historical volatility of our shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in our Debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of our stock options is based on historical experience. Using the Black-Scholes methodology, the weighted average fair value of options granted was $8.61, $5.50, and $9.41 per share during the three months ended April 30, 2007 and March 31, 2006 and during the one month ended January 31, 2007, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $4.28, $5.24, and $4.28 during the three months ended April 30, 2007 and March 31, 2006 and during the one month ended January 31, 2007, respectively. The calculations used the following assumptions:

Stock Option Plans	Three Months Ended April 30, 2007	Three Months Ended March 31, 2006	One Month Ended January 31, 2007
Risk-free interest rate	4.6%	4.5%	4.8%
Dividend yield	0%	0%	0%
Expected life (in years)	4.5	4.5	4.5
Volatility	55%	55%	55%

Employee Stock Purchase Plans	Three Months Ended April 30, 2007	Three Months Ended March 31, 2006	One Month Ended January 31, 2007
Risk-free interest rate	5.0%	4.6%	5.1%
Dividend yield	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25
Volatility	45%	45%	45%

(5)	Net Income (Loss) Per Share—Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs and warrants using the treasury stock method. Potentially dilutive common shares also consist of common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Net income (loss)	$290	$(5,860)	$(30,349)
Weighted average shares used to calculate basic net income (loss) per share	85,158	80,108	84,590
Employee stock options and employee stock purchase plan	2,925	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	88,083	80,108	84,590

Basic net income (loss) per share	$—	$(0.07)	$(0.36)

Diluted net income (loss) per share	$—	$(0.07)	$(0.36)

Options and warrants to purchase 8,120, 20,283 and 18,830 shares of common stock for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively, were excluded from the computation of diluted earnings per share. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS 128, “Earnings per Share.”

The effect of the conversion of our 6  7/8% Convertible Subordinated Notes due 2007, the Floating Rate Convertible Subordinated Debentures due 2023, and the 6.25% Convertible Subordinated Debentures due 2026 for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the 6  7/8% Notes had been dilutive, our net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $1,693 and additional incremental shares of 6,133 for the three months ended March 31, 2006. If the Floating Rate Debentures had been dilutive, our net income (loss) per share would have included additional earnings of $550, $1,079 and $203 for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively, and incremental shares of 2,049, 4,454 and 2,130 for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively. In accordance with SFAS 128, “Earnings per Share,” we presume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the 6.25% Debentures had been dilutive, additional earnings of $2,061, $643 and $688 and incremental shares of 116, 54 and 290 would have been included in the calculation of net income (loss) per share for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7, “Long-Term Notes Payable.”

(6)	Short-Term Borrowings —In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the first four months of 2007 and during the year 2006 against this credit facility and had no balance outstanding at April 30, 2007, December 31, 2006 or January 31, 2007.

Other short-term borrowings at April 30, 2007 included $7,823 in amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which will be remitted to the financial institutions during the second quarter of fiscal 2008. Other short-term borrowings at December 31, 2006 and January 31, 2007 included $1,938 and $4,488, respectively in amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which were remitted to the financial institutions prior to April 30, 2007.

Other short-term borrowings also included borrowings on multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $4,216, $5,243 and $4,498 were outstanding under these facilities at April 30, 2007, December 31, 2006 and January 31, 2007, respectively.

(7)	Long-Term Notes Payable—Long-Term Notes Payable consisted of the following:

	As of April 30, 2007	As of December 31, 2006	As of January 31, 2007
6.25% Debentures due 2026	$200,000	$200,000	$200,000
Floating Rate Debentures due 2023	46,450	49,850	49,850
Other	—	2	1

Total Long-Term Notes Payable	$246,450	$249,852	$249,851

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering pursuant to Securities Act Rule 144A. Also in March 2006, we used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the 6  7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of our common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of our common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change which occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures due 2023. Some or all of the 6.25% Debentures may be redeemed by us for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933 fulfilling the requirement of the related registration rights agreement. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.01%, 6.18% and 7.02% for the three months ended April 30, 2007 and March 31, 2006, and one month ended January 31, 2007, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,985 shares as of April 30, 2007. These circumstances generally include (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by us for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,400 for a total purchase price of $3,502. As a result, a principal amount of $46,450 remains outstanding as of April 30, 2007. In connection with this purchase, during the three months ended April 30, 2007, we incurred a before tax net loss on the early extinguishment of debt of $164, which included a $102 premium on the repurchased Floating Rate Debentures and a write-off of $62 of a portion of unamortized deferred debt issuance costs.

6  7/8% Notes due 2007: In March 2006, we used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the 6  7/8% Convertible Subordinated Notes (Notes) due 2007. In connection with this retirement, we incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. There were no other long-term notes payable outstanding under these agreements as of April 30, 2007. Other long-term notes payable of $2 and $1 were outstanding under these agreements at December 31, 2006 and January 31, 2007, respectively.

(8)	Supplemental Cash Flow Information—The following provides additional information concerning supplemental disclosures of cash flow activities:

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Cash paid for:
Interest (1)	$7,982	$11,832	$240
Income taxes	$4,268	$1,991	$916

(1)	Cash paid for interest for the three months ended April 30, 2007, included (i) $102 for the premium on the Floating Rate Debentures and (ii) $19 in interest accrued to the date of retirement of the Floating Rate Debentures. Refer to Note 7, “Long-Term Notes Payable” for more information regarding the retirement of the Floating Rate Debentures.

(9)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Net income (loss)	$290	$(5,860)	$(30,349)
Change in pension liability	—	—	16
Change in unrealized gain (loss) on derivative instruments	(595)	1,035	(237)
Change in accumulated translation adjustment	5,269	1,613	(1,831)

Comprehensive income (loss)	$4,964	$(3,212)	$(32,401)

(10)	Special Charges —The following is a summary of the major elements of the special charges:

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Excess leased facility costs	$(16)	$863	$—
Employee severance	3,969	3,592	113
Other	100	781	6

Total special charges	$4,053	$5,236	$119

During the three months ended April 30, 2007, we recorded special charges of $4,053. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $16 during the three months ended April 30, 2007 resulted from the termination of an abandoned facility lease in a lease buyout. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

We rebalanced our workforce by 101 employees during the three months ended April 30, 2007. The reduction impacted several employee groups. Employee severance costs of $3,969 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 57% of these costs were paid during the quarter and we expect to pay the remainder during the fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

Other special charges for the three months ended April 30, 2007 included fees of $100 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

During the three months ended March 31, 2006, we recorded special charges of $5,236. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Excess leased facility costs of $863 during the three months ended March 31, 2006 primarily includes $909 of non-cancelable lease payments, net of sublease income, related to the abandonment of a facility in Europe. Non-cancelable lease payments for the excess leased facility space will be paid over eleven years. Excess leased facility costs were offset by $46 of net costs related to the restoration of two facilities in Europe.

We rebalanced our workforce by 67 employees during the three months ended March 31, 2006. The reduction impacted several employee groups. Employee severance costs of $3,592 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Other special charges for the three months ended March 31, 2006 of $781 included a loss of $628 for the disposal of property and equipment related to the discontinuation of an intellectual property line, $77 for terminated acquisitions that were no longer viable and $76 for other costs.

Included throughout the above special charges for the three months ended March 31, 2006 are costs of $1,613 incurred as a result of actions related to the discontinuation of one of our intellectual property product lines. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Other costs incurred in relation to the product-line discontinuation included a loss of $628 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

During the month ended January 31, 2007, we recorded special charges of $119. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by three employees during the month ended January 31, 2007. The reduction impacted several employee groups. Employee severance costs of $113 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the month in which the charge was recorded. The majority of these costs were paid during the quarter ended April 30, 2007. There have been no significant modifications to the amount of these charges.

Other special charges for the month ended January 31, 2007 included $6 for the write off of costs related to terminated acquisitions that were no longer viable.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during the one month ended January 31, 2007:

	Accrued Special Charges at December 31, 2006	Charges during the one month ended January 31, 2007 (Excluding Asset Write-offs)	Payments during the one month ended January 31, 2007	Accrued Special Charges at January 31, 2007(1)
Employee severance and related costs	$444	$113	$(72)	$485
Excess leased facility costs	5,819	—	(194)	5,625
Other costs	29	6	(3)	32

Total	$6,292	$119	$(269)	$6,142

(1)	Of the $6,142 total accrued special charges at January 31, 2007, $3,971 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $2,171 represented the short-term portion of accrued special charges.

The following table shows changes in accrued special charges during the three months ended April 30, 2007:

	Accrued Special Charges at January 31, 2007	Charges during the three months ended April 30, 2007 (Excluding Asset Write-offs)	Payments during the three months ended April 30, 2007	Accrued Special Charges at April 30, 2007 (1)
Employee severance and related costs	$485	$3,969	$(2,562)	$1,892
Excess leased facility costs	5,625	(16)	(917)	4,692
Other costs	32	100	(100)	32

Total	$6,142	$4,053	$(3,579)	$6,616

(1)	Of the $6,616 total accrued special charges at April 30, 2007, $3,171 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $3,445 represented the short-term portion of accrued special charges.

(11)	Merger and Acquisition Related Charges —In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc., a privately held company based in Pittsburgh, Pennsylvania that is a provider of BETAsoft thermal analysis software. We are integrating the acquired technology into our systems design division product offerings. The total purchase price including acquisition costs was $838. The excess of tangible assets acquired over liabilities assumed was $4. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $614, technology of $71, and other identified intangible assets of $149. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years.

In January 2006, we acquired 100% of the shares of EverCAD Corporation, a privately held electronic design automation (EDA) company based in Taiwan that specializes in advanced circuit simulation and analysis tools. We are integrating the acquired technology into our analog mixed signal verification product family. The total purchase price including acquisition costs was $5,070. The excess of tangible assets acquired over liabilities assumed was $1,879. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $1,894, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. The technology and the other identified intangible assets are being amortized to cost of revenues and operating expenses, respectively, over three years.

During the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, we recorded earn-outs based on related revenues derived from products and technologies acquired in current and prior years’ acquisitions of $354, $251 and $64, respectively.

The separate results of operations for the acquisitions during the three months ended April 30, 2007 were not material compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations are included in our consolidated financial statements from the date of acquisition forward.

(12)	Other Income, Net – The following provides a summary of other income, net:

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Interest income	$7,034	$5,209	$2,493
Loss on sale of accounts receivable (1)	(846)	(1,438)	(310)
Gain (loss) on hedge ineffectiveness	2	(1,046)	38
Foreign exchange (loss) gain	(413)	(446)	563
Other, net	(236)	(85)	(56)

Other income, net	$5,541	$2,194	$2,728

(1)	We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, we sold trade receivables in the amounts of $5,822, $7,818 and $3,440, respectively, and term receivables in the amounts of $7,319, $9,265 and $2,743, respectively, for net proceeds of $12,295, $15,645 and $5,873, respectively.

(13)	New Accounting Standards—FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on February 1, 2007, the first day of fiscal 2008. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The adoption of FIN 48 did not have a cumulative effect on our retained earnings. Upon adoption, the liability for income taxes associated with uncertain tax positions at February 1, 2007 was $44,115. This liability can be reduced by $1,140 of offsetting tax benefits associated with the correlative effects of deductible interest and potential state income tax adjustments. Our uncertain tax positions, if recognized, would favorably affect our effective tax rate. In addition, consistent with the provisions of FIN 48, we reclassified $42,730 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Condensed Consolidated Balance Sheet at February 1, 2007 was $1,848.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years, noting the United States remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the United States, Germany, and Japan. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the United States by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004 and 2005 tax years. In March 2007, the IRS issued a Revenue Agent’s Report in which adjustments were asserted totaling $146,600 of additional taxable income for 2002 through 2004. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Within the next twelve months, it is reasonably possible that events, such as the settlement of audits or the expiration of certain statute of limitations, may occur that would affect our reserves and effective tax rate. Further, various events could cause us to re-evaluate our reserves. Accrued income tax-related interest and penalties for the quarter were $441.

(14)

Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where we are in a long position and the Euro and the British pound where we are in a short position. More than half of our revenues and approximately one-third of our expenses were generated outside of the United States for the three months ended April 30, 2007 and the one month ended January 31, 2007. For the three months ended April 30, 2007 and the one month ended January 31, 2007, approximately one-fourth of European and ninety percent of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the United States dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. The effective portions of the net gains or losses on foreign currency contracts are reported as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. We discontinue hedge accounting prospectively when it is determined that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, hedge accounting treatment is also discontinued prospectively and amounts deferred are reclassified to other income, net.

We had $328,455, $237,532 and $372,271 of notional value foreign currency forward and option contracts outstanding at April 30, 2007, December 31, 2006 and January 31, 2007, respectively. Notional amounts do not quantify risk or represent our assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheets, was $2,467, $3,096 and $1,438 at April 30, 2007, December 31, 2006 and January 31, 2007, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to our hedging program:

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Beginning balance	$1,596	$—	$1,833
Changes in fair value of cash flow hedges	615	877	243
Hedge ineffectiveness recognized in earnings	2	(2)	38
Net (gain) loss transferred to earnings	(1,212)	160	(518)

Net unrealized gain	$1,001	$1,035	$1,596

The remaining balance in accumulated other comprehensive income at April 30, 2007 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2008. These amounts will be transferred to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months. We transferred a deferred gain of $148, deferred loss of $165, and deferred gain of $26 to system and software revenues relating to foreign currency contracts hedging revenues for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively. We transferred a deferred gain of $1,064, $5 and $492 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively.

We enter into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. These foreign exchange contracts are not designated as hedges. Changes in the fair value of these contracts are recognized currently in earnings in other income, net to offset the remeasurement of the related assets and liabilities.

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in other income, net, of $556, $576 and $230 for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively. We recorded expense related to time value in interest expense of $452, $680 and $211 for the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively.

(15)	Commitments and Contingencies—

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases.

Income Taxes

As discussed in Note 13 to our Consolidated Financial Statements, as of April 30, 2007 we have approximately $44,115 of liabilities for income taxes associated with uncertain income tax positions. $42,730 of these liabilities are included in other long-term liabilities in our Condensed Consolidated Balance Sheet as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the amount or timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” The indemnification is generally limited to the amount paid by the customer. At April 30, 2007, we are not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess each potential exposure. If the potential loss from any dispute or legal matter is considered probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

(16)	Related Party Transactions—Certain members of our Board of Directors also serve on the Board of Directors of certain of our customers. We recognized revenue from these customers of $7,511, $7,774 and $2,326 during the three months ended April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively. The related party revenue amounts represented 3.9%, 4.4% and 7.5% of our total revenues for the three months ended each of April 30, 2007 and March 31, 2006 and the one month ended January 31, 2007, respectively. Management believes the transactions between these customers and us were carried out on an arm’s length basis.

(17)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS 131, we reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer and the President.

We operate exclusively in the electronic design automation (EDA) industry. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. We sell and license our products through our direct sales force in North America, Europe, Japan and the Pacific Rim and through distributors where third parties can extend sales reach more effectively or efficiently. Our reportable segments are based on geographic area.

All intercompany revenues and expenses are eliminated in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and in-process research and development charges. Reportable segment information is as follows:

	Three months ended		One month ended January 31, 2007
	April 30, 2007	March 31, 2006
Revenues
North America	$89,619	$63,688	$13,675
Europe	45,546	49,679	9,566
Japan	29,592	38,981	4,625
Pacific Rim	25,706	23,974	3,016

Total	$190,463	$176,322	$30,882

Operating income (loss)
North America	$53,664	$32,447	$2,501
Europe	21,176	27,331	419
Japan	20,917	28,687	1,332
Pacific Rim	19,613	18,462	681
Corporate	(114,741)	(107,900)	(37,341)

Total	$629	$(973)	$(32,408)

Net income (loss) before income taxes
North America	$52,177	$22,536	$2,269
Europe	22,360	26,643	1,423
Japan	21,471	29,056	1,501
Pacific Rim	19,785	18,617	761
Corporate	(114,741)	(107,900)	(37,341)

Total	$1,052	$(11,048)	$(31,387)

We segregate revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended		One month ended January 31, 2007
	April 30, 2007	March 31, 2006
Revenues
Integrated Circuit Design	$135,060	$123,959	$22,129
Systems Design	47,529	45,255	8,076
Professional Services	7,874	7,108	677

Total	$190,463	$176,322	$30,882

(18)	Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for us as of the beginning of fiscal 2009. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not anticipate that the adoption of SFAS 157 will have a material impact upon our consolidated financial statements.

(19)	Subsequent Event—On June 8, 2007, we acquired 100% of the shares of Sierra Design Automation, Inc., a privately held electronic design automation company based in Santa Clara, California that specializes in integrated circuit implementation solutions. We will offer their products on a stand-alone basis. The total purchase price including acquisition costs is $90 million, of which approximately half will be paid in common stock and half will be paid in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All numerical references in thousands, except for percentages and per share data)

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Part II, Item 1A “Risk Factors.”

Overview

THE COMPANY

We are a supplier of electronic design automation (EDA) systems — advanced computer software, emulation hardware systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software used in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military/aerospace, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development and professional service offices worldwide.

We changed our fiscal year end from December 31 to January 31 beginning with the fiscal year ending January 31, 2008, which we refer to as fiscal 2008. This change took effect following the completion of the year ended December 31, 2006, and as a result we have included information covering the transition period from January 1, 2007 to January 31, 2007 in this Form 10-Q pursuant to Rule 13a-10 of the Securities and Exchange Act of 1934, as amended. We did not experience a significant amount of business activity or product shipment in January 2007 and have reported a loss for that period. The low level of business activity and product shipment resulted in part from the historical pattern of low levels of business activity in January, and in part because we did not implement significant sales incentive compensation programs for that one-month period.

BUSINESS ENVIRONMENT

Business at the end of 2006 continued to be strong and broad-based with system and software bookings up compared to the prior year. That strength continued during the first quarter of fiscal 2008, with bookings up 15% compared to the first quarter of 2006, led by growth in Integrated System Design, Scalable Verification and our automotive products. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the three months ended April 30, 2007, we experienced an 11% increase in system and software revenues as compared to the three months ended March 31, 2006. With this growth in system and software revenues, we have experienced seven consecutive quarters of year over year growth. The ten largest transactions for the three months ended April 30, 2007 accounted for approximately 46% of total system and software bookings as compared to 48% in the three months ended March 31, 2006. The number of new customers during the three months ended April 30, 2007 was up 13% from the levels experienced during the three months ended March 31, 2006.

Our bookings growth in the quarter was broad-based including targeted business areas rather than from significant term contract renewal activity. Emulation experienced strong results following the formal announcement of Veloce, and an increase in bookings for automotive networking products resulted from continued efforts to meet customer requirements in non-traditional EDA markets. Integrated System Design and New and Emerging also experienced growth compared to the first quarter of the prior year. The Calibre family of products was relatively flat compared to the first quarter of the prior year. This is notable as the prior year period experienced a nearly 250% increase in system and software bookings over the comparable period of 2005.

Management believes fiscal 2008 looks positive for us and for the EDA industry in general. Last year the EDA industry experienced significant growth and industry-wide first quarter results suggest that this trend will continue. EDA forecasts of a strong year in calendar 2007 are based on the current trends as well as our belief that typical cycles of growth within EDA are four to five years.

We will continue our strategy of developing best in class point tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Summary of Significant Accounting Policies” in Note 3 of the Notes to Unaudited Consolidated Financial Statements for a description of the types of product licenses we sell. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2006 marked the sixth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend continued during the three months ended April 30, 2007 and we believe this trend will continue for fiscal 2008. Our customers continue to move toward the term license model, which generally provides the customer with greater flexibility for product usage, including the option to share products between multiple product development locations and reconfigure which products they use at regular intervals from a fixed product list. Many of our customers have converted their existing installed base from perpetual to term licenses.

Under this ongoing shift from perpetual licenses to term licenses with upfront revenue recognition, which our management views as a positive trend, we expect no significant impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses and into term licenses, the renewability and repeatability of our business is increased. This provides opportunity for increased distribution of newer products earlier in their lifecycles.

Product Developments

During the first quarter of fiscal 2008, we continued to execute our strategy of focusing on solving new technical problem areas facing customers, as well as building upon our well-established product families. Our management believes that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

In February 2007, we announced the release of Board Station® XE, the next-generation version of our Board Station design flow for large enterprise customers. In March, we announced a technology launch of subsystem intellectual property (IP), beginning with a USB subsystem solution, intended to enable faster design creation and improve overall product quality, with particular benefit for the consumer electronics market. In April 2007, we formally launched the Veloce® product family, comprising three new next-generation hardware-assisted verification platforms. The Veloce Solo, Trio and Quattro products each deliver emulation capability for concurrent hardware-software validation and embedded system verification for key vertical markets such as multimedia/graphics, computing, networking and wireless designs. Management believes that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. Management believes that our relatively young and diverse product lines are positioned for growth over the long-term.

Q1 Fiscal 2008 Financial Performance

•

Total revenues were $190,463 for the three months ended April 30, 2007, an 8% increase over the three months ended March 31, 2006. The increase resulted from strength in IC Design to Silicon and New and Emerging Markets. Revenue strength in IC Design to Silicon was led by the Calibre product family and strength in New and Emerging Markets was concentrated in our Automotive group’s cabling and networking product lines.

•

System and software revenues were $113,858 for the three months ended April 30, 2007, an 11% increase over the three months ended March 31, 2006. Product revenue split by license model for the first quarter of fiscal 2008 was 60% term with upfront revenue recognition, 25% perpetual and 15% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to first quarter 2006 product revenue splits of 55% term with upfront revenue recognition, 28% perpetual and 17% term with ratable revenue recognition.

•	Service and support revenues were $76,605 for the three months ended April 30, 2007, a 4% increase over the three months ended March 31, 2006.

•

By geography, revenues in the Americas increased 41% for the three months ended April 30, 2007, as compared to the three months ended March 31, 2006. Revenues decreased in Europe 8% for the three months ended April 30, 2007 as compared to the three months ended March 31, 2006. Revenues decreased in Japan 24% for the three months ended April 30, 2007 as compared to the three months ended March 31, 2006. Revenues increased in the Pacific Rim 7% for the three months ended April 30, 2007 as compared to the three months ended March 31, 2006. The Americas contributed the largest share of revenues at 47% for the three months ended April 30, 2007, an increase from 36% for the three months ended March 31, 2006.

•	Net income was $290 for the three months ended April 30, 2007 compared to a net loss of $5,860 in the three months ended March 31, 2006.

•

Trade accounts receivable, net increased to $278,403 at April 30, 2007, up 6% from $263,126 at December 31, 2006. Average days sales outstanding increased to 132 days as of April 30, 2007 from 96 days at December 31, 2006.

•

Cash used in operating activities was $11,065 for the three months ended April 30, 2007 compared to cash provided by operating activities of $16,456 for the three months ended March 31, 2006. At April 30, 2007, cash, cash equivalents and short-term investments were $122,876, down 5% from $129,857 at December 31, 2006.

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

Effective February 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). Under this recently released interpretation, the threshold for recognition is determined by whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the recognition threshold is measured to determine the amount of benefit to be recorded in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to uncertain tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, restructuring charges and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Polices” in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended
	April 30, 2007	Change	March 31, 2006
System and software revenues	$113,858	11%	$102,940
System and software gross margins	106,328	11%	95,390
Gross margin percent	93%		93%
Service and support revenues	76,605	4%	73,382
Service and support gross margins	54,422	2%	53,132
Gross margin percent	71%		72%
Total revenues	190,463	8%	176,322
Total gross margins	160,750	8%	148,522
Gross margin percent	84%		84%

System and Software

System and software revenues are derived from the sale of licenses of software products and emulation hardware systems. System and software revenues were higher in the three months ended April 30, 2007 as compared to the three months ended March 31, 2006 primarily due to increases in our Design to Silicon area lead by our Calibre product line. These gains were minimally affected by foreign currency fluctuations during the three months ended April 30, 2007, as more fully described under “Geographic Revenues Information” below.

System and software gross margin percentage was flat for the three months ended April 30, 2007 as compared to the three months ended March 31, 2006 as cost of goods sold rose in line with the revenues. The write-down of emulation hardware systems inventory was $247 in the three months ended April 30, 2007 compared to $858 in the three months ended March 31, 2006. These reserve adjustments reduced inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $52 was sold during the three months ended April 31, 2007, compared to $695 for the three months ended March 31, 2006.

Amortization of purchased technology to system and software cost of revenues was $3,042 for the three months ended April 30, 2007, compared to $3,235 for the three months ended March 31, 2006. Purchased technology costs are amortized over two to five years to system and software cost of revenues. The decrease in amortization in the three months ended April 30, 2007 was primarily attributable to a full quarter of amortization of certain intangible assets acquired in acquisitions completed through December 31, 2006, offset by complete amortization in 2006 of certain intangible assets acquired in previous years.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three months ended April 30, 2007 compared to the three months ended March 31, 2006 was primarily attributed to growth in the installed base of customers under support contracts, specifically in our Scalable Verification area, lead by our 0-In and ModelSim product lines, and Design to Silicon area, lead by our Calibre product line. These gains were minimally affected by foreign currency fluctuations during the three months ended April 30, 2007, as more fully described under “Geographic Revenues Information” below.

The service and support gross margin percentage declined slightly for the three months ended April 30, 2007 as compared to the three months ended March 31, 2006. This is primarily due to declining revenues and consistent costs in emulation hardware systems support. Costs associated with emulation hardware support have remained consistent in preparation of providing support for our newly released emulation hardware product.

Geographic Revenues Information

Revenue by Geography

	Three months ended
	April 30, 2007	Change	March 31, 2006
North America	$89,619	41%	$63,688
Europe	45,546	(8)%	49,679
Japan	29,592	(24)%	38,981
Pacific Rim	25,706	7%	23,974

Total	$190,463	8%	$176,322

Revenues increased in North America in the three months ended April 30, 2007 as compared to the three months ended March 31, 2006, primarily as a result of increased software product revenues.

Revenues outside of North America represented 53% and 64% of total revenues in the three months ended April 30, 2007 and March 31, 2006. Most large European revenue contracts are denominated and paid in the United States dollar. The effects of exchange rate differences from the European currencies to the United States dollar positively impacted European revenues by approximately 2% for the three months ended April 30, 2007. Exclusive of currency effects, lower European revenues in the three months ended April 30, 2007 were primarily the result of decreased software product revenues, partially offset by an increase in support revenues.

The effects of exchange rate differences from the Japanese yen to the United States dollar negatively impacted Japanese revenues by approximately 2% for the three months ended April 30, 2007. Exclusive of currency effects, lower Japanese revenues in the three months ended April 30, 2007 as compared to the three months ended March 31, 2006, were primarily the result of decreased software product revenues.

Revenues increased in the Pacific Rim in the three months ended April 30, 2007 compared to the three months ended March 31, 2006, primarily as a result of higher software product revenues and support revenues.

We generate approximately half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by the effects of future foreign currency fluctuations.

Operating Expenses

	Three months ended
	April 30, 2007	Change	March 31, 2006
Research and development	$59,190	7%	$55,063
Marketing and selling	72,560	8%	66,971
General and administration	22,940	10%	20,919
Amortization of intangible assets	1,378	22%	1,126
Special charges	4,053	(23)%	5,236
In-process research and development	—	(100)%	180

Total operating expenses	$160,121	7%	$149,495

Research and Development

For the three months ended April 30, 2007 as compared to the three months ended March 31, 2006, the increase in research and development costs was primarily due to (i) the year-over year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) higher variable compensation as a result of improved financial results, (iv) increased benefit costs associated with higher employee compensation and (v) increased headcount in Design to Silicon and Integrated Systems. A weakening U.S. dollar accounted for approximately 27% of the expense increase year over year primarily related to European currencies.

Marketing and Selling

For the three months ended April 30, 2007 as compared to the three months ended March 31, 2006, the increase in marketing and selling costs was primarily attributable to (i) the year over year effect of annual salary increases, (ii) a weakening of he U.S. dollar (iii) increased commissions as a result of improved financial results, (iv) increased training and relocation costs incurred for personnel and (v) increased benefit costs associated with higher employee compensation. A weakening U.S. dollar accounted for approximately 40% of the expense increase year over year.

General and Administration

For the three months ended April 30, 2007 as compared to the three months ended March 31, 2006, the increase in general and administration costs was the result of (i) increased consulting and professional service costs, (ii) the year over year effect of annual salary increases, and (iii) a weakening of the U.S. dollar. A weakening U.S. dollar accounted for approximately 20% of the expense increase year over year.

Amortization of Intangible Assets

For the three months ended April 30, 2007 as compared to the three months ended March 31, 2006, the increase in amortization of intangible asset costs was primarily due to a full quarter of amortization of certain intangible assets acquired through acquisitions completed through December 31, 2006, offset by complete amortization in 2006 of certain intangible assets acquired in previous years.

Special Charges

	Three months ended April 30, 2007	Three months ended March 31, 2006	One month ended January 31, 2007
Excess leased facility costs	$(16)	$863	$—
Employee severance	3,969	3,592	113
Other	100	781	6

Total special charges	$4,053	$5,236	$119

During the three months ended April 30, 2007, we recorded special charges of $4,053. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $16 during the three months ended April 30, 2007 resulted from the termination of an abandoned facility lease in a lease buyout. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

We rebalanced our workforce by 101 employees during the three months ended April 30, 2007. The reduction impacted several employee groups. Employee severance costs of $3,969 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 57% of these costs were paid during the quarter and we expect to pay the remainder during the fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

Other special charges for the three months ended April 30, 2007 included fees of $100 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

During the three months ended March 31, 2006, we recorded special charges of $5,236. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Excess leased facility costs of $863 during the three months ended March 31, 2006 primarily includes $909 of non-cancelable lease payments, net of sublease income, related to the abandonment of a facility in Europe. Non-cancelable lease payments for the excess leased facility space will be paid over eleven years. Excess leased facility costs were offset by $46 of net costs related to the restoration of two facilities in Europe.

We rebalanced our workforce by 67 employees during the three months ended March 31, 2006. The reduction impacted several employee groups. Employee severance costs of $3,592 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Other special charges for the three months ended March 31, 2006 of $781 included a loss of $628 for the disposal of property and equipment related to the discontinuation of an intellectual property line, $77 for terminated acquisitions that were no longer viable and $76 for other costs.

Included throughout the above special charges for the three months ended March 31, 2006 are costs of $1,613 incurred as a result of actions related to the discontinuation of one of our intellectual property product lines. These costs included $909 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Other costs incurred in relation to the product-line discontinuation included a loss of $628 on the abandonment or disposal of property and equipment primarily related to leasehold improvements and $76 for other costs.

During the month ended January 31, 2007, we recorded special charges of $119. These charges primarily consisted of costs incurred for employee terminations and are due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by three employees during the month ended January 31, 2007. The reduction impacted several employee groups. Employee severance costs of $113 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the month in which the charge was recorded. The majority of these costs were paid during the quarter ended April 30, 2007. There have been no significant modifications to the amount of these charges.

Other special charges for the month ended January 31, 2007 included $6 for the write off of costs related to terminated acquisitions that were no longer viable.

In-process Research and Development

	Three months ended
	April 30, 2007	Change	March 31, 2006
In-process research and development	$—	(100)%	$180

No in-process research and development (R&D) charges were incurred in the three months ended April 30, 2007. We incurred R&D charges related to one acquisition during the three months ended March 31, 2006.

Other Income, Net

	Three months ended
	April 30, 2007	Change	March 31, 2006
Interest income	$7,034	35%	$5,209
Loss on sale of accounts receivable	(846)	41%	(1,438)
Gain (loss) on hedge ineffectiveness	2	100%	(1,046)
Foreign exchange loss	(413)	7%	(446)
Other, net	(236)	(178)%	(85)

Other income, net	$5,541	153%	$2,194

Interest income includes amortization of the interest component of our term license installment agreements of $5,103 and $3,312 for the three months ended April 30, 2007 and March 31, 2006, respectively. The increase in interest income for term license installment agreements was primarily attributable to (i) the increase in average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and (ii) the increase in the dollar value of term deals made in the preceding and current period for the three months ended April 30, 2007 as compared to the preceding and current period for the three months ended March 31, 2006. In addition, we recorded income for the time value of foreign currency contracts of $556 and $576 for the three months ended April 30, 2007 and March 31, 2006, respectively. Interest income also includes interest earned on our cash, cash equivalents and short-term investments of $1,375 and $1,321 for the three months ended April 30, 2007 and March 31, 2006, respectively.

The decrease in the loss on sale of accounts receivable is the result of a decrease in the sale of qualifying accounts receivable balances to certain financing institutions on a non-recourse basis. During the three months ended April 30, 2007 and March 31, 2006, we sold trade receivables in the amounts of $5,822 and $7,818, respectively, and term receivables in the amounts of $7,319 and $9,265, respectively.

During the three months ended April 30, 2007, we recognized a gain of $2 resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). For the three months ended March 31, 2006, we recognized a loss of $1,046 for derivative instruments that did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133.

Other income, net was impacted by a foreign currency loss of $413 and $446 in the three months ended April 30, 2007 and March 31, 2006, respectively, due to fluctuations in currency rates.

Interest Expense

	Three months ended
	April 30, 2007	Change	March 31, 2006
Interest expense	$5,118	(58)%	$12,269

The decrease in interest expense is due largely to the net effect of financing transactions, which occurred in the three months ended March 31, 2006. These transactions included the issuance of our 6.25% Convertible Subordinated Debentures due

2026 (6.25% Debentures), the retirement of our 6  7/8% Convertible Subordinated Notes due 2007 (Notes), and the retirement of portions of our Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in the three months ended March 31, 2006 and subsequent periods thereafter, as more fully described in “Liquidity and Capital Resources” below. Interest expense for the three months ended April 30, 2007 included (i) $102 for the premium on the Floating Rate Debentures, (ii) $62 for the write-off of unamortized debt issuance costs on the Floating Rate Debentures and (iii) amortization and interest expense on the 6.25% Debentures and Floating Rate Debentures of $4,247. Relating to the above financing transactions, interest expense for the three months ended March 31, 2006 included (i) $4,716 for the premium on the Notes partially offset by repurchase discounts of $999 on the Floating Rate Debentures, (ii) $2,154 for the write-off of unamortized debt issuance costs related to the Notes and Floating Rate Debentures and (iii) amortization and interest expense on the 6.25% Debentures, the Notes and the Floating Rate Debentures of $5,551. Additionally, we have interest expenses relating to the time value of foreign currency contracts of $452 and $680 for the three months ended April 30, 2007 and March 31, 2006, respectively.

Provision for Income Taxes

	Three months ended
	April 30, 2007	Change	March 31, 2006
Income tax expense (benefit)	$762	115%	$(5,188)

We recorded an expense from income taxes of $762 for the three months ended April 30, 2007, as compared to the benefit for income taxes of $5,188 for the three months ended March 31, 2006. Generally, the provision for income taxes is the result of the mix of profits (losses) we and our subsidiaries earn in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected results of operations for the full year and record an adjustment in the current quarter. For the three months ended April 30, 2007, our effective tax rate was 73%, after considering discrete items of $405. Without discrete items, our effective tax rate for the quarter was 34%. The effective tax rate for the remainder of fiscal 2008 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for fiscal 2008 at a 35% effective tax rate, inclusive of discrete items, is consistent with the federal statutory rate, noting it considers (i) profits in the United States being partially offset by historic losses and credits for which no previous benefits were recognized, (ii) benefit of lower tax rates on earnings of foreign subsidiaries, offset in part by (iii) an increase in tax reserves, (iv) withholding taxes primarily in certain foreign jurisdictions, and (v) nondeductible incentive stock option and employee stock purchase plan compensation expense.

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

Since 2004, we have determined it is uncertain whether our United States entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances in 2004, 2005 and 2006 against the portion of those deferred tax assets for which realization is uncertain. We expect to continue applying valuation allowances in fiscal 2008, to the extent net deferred tax assets are generated, consistent with the prior three years. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. in 2002 and 0-In Design Automation, Inc. in 2004, for which subsequently recognized tax benefits will be applied directly to reduce goodwill. The remainder of the valuation allowance was based on the historical earnings patterns within individual taxing jurisdictions which make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years, noting the United States remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the United States, Germany, and Japan. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the United States by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004 and 2005 tax years. In March 2007, the IRS issued a Revenue Agent’s Report in which adjustments were asserted totaling $146,600 of additional taxable income for 2002 through 2004. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. In connection with our adoption of FIN 48, we reclassified $42,730 of tax reserves from income taxes payable to other long-term liabilities. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Within the next twelve months, it is reasonably possible that events, such as the settlement of audits or the expiration of certain statute of limitations, may occur that would affect our reserves and effective tax rate. Further, various events could cause us to re-evaluate our reserves. Accrued income tax-related interest and penalties for the quarter were $441.

Effects of Foreign Currency Fluctuations

More than half of our revenues and approximately one-third of our expenses were generated outside of the United States for the three months ended April 2007. For fiscal 2008, approximately one-fourth of European and approximately ninety percent of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal 2006, approximately one-fourth of European and all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the United States dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, currency fluctuations could have a substantial effect on our overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the Stockholders’ Equity section of the Consolidated Balance Sheets, increased to $32,255 at April 30, 2007 from $28,817 at December 31, 2006. This reflected an increase in the value of net assets denominated in foreign currencies as a result of the weakening of the United States dollar since December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

	As of April 30, 2007	As of December 31, 2006
Current assets	$443,712	$435,211
Cash, cash equivalents and short-term investments	$122,876	$129,857

	Three months ended
	April 30, 2007	March 31, 2006
Cash (used in) provided by operating activities	$(11,065)	$16,456
Cash (used in) investing activities, excluding short-term investments	$(11,310)	$(7,387)
Cash provided by (used in) financing activities	$5,343	$(2,896)

Cash, Cash Equivalents and Short-Term Investments

Cash used in operating activities in the first quarter of fiscal 2008 was $11,065. The decrease in cash flows from operating activities as compared to the first quarter of 2006 was primarily due to an increase in trade accounts receivable in the three months ended April 30, 2007 as compared to decreases in the trade accounts receivable balance in the three months ended March 31, 2006, as more fully described under “Trade Accounts and Term Receivables” below. The decrease in cash flows from operating activities was partially offset by (i) a larger decrease in term receivables, long-term in the three months ended April 30, 2007 as compared to the three months ended March 31, 2006 and (ii) an increase in income before taxes as compared to the three months ended March 31, 2006.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the three months ended April 30, 2007, we sold trade and term receivables in the amounts of $5,822 and $7,319, respectively, for net proceeds of $12,295. During the three months ended March 31, 2006, we sold trade and term receivables in the amounts of $7,818 and $9,265, respectively, for net proceeds of $15,645. We continue to evaluate the economics of the sale of accounts receivables and do not have a set target for the sale of accounts receivables for fiscal 2008.

Excluding short-term investments, cash used in investing activities in the three months ended April 30, 2007 consisted of cash paid for the acquisition of businesses and equity interests of $2,248, including payments of earnouts and transaction costs related to prior-year acquisitions of $1,630, and capital expenditures of $9,062. The increase in capital expenditures was a result of expected infrastructure improvements within facilities and information technology. Cash used for investing activities for the three months ended March 31, 2006 included cash paid for the acquisition of businesses and equity interests of $4,165, including payments of earnouts and transaction costs related to prior-year acquisitions of $864, and capital expenditures of $3,222.

Cash provided by financing activities for the three months ended April 30, 2007 included (i) cash provided by common stock issuances of $5,800 for stock option exercises and stock purchased under our Employee Stock Purchase Plans and (ii) cash used in the repurchase of $3,401 of our Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), as more fully described below.

Cash used in financing activities for the three months ended March 31, 2006 included (i) cash provided by the issuance of $200,000 of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) in a private offering for net proceeds of $194,250, (ii) cash provided by common stock issuances of $7,859 for stock option exercises and stock purchased under our Employee Stock Purchase Plans and (iii) cash used in the repurchase and retirement of $171,500 of our 6  7/8% Convertible Subordinated Notes due 2027 (6  7/8% Notes) and $33,350 of our Floating Rate Debentures, as more fully described below.

Trade Accounts and Term Receivables

	As of April 30, 2007	As of December 31, 2006
Trade Accounts Receivable, net	$278,403	$263,126
Term receivables, long-term	$126,891	$162,157
Average days sales outstanding in short-term receivables	132 days	96 days
Average days sales outstanding in trade accounts receivable	63 days	43 days

Trade Accounts Receivable, Net

Trade accounts receivable, net increased to $278,403 at April 30, 2007 from $263,126 at December 31, 2006. Excluding the current portion of term receivables of $146,098 and $146,123, respectively, average days sales outstanding were 63 days and 43 days at April 30, 2007 and December 31, 2006, respectively. Average days sales outstanding for total accounts receivable increased to 132 days at April 30, 2007 from 96 days at December 31, 2006. The increase in days sales outstanding was primarily due to (i) a decrease in revenues from the three months ended December 31, 2006 to the three months ended April 30, 2007 and (ii) an increase in trade accounts receivable, net from December 31, 2006 to April 30, 2007, due in large part to the billing of one customer upfront relating to an extended contract. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. As a result, if our mix of contracts were to shift to a higher percentage of term contracts, average days sales outstanding would be expected to increase.

Term Receivables, Long-Term

Term receivables, long-term decreased to $126,891 at April 30, 2007 from $162,157 at December 31, 2006. The balances were attributable to multi-year term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from December 31, 2006 was attributable to the change in fiscal year end. Customer contracts continue to be based on calendar quarters and the shift in our fiscal year end has caused term receivables, which would have otherwise stayed long-term, to be classified as short-term term receivables.

Property, Plant and Equipment, net

	As of April 30, 2007	As of December 31, 2006
Property, plant and equipment, net	$90,415	$86,100

The increase in property, plant and equipment, net was due to normal quarterly capital purchases, offset by depreciation and disposals. The increase in property, plant and equipment, net for the three months ended April 30, 2007 did not include any individually significant projects.

Accrued Payroll and Related Liabilities

	As of April 30, 2007	As of December 31, 2006
Accrued payroll and related liabilities	$65,288	$105,009

The decrease in accrued payroll and related liabilities reflects (i) the pay out of annual bonus accruals at December 31, 2006 during the three months ended April 30, 2007 and (ii) the pay out of sales commissions accruals at December 31, 2006 during the four months ended April 30, 2007.

Deferred Revenue

	As of April 30, 2007	As of December 31, 2006
Deferred revenue	$145,864	$116,237

Deferred revenue consists primarily of prepaid annual software support services. The increase in deferred revenue was primarily due to a higher volume of annual support contract renewals and several new billings in the three months ended April 30, 2007. The increase from December 31, 2006 was also attributable in part to the change in fiscal year end. Renewal of customer contracts which would have occurred in the first month of the second calendar quarter moved into the last month of our April 2007 first fiscal quarter. The increase in deferred revenue was partially offset by normal amortization of prepayments on existing contracts.

Income Taxes

As discussed in Note 13 to our Consolidated Financial Statements, as of April 30, 2007 we have approximately $44,115 of liabilities for income taxes associated with uncertain income tax positions. $42,730 of these liabilities are included in other long-term liabilities in our Condensed Consolidated Balance Sheet as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity. Consequently, there have been no significant changes to our Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Capital Resources

Expenditures for property, plant and equipment increased to $9,062 for the three months ended April 30, 2007 compared to $3,222 for the three months ended March 31, 2006. The increase in expenditures for property, plant and equipment was a result of expected infrastructure improvements within facilities and information technology. The quarterly fluctuation between the three months ended April 30, 2007 and the three months ended March 31, 2006 is consistent with quarterly variations noted in 2006. We expect that expenditures for property, plant and equipment for fiscal 2008 to be approximately $40 million.

In the three months ended April 30, 2007, we acquired the technology of Dynamic Soft Analysis, Inc., which resulted in net cash payments of $618. Additionally, we paid $1,630 related to earnouts on prior years’ acquisitions. In the three months ended March 31, 2006, we acquired EverCAD, which resulted in net cash payments of $3,301. Additionally, we paid $358 related to earnouts on prior years’ acquisitions and $506 for transaction costs and other costs related to prior years’ acquisitions.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to Rule 144A under the Securities Act of 1933. Also in March 2006, we used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the 6  7/8% Convertible Subordinated Notes due 2007 and to retire a portion of the Floating Rate Debentures. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include (a) the market price of our common stock exceeding 120% of the conversion price, (b) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (c) a call for the redemption of the 6.25% Debentures, (d) specified distributions to holders of our common stock, (e) if a fundamental change, such as a change of control, occurs or (f) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures due 2023. Some or all of the 6.25% Debentures may be redeemed by us for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.01% and 6.18% for the three months ended April 30, 2007 and March 31, 2006, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,985 shares as of April 30, 2007. These circumstances generally include (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In March 2006, we used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the 6  7/8% Convertible Subordinated Notes (Notes) due 2007. In connection with this retirement, we incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

During the three months ended April 30, 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,400, for a total purchase price of $3,502. As a result, a principal amount of $46,450 remains outstanding as of April 30, 2007. In connection with this purchase, we incurred a before tax net loss on the early extinguishment of debt of $164, which included a $102 premium on the repurchased Floating Rate Debentures as well as the write-off of $62 of a portion of unamortized deferred debt issuance costs.

During the three months ended March 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $33,350, for a total purchase price of $32,351. In connection with this purchase, we incurred a before tax net gain on the early extinguishment of debt of $211, which included a $999 discount on the repurchased Floating Rate Debentures partially offset by the write-off of $788 of unamortized deferred debt issuance costs.

We may elect to purchase or otherwise retire some or all of our Debentures with cash, stock, or other assets from time to time in the open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition and results of operations.

In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the first four months of 2007 and during the year 2006 against this credit facility and had no balance outstanding at April 30, 2007 and December 31, 2006.

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. We anticipate that current cash balances, anticipated cash flows from operating activities, including the effects of financing customer term receivables, amounts available under existing credit facilities, or other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet our working capital needs on a short-term and long-term basis. Our sources of liquidity could be adversely affected by a decrease in demand for our products or a deterioration of our financial ratios.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field office facilities, and equipment.

We have an 8% interest in M2000, Inc. We assessed our interest in this variable interest entity and concluded that we should not consolidate that entity based on guidance included in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Accordingly, we have accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

OUTLOOK FOR FISCAL 2008

Revenues for the second quarter of fiscal 2008 are expected to be approximately $200 million, while net income per share for the same period is expected to be approximately $0.01 to $0.03. Revenues for the year ending January 31, 2008 are expected to be approximately $844 million and earnings per share is expected to be approximately $0.56.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

(All numerical references in thousands, except for rates and percentages)

INTEREST RATE RISK

We are exposed to interest rate risk primarily through our investment portfolio, short-term borrowings and long-term notes payable. We do not use derivative financial instruments for speculative or trading purposes.

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The table below presents the carrying value and related weighted-average fixed interest rates for our investment portfolio. The carrying value approximates fair value at April 30, 2007. In accordance with our investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in United States dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$65,670	5.23%
Short-term investments – fixed rate	24,403	5.29%

Total fixed rate interest bearing instruments	$90,073	5.24%

We had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at April 30, 2007. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $46,450 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at April 30, 2007. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $465.

At April 30, 2007, we had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We had no borrowings during fiscal 2008, 2006 and the one month ended January 31, 2007 against this credit facility and had no balance outstanding at April 30, 2007, December 31, 2006 and January 31, 2007, respectively.

We had other short-term borrowings of $4,216 outstanding at April 30, 2007 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $42.

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

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of April 30, 2007, we had the following options outstanding:

•	Japanese yen with contract values totaling $72,652 at a weighted average contract rate of 120.99 to hedge forecasted revenue exposures,

•	Euro with contract values totaling $75,310 at a weighted average contract rate of 1.36 to hedge forecasted expense exposures,

•	British pound with contract values totaling $29,436 at a weighted average contract rate of 1.99 to hedge forecasted expenses exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The table provides information as of April 30, 2007 about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in the second half of fiscal 2008.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$52,874	1.35	USD
Japanese Yen	37,238	116.77	JPY
British Pound	31,387	1.99	USD
Indian Rupee	6,058	42.02	INR
Polish Zloty	3,212	2.78	PLN
Swedish Krona	3,064	6.77	SEK
Korean Won	2,823	925.68	KRW
Taiwan Dollar	2,648	33.04	TWD
Canadian Dollar	2,557	1.13	CAD
Swiss Franc	2,179	1.20	CHF
Other	7,017	—

Total	$151,057

Item 4.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(2)	Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2008” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2008”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

Our revenues are also affected by the mix of licenses entered into where we recognize software product revenues as payments become due and payable, on a cash basis, or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition would result in increased deferral of software product revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

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

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns can cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Customers also appear to be reducing the number of EDA vendors with which they do business. If this trend continues, we may have more difficulty obtaining new customers and increasing our market share.

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

The Internal Revenue Service and tax authorities in countries where we do business regularly examine our tax returns. Significant judgment and estimates are required in determining the provision for income taxes and other tax liabilities. For example, our interim tax provision expense is based on our expectation of profit and loss by jurisdiction, and if the mix is different from our estimates our actual tax expense could be materially different. Our tax expense may also be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on term-based licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

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

A significant number of mergers in the semiconductor and electronics industries have occurred and we believe more are likely. Mergers of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Mentor Graphics.

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

We have a substantial level of indebtedness. As of April 30 2007, we had $258.5 million of outstanding indebtedness, which includes $46.5 million of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), $200 million of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) and $12.0 million in short-term borrowings. This level of indebtedness among other things could:

•	make it difficult for us to satisfy our payment obligations on our debt;

•

make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	make us more vulnerable in the event of a downturn in our business;

•	make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Floating Rate Debentures and 6.25% Debentures; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources

If we experience a decline in revenues due to any of the factors described in Part II, Item 1A. “Risk Factors,” we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results and financial condition.

Item 6.	Exhibits

4.A	Third Amendment to Credit Agreement dated as of April 12, 2007 between the Company, Bank of America, N.A. as agent and other lenders.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2007	MENTOR GRAPHICS CORPORATION
(Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President