Form 10-Q
period 2007-07-31
MENTOR GRAPHICS CORP
filed 2007-09-07
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

None

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

Number of shares of common stock, no par value, outstanding as of September 5, 2007: 89,573,352

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended	July 31, 2007	June 30, 2006
In thousands, except per share data
Revenues:
System and software	$123,691	$101,226
Service and support	82,049	77,207

Total revenues	205,740	178,433

Cost of revenues:
System and software	7,354	3,559
Service and support	23,067	20,800
Amortization of purchased technology	2,332	3,421

Total cost of revenues	32,753	27,780

Gross margin	172,987	150,653

Operating expenses:
Research and development	65,468	55,293
Marketing and selling	75,139	69,334
General and administration	23,957	22,876
Amortization of intangible assets	2,279	1,121
Special charges	(8)	917
In-process research and development	4,100	—

Total operating expenses	170,935	149,541

Operating income	2,052	1,112
Other income, net	5,830	4,134
Interest expense	(4,941)	(5,489)

Income (loss) before income taxes	2,941	(243)
Income tax expense	1,034	205

Net income (loss)	1,907	$(448)

Net income (loss) per share:
Basic	$0.02	$(0.01)

Diluted	$0.02	$(0.01)

Weighted average number of shares outstanding:
Basic	87,526	80,348

Diluted	89,351	80,348

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six Months Ended	July 31, 2007	June 30, 2006
In thousands, except per share data
Revenues:
System and software	$237,549	$204,166
Service and support	158,654	150,589

Total revenues	396,203	354,755

Cost of revenues:
System and software	11,842	7,874
Service and support	45,250	41,050
Amortization of purchased technology	5,374	6,656

Total cost of revenues	62,466	55,580

Gross margin	333,737	299,175

Operating expenses:
Research and development	124,658	110,356
Marketing and selling	147,699	136,305
General and administration	46,897	43,795
Amortization of intangible assets	3,657	2,247
Special charges	4,045	6,153
In-process research and development	4,100	180

Total operating expenses	331,056	299,036

Operating income	2,681	139
Other income, net	11,371	6,328
Interest expense	(10,059)	(17,758)

Income (loss) before income taxes	3,993	(11,291)
Income tax expense (benefit)	1,796	(4,983)

Net income (loss)	$2,197	$(6,308)

Net income (loss) per share:
Basic	$0.03	$(0.08)

Diluted	$0.02	$(0.08)

Weighted average number of shares outstanding:
Basic	86,361	80,229

Diluted	88,704	80,229

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of July 31, 2007	As of December 31, 2006
In thousands
Assets
Current assets:
Cash and cash equivalents	$66,164	$83,031
Short-term investments	34,717	46,826
Trade accounts receivable, net of allowance for doubtful accounts of $4,456 and $4,755, respectively	270,281	263,126
Other receivables	7,549	10,428
Inventory	4,681	2,882
Prepaid expenses and other	22,691	16,369
Deferred income taxes	10,254	12,549

Total current assets	416,337	435,211
Property, plant and equipment, net of accumulated depreciation of $195,558 and $182,791, respectively	95,205	86,100
Term receivables, long-term	132,430	162,157
Goodwill	418,304	368,652
Intangible assets, net of accumulated amortization of $83,731 and $73,097, respectively	44,393	27,882
Deferred income taxes	34,373	20,947
Other assets	20,227	25,290

Total assets	$1,161,269	$1,126,239

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,873	$7,181
Accounts payable	17,109	20,122
Income taxes payable	4,048	45,521
Accrued payroll and related liabilities	78,001	105,009
Accrued liabilities	36,471	34,938
Deferred revenue	128,096	116,237

Total current liabilities	273,598	329,008
Notes payable	246,450	249,852
Other long-term liabilities	54,416	14,312

Total liabilities	574,464	593,172

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 89,556 and 83,542 issued and outstanding, respectively	510,304	430,847
Retained earnings	44,576	72,728
Accumulated other comprehensive income	31,925	29,492

Total stockholders’ equity	586,805	533,067

Total liabilities and stockholders’ equity	$1,161,269	$1,126,239

See accompanying notes to unaudited consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended	July 31, 2007	June 30, 2006
In thousands
Operating Cash Flows:
Net income (loss)	$2,197	$(6,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	13,225	12,670
Amortization	10,164	9,792
Write-off of debt issuance costs	62	2,260
Gain on debt extinguishment	—	(1,071)
Stock based compensation	7,264	6,555
Deferred income taxes	(4,364)	(2,282)
Changes in other long-term liabilities	(2,373)	(1,328)
In-process research and development	4,100	180
Loss on disposal of property, plant and equipment, net	49	798
Changes in operating assets and liabilities:
Trade accounts receivable	(13,253)	6,112
Prepaid expenses and other	1,128	3,101
Term receivables, long-term	6,992	13,104
Accounts payable and accrued liabilities	(15,193)	(5,986)
Income taxes payable	(245)	(6,276)
Deferred revenue	(4,270)	14,894

Net cash provided by operating activities	5,483	46,215

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	35,947	46,505
Purchases of short-term investments	(26,913)	(79,502)
Purchases of property, plant and equipment	(20,154)	(12,494)
Purchases of intangible assets	—	(193)
Acquisitions of businesses and equity interests, net of cash acquired	(37,283)	(4,820)

Net cash used in investing activities	(48,403)	(50,504)

Financing Cash Flows:
Proceeds from issuance of common stock	15,967	9,357
Net increase (decrease) in short-term borrowings	483	(1,669)
Debt issuance costs	—	(5,750)
Proceeds from long-term notes payable	—	200,000
Repayment of long-term notes payable	(3,401)	(209,263)

Net cash provided by (used in) financing activities	13,049	(7,325)

Effect of exchange rate changes on cash and cash equivalents	803	539

Net change in cash and cash equivalents	(29,068)	(11,075)
Cash and cash equivalents at beginning of period	95,232	74,653

Cash and cash equivalents at end of period	$66,164	$63,578

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

(2)	Change in Fiscal Year—On July 19, 2006, our Board of Directors adopted a new fiscal year end. Our new fiscal year ends on January 31, beginning with the fiscal year ending January 31, 2008, which we refer to as fiscal 2008. Information for the transition period from January 1 to January 31, 2007 was included in our Form 10-Q for the quarter ended April 30, 2007.

References in this Form 10–Q to the second quarter and first half of fiscal 2008 represent the three and six months ended July 31, 2007, respectively. References in this Form 10–Q to the second quarter and first half of 2006 represent the three and six months ended June 30, 2006, respectively. We have not included financial information for the three and six months ended July 31, 2006 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the second quarter and first half of 2006 provide a meaningful comparison to the second quarter and first half of fiscal 2008. We do not believe there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three and six months ended July 31, 2006 were presented in lieu of results for the three and six months ended June 30, 2006.

(3)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of us and our wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

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

System and software revenues – We derive system and software revenues from the sale of licenses of software products and emulation hardware products. We primarily license our products using two different license types:

1. Term licenses – This license type is primarily used for software sales and provides the customer with a right to use a fixed list of software products for a specified time period, typically three years with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and reconfigure product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term.

2. Perpetual licenses – We use this license type primarily for software and emulation hardware sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery.

Service and support revenues – Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. We record professional service revenue as the services are provided to the customer. We recognize support services revenue ratably over the support services term.

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

2. Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. Our software license agreements generally do not contain conditions for acceptance. With respect to emulation hardware, we transfer title to the customer upon shipment. We offer non-essential installation services for emulation hardware sales or the customer may elect to perform the installation without assistance from us. Our emulation hardware product agreements generally do not contain conditions for acceptance.

3. Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with extended installment terms without providing concessions on payments, products or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed and determinable, we recognize revenue as payments are received, which is also defined as due and payable.

4. Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.

Vendor-specific objective evidence of fair value (VSOE) – We base our VSOE for certain product elements of an arrangement upon the pricing in comparable transactions when the element is sold separately. We primarily base our VSOE for term and perpetual support services upon customer renewal history where the services are sold separately. We also base VSOE for professional services upon the price charged when the services are sold separately. We establish VSOE for installation services for emulation hardware systems upon prices charged where the services are sold separately.

Multiple element arrangements – For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, we defer revenue until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, we defer revenue until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, we recognize revenue using the residual method. Under the residual method, we defer revenue related to the undelivered elements based upon VSOE and we recognize the remaining portion of the arrangement fee as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, we would defer revenue until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

Reclassification

Certain immaterial reclassifications have been made in the accompanying consolidated financial statements for the three and six months ended June 30, 2006 to conform to the presentation for the three and six months ended July 31, 2007. Specifically, we made reclassifications on the Condensed Consolidated Statement of Operations between Other Income, Net and Interest Expense.

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

Stock Option Plans and Stock Plan

We have two common stock option plans which provide for the granting of incentive stock options (ISOs), nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock, restricted stock units, and performance-based awards. The two stock option plans are administered by the Compensation Committee of our Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of our company.

We also have a stock plan that provides for the sale of common stock to officers, key employees, and non-employee consultants of us and our subsidiaries. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a non-qualified stock option.

Options under the above three plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant.

We also have a Director’s Stock Plan which was amended in June 2007 to provide for the annual grant to each non-employee director of either an option for 21 shares or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting on any termination of service. There were 28 restricted shares issued under this plan in the three months ended July 31, 2007 with a fair market value of $381. Options granted under this plan are included in the following table.

At July 31, 2007, 8,963 shares were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2006	19,094	$13.75
Granted	312	$14.93
Exercised	(1,106)	$10.26
Forfeited	(192)	$11.66
Expired	(202)	$19.13

Balance at July 31, 2007	17,906	$13.94

Employee Stock Purchase Plans

We have an Employee Stock Purchase Plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date, not to exceed a total of $25 of fair market value per calendar year. At July 31, 2007, 3,253 shares remain available for future purchase under the ESPPs.

Stock-based Compensation Expense

We record stock-based compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period so we recognize the expense fully in the period in which the award is granted. We have recorded $4,199 and $7,264 of stock-based compensation expense for the three and six months ended July 31, 2007, respectively, and $3,614 and $6,555 for the three and six months ended June 30, 2006, respectively. In accordance with SFAS 123(R), we will present tax benefits from the exercise of stock options that exceed the tax benefits for those options previously recorded under SFAS 123(R) as a financing activity in the consolidated statements of cash flows. We did not record any excess tax benefits for the three and six months ended July 31, 2007 or for the three and six months ended June 30, 2006.

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS 123(R) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements we include in reaching our determination of expected volatility are: (i) historical volatility of our shares, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in our convertible subordinated debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of our stock options is based on historical experience. Using the Black-Scholes methodology, the weighted average fair value of options granted was $6.82 and $7.75 per share during the three months ended July 31, 2007 and June 30, 2006, respectively, and $7.45 and $7.66 for the six months ended July 31, 2007 and June 30, 2006, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $4.23 and $5.46 during the three months ended July 31, 2007 and June 30, 2006, respectively, and $4.25 and $5.46 during the six months ended July 31, 2007 and June 30, 2006, respectively. The calculations used the following assumptions:

Stock Option Plans	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Risk-free interest rate	4.9%	5.0%	4.7%	4.8%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.5	4.5	4.5	4.5
Volatility	55%	55%	55%	55%

Employee Stock Purchase Plans (ESPPs)	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Risk-free interest rate	4.9%	5.0%	5.0%	4.9%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	45%	45%	45%

(5)	Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs and warrants using the treasury stock method. Potentially dilutive common shares also consist of common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Net income (loss)	$1,907	$(448)	$2,197	$(6,308)

Weighted average shares used to calculate basic net loss per share	87,526	80,348	86,361	80,229
Employee stock options and employee stock purchase plan	1,825	—	2,343	—

Weighted average common and potential common shares used to calculate diluted net loss per share	89,351	80,348	88,704	80,229

Basic net income (loss) per share	$.02	$(.01)	$.03	$(.08)

Diluted net income (loss) per share	$.02	$(.01)	$.02	$(.08)

We excluded options and warrants to purchase 10,877 and 19,802 shares of common stock for the three months ended July 31, 2007 and June 30, 2006, respectively, and 10,594 and 20,041 shares for the six months ended July 31, 2007 and June 30, 2006, respectively, from the computation of diluted earnings per share. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price during the period or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS 128, “Earnings per Share.”

The effect of the conversion of our 6 7/8% Convertible Subordinated Notes due 2007 for the three and six months ended June 30, 2006 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the 6 7/8% Notes had been dilutive, our net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $1,693 and additional incremental shares of 3,050 for the six months ended June 30, 2006. The effect of the conversion of our Floating Rate Convertible Subordinated Debentures due 2023 and the 6.25% Convertible Subordinated Debentures due 2026 for the three and six months ended July 31, 2007 and June 30, 2006 was anti-dilutive and therefore not included in the computation of diluted earnings per share. If the Floating Rate Debentures had been dilutive, our net income (loss) per share would have included additional earnings of $551 and $872 for the three months ended July 31, 2007 and June 30, 2006, respectively, and $1,101 and $1,951 for the six months ended July 31, 2007 and June 30, 2006, respectively. The calculation would also have included incremental shares of 1,985 and 3,264 for the three months ended July 31, 2007 and June 30, 2006, respectively, and 2,044 and 3,877 for the six months ended July 31, 2007 and June 30, 2006, respectively. In accordance with SFAS 128, “Earnings per Share,” we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the 6.25% Debentures had been dilutive, additional earnings of $2,062 and $2,081 and incremental shares of 290 and 173 would have been included in the calculation of net income (loss) per share for the three months ended July 31, 2007 and June 30, 2006, respectively. Additional earnings of $4,123 and $2,724 and incremental shares of 290 and 229 would have been included in the calculation of net income (loss) per share for the six months ended July 31, 2007 and June 30, 2006, respectively. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7, “Long-Term Notes Payable.”

(6)	Short-Term Borrowings —In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the first six months of fiscal 2008 and during the year 2006 against this credit facility and had no balance outstanding at July 31, 2007 or December 31, 2006.

Short-term borrowings at July 31, 2007 also included $4,337 of amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which will be remitted to the financial institutions during the third quarter of fiscal 2008. Short-term borrowing at December 31, 2006 also included $1,938 of amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which were remitted to the financial institution prior to April 30, 2007.

Other short-term borrowings also include multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $5,536 and $5,243 were outstanding under these facilities at July 31, 2007 and December 31, 2006, respectively.

(7)	Long-Term Notes Payable—Long-Term Notes Payable consisted of the following:

	As of July 31, 2007	As of December 31, 2006
6.25% Debentures due 2026	$200,000	$200,000
Floating Rate Debentures due 2023	46,450	49,850
Other	—	2

Total Long-Term Notes Payable	$246,450	$249,852

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

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in a private offering pursuant to Securities Act Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933 fulfilling the requirement of the related registration rights agreement. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.01% and 6.37% for the six months ended July 31, 2007 and June 30, 2006, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,985 shares as of July 31, 2007. These circumstances generally include (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by us for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During fiscal 2008, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,400 for a total purchase price of $3,502. As a result, a principal amount of $46,450 remains outstanding as of July 31, 2007. In connection with this purchase, during the six months ended July 31, 2007, we incurred a before tax net loss on the early extinguishment of debt of $164, which included a $102 premium on the repurchased Floating Rate Debentures and a write-off of $62 of a portion of unamortized deferred debt issuance costs.

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

Other long-term notes payable include multi-currency notes payable and capital leases. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. There were no other long-term notes payable outstanding under these agreements as of July 31, 2007. Other long-term notes payable of $2 was outstanding under these agreements at December 31, 2006.

(8)	Supplemental Cash Flow Information—The following provides additional information concerning supplemental disclosures of cash flow activities:

Six months ended	July 31, 2007	June 30, 2006
Cash paid for:
Interest (1)	$9,437	$13,917
Income taxes	$6,042	$4,051

(1)	Cash paid for interest for the six months ended July 31, 2007, included (i) $102 for the premium on the Floating Rate Debentures and (ii) $19 in interest accrued to the date of retirement of the Floating Rate Debentures. Refer to Note 7, “Long-Term Notes Payable” for more information regarding the retirement of the Floating Rate Debentures.

During the six months ended July 31, 2007, we acquired Sierra Design Automation, Inc. using a combination of cash and stock. Common stock with a fair value of $39,831 was issued in connection with the acquisition of Sierra which included both an initial payment and a holdback payment.

(9)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Six months ended	July 31, 2007	June 30, 2006
Net income (loss)	$2,197	$(6,308)
Change in unrealized gain (loss) on derivative instruments	(1,123)	1,535
Change in accumulated translation adjustment	5,608	4,509

Comprehensive income (loss)	$6,682	$(264)

(10)	Special Charges —The following is a summary of the major elements of the special charges:

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Excess leased facility costs	$(721)	$585	$(737)	$1,448
Employee severance	714	352	4,683	3,944
Other	(1)	(20)	99	761

Total special charges	$(8)	$917	$4,045	$6,153

During the six months ended July 31, 2007, we recorded special charges of $4,045. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $737 during the six months ended July 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in the three months ended July 31, 2007 and the termination of an abandoned facility lease in a lease buyout in the three months ended April 30, 2007. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

We rebalanced our workforce by 116 employees during the six months ended July 31, 2007. The reduction impacted several employee groups. Employee severance costs of $4,683 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded.

Approximately 54% of these costs were paid during the quarter and we expect to pay the remainder during the fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

Other special charges for the six months ended July 31, 2007 included fees of $99 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

During the six months ended June 30, 2006, we recorded special charges of $6,153. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Leased facility costs of $1,448 for the six months ended June 30, 2006 included $909 of non-cancelable lease payments, net of sublease income, related to the abandonment of a facility in Europe and $539 in non-cancelable lease payments for excess facility space in Europe. Non-cancelable lease payments on the excess facility space will be paid over the next three years. Other costs of $761 included a loss of $640 for the disposal of property and equipment related to the discontinuation of an intellectual property product line and $121 for other costs.

We rebalanced our workforce by 73 employees during the six months ended June 30, 2006. The reduction impacted several employee groups. Employee severance costs of $3,944 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Accrued special charges are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. The following table shows changes in accrued special charges during the seven months ended July 31, 2007:

	Accrued Special Charges at December 31, 2006	Charges during the seven months ended July 31, 2007 (Excluding Asset Write-offs) (1)	Payments during the seven months ended July 31, 2007 (1)	Accrued Special Charges at July 31, 2007 (2)
Employee severance and related costs	$444	$4,821	$(4,318)	$947
Excess leased facility costs	5,819	(349)	(1,949)	3,521
Other costs	29	107	(103)	33

Total	$6,292	$4,579	$(6,370)	$4,501

(1)	Due to the change in fiscal year described in Note 2 “Change in Fiscal Year”, information is presented for the seven months ended July 31, 2007.

(2)	Of the $4,501 total accrued special charges at July 31, 2007, $2,340 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $2,161 represented the short-term portion of accrued special charges.

(11)	Merger and Acquisition Related Charges —On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-For-Manufacturing (DFM) capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock calculated as provided in the merger agreement at $14.53 per share which was the average closing price reported by NASDAQ for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts are subject to standard representations and warranties and will generally be released in October 2008 if no claims of indemnification have been made by us. The indemnity escrow account also includes $783 of cash and 221 shares valued at $3,217 withheld from Sierra’s two founders, which is subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

In accounting for the Sierra transaction, we are required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by NASDAQ for the five trading-day period ending on the day before the closing. In addition, the cash and stock withheld from the two Sierra founders of $3,797 which is subject to a continued employment requirement is considered compensation expense to be recognized over the service period and is not included in the acquisition cost. The stock withheld from the founders was valued under SFAS 123(R) using the closing price reported by NASDAQ on the day of closing. After this adjustment, the total purchase price of Sierra including transaction costs was $84,818. The excess of tangible assets acquired over liabilities assumed was $6,431, including $9,716 of acquired cash. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $4,100, goodwill of $47,755, technology of $9,400 and other identified intangible assets of $17,200, net of a related deferred tax liability of $68. We are amortizing the technology and the other identified intangible assets to cost of revenues and operating expenses, respectively, over three years. The purchase accounting allocations are preliminary and may be adjusted as a result of subsequent information. Of the $770 in transaction costs we recorded, $232 had been paid as of July 31, 2007. The results of operations are included in our consolidated financial statement from the date of acquisition forward.

In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc., a privately held company based in Pittsburgh, Pennsylvania that is a provider of BETAsoft thermal analysis software. We are integrating the acquired technology into our systems design division product offerings. The total purchase price including acquisition costs was $838. The excess of tangible assets acquired over liabilities assumed was $4. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $614, technology of $71 and other identified intangible assets of $149. We are amortizing the technology and the other identified intangible assets to cost of revenues and operating expenses, respectively, over three years.

In January 2006, we acquired 100% of the shares of EverCAD Corporation, a privately held electronic design automation (EDA) company based in Taiwan that specializes in advanced circuit simulation and analysis tools. We are integrating the acquired technology into our analog mixed signal verification product family. The total purchase price including acquisition costs was $5,070. The excess of tangible assets acquired over liabilities assumed was $1,879. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $1,894, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $373. We are amortizing the technology and the other identified intangible assets to cost of revenues and operating expenses, respectively, over three years.

During the six months ended July 31, 2007 and June 30, 2006, we recorded and paid earn-outs of $894 and $485, respectively, based on related revenues derived from products and technologies acquired in current and prior year acquisitions.

The separate results of operations for the acquisitions during the six months ended July 31, 2007 were not material compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations of the acquired companies are included in our consolidated financial statements from the date of acquisition forward.

(12)	Other Income, Net – The following provides a summary of other income, net:

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Interest income	$6,087	$5,775	$13,121	$10,984
Loss on sale of accounts receivable (1)	(14)	(1,269)	(860)	(2,707)
Gain (loss) on hedge ineffectiveness	(8)	8	(6)	(1,038)
Foreign exchange loss	(131)	(145)	(544)	(591)
Other, net	(104)	(235)	(340)	(320)

Other income, net	$5,830	$4,134	$11,371	$6,328

(1)	We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the six months ended July 31, 2007 and June 30, 2006, we sold trade receivables in the amounts of $7,034 and $13,929, respectively, and term receivables in the amounts of $7,319 and $18,715, respectively, for net proceeds of $13,493 and $30,008, respectively.

(13)	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

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

The adoption of FIN 48 did not have a cumulative effect on our retained earnings. Upon adoption, the liability for income taxes associated with uncertain tax positions at February 1, 2007 was $44,115. This liability can be reduced by $1,140 of offsetting tax benefits associated with the correlative effects of deductible interest and potential state income tax adjustments. We expect uncertain tax positions of $19,687, if recognized, would favorably affect our effective tax rate, whereas the recognition of other uncertain tax positions could result in reductions to goodwill or result in deferred tax assets subject to valuation allowances. In addition, consistent with the provisions of FIN 48, we reclassified $42,730 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the accompanying Condensed Consolidated Balance Sheet at February 1, 2007 was $1,848.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the United States the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the United States. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the United States by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004 and 2005 tax years. In March 2007, the IRS issued a Revenue Agent’s Report in which adjustments were asserted totaling $146,600 of additional taxable income for 2002 through 2004. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position. In Ireland and Japan, our statute of limitations remains open for years on and after 2002 and 2004, respectively.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and we adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which can not be predicted, may occur that would affect our reserves and effective tax rate. It is reasonably possible unrecognized tax positions of approximately $3,423 may decrease due to the settlements or the expiration of the statute of limitations within the next twelve months. To the extent such uncertain tax positions resolve in our favor there would be positive impacts on our effective tax rate. Accrued income tax-related interest and penalties were $388 and $829 for the three and six months ended July 31, 2007.

(14)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where we are in a long position and the Euro and the British pound where we are in a short position. Approximately half of our revenues and approximately one-third of our expenses were generated outside of the United States for the six months ended July 31, 2007. For the six months ended July 31, 2007 and June 30, 2006, approximately one-fourth of European and ninety-five percent of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency contracts as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of operations in the same period as the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, we also discontinue hedge accounting treatment prospectively and reclassify amounts deferred to other income, net.

We had $274,178 and $237,532 of notional value foreign currency forward and option contracts outstanding at July 31, 2007 and December 31, 2006, respectively. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in other receivables in the consolidated balance sheets, was $492 and $3,096 at July 31, 2007 and December 31, 2006, respectively.

The following provides a summary of activity in accumulated other comprehensive income relating to our hedging program:

	Seven months ended July 31, 2007	Six months ended June 30, 2006
Beginning balance	$1,833	$—
Changes in fair value of cash flow hedges	747	2,154
Hedge ineffectiveness recognized in earnings	32	6
Net gain transferred to earnings	(2,139)	(625)

Net unrealized gain	$473	$1,535

The above summary for the seven months ended July 31, 2007 includes the month ended January 31, 2007 in order to reconcile the net unrealized gain as of July 31, 2007 to the balance at December 31, 2006.

The remaining balance in accumulated other comprehensive income at July 31, 2007 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2008. We will transfer these amounts to the consolidated statement of operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in accumulated other comprehensive income will be reclassified to the consolidated statement of operations within the next twelve months. We transferred a deferred gain of $405 and deferred loss of $424 to system and software revenues relating to foreign currency contracts hedging revenues for the six months ended July 31, 2007 and June 30, 2006, respectively. We transferred a deferred gain of $1,216 and $1,049 to operating expenses relating to foreign currency contracts hedging commission and other expenses for the six months ended July 31, 2007 and June 30, 2006, respectively.

We enter into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign exchange contracts as hedges. We recognize changes in the fair value of these contracts currently in earnings in other income, net to offset the remeasurement of the related assets and liabilities.

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in other income, net, of $538 and $852 for the three months ended July 31, 2007 and June 30, 2006, respectively, and $1,094 and $1,428 for the six months ended July 31, 2007 and June 30, 2006. We recorded expense related to time value in interest expense of $501 and $438 for the three months ended July 31, 2007 and June 30, 2006, respectively, and $953 and $1,118 for the six months ended July 31, 2007 and June 30, 2006, respectively.

(15)	Commitments and Contingencies—

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases.

Income Taxes

As of July 31, 2007, we had $45,940 of liabilities for income taxes associated with uncertain income tax positions. $42,518 of these liabilities are included in other long-term liabilities in our Condensed Consolidated Balance Sheet as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the amount or timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third-parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” The indemnification is generally limited to the amount paid by the customer. At July 31, 2007, we were not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess each potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss in accordance with SFAS No. 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

(16)	Related Party Transactions—Certain members of our Board of Directors also serve on the Board of Directors of certain of our customers. We recognized revenue from these customers of $8,596 and $13,914 during the three months ended July 31, 2007 and June 30, 2006, respectively, and $16,107 and $21,688 during the six months ended July 31, 2007 and June 30, 2006, respectively. The related party revenue amounts represented 4.2% and 7.8% of our total revenues for the three months ended July 31, 2007 and June 30, 2006, respectively, and 4.1% and 6.1% for the six months ended July 31, 2007 and June 30, 2006, respectively. Management believes the transactions between these customers and our Company were carried out on an arm’s-length basis.

(17)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS 131, we reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer, Chief Financial Officer, and the President.

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

We eliminate all intercompany revenues and expenses in computing revenues and operating income (loss). The corporate component of operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and in-process research and development charges. Reportable segment information is as follows:

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Revenues
North America	$111,986	$79,676	$201,605	$143,364
Europe	41,270	41,820	86,816	91,499
Japan	19,535	24,825	49,127	63,806
Pacific Rim	32,949	32,112	58,655	56,086

Total	$205,740	$178,433	$396,203	$354,755

Operating income (loss)
North America	$71,520	$45,479	$125,184	$77,926
Europe	15,776	19,034	36,952	46,365
Japan	11,063	15,176	31,980	43,863
Pacific Rim	26,198	25,543	45,811	44,005
Corporate	(122,505)	(104,120)	(237,246)	(212,020)

Total	$2,052	$1,112	$2,681	$139

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Net income (loss) before income taxes
North America	$70,188	$42,002	$122,365	$64,538
Europe	17,445	20,694	39,805	47,337
Japan	11,444	15,430	32,915	44,486
Pacific Rim	26,369	25,751	46,154	44,368
Corporate	(122,505)	(104,120)	(237,246)	(212,020)

Total	$2,941	$(243)	$3,993	$(11,291)

			As of July 31, 2007	As of December 31, 2006
Plant, Property and Equipment, net:
North America			$70,705	$62,354
Europe			14,929	13,873
Japan			2,631	3,044
Pacific Rim			6,940	6,829

Total			$95,205	$86,100

			As of July 31, 2007	As of December 31, 2006
Identifiable Assets:
North America			$803,429	$738,450
Europe			270,009	283,710
Japan			53,678	63,352
Pacific Rim			34,153	40,727

Total			$1,161,269	$1,126,239

We segregate revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Revenues
Integrated Circuit Design	$156,843	$128,332	$291,903	$252,291
Systems Design	41,253	42,327	88,782	87,582
Professional Services	7,644	7,774	15,518	14,882

Total	$205,740	$178,433	$396,203	$354,755

(18)	Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS 159 is effective for us as of the beginning of fiscal 2009. We do not believe the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not anticipate that the adoption of SFAS 157 will have a material impact upon our consolidated financial position, results of operations or cash flows.

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (EITF 07-3) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Overview

THE COMPANY

We are a supplier of electronic design automation (EDA) systems — advanced computer software and emulation hardware systems used to automate the design, analysis and testing of electronic hardware and embedded systems software used in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military/aerospace, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development and professional service offices worldwide.

We changed our fiscal year end from December 31 to January 31 beginning with the fiscal year ending January 31, 2008, which we refer to as fiscal 2008. This change took effect following the completion of the year ended December 31, 2006. Information for the transition period from January 1 to January 31, 2007 was included in our Form 10-Q for the quarter ended April 30, 2007.

BUSINESS ENVIRONMENT

Business for the first half of fiscal 2008 continued to build on the growth that occurred during 2006, with bookings up 5% compared to the first half of 2006, led by growth in Integrated System Design, Scalable Verification and New and Emerging Products. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. During the six months ended July 31, 2007, we experienced a 22% increase in system and software revenues as compared to the six months ended June 30, 2006. With this growth in fiscal 2008, we have experienced eight consecutive quarters of year-over-year growth in systems and software revenues. The ten largest transactions for the three months ended July 31, 2007 accounted for approximately 46% of total system and software bookings, as compared to 43% in the three months ended June 30, 2006. The number of new customers during the three months ended July 31, 2007 was up 3% from the levels experienced during the three months ended June 30, 2006.

Our bookings for the three months ended July 31, 2007 declined modestly from the three months ended June 30, 2006. Integrated System Design and New and Emerging experienced growth compared to the second quarter of the prior year while the Calibre family of products within our Design to Silicon product group declined compared to the record second quarter of the prior year.

We continue to believe that fiscal 2008 looks positive for us and the EDA industry in general. Last year the EDA industry experienced significant revenue growth and industry-wide second quarter results suggest that this trend will continue. The EDA industry and our management forecast a strong year in calendar 2007 based on these current trends.

We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Summary of Significant Accounting Policies” in the Notes to Unaudited Consolidated Financial Statements for a description of the types of product licenses we sell. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2006 marked the sixth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend continued during the six months ended July 31, 2007, and we believe this trend will continue for fiscal 2008. Our customers continue to move toward the term license model, which generally provides the customer with greater flexibility for product usage, including the option to share products between multiple product development locations and reconfigure which products they use at regular intervals from a fixed product list. Many of our customers have converted their existing installed base from perpetual to term licenses.

As a result of the ongoing shift from perpetual licenses to term licenses with upfront revenue recognition, we expect no significant impact to earnings, but a negative impact on cash flow and DSO. As customers move away from perpetual licenses to term licenses, the renewability and repeatability of our business is increased. This can provide opportunity for increased distribution of newer products earlier in their lifecycles.

Product Developments

During the second quarter of fiscal 2008, we continued to execute our strategy of focusing on solving new technical problem areas facing customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the six months ended July 31, 2007, we launched many new or improved products, which are chronologically listed below:

First Quarter

•	In February 2007, we announced the release of Board Station® XE, the next-generation version of our Board Station design flow for large enterprise customers.

•

In March 2007, we announced a technology launch of subsystem intellectual property (IP), beginning with a USB subsystem solution, intended to enable faster design creation and improve overall product quality, with particular benefit for the consumer electronics market.

•

In April 2007, we formally launched the Veloce® product family, consisting of three new next-generation hardware-assisted verification platforms. The Veloce Solo, Trio and Quattro products each deliver emulation capability for concurrent hardware-software validation and embedded system verification for key vertical markets such as multimedia/graphics, computing, networking and wireless designs.

Second Quarter

•

In May 2007, we announced the latest release of the 0-In® Clock Domain Crossing (CDC) and Formal Verification products, which help find critical design bugs. Also in May, we enhanced the Questa™ functional verification platform.

•

In June 2007, we acquired Sierra Design Automation, Inc., a leading provider of high-performance place and route solutions for integrated circuits. Sierra’s flagship product, Olympus-SOC provides a next-generation place and route system that concurrently addresses variations in manufacturing and allows designers to simultaneously solve for large numbers of variables to achieve a more optimal design quickly.

•	In July 2007, we announced the latest release of the CHS™ product suite, Mentor’s flagship product supporting vehicle electrical system design and wire harness engineering.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Q2 Fiscal 2008 Financial Performance

•

Total revenues were $205,740 and $396,203 for the three and six months ended July 31, 2007, a 15% and 12% increase over the three and six months ended June 30, 2006, respectively. The increase resulted from strength in IC Design to Silicon and New and Emerging Markets. Revenue strength in IC Design to Silicon for both the three and six month periods was led by the Calibre product family. Strength in New and Emerging Markets for the three months ended July 31, 2007 was concentrated in our Design for Test and ESL Group. Growth in New and Emerging Markets for the six months ended July 31, 2007 was led by our Automotive group’s cabling and networking product lines, the ESL Group, and Design for Test.

•

System and software revenues were $123,691 and $237,549 for the three and six months ended July 31, 2007, a 22% and 16% increase over the three and six months ended June 30, 2006, respectively. Product revenue split by license model for the second quarter of fiscal 2008 was 63% term with upfront revenue recognition, 23% perpetual and 14% term with ratable revenue recognition (which includes due and payable revenue recognition), compared to second quarter 2006 product revenue splits of 53% term with upfront revenue recognition, 31% perpetual and 16% term with ratable revenue recognition.

•	Service and support revenues were $82,049 and $158,654 for the three and six months ended July 31, 2007, a 6% and 5% increase over the three and six months ended June 30, 2006, respectively.

•

By geography, revenues in North America increased 41% for the three and six months ended July 31, 2007, as compared to the three and six months ended June 30, 2006. Revenues decreased in Europe 1% and 5% for the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, respectively. Revenues decreased in Japan 21% and 23% for the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, respectively. Revenues increased in the Pacific Rim 3% and 5% for the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, respectively. North America contributed the largest share of revenues at 54% and 51% for the three and six months ended July 31, 2007, an increase from 45% and 40% for the three and six months ended June 30, 2006, respectively.

•	Net income was $1,907 and $2,197 for the three and six months ended July 31, 2007 compared to a net loss of $448 and $6,308 in the three and six months ended June 30, 2006, respectively.

•

Trade accounts receivable, net increased to $270,281 at July 31, 2007, up 3% from $263,126 at December 31, 2006. Average days sales outstanding increased to 118 days as of July 31, 2007 from 96 days at December 31, 2006.

•

Cash provided by operating activities was $5,483 for the six months ended July 31, 2007 compared to cash provided by operating activities of $46,215 for the six months ended June 30, 2006. At July 31, 2007, cash, cash equivalents and short-term investments were $100,881, down 22% from $129,857 at December 31, 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we have stated in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended
	July 31, 2007	Change	June 30, 2006
System and software revenues	$123,691	22%	$101,226
System and software gross margins	114,005	21%	94,246
Gross margin percent	92%		93%
Service and support revenues	82,049	6%	77,207
Service and support gross margins	58,982	5%	56,407
Gross margin percent	72%		73%
Total revenues	205,740	15%	178,433
Total gross margins	172,987	15%	150,653
Gross margin percent	84%		84%

	Six months ended
	July 31, 2007	Change	June 30, 2006
System and software revenues	$237,549	16%	$204,166
System and software gross margins	220,333	16%	189,636
Gross margin percent	93%		93%
Service and support revenues	158,654	5%	150,589
Service and support gross margins	113,404	4%	109,539
Gross margin percent	71%		73%
Total revenues	396,203	12%	354,755
Total gross margins	333,737	12%	299,175
Gross margin percent	84%		84%

System and Software

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems. System and software revenues were higher in the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006 primarily due to an increase in Design to Silicon and New and Emerging product lines, led by the Calibre product line and the Design for Test product line. These increases were minimally affected by foreign currency fluctuations during the three and six months ended July 31, 2007, as more fully described under “Geographic Revenues Information” below.

System and software gross margin percentage decreased for the three months ended July 31, 2007 as compared to the three months ended June 30, 2006 due to lower margins on revenues from our newly released Veloce emulation hardware products. System and software gross margin percentage was flat for the six months ended July 31, 2007 as compared to the six months ended June 30, 2006 as cost of goods sold rose in line with the revenues.

The write-down of emulation hardware systems inventory was $552 and $799 for the three and six months ended July 31, 2007, respectively, compared to $697 and $1,555 for the three and six months ended June 30, 2006. These reserve adjustments reduced inventory to the amount that was expected to ship within six months on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $1,696 and $1,748 was sold during the three and six months ended July 31, 2007, respectively, compared to $2,470 and $3,165 for the three and six months ended June 30, 2006, respectively.

Amortization of purchased technology to system and software cost of revenues was $2,332 and $5,374 for the three and six months ended July 31, 2007, respectively, compared to $3,421 and $6,656 for the three and six months ended June 30, 2006, respectively. We amortize purchased technology costs over two to five years to system and software cost of revenues. The decrease in amortization for the six months ended July 31, 2007 was primarily attributed to certain assets being fully amortized during the period. The decrease was partially offset by amortization in the three and six months ended July 31, 2007 of certain intangible assets acquired in acquisitions between July 1, 2006 and July 31, 2007. The amortization for the three and six months ended July 31, 2007 included amortization of purchased technology resulting from the Sierra Design Automation, Inc. acquisition which occurred in June 2007.

Service and Support

Service and support revenues consist of revenues from support contracts and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the three and six months ended July 31, 2007 compared to the three and six months ended June 30, 2006 resulted primarily from growth in the installed base of customers under support contracts, specifically in Scalable Verification and Design to Silicon, lead by the 0-In and Calibre product lines, respectively. Additionally, we had growth in revenues from our New and Emerging product lines, specifically in the ESL Group and Design for Test product line. These increases were minimally affected by foreign currency fluctuations during the three and six months ended July 31, 2007, as more fully described under “Geographic Revenues Information” below.

The service and support gross margin percentage declined for the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006. This was primarily due to declining revenues and consistent costs in emulation hardware systems support. Costs associated with emulation hardware support have remained consistent in preparation for providing support for our newly released Veloce emulation hardware products.

Geographic Revenues Information

Revenue by Geography

	Three months ended			Six months ended
	July 31, 2007	Change	June 30, 2006	July 31, 2007	Change	June 30, 2006
North America	$111,986	41%	$79,676	$201,605	41%	$143,364
Europe	41,270	(1)%	41,820	86,816	(5)%	91,499
Japan	19,535	(21)%	24,825	49,127	(23)%	63,806
Pacific Rim	32,949	3%	32,112	58,655	5%	56,086

Total	$205,740	15%	$178,433	$396,203	12%	$354,755

Revenues increased in North America for the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, primarily as a result of increased software product revenues.

Revenues outside of North America represented 46% and 49% of total revenues for the three and six months ended July 31, 2007, respectively, as compared to 55% and 60% for the three and six months ended June 30, 2006, respectively. Most large European revenue contracts are denominated and paid in the U.S. dollar. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 2% for the three and six months ended July 31, 2007. Exclusive of currency effects, lower European revenues for the three and six months ended July 31, 2007 were primarily the result of decreased software product revenues, partially offset by an increase in support revenues.

The effects of exchange rate differences from the Japanese yen to the U.S. dollar negatively impacted Japanese revenues by approximately 6% and 4% for the three and six months ended July 31, 2007, respectively. Exclusive of currency effects, lower Japanese revenues for the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, were primarily the result of decreased software product revenues.

Revenues increased in the Pacific Rim for the three and six months ended July 31, 2007 compared to the three and six months ended June 30, 2006, primarily as a result of higher software product revenues and support revenues.

We generate approximately half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

	Three months ended			Six months ended
	July 31, 2007	Change	June 30, 2006	July 31, 2007	Change	June 30, 2006
Research and development	$65,468	18%	$55,293	$124,658	13%	$110,356
Marketing and selling	75,139	8%	69,334	147,699	8%	136,305
General and administration	23,957	5%	22,876	46,897	7%	43,795
Amortization of intangible assets	2,279	103%	1,121	3,657	63%	2,247
Special charges	(8)	(101)%	917	4,045	(34)%	6,153
In-process research and development	4,100	—	—	4,100	2,178%	180

Total operating expenses	$170,935	14%	$149,541	$331,056	11%	$299,036

Research and Development

For the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, the increase in research and development costs was primarily due to (i) the year-over-year effect of annual salary increases, (ii) higher variable compensation as a result of improved financial results, (iii) a weakening of the U.S. dollar, (iv) the acquisition of Sierra Design Automation, Inc., (v) increased facility costs, (vi) increased benefits costs associated with higher employee compensation and (vii) increased headcount in Integrated Systems. The increase was partially offset by a decrease in consulting costs.

A weakening U.S. dollar, primarily in European currencies, accounted for approximately 12% and 13% of the change in expense year-over-year for the three and six months ended July 31, 2007, respectively.

Marketing and Selling

For the three months ended July 31, 2007 as compared to the three months ended June 30, 2006, the increase in marketing and selling costs was primarily attributed to (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) higher variable compensation and commissions as a result of improved financial results, and (iv) increased benefits costs associated with higher employee compensation. The increase was partially offset by reductions to accounts receivable reserves.

For the six months ended July 31, 2007 as compared to the six months ended June 30, 2006, the increase in marketing and selling costs was primarily attributed to (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) higher variable compensation and commissions as a result of improved financial results, (iv) increased benefits costs associated with higher employee compensation, and (v) increased company transportation, training and relocation costs incurred for personnel.

A weakening U.S. dollar, primarily in European currencies, accounted for approximately 28% and 30% of the change in expense year-over-year for the three and six months ended July 31, 2007, respectively.

General and Administration

For the three months ended July 31, 2007 as compared to the three months ended June 30, 2006, the increase in general and administration costs was the result of (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) increased consulting costs, and (iv) increased facilities costs. The increase was partially offset by decreases in the variable compensation and professional service costs.

For the six months ended July 31, 2007 as compared to the six months ended June 30, 2006, the increase in general and administration costs was the result of (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) increased consulting and temporary service costs, (iv) increased supplies and equipment costs, (v) increased travel costs, and (vi) increased facilities costs. The increase was partially offset by decreases in variable compensation costs.

Effective June 7, 2007, the 1987 Non-Employee Directors’ Stock Plan was amended to include a provision which accelerates upon termination, the vesting of all stock options and restricted stock awards granted to Non-Employee Directors on or after the annual meeting in 2007. As a result, our stock based compensation expense increased by $664 during the three and six months ended July 31, 2007.

A weakening U.S. dollar, primarily in European currencies, accounted for approximately 16% and 11% of the change in expense increase year-over-year for the three and six months ended July 31, 2007, respectively.

Adjustment to Earnings Release

On August 23, 2007, we issued a press release with results of operations for the second quarter of fiscal 2008. In the course of our internal review process for this Quarterly Report on Form 10-Q, we subsequently identified a charge of $664 in the second quarter of fiscal 2008 for additional stock-based compensation expense that was not reflected in the August 23 earnings release. This charge resulted from the full expensing during the quarter of the value of restricted stock and stock options granted to our non-employee directors on June 14, 2007. The charge was a consequence of new terms for these awards that were approved by our shareholders on June 14, 2007. Under the new terms, restricted stock and stock options granted to non-employee directors vest over five years. Restricted stock and stock options become fully vested upon any termination of service as a director and under applicable accounting principles a requisite service period is not established and consequently requires that the full value of the awards be recognized upon grant. Together with corresponding changes in our income tax expense, this charge reduced our net income as reported in this 10-Q by $494 for the three and six months ended July 31, 2007, respectively, from the net income reported in our earnings release, and reduced our basic and diluted net income per share as reported in this 10-Q by $0.01 for the three months ended July 31, 2007 and our diluted net income per share by $0.01 for the six months ended July 31, 2007, respectively, from the net income per share reported in our earnings release.

Amortization of Intangible Assets

For the three and six months ended July 31, 2007 as compared to the three and six months ended June 30, 2006, the increase in amortization of intangible asset costs was primarily due amortization in the three and six months ended July 31, 2007 of certain intangible assets acquired in acquisitions between July 1, 2006 and July 31, 2007. This increase was partially offset by the completion of amortization during the period of certain intangible assets acquired in previous years. The amortization for the three and six months ended July 31, 2007 included amortization of intangible assets resulting from the Sierra Design Automation, Inc. acquisition which occurred in June 2007.

Special Charges

	Three months ended		Six months ended
	July 31, 2007	June 30, 2006	July 31, 2007	June 30, 2006
Excess leased facility costs	$(721)	$585	$(737)	$1,448
Employee severance	714	352	4,683	3,944
Other	(1)	(20)	99	761

Total special charges	$(8)	$917	$4,045	$6,153

During the six months ended July 31, 2007, we recorded special charges of $4,045. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $737 during the six months ended July 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in the three months ended July 31, 2007 and the termination of an abandoned facility lease in a lease buyout in the three months ended April 30, 2007. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

We rebalanced our workforce by 116 employees during the six months ended July 31, 2007. The reduction impacted several employee groups. Employee severance costs of $4,683 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded.

Approximately 54% of these costs were paid during the quarter and we expect to pay the remainder during the fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

Other special charges for the six months ended July 31, 2007 included fees of $99 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

During the six months ended June 30, 2006, we recorded special charges of $6,153. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Leased facility costs of $1,448 for the six months ended June 30, 2006 included $909 of non-cancelable lease payments, net of sublease income, related to the abandonment of a facility in Europe and $539 in non-cancelable lease payments for excess facility space in Europe. Non-cancelable lease payments on the excess facility space will be paid over the next three years. Other costs of $761 included a loss of $640 for the disposal of property and equipment related to the discontinuation of an intellectual property product line and $121 for other costs.

We rebalanced our workforce by 73 employees during the six months ended June 30, 2006. The reduction impacted several employee groups. Employee severance costs of $3,944 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

In-process Research and Development

	Three months ended			Six months ended
	July 31, 2007	Change	June 30, 2006	July 31, 2007	Change	June 30, 2006
In-process research and development	$4,100	—	$—	$4,100	2,178%	$180

The total acquired in-process research and development valued at $4,100 for the three and six months ended July 31, 2007 was assigned entirely to one program, Next Generation Pinnacle, and was expensed on the closing date of the Sierra Design Automation, Inc. acquisition. The value of the in-process research and development was based on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for the product was December 2007. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 20% to reflect present value.

Other Income, Net

	Three months ended
	July 31, 2007	Change	June 30, 2006
Interest income	$6,087	5%	$5,775
Loss on sale of accounts receivable	(14)	99%	(1,269)
(Loss) gain on hedge ineffectiveness	(8)	(200)%	8
Foreign exchange loss	(131)	10%	(145)
Other, net	(104)	56%	(235)

Other income, net	$5,830	41%	$4,134

	Six months ended
	July 31, 2007	Change	June 30, 2006
Interest income	$13,121	19%	$10,984
Loss on sale of accounts receivable	(860)	68%	(2,707)
Loss on hedge ineffectiveness	(6)	99%	(1,038)
Foreign exchange loss	(544)	8%	(591)
Other, net	(340)	(6)%	(320)

Other income, net	$11,371	80%	$6,328

Interest income includes amortization of the interest component of our term license installment agreements of $4,193 and $9,296 for the three and six months ended July 31, 2007, respectively, compared to $3,621 and $6,933 for the three and six months ended June 30, 2006. The increase in interest income for term license installment agreements was primarily attributable to (i) the increase in average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and (ii) the increase in the dollar value of term deals made in the preceding and current period for the six months ended July 31, 2007 as compared to the six months ended June 30, 2006. In addition, we recorded income for the time value of foreign currency contracts of $538 and $1,094 for the three and six months ended July 31, 2007, respectively, and $852 and $1,428 for the three and six months ended June 30, 2006, respectively. Interest income also included interest earned on our cash, cash equivalents and short-term investments of $1,356 and $2,731 for the three and six months ended July 31, 2007, respectively, and $1,302 and $2,623 for the three and six months ended June 30, 2006, respectively.

The decrease in the loss on sale of accounts receivable was the result of a decrease in the sale of qualifying accounts receivable balances to certain financing institutions which we sell on a non-recourse basis. During the three and six months ended July 31, 2007, we sold trade receivables in the amounts of $1,212 and $7,034, respectively, and term receivables in the amounts of $0 and $7,319, respectively. For the three and six months ended June 30, 2006, we sold trade receivables of $6,111 and $13,929, respectively, and term receivables in the amounts of $9,450 and $18,715, respectively.

During the three and six months ended July 31, 2007, we recognized a loss of $8 and $6, respectively, resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). For the three months ended June 30, 2006 we recognized a gain of $8 resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements SFAS 133. For the six months ended June 30, 2006, we recognized a loss of $1,046 for derivative instruments that did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133. This loss was offset by the $8 gain recognized in the three months ended June 30, 2006.

Other income, net was impacted by a foreign currency loss of $131 and $544 in the three and six months ended July 31, 2007, respectively, and $145 and $591 for the three and six months ended June 30, 2006, respectively, due to fluctuations in currency rates.

Interest Expense

	Three months ended			Six months ended
	July 31, 2007	Change	June 30, 2006	July 31, 2007	Change	June 30, 2006
Interest expense	$4,941	(10)%	$5,489	$10,059	(43)%	$17,758

The decrease in interest expense in the three and six months ended July 31, 2007 was due largely to the net effect of financing transactions, which occurred in the six months ended June 30, 2006. These transactions included the issuance of our 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures), the retirement of our 6 7/8% Convertible Subordinated Notes due 2007 (Notes), and the retirement of portions of our Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures) in the three months ended March 31, 2006 and subsequent periods thereafter, as more fully described in “Liquidity and Capital Resources” below. Interest expense for the three and six months ended July 31, 2007 included (i) $0 and $102 for the premium on the Floating Rate Debentures, respectively, (ii) $0 and $62 for the write-off of unamortized debt issuance costs on the Floating Rate Debentures, respectively, and (iii) amortization and interest expense on the 6.25% Debentures and Floating Rate Debentures of $4,248 and $8,495, respectively. Interest expenses relating to the time value of foreign currency contracts was $501 and $953 for the three and six months ended July 31, 2007, respectively.

Interest expense for the six months ended June 30, 2006 included (i) $4,716 for the premium on the Notes partially offset by repurchase discounts in the three and six months ended June 30, 2006 of $999 and $72, respectively, on the Floating Rate Debentures, (ii) $106 and $2,260 in the three and six months ended June 30, 2006 for the write-off of unamortized debt issuance costs related to the Notes and Floating Rate Debentures and (iii) amortization and interest expense on the 6.25% Debentures, the Notes and the Floating Rate Debentures in the three and six months ended June 30, 2006 of $4,802 and $10,353, respectively. Interest expenses relating to the time value of foreign currency contracts was $438 and $1,118 for the three and six months ended June 30, 2006, respectively.

Provision for Income Taxes

	Three months ended			Six months ended
	July 31, 2007	Change	June 30, 2006	July 31, 2007	Change	June 30, 2006
Income tax expense (benefit)	$1,034	404%	$205	$1,796	136%	$(4,983)

We recorded an expense from income taxes of $1,034 and $1,796 for the three and six months ended July 31, 2007, respectively, as compared to the provision for income taxes of $205 and benefit from income taxes of $4,983 for the three and six months ended June 30, 2006. Generally, the provision for income taxes is the result of the mix of profits (losses) we and our subsidiaries earn in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income taxes based on our projected results of operations for the full year and record an adjustment in the current quarter. For the six months ended July 31, 2007, our effective tax rate was 45%, after considering discrete items of $780. Without discrete items, our effective tax rate for the six months ended July 31, 2007 was 25%. The effective tax rate for the remainder of fiscal 2008 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for fiscal 2008 at a 30% effective tax rate, after the inclusion of discrete items, differs from tax computed at the federal statutory rate, primarily due to (i) profits in the United States being partially offset by historic losses and credits for which no previous benefits were recognized, and (ii) benefit of lower tax rates on earnings of foreign subsidiaries, offset in part by (i) an increase in tax reserves, (ii) withholding taxes primarily in certain foreign jurisdictions and (iii) nondeductible incentive stock option and employee stock purchase plan compensation expense.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. In the United States, the statute of limitation remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the United States. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the United States by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004 and 2005 tax years. In March 2007, the IRS issued a Revenue Agent’s Report in which adjustments were asserted totaling $146,600 of additional taxable income for 2002 through 2004. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position. In Ireland and Japan, our statute of limitations remains open for year on and after 2002 and 2004, respectively.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. In connection with our adoption of FIN 48, we reclassified $42,730 of tax reserves from income taxes payable to other long-term liabilities. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which can not be predicted, may occur that would affect our reserves and effective tax rate. It is reasonably possible unrecognized tax positions of approximately $3,423 may decrease due to the settlements or the expiration of the statute of limitations within the next twelve months. To the extent such uncertain tax positions resolve in our favor, it would have positive impact on our effective tax rate. Accrued income tax-related interest and penalties were $388 and $829 for the three and six months ended July 31, 2007.

Effects of Foreign Currency Fluctuations

Approximately half of our revenues and approximately one-third of our expenses were generated outside of the United States for the six months ended July 31, 2007. For fiscal 2008, approximately one-fourth of European and approximately ninety-five percent of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For 2006, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We generally enter into the option contracts at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, currency fluctuations could have a substantial effect on our overall results of operations.

Foreign currency translation adjustment, a component of accumulated other comprehensive income reported in the Stockholders’ Equity section of our Consolidated Balance Sheet, increased to $32,594 at July 31, 2007 from $28,817 at December 31, 2006. This reflected an increase in the value of net assets denominated in foreign currencies as a result of the weakening of the U.S. dollar since December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

	As of July 31, 2007	As of December 31, 2006
Current assets	$416,337	$435,211
Cash, cash equivalents and short-term investments	$100,881	$129,857

	Six months ended
	July 31, 2007	June 30, 2006
Cash provided by operating activities	$5,483	$46,215
Cash used in investing activities, excluding short-term investments	$(57,437)	$(17,507)
Cash provided by (used in) financing activities	$13,049	$(7,325)

Cash, Cash Equivalents and Short-Term Investments

Cash provided by operating activities for the six month ended July 31, 2007 was $5,483 as compared to $46,215 for the six months ended June 30, 2006. The decrease in cash flows from operating activities was primarily due to (i) an increase in trade accounts receivable for the six months ended July 31, 2007 as compared to a decrease in trade accounts receivable for the six months ended June 30, 2006, as more fully described under “Trade Accounts and Term Receivables” below, (ii) a decrease in deferred revenues for the six months ended July 31, 2007 as compared to an increase in deferred revenues for the six months ended June 30, 2006, and (iii) a larger decrease in accounts payable and accrued liabilities for the six months ended July 31, 2007 as compared to the decrease for the six months ended June 30, 2006. The decrease in cash flows from operating activities was partially offset by (i) $4,100 of merger related charges for in-process research and development written off during the six months ended July 31, 2007 as compared to $180 in the six months ended June 30, 2006, and (ii) net income for the six months ended July 31, 2007 of $2,197 as compared to a loss of $6,308 for the six months ended June 30, 2006.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the six months ended July 31, 2007, we sold trade and term receivables in the amounts of $7,034 and $7,319, respectively, for net proceeds of $13,493. During the six months ended June 30, 2006, we sold trade and term receivables in the amounts of $13,929 and $18,715, respectively, for net proceeds of $30,008. We continue to evaluate the economics of the sale of accounts receivables and do not have a set target for the sale of accounts receivables for fiscal 2008.

Excluding short-term investments, cash used in investing activities for the six months ended July 31, 2007 consisted of cash paid for the acquisition of businesses and equity interests of $37,283, including payments of earnouts and transaction costs related to prior-year acquisitions of $1,932, and capital expenditures of $20,154. The increase in capital expenditures was a result of expected infrastructure improvements within facilities and information technology. Cash used for investing activities for the six months ended June 30, 2006 included cash paid for the acquisition of businesses and equity interests of $4,820, including payments of earnouts and transaction costs related to prior-year acquisitions of $1,503, and capital expenditures of $12,494.

Cash provided by financing activities for the six months ended July 31, 2007 included cash provided by common stock issuances of $15,967 for stock option exercises and stock purchased under our Employee Stock Purchase Plans offset by cash used in the repurchase of $3,401 of our Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), as more fully described below.

Cash used in financing activities for the six months ended June 30, 2006 included (i) cash provided by the issuance of $200,000 of 6.25% Debentures (6.25% Debentures) in a private offering for net proceeds of $194,250, (ii) cash provided by common stock issuances of $9,357 for stock option exercises and stock purchased under our Employee Stock Purchase Plans and (iii) cash used in the repurchase and retirement of $171,500 of our 6 7/8% Notes and $33,350 of our Floating Rate Debentures, as more fully described below.

Trade Accounts and Term Receivables

	As of July 31, 2007	As of December 31, 2006
Trade accounts receivable, net	$270,281	$263,126
Term receivables, long-term	$132,430	$162,157
Average days sales outstanding in short-term receivables	118 days	96 days
Average days sales outstanding in trade accounts receivable	42 days	43 days

Trade Accounts Receivable, Net

Trade accounts receivable, net increased to $270,281 at July 31, 2007 from $263,126 at December 31, 2006. Excluding the current portion of term receivables of $173,516 and $146,123, respectively, average days sales outstanding were 42 days and 43 days at July 31, 2007 and December 31, 2006, respectively. Average days sales outstanding for total accounts receivable increased to 118 days at July 31, 2007 from 96 days at December 31, 2006. The increase in days sales outstanding was primarily due to (i) higher revenues for the three months ended December 31, 2006 as compared to the three months ended July 31, 2007 and (ii) an increase in the current portion of term receivables from December 31, 2006 to July 31, 2007, due in large part to more accelerated billing terms on some new agreements driving more receivables into short term as some customers are favoring shorter terms for billing cycles. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, the amount due in the next twelve months is reflected in current trade accounts receivable without the corresponding revenue. As a result, if our mix of contracts were to shift to a higher percentage of term contracts, we would expect average days sales outstanding to increase.

Term Receivables, Long-Term

Term receivables, long-term decreased to $132,430 at July 31, 2007 from $162,157 at December 31, 2006. The balances were attributable to multi-year term license sales agreements. Balances under term agreements that are due within one year are included in trade accounts receivable and balances that are due in more than one year are included in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from December 31, 2006 was attributed to the change in fiscal year end. Customer contracts continue to be based on calendar quarters and the shift in our fiscal year end has caused a portion of our term receivables, which would have otherwise stayed long-term, to be classified as short-term term receivables. Additionally, the decrease is also due to more accelerated billing terms on some new agreements driving more receivables into short term as some customers are favoring shorter terms for billing cycles.

Property, Plant and Equipment, net

	As of July 31, 2007	As of December 31, 2006
Property, plant and equipment, net	$95,205	$86,100

The increase in property, plant and equipment, net was due to normal quarterly capital purchases, offset by depreciation and disposals. The increase in property, plant and equipment, net for the six months ended July 31, 2007 did not include any individually significant projects and was primarily the result of infrastructure improvements within facilities and information technology.

Accrued Payroll and Related Liabilities

	As of July 31, 2007	As of December 31, 2006
Accrued payroll and related liabilities	$78,001	$105,009

The decrease in accrued payroll and related liabilities reflects (i) the pay out of annual bonus accruals at December 31, 2006 during the six months ended July 31, 2007, (ii) the pay out of sales commissions accruals at December 31, 2006 during the six months ended July 31, 2007, and (iii) a reduction to Employee Stock Purchase Plans withholding for stock purchases made in July 2007.

Deferred Revenue

	As of July 31, 2007	As of December 31, 2006
Deferred revenue	$128,096	$116,237

Deferred revenue consists primarily of prepaid annual software support services. The increase in deferred revenue was primarily due to a higher volume of annual support contract renewals and several new billings in the six months ended July 31, 2007, offset by normal amortization during the period. The increase from December 31, 2006 was also attributed in part to the change in fiscal year end. Renewal of customer contracts which would have occurred in the first month of the third calendar quarter moved into the last month of our July 2007 second fiscal quarter. The increase in deferred revenue was partially offset by normal amortization of prepayments on existing contracts.

Income Taxes

As of July 31, 2007 we have approximately $45,940 of liabilities for income taxes associated with uncertain income tax positions. Of these liabilities, $42,518 are included in other long-term liabilities in our Condensed Consolidated Balance Sheet as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities, and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Capital Resources

Expenditures for property, plant and equipment increased to $20,154 for the six months ended July 31, 2007 compared to $12,494 for the six months ended June 30, 2006. The increase in expenditures for property, plant and equipment was a result of expected infrastructure improvements within facilities and information technology. We expect that expenditures for property, plant and equipment for fiscal 2008 to be approximately $40 million compared to $29 million for 2006.

During the six months ended July 31, 2007, we acquired Sierra Design Automation, Inc. and the technology of Dynamic Soft Analysis, Inc., which resulted in net cash payments of $34,733 and $618, respectively. The cash payment for the acquisition of Sierra was net of $9,716 of cash held by Sierra and acquired by us in the transaction. Additionally, we paid $1,829 for earnouts and $103 for transaction and other costs related to prior acquisitions. In the six months ended June 30, 2006, we acquired EverCAD, which resulted in net cash payments of $3,317. Additionally, we paid $609 for earnouts and $894 for transaction and other costs related to prior acquisitions.

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

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.01% and 6.37% for the six months ended July 31, 2007 and June 30, 2006, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,985 shares as of July 31, 2007. These circumstances generally include (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash on or after August 6, 2007. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

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

During the six months ended July 31, 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,400, for a total purchase price of $3,502. As a result, a principal amount of $46,450 remains outstanding as of July 31, 2007. In connection with this purchase, we incurred a before tax net loss on the early extinguishment of debt of $164, which included a $102 premium on the repurchased Floating Rate Debentures as well as the write-off of $62 of a portion of unamortized deferred debt issuance costs.

During the six months ended June 30, 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $38,150, for a total purchase price of $37,079. In connection with this purchase, we incurred a before tax net gain on the early extinguishment of debt of $177, which included a $1,071 discount on the repurchased Floating Rate Debentures partially offset by the write-off of $894 of unamortized deferred debt issuance costs.

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

In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the first seven months of 2007 and all of 2006 against this credit facility and had no balance outstanding at July 31, 2007 and December 31, 2006.

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

We had an 8% interest in M2000, Inc as of December 31, 2006. We did not participate in a subsequent round of funding, which resulted in a reduction in our ownership interest from 8% to 5% as of July 31, 2007. We assessed our interest in this variable interest entity and concluded that we should not consolidate that entity based on guidance included in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. Accordingly, we have accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

OUTLOOK FOR FISCAL 2008 AND FISCAL 2009

We expect revenues for the third quarter of fiscal 2008 to be approximately $200 million, while we expect net income per share for the same period to be approximately $.02. We expect revenues for the fiscal year ending January 31, 2008 to be approximately $860 million and earnings per share to be approximately $.55.

We preliminarily expect revenues for fiscal 2009 to be approximately $920 million, with net income per share for the same period of approximately $.78.

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

The table below presents the carrying value and related weighted-average fixed interest rates for our investment portfolio. The carrying value approximates fair value at July 31, 2007. In accordance with our investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars (In thousands, except interest rates)	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$27,624	5.23%
Short-term investments – fixed rate	34,717	5.28%

Total fixed rate interest bearing instruments	$62,341	5.26%

We had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at July 31, 2007. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $46,450 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at July 31, 2007. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $465.

At July 31, 2007, we had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We had no borrowings during fiscal 2008 and 2006 against this credit facility and had no balance outstanding at July 31, 2007 and December 31, 2006, respectively.

We had other short-term borrowings of $5,536 outstanding at July 31, 2007 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $55.

FOREIGN CURRENCY RISK

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of foreign currency forward and option contracts. We enter into contracts with counterparties who are major financial institutions and believe the risk related to default is remote. We do not hold or issue derivative financial instruments for trading purposes.

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of July 31, 2007, we had the following options outstanding:

•	Japanese yen with contract values totaling $54,911 at a weighted average contract rate of 122.99 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $63,251 at a weighted average contract rate of 1.36 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $25,026 at a weighted average contract rate of 2.02 to hedge forecasted expenses exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The table provides information as of July 31, 2007 about our foreign currency forward contracts. The information provided is in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature in the second half of fiscal 2008.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$42,645	1.37	USD
Japanese Yen	37,624	119.71	JPY
British Pound	22,353	2.03	USD
Indian Rupee	8,616	40.30	INR
Canadian Dollar	3,846	1.04	CAD
Swedish Krona	3,450	6.64	SEK
Taiwan Dollar	3,134	32.70	TWD
Swiss Franc	2,292	1.20	CHF
Korean Won	2,072	915.25	KRW
Danish Krone	1,118	5.38	DKK
Other	3,840	—

Total	$130,990

Item 4.	Controls and Procedures

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(2)	Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2008 and Fiscal 2009” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2008 and Fiscal 2009”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Intense competition in the EDA industry could materially adversely impact us.

Competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new software license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software products at low prices for promotional purposes or as a long-term pricing strategy. These practices could significantly reduce demand for our products or constrain prices we can charge.

We currently compete primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. We also compete with numerous smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally.

Our forecasts of our revenues and earnings outlook may be inaccurate and a failure to meet these forecasts could materially adversely impact our business or our planned results of operations.

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

We are subject to the cyclical nature of the integrated circuit and electronics systems industries, and any future downturns may materially adversely impact us.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the IC and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns can cause diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Customers also appear to be reducing the number of EDA vendors with which they do business. If this trend continues, we may have more difficulty obtaining new customers and increasing our market share.

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

Accounting rules governing revenue recognition are complex and may change.

The accounting rules governing software revenue recognition are complex and have been subject to authoritative interpretations that have generally made it more difficult to recognize software product revenues at the beginning of the license period. If this trend continues, new and revised standards and interpretations could materially adversely impact our ability to meet near-term revenue expectations. The planned retirement of our corporate controller in September 2007 may also increase the risk that we are unable to comply with current and new rules and interpretations.

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

We do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. This risk may increase following the planned retirement of our corporate controller in September 2007.

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

We obtain approximately half of our revenues from customers outside the United States, and we generate approximately one-third of our expenses outside the United States. Significant changes in currency exchange rates can have an adverse impact on us.

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

We generally commit to purchase component parts from suppliers based on sales forecasts of our emulation products. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them. Additionally, a delay in production of the components could materially adversely impact our operating results if we are unable to timely ship ordered products or provide replacement parts under warranty or maintenance contracts.

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

Some of our products include software or other intellectual property licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. If we are unable to obtain software or other intellectual property licenses or rights from third parties on favorable terms could materially adversely impact us.

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

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. Errors or defects could result in:

•	loss of current customers and loss of, or delay in, revenue and loss of market share;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources to resolve the problems resulting from errors or defects; and

•	increased support or service costs.

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

We have a substantial level of indebtedness. As of July 31, 2007, we had $256.3 million of outstanding indebtedness, which includes $46.4 million of Floating Rate Convertible Subordinated Debentures due 2023 (Floating Rate Debentures), $200 million of 6.25% Convertible Subordinated Debentures due 2026 (6.25% Debentures) and $9.9 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2007, we acquired 100% of the outstanding shares of Sierra Design Automation, Inc. in a merger transaction. Upon completion of the merger, the outstanding shares of Sierra Design were converted into the right to receive consideration from us totaling $90 million, of which half was paid in cash and half was paid in shares of our common stock. A total of 3,097,206 shares of our common stock were issued in the merger. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 3(a)(10) of that Act. The basis for this exemption is that the California Department of Corporations approved the terms and conditions of the issuance of our common stock in the merger after holding a hearing on the fairness of those terms and conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held pursuant to notice at 5:00 p.m. Pacific time on June 14, 2007 at our offices in Wilsonville, Oregon to consider and vote upon:

Proposal 1	To elect directors to serve for the ensuing year and until their successors are elected;
Proposal 2	To amend the Company’s 1987 Non-Employee Director Stock Option Plan to provide for an annual grant to each director of an option for 21,000 shares or 7,000 shares of restricted stock, at the election of the director, and to provide additional flexibility in administering the Plan;
Proposal 3	To approve the Company’s Executive Variable Incentive Plan; and
Proposal 4	To ratify the appointment of KPMG LLP as independent registered public accounting firm for the fiscal years ending January 31, 2007 and January 31, 2008.

The results of the voting on these proposals were as follows:

Proposal 1 Election of Directors	For	Withheld
Marsha B. Congdon	78,402,590	1,774,678
Gregory K. Hinckley	79,052,110	1,125,158
Kevin C. McDonough	78,919,191	1,258,077
Walden C. Rhines	78,714,447	1,462,821
Fontaine K. Richardson	76,553,803	3,623,465
Sir Peter Bonfield	78,850,007	1,327,261
James R. Fiebiger	78,522,609	1,654,659
Patrick B. McManus	78,287,602	1,889,666

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	55,872,862	16,326,503	224,569	7,753,334
Proposal 3	69,925,418	2,254,686	243,830	7,753,334
Proposal 4	79,180,279	904,368	92,621	—

Item 6.	Exhibits

10.D	1987 Non-Employee Directors’ Stock Plan.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2007	MENTOR GRAPHICS CORPORATION
(Registrant)

/S/ MARIA M. POPE
Maria M. Pope
Vice President and Chief Financial Officer