Form 10-Q
period 2007-10-31
MENTOR GRAPHICS CORP
filed 2007-12-06
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Number of shares of common stock, no par value, outstanding as of December 5, 2007: 89,737,699

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended	October 31, 2007	September 30, 2006
In thousands, except per share data
Revenues:
System and software	$104,215	$114,461
Service and support	82,096	76,174

Total revenues	186,311	190,635

Cost of revenues:
System and software	4,706	4,664
Service and support	24,453	21,072
Amortization of purchased technology	2,139	3,286

Total cost of revenues	31,298	29,022

Gross margin	155,013	161,613

Operating expenses:
Research and development	64,034	60,448
Marketing and selling	74,580	72,192
General and administration	24,183	22,822
Amortization of intangible assets	2,704	1,168
Special charges	1,115	359

Total operating expenses	166,616	156,989

Operating income (loss)	(11,603)	4,624
Other income, net	5,026	5,508
Interest expense	(5,053)	(5,645)

Income (loss) before income taxes	(11,630)	4,487
Income tax expense (benefit)	(2,480)	1,957

Net income (loss)	$(9,150)	$2,530

Net income (loss) per share:
Basic	$(0.10)	$0.03

Diluted	$(0.10)	$0.03

Weighted average number of shares outstanding:
Basic	89,609	81,741

Diluted	89,609	83,347

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine Months Ended	October 31, 2007	September 30, 2006
In thousands, except per share data
Revenues:
System and software	$341,764	$318,627
Service and support	240,750	226,763

Total revenues	582,514	545,390

Cost of revenues:
System and software	16,548	12,538
Service and support	69,703	62,122
Amortization of purchased technology	7,513	9,942

Total cost of revenues	93,764	84,602

Gross margin	488,750	460,788

Operating expenses:
Research and development	188,692	170,804
Marketing and selling	222,279	208,497
General and administration	71,080	66,617
Amortization of intangible assets	6,361	3,415
Special charges	5,160	6,512
In-process research and development	4,100	180

Total operating expenses	497,672	456,025

Operating income (loss)	(8,922)	4,763
Other income, net	16,397	11,836
Interest expense	(15,112)	(23,403)

Loss before income taxes	(7,637)	(6,804)
Income tax benefit	(684)	(3,026)

Net loss	$(6,953)	$(3,778)

Net loss per share:
Basic	$(0.08)	$(0.05)

Diluted	$(0.08)	$(0.05)

Weighted average number of shares outstanding:
Basic	87,456	80,735

Diluted	87,456	80,735

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of October 31, 2007	As of December 31, 2006
In thousands
Assets
Current assets:
Cash and cash equivalents	$83,360	$83,031
Short-term investments	14,703	46,826
Trade accounts receivable, net of allowance for doubtful accounts of $4,426 and $4,755, respectively	277,253	263,126
Other receivables	10,288	10,428
Inventory	8,694	2,882
Prepaid expenses and other	19,514	16,369
Deferred income taxes	11,654	12,549

Total current assets	425,466	435,211
Property, plant and equipment, net of accumulated depreciation of $204,404 and $182,791, respectively	97,870	86,100
Term receivables, long-term	116,390	162,157
Goodwill	420,132	368,652
Intangible assets, net of accumulated amortization of $88,573 and $73,097, respectively	39,802	27,882
Deferred income taxes	34,843	20,947
Other assets	20,876	25,290

Total assets	$1,155,379	$1,126,239

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,687	$7,181
Accounts payable	16,925	20,122
Income taxes payable	6	45,521
Accrued payroll and related liabilities	81,543	105,009
Accrued liabilities	35,054	34,938
Deferred revenue	119,654	110,639

Total current liabilities	260,869	323,410
Notes payable	238,952	249,852
Deferred revenue, long-term	11,161	5,598
Other long-term liabilities	54,250	14,312

Total liabilities	565,232	593,172

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 89,717 and 83,542 issued and outstanding, respectively	516,478	430,847
Retained earnings	35,426	72,728
Accumulated other comprehensive income	38,243	29,492

Total stockholders’ equity	590,147	533,067

Total liabilities and stockholders’ equity	$1,155,379	$1,126,239

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended	October 31, 2007	September 30, 2006
In thousands
Operating Cash Flows:
Net loss	$(6,953)	$(3,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	20,358	18,805
Amortization	15,614	14,630
Write-off of debt issuance costs	181	2,407
Gain on debt extinguishment	—	(1,071)
Stock-based compensation	12,486	9,519
Deferred income taxes	(6,440)	(2,990)
Changes in other long-term liabilities	(2,806)	(2,100)
In-process research and development	4,100	180
Gain on sale of investments	—	(895)
Loss on disposal of property, plant and equipment, net	184	806
Changes in operating assets and liabilities:
Trade accounts receivable	(15,064)	27,690
Prepaid expenses and other	(2,380)	3,637
Term receivables, long-term	25,301	(9,883)
Accounts payable and accrued liabilities	(15,740)	1,878
Income taxes payable	(5,060)	(6,371)
Deferred revenue	(3,622)	4,029

Net cash provided by operating activities	20,159	56,493

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	64,788	84,958
Purchases of short-term investments	(35,741)	(106,622)
Purchases of property, plant and equipment	(29,308)	(19,380)
Proceeds from the sale of investments	—	895
Purchases of intangible assets	—	(193)
Acquisitions of businesses and equity interests, net of cash acquired	(38,045)	(8,982)

Net cash used in investing activities	(38,306)	(49,324)

Financing Cash Flows:
Proceeds from issuance of common stock	17,547	24,395
Net decrease in short-term borrowings	(1,745)	(690)
Debt issuance costs	—	(5,943)
Proceeds from long-term notes payable	—	200,000
Repayment of long-term notes payable	(10,899)	(216,264)

Net cash provided by financing activities	4,903	1,498

Effect of exchange rate changes on cash and cash equivalents	1,372	807

Net change in cash and cash equivalents	(11,872)	9,474
Cash and cash equivalents at beginning of period	95,232	74,653

Cash and cash equivalents at end of period	$83,360	$84,127

See accompanying notes to unaudited condensed consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except percentages, per share amounts, and persons rebalanced)

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

References in this Form 10–Q to the third quarter of fiscal 2008 represent the three months ended October 31, 2007. References in this Form 10-Q to the third quarter of 2006 represent the three months ended September 30, 2006. We have not included financial information for the three and nine months ended October 31, 2006 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the third quarter of 2006 provides a meaningful comparison to the third quarter of fiscal 2008. We do not believe there are any meaningful factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three and nine months ended October 31, 2006 were presented in lieu of results for the three and nine months ended September 30, 2006.

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

2. Perpetual licenses – We use this license type for software and emulation hardware system sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery.

Service and support revenues – Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. We recognize support services revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

We apply the provisions of Statement of Position, (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all product revenue transactions where the software is not incidental. We determine whether software product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1. Persuasive evidence of an arrangement exists – Generally, we use either a customer signed contract or qualified customer purchase order as evidence of an arrangement for term licenses and perpetual licenses. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

2. Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. Our software license agreements generally do not contain conditions for acceptance. With respect to emulation hardware, we transfer title to the customer upon shipment. We offer non-essential installation services for emulation hardware sales or the customer may elect to perform the installation without assistance from us. Our emulation hardware system agreements generally do not contain conditions for acceptance.

3. Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with extended installment terms without providing concessions on payments, products or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed and determinable, we recognize revenue as payments become due and payable.

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

Vendor-specific objective evidence of fair value (VSOE) – We base our VSOE for certain product elements of an arrangement upon the pricing in comparable transactions when the element is sold separately. We primarily base our VSOE for term and perpetual support services upon customer renewal history where the services are sold separately. We also base VSOE for professional services and installation services for emulation hardware systems upon the price charged when the services are sold separately.

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

Reclassification

Certain immaterial reclassifications have been made in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 to conform to the presentation for the three and nine months ended October 31, 2007. Specifically, we made reclassifications on the Condensed Consolidated Statements of Operations between Other income, net and Interest expense and on the Condensed Consolidated Balance Sheet between Deferred revenues, long term and Deferred revenues in current liabilities.

(4)	Accounting for Stock-Based Compensation

Stock Option Plans and Stock Plan

We have two common stock option plans which provide for the granting of incentive stock options, nonqualified stock options (NQSOs), stock appreciation rights, restricted stock, restricted stock units, and performance-based awards. The two stock option plans are administered by the Compensation Committee of our Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of our company.

We also have a stock plan that provides for the sale of common stock to our officers, key employees and non-employee consultants for the company and our subsidiaries. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a NQSO.

Options under the above three plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant.

We also have a Director’s Stock Plan which was amended in June 2007 to provide for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting on any termination of service. During the three and nine months ended October 31, 2007, there were 0 and 28 restricted shares issued under this plan, respectively. Options granted under this plan are included in the following table.

At October 31, 2007, 6,853 shares of common stock were available for future grant under the above stock option and stock plans.

We issued 222 shares of common stock valued at $3,014 to the founders of a company we acquired in June 2007. These shares are subject to forfeiture if their employment terminates prior to June 2009. The value of these shares is being amortized over the two year period.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at December 31, 2006	19,094	$13.75
Granted	2,555	$15.75
Exercised	(1,267)	$10.20
Forfeited	(253)	$11.86
Expired	(290)	$18.71

Balance at October 31, 2007	19,839	$14.18

Employee Stock Purchase Plans

We have an Employee Stock Purchase Plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of common stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date, not to exceed a total of $25 of fair market value per calendar year. At October 31, 2007, 3,253 shares of common stock remain available for future purchase under the ESPPs.

Stock-Based Compensation Expense

We record stock-based compensation expense based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period so we recognize the expense fully in the period in which the award is granted. We have recorded $4,970 and $12,486 of stock-based compensation expense for the three and nine months ended October 31, 2007, respectively, and $2,964 and $9,519 for the three and nine months ended September 30, 2006, respectively. In accordance with SFAS 123(R), we will present tax benefits from the exercise of stock options that exceed the tax benefits for those options previously recorded under SFAS 123(R) as a financing activity in the Condensed Consolidated Statements of Cash Flows. We did not record any excess tax benefits for the three and nine months ended October 31, 2007 or for the three and nine months ended September 30, 2006.

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS 123(R) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. Elements we include in reaching our determination of expected volatility are: (i) historical volatility of our shares of common stock, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in our convertible subordinated debentures, and (iv) implied volatility of traded options of comparable companies. The expected term of our stock options is based on historical experience. Using the Black-Scholes option-pricing model, the weighted average fair value of options granted was $7.62 and $8.93 per share during the three months ended October 31, 2007 and September 30, 2006, respectively, and $7.60 and $7.81 for the nine months ended October 31, 2007 and September 30, 2006, respectively. The weighted average estimated fair value of purchase rights under the ESPPs was $4.01 and $5.42 during the three months ended October 31, 2007 and September 30, 2006, respectively, and $4.21 and $5.44 during the nine months ended October 31, 2007 and September 30, 2006, respectively. The calculations used the following assumptions:

	Three months ended		Nine months ended
Stock Option Plans	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Risk-free interest rate	4.3 – 4.4%	4.8%	4.3 – 4.9%	4.8%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.0 – 6.3	4.5	4.5 – 6.3	4.5
Volatility	45 – 50%	55%	45 – 55%	55%

	Three months ended		Nine months ended
ESPPs	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Risk-free interest rate	5.0%	5.0%	5.0%	4.9%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility	45%	45%	45%	45%

(5)	Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs and warrants using the treasury stock method. Potentially dilutive common shares also consist of common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Net income (loss)	$(9,150)	$2,530	$(6,953)	$(3,778)

Weighted average shares used to calculate basic net income (loss) per share	89,609	81,741	87,456	80,735
Employee stock options and employee stock purchase plans	—	1,606	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	89,609	83,347	87,456	80,735

Basic net income (loss) per share	$(0.10)	$0.03	$(0.08)	$(0.05)

Diluted net income (loss) per share	$(0.10)	$0.03	$(0.08)	$(0.05)

We excluded options and warrants to purchase 18,709 and 9,613 shares of common stock for the three months ended October 31, 2007 and September 30, 2006, respectively, and 18,488 and 19,746 shares of common stock for the nine months ended October 31, 2007 and September 30, 2006, respectively, from the computation of diluted net income (loss) per share. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price during the period or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

The effect of the conversion of our 6 7/8% Convertible Subordinated Notes (Notes) due 2007 for the nine months ended September 30, 2006 was anti-dilutive and therefore not included in the computation of diluted net income (loss) per share.

If the Notes had been dilutive, our diluted net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense of $1,693 and additional incremental common shares of 2,029 for the nine months ended September 30, 2006. The effect of the conversion of our Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 and the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 for the three and nine months ended October 31, 2007 and September 30, 2006 was anti-dilutive and therefore not included in the computation of diluted net income (loss) per share. If the Floating Rate Debentures had been dilutive, our net income (loss) per share would have included additional earnings of $655 and $815 for the three months ended October 31, 2007 and September 30, 2006, respectively, and $1,795 and $2,766 for the nine months ended October 31, 2007 and September 30, 2006, respectively. The calculation would also have included incremental common shares of 1,710 and 2,991 for the three months ended October 31, 2007 and September 30, 2006, respectively, and 1,913 and 3,587 for the nine months ended October 31, 2007 and September 30, 2006, respectively. In accordance with SFAS 128, we assume that the conversion spread of our 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of our 6.25% Debentures had been dilutive, additional earnings of $1,281 and $641 would have been included in the calculation of diluted net income (loss) per share for the three months ended October 31, 2007 and September 30, 2006, respectively. Additional earnings of $1,281 and $641 would have been included in the calculation of diluted net income (loss) per share for the nine months ended October 31, 2007 and September 30, 2006, respectively. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7, “Notes Payable.”

(6)	Short-Term Borrowings —In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the first nine months of fiscal 2008 and during the year ended December 31, 2006 against this credit facility and had no balance outstanding at October 31, 2007 or December 31, 2006.

Short-term borrowings at October 31, 2007 included $2,897 of amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which will be remitted to the financial institutions during the fourth quarter of fiscal 2008. Short-term borrowings at December 31, 2006 also included $1,938 of amounts collected from customers on receivables previously sold on a non-recourse basis to financial institutions which were remitted to the financial institution prior to April 30, 2007.

Other short-term borrowings also include multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings of $4,790 and $5,243 were outstanding under these facilities at October 31, 2007 and December 31, 2006, respectively.

(7)	Notes Payable—Notes payable consisted of the following:

	As of October 31, 2007	As of December 31, 2006
6.25% Debentures due 2026	$200,000	$200,000
Floating Rate Debentures due 2023	38,952	49,850
Other	—	2

Total notes payable	$238,952	$249,852

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures due 2026 in a private offering pursuant to Securities Act Rule 144A. Also in March 2006, we used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the Notes due 2007 and to retire a portion of the Floating Rate Debentures due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (iii) a call for the redemption of the 6.25% Debentures, (iv) specified distributions to holders of our common stock, (v) if a fundamental change, such as a change of control, occurs or (vi) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change which occurs prior to March 6, 2011, the holder will also be entitled to receive a premium to make the holder whole upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures due 2023. Some or all of the 6.25% Debentures may be redeemed by us for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures due 2023 in a private offering pursuant to Securities Act Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933 fulfilling the requirement of the related registration rights agreement. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.01% and 7.00% for the nine months ended October 31, 2007 and September 30, 2006, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,665 shares as of October 31, 2007. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may currently be redeemed by us for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the nine months ended October 31, 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $10,898 for a total purchase price of $11,169. As a result, a principal amount of $38,952 remains outstanding as of October 31, 2007. In connection with this purchase, during the nine months ended October 31, 2007, we incurred a before tax net loss on the early extinguishment of debt of $452, which included a $271 premium on the repurchased Floating Rate Debentures and a write-off of $181 of a portion of unamortized deferred debt issuance costs.

Notes due 2007: In March 2006, we used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the Notes due 2007. In connection with this retirement, we incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

(8)	Supplemental Cash Flow Information—The following provides additional information concerning supplemental disclosures of cash flow activities:

Nine months ended	October 31, 2007	September 30, 2006
Cash paid for:
Interest (1)	$17,214	$20,541
Income taxes	$8,700	$5,867

(1)	Cash paid for interest for the nine months ended October 31, 2007, included (i) $271 for the premium on the Floating Rate Debentures and (ii) $35 in interest accrued to the date of retirement of the Floating Rate Debentures. Refer to Note 7, “Notes Payable” for more information regarding the retirement of the Floating Rate Debentures.

During the nine months ended October 31, 2007, we acquired Sierra Design Automation, Inc. using a combination of cash and common stock. Common stock with a fair value of $39,831 was issued in connection with the acquisition of Sierra Design Automation, Inc. which included both an initial payment and a holdback payment.

(9)	Comprehensive Income—The following provides a summary of comprehensive income:

Nine months ended	October 31, 2007	September 30, 2006
Net loss	$(6,953)	$(3,778)
Change in unrealized gain (loss) on derivative instruments	(105)	853
Change in accumulated translation adjustment	10,908	4,502

Comprehensive income	$3,850	$1,577

(10)	Special Charges —The following is a summary of the major elements of the special charges:

	Three months ended		Nine months ended
	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Excess leased facility costs	$—	$—	$(737)	$1,448
Employee severance	1,115	389	5,798	4,333
Other	—	(30)	99	731

Total special charges	$1,115	$359	$5,160	$6,512

During the nine months ended October 31, 2007, we recorded special charges of $5,160. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $737 during the nine months ended October 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in second quarter of fiscal 2008 and the termination of an abandoned facility lease in a lease buyout in the first quarter of fiscal 2008. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

We rebalanced our workforce by 138 employees during the nine months ended October 31, 2007. The reduction impacted several employee groups. Employee severance costs of $5,798 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 91% of these costs were paid during the nine months ended October 31, 2007 and we expect to pay the remainder during the fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

During the nine months ended September 30, 2006, we recorded special charges of $6,512. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Leased facility costs of $1,448 for the nine months ended September 30, 2006 included $909 of non-cancelable lease payments, net of sublease income, related to the abandonment of a facility in Europe and $539 in non-cancelable lease payments for excess facility space in Europe. Non-cancelable lease payments on the excess facility space will be paid over the next three years.

We rebalanced our workforce by 87 employees during the nine months ended September 30, 2006. The reduction impacted several employee groups. Employee severance costs of $4,333 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. Termination benefits were communicated to the affected employees prior to the end of the quarter in which the charge was recorded. The majority of these costs were paid during the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Other special charges for the nine months ended September 30, 2006 of $731 included a loss of $640 for the disposal of property and equipment related to the discontinuation of an intellectual property line and $91 for other costs.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the ten months ended October 31, 2007:

	Accrued Special Charges at December 31, 2006	Charges during the ten months ended October 31, 2007 (Excluding Asset Write-offs) (1)	Payments during the ten months ended October 31, 2007 (1)	Accrued Special Charges at October 31, 2007 (2)
Employee severance and related costs	$444	$5,911	$(5,780)	$575
Excess leased facility costs	5,819	(349)	(2,036)	3,434
Other costs	29	105	(59)	75

Total	$6,292	$5,667	$(7,875)	$4,084

(1)	Due to the change in fiscal year described in Note 2 “Change in Fiscal Year”, information is presented for the ten months ended October 31, 2007.

(2)	Of the $4,084 total accrued special charges at October 31, 2007, $2,246 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $1,838 represented the short-term portion of accrued special charges.

(11)	Merger and Acquisition Related Charges —On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-For-Manufacturing capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by NASDAQ for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts are subject to standard representations and warranties and will generally be released in October 2008 if no claims of indemnification have been made by us. The indemnity escrow account also includes $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at $2,407 withheld from the founders are subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

In accounting for the Sierra transaction, we are required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by NASDAQ for the five trading-day period ending on the day before the closing. In addition, the cash and common stock withheld from the two Sierra founders of $3,797 which is subject to a continued employment requirement is considered compensation expense to be recognized over the service period and is not included in the acquisition cost. After this adjustment, the total purchase price of Sierra including transaction costs was $84,818. The excess of tangible assets acquired over liabilities assumed was $6,385, including $9,716 of acquired cash. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $4,100, goodwill of $47,801, technology of $9,400 and other identified intangible assets of $17,200, net of a related deferred tax liability of $68. We are amortizing the technology and the other identified intangible assets to Cost of revenues and Operating expenses, respectively, over three years. The purchase accounting allocations are preliminary and may be adjusted as a result of subsequent information. Of the $770 in transaction costs we recorded, $232 were paid by July 31, 2007, and the remaining $538 were paid by October 31, 2007. The results of operations are included in our condensed consolidated financial statement from the date of acquisition forward.

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

In August 2006, we acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization and quality analysis functionality. We are integrating the acquired technology into its system design division product offerings. The total purchase price including acquisition costs was $4,740. The excess of liabilities assumed over tangible assets acquired was $84. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $1,864, technology of $1,360, and other identified intangible assets of $1,600. The technology and the other identified intangible assets are being amortized to Cost of revenues and Operating expenses, respectively, over three years.

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

During the nine months ended October 31, 2007 and September 30, 2006, we recorded earn-outs of $1,773 and $972, respectively, based on related revenues derived from products and technologies acquired in current and prior year’s acquisitions. Of the recorded earn-outs in the current and prior year, we paid $2,136 and $893 for the nine months ended October 31, 2007 and September 30, 2006, respectively.

The separate results of operations for the acquisitions during the nine months ended October 31, 2007 were not material compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations of the acquired companies are included in our condensed consolidated financial statements from the date of acquisition forward.

(12)	Other Income, Net – The following provides a summary of Other income, net:

	Three months ended		Nine months ended
	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Interest income	$7,993	$5,971	$21,114	$16,955
Loss on sale of accounts receivable (1)	(2,362)	(1,213)	(3,222)	(3,920)
Gain (loss) on hedge ineffectiveness	8	(70)	2	(1,108)
Foreign exchange gain (loss)	(347)	138	(891)	(453)
Other, net	(266)	682	(606)	362

Other income, net	$5,026	$5,508	$16,397	$11,836

(1)	We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the nine months ended October 31, 2007 and September 30, 2006, we sold trade receivables in the amounts of $15,858 and $22,854, respectively, and term receivables in the amounts of $28,541 and $24,730, respectively, for net proceeds of $41,177 and $43,664, respectively.

(13)	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

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

The adoption of FIN 48 did not have a cumulative effect on our retained earnings. Upon adoption, the liability for income taxes associated with uncertain tax positions (also referred to as reserves for taxes) at February 1, 2007 was $44,115. This liability could be reduced by $1,140 of offsetting tax benefits associated with the correlative effects of deductible interest and potential state income tax adjustments. We expected uncertain tax positions of $19,687, if recognized, would favorably affect our effective tax rate, whereas the recognition of other uncertain tax positions could result in reductions to goodwill or to deferred tax assets subject to valuation allowances. In addition, consistent with the provisions of FIN 48, we reclassified $42,730 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Condensed Consolidated Balance Sheet at February 1, 2007 was $1,848.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S. the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004 and 2005 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position. In Ireland and Japan, our statute of limitations remains open for years on and after 2002 and 2004, respectively.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and we adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which can not be predicted, may occur that would affect our reserves and effective tax rate. At the date of adoption, it is reasonably possible that unrecognized tax positions of approximately $2,721 may decrease due to the settlements or the expiration of the statute of limitations within the next twelve months. To the extent such uncertain tax positions resolve in our favor there would be positive impacts on our effective tax rate. Accrued income tax-related interest and penalties were $1,339 and $2,168 for the three and nine months ended October 31, 2007, respectively.

(14)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, exposures are aggregated on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where we are in a long position and the Euro and the British pound where we are in a short position. Approximately half of our revenues and approximately one-third of our expenses were generated outside of the U.S. for the nine months ended October 31, 2007. For the nine months ended October 31, 2007 and September 30, 2006, approximately one-fourth of European and substantially all of our Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period as the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, we also discontinue hedge accounting treatment prospectively and reclassify amounts deferred to Other income, net.

We had $295,739 and $237,532 of notional value foreign currency forward and option contracts outstanding at October 31, 2007 and December 31, 2006, respectively. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in Other receivables in the Condensed Consolidated Balance Sheets, was $2,610 and $3,096 at October 31, 2007 and December 31, 2006, respectively.

The following provides a summary of activity in Accumulated other comprehensive income relating to our hedging program:

	Ten months ended October 31, 2007 (1)	Nine months ended September 30, 2006
Beginning balance	$1,833	$—
Changes in fair value of cash flow hedges	1,954	2,926
Hedge ineffectiveness recognized in earnings	40	(64)
Net gain transferred to earnings	(2,336)	(2,009)

Net unrealized gain	$1,491	$853

(1)	The above summary for the ten months ended October 31, 2007 includes the month ended January 31, 2007 in order to reconcile the net unrealized gain as of October 31, 2007 to the balance at December 31, 2006.

The remaining hedge-related balance in Accumulated other comprehensive income at October 31, 2007 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2008 and fiscal 2009. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in Accumulated other comprehensive income will be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months. We transferred a deferred gain of $301 and deferred loss of $353 to System and software revenues relating to foreign currency contracts hedging revenues for the nine months ended October 31, 2007 and September 30, 2006, respectively. We transferred a deferred gain of $1,516 and $2,362 to Operating expenses relating to foreign currency contracts hedging commission and other expenses for the nine months ended October 31, 2007 and September 30, 2006, respectively.

We also enter into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign exchange contracts as hedges. We recognize changes in the fair value of these contracts currently in earnings in Other income, net to offset the remeasurement of the related assets and liabilities.

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in Other income, net, of $508 and $605 for the three months ended October 31, 2007 and September 30, 2006, respectively, and $1,602 and $2,033 for the nine months ended October 31, 2007 and September 30, 2006, respectively. We recorded expense related to time value in Interest expense of $440 and $524 for the three months ended October 31, 2007 and September 30, 2006, respectively, and $1,393 and $1,642 for the nine months ended October 31, 2007 and September 30, 2006, respectively.

(15)	Commitments and Contingencies—

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases.

Income Taxes

As of October 31, 2007, we have approximately $46,849 of liabilities for income taxes associated with uncertain income tax positions. Of these liabilities, $46,254 are included in Other long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third-parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer. At October 31, 2007, we were not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess each potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss in accordance with SFAS 5. Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

(16)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $7,842 and $7,991 during the three months ended October 31, 2007 and September 30, 2006, respectively, and $23,949 and $29,679 during the nine months ended October 31, 2007 and September 30, 2006, respectively. The related party revenue amounts represented 4.2% of our total revenues for both the three months ended each of October 31, 2007 and September 30, 2006, and 4.1% and 5.4% for the nine months ended October 31, 2007 and September 30, 2006, respectively. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

(17)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS 131, we reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer and the Chief Financial Officer.

We operate exclusively in the EDA industry. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. We sell and license our products through our direct sales force in North America, Europe, Japan and the Pacific Rim and through distributors where third parties can extend sales reach more effectively or efficiently. Our reportable segments are based on geographic area.

We eliminate all intercompany revenues and expenses in computing Revenues and Operating income (loss). The corporate component of Operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges and in-process research and development charges. Reportable segment information is as follows:

	Three months ended		Nine months ended
	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Revenues
North America	$76,611	$85,975	$278,216	$229,339
Europe	46,845	47,316	133,661	138,815
Japan	35,963	34,197	85,090	98,003
Pacific Rim	26,892	23,147	85,547	79,233

Total	$186,311	$190,635	$582,514	$545,390

Operating income (loss)
North America	$39,550	$49,426	$164,734	$127,352
Europe	21,715	24,595	58,667	70,960
Japan	25,461	24,632	57,441	68,495
Pacific Rim	19,338	17,356	65,149	61,361
Corporate	(117,667)	(111,385)	(354,913)	(323,405)

Total	$(11,603)	$4,624	$(8,922)	$4,763

Income (loss) before income taxes
North America	$37,731	$47,174	$160,096	$111,712
Europe	23,000	26,008	62,805	73,345
Japan	25,774	25,024	58,689	69,510
Pacific Rim	19,532	17,666	65,686	62,034
Corporate	(117,667)	(111,385)	(354,913)	(323,405)

Total	$(11,630)	$4,487	$(7,637)	$(6,804)

	As of October 31, 2007	As of December 31, 2006
Plant, property and equipment, net:
North America	$72,642	$62,354
Europe	15,623	13,873
Japan	2,492	3,044
Pacific Rim	7,113	6,829

Total	$97,870	$86,100

Total assets:
North America	$790,672	$738,450
Europe	264,764	283,710
Japan	66,905	63,352
Pacific Rim	33,038	40,727

Total	$1,155,379	$1,126,239

We segregate revenue into three categories of similar products and services. These categories include integrated circuit design, systems design and professional services. The integrated circuit design and systems design categories include both product and support revenues. Revenue information is as follows:

	Three months ended		Nine months ended
	October 31, 2007	September 30, 2006	October 31, 2007	September 30, 2006
Revenues
Integrated circuit design	$126,110	$137,651	$418,013	$389,941
Systems design	50,965	45,903	139,747	133,485
Professional services	9,236	7,081	24,754	21,964

Total	$186,311	$190,635	$582,514	$545,390

(18)	Recent Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material impact upon our consolidated financial position, results of operations or cash flows.

In April 2007, the FASB issued Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of FIN 39-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All numerical references in thousands, except for percentages, per share data and persons rebalanced)

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

BUSINESS ENVIRONMENT

Business for the first nine months of fiscal 2008 continued to build on the growth that occurred during 2006, with bookings up 7% compared to the first nine months of 2006, led by growth in Integrated System Design, Scalable Verification and New and Emerging Products. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the three months ended October 31, 2007 and September 30, 2006 accounted for approximately 51% and 54%, respectively, of total system and software bookings. The number of new customers during the three months ended October 31, 2007 was up 9% from the levels experienced during the three months ended September 30, 2006.

Our bookings for the three months ended October 31, 2007 increased over the three months ended September 30, 2006. Scalable Verification and New and Emerging Products experienced growth compared to the third quarter of the prior year while the Calibre family of products within our Design to Silicon product group declined compared to the third quarter of the prior year.

We continue to believe that fiscal 2008 looks positive for us and the EDA industry in general. Last year the EDA industry experienced significant revenue growth and industry-wide third quarter calendar 2007 results suggest that this trend will continue. The EDA industry and our management forecast a strong year in calendar 2007 based on these current trends.

We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Summary of Significant Accounting Policies” in the Notes to our Unaudited Condensed Consolidated Financial Statements for a description of the types of product licenses we sell. As the mix among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable revenue recognition) shifts, revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended December 31, 2006 marked the sixth consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual revenue decreased. This trend continued during the nine months ended October 31, 2007, and we believe this trend will continue for the remainder of fiscal 2008 and fiscal 2009. Our customers continue to move toward the term license model, which generally provides the customer with greater flexibility for product usage, including the option to share products between multiple product development locations and reconfigure which products they use at regular intervals from a fixed product list. Many of our customers have converted their existing installed base from perpetual to term licenses.

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

Product Developments

During the third quarter of fiscal 2008, we continued to execute our strategy of focusing on solving new technical problem areas facing customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the nine months ended October 31, 2007, we launched many new or improved products, which are chronologically listed below:

First Quarter

•	In February 2007, we announced the release of Board Station® XE, the next-generation version of our Board Station design flow for large enterprise customers.

•

In March 2007, we announced a technology launch of subsystem intellectual property, beginning with a USB subsystem solution, intended to enable faster design creation and improve overall product quality, with particular benefit for the consumer electronics market.

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

Second Quarter

•

In May 2007, we announced the latest release of the 0-In® Clock Domain Crossing and Formal Verification products, which help find critical design bugs. Also in May, we enhanced the Questa™ functional verification platform.

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

•	In July 2007, we announced the latest release of the CHS™ product suite, our flagship product supporting vehicle electrical system design and wire harness engineering.

Third Quarter

•

In August 2007, we announced jointly with Cadence Design Systems, Inc., a verification methodology standard based on the IEEE standard language SystemVerilog. We contributed, along with Cadence, technology and resources to develop the Open Verification Methodology (OVM), which offers both design and verification engineers a tool-independent solution with data portability and interoperability.

•	In September 2007, we announced Precision® RTL Plus Synthesis, which provides an improved method of designing field-programmable gate arrays.

•

In October 2007, we announced new technology in our TestKompress® product. The new Xpress technology assists integrated circuit (IC) manufacturers to meet quality goals at 65nm process nodes while helping control testing costs.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Third Quarter Fiscal 2008 Financial Performance

•

Total revenues were $186,311 and $582,514 for the three and nine months ended October 31, 2007, respectively, a 2% decrease from the three months ended September 30, 2006 and a 7% increase over the nine months ended September 30, 2006. The decrease for the three months ended October 31, 2007 compared to the prior year resulted from weakness in IC Design to Silicon and Scalable Verification partially offset by strength in New and Emerging Products. The increase for the nine month period ended October 31, 2007 compared to the nine months ended September 30, 2006 was due to strength in New and Emerging Products and, to a lesser degree, IC Design to Silicon. Growth in New and Emerging Products for the nine months ended October 31, 2007 was led by our Automotive Group’s cabling product line, the Electronic System Level (ESL) Group, and Design for Test.

•

System and software revenues were $104,215 and $341,764 for the three and nine months ended October 31, 2007, a 9% decrease and 7% increase from the three and nine months ended September 30, 2006, respectively. Product revenue split by license model for the third quarter of fiscal 2008 was 60% term with upfront revenue recognition, 23% perpetual and 17% term with ratable revenue recognition, which includes due and payable revenue recognition, compared to third quarter 2006 product revenue splits of 63% term with upfront revenue recognition, 21% perpetual and 16% term with ratable revenue recognition.

•

Service and support revenues were $82,096 and $240,750 for the three and nine months ended October 31, 2007, an 8% and 6% increase over the three and nine months ended September 30, 2006, respectively.

•

By geography, North America contributed the largest share of revenues at 41% and 48% for the three and nine months ended October 31, 2007, a decrease from 45% and an increase from 42% for the three and nine months ended September 30, 2006, respectively.

•

Net losses were $9,150 and $6,953 for the three and nine months ended October 31, 2007, respectively, compared to a net income of $2,530 and a net loss of $3,778 in the three and nine months ended September 30, 2006, respectively.

•

Trade accounts receivable, net increased to $277,253 at October 31, 2007, up 5% from $263,126 at December 31, 2006. Average days sales outstanding increased to 134 days as of October 31, 2007 from 96 days at December 31, 2006.

•

Cash provided by operating activities was $20,159 for the nine months ended October 31, 2007 compared to $56,493 for the nine months ended September 30, 2006. At October 31, 2007, cash, cash equivalents and short-term investments were $98,063, down 24% from $129,857 at December 31, 2006.

Critical Accounting Policies

We have based our discussion and analysis of our financial condition and results of operations upon our condensed consolidated financial statements, which we have stated in accordance with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Effective February 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Under this recently released interpretation, the threshold for recognition is determined by whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure a tax position that meets the recognition threshold to determine the amount of benefit to be recorded in the financial statements. We measure the tax position at the largest amount of benefit that is greater than 50 percent likely of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to uncertain tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended
	October 31, 2007	Change	September 30, 2006
System and software revenues	$104,215	(9%)	$114,461
System and software gross margins	97,370	(9%)	106,511
Gross margin percent	93%		93%
Service and support revenues	82,096	8%	76,174
Service and support gross margins	57,643	5%	55,102
Gross margin percent	70%		72%
Total revenues	186,311	(2%)	190,635
Total gross margins	155,013	(4%)	161,613
Gross margin percent	83%		85%

	Nine months ended
	October 31, 2007	Change	September 30, 2006
System and software revenues	$341,764	7%	$318,627
System and software gross margins	317,703	7%	296,147
Gross margin percent	93%		93%
Service and support revenues	240,750	6%	226,763
Service and support gross margins	171,047	4%	164,641
Gross margin percent	71%		73%
Total revenues	582,514	7%	545,390
Total gross margins	488,750	6%	460,788
Gross margin percent	84%		85%

System and Software

We derive System and software revenues from the sale of licenses of software products and emulation hardware systems. System and software revenues were lower in the three months ended October 31, 2007 as compared to the three months ended September 30, 2006 primarily due to a decrease in Design to Silicon product lines, led by the Calibre product line. System and software revenues were higher in the nine months ended October 31, 2007 as compared to the nine months ended September 30, 2006 primarily due to an increase in Design to Silicon and New and Emerging Product lines, led by the Calibre product line and the Design for Test product line, respectively. These changes were minimally affected by foreign currency fluctuations during the three and nine months ended October 31, 2007, as more fully described under “Geographic Revenues Information” below.

System and software gross margin percentage was flat for the three and nine months ended October 31, 2007 as compared to the three and nine months ended September 30, 2006 as cost of revenues moved in line with revenues.

The write-down of emulation hardware system inventory was $73 and $872 for the three and nine months ended October 31, 2007, respectively, compared to $18 and $1,573 for the three and nine months ended September 30, 2006, respectively. These reserve adjustments reduced inventory to the amount that was expected to ship within twelve months for newer emulation hardware systems and six months on all other inventory on the assumption that any excess would be obsolete. Also, certain previously reserved-for inventory of $64 and $1,812 was sold during the three and nine months ended October 31, 2007, respectively, compared to $675 and $3,840 for the three and nine months ended September 30, 2006, respectively.

Amortization of purchased technology to System and software cost of revenues was $2,139 and $7,513 for the three and nine months ended October 31, 2007, respectively, compared to $3,286 and $9,942 for the three and nine months ended September 30, 2006, respectively. We amortize purchased technology costs over two to five years to System and software cost of revenues. The decrease in amortization for the nine months ended October 31, 2007 was primarily due to certain assets being fully amortized during the period. The decrease was partially offset by amortization in the three and nine months ended October 31, 2007 of certain intangible assets acquired in acquisitions between October 1, 2006 and October 31, 2007. The amortization for the three and nine months ended October 31, 2007 included amortization of purchased technology resulting from the Sierra Design Automation, Inc. acquisition which occurred in June 2007.

Service and Support

Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. The increase in Service and support revenues for the three and nine months ended October 31, 2007 compared to the three and nine months ended September 30, 2006 resulted primarily from growth in the installed base of customers under support contracts, specifically in Scalable Verification and Design to Silicon, led by the 0-In and Calibre product lines, respectively. Additionally, we had growth in revenues from our New and Emerging Product lines, specifically in the ESL Group and Design for Test product line. We also experienced increases from our consulting revenues. These increases were minimally affected by foreign currency fluctuations during the three and nine months ended October 31, 2007, as more fully described under “Geographic Revenues Information” below.

The service and support gross margin percentage declined for the three and nine months ended October 31, 2007 as compared to the three and nine months ended September 30, 2006. This was primarily due to declining revenues and increasing costs in emulation hardware system support. Costs associated with emulation hardware system support have increased as a result of additional support needed for our newly released Veloce emulation hardware systems.

Geographic Revenues Information

Revenue by Geography

	Three months ended			Nine months ended
	October 31, 2007	Change	September 30, 2006	October 31, 2007	Change	September 30, 2006
North America	$76,611	(11%)	$85,975	$278,216	21%	$229,339
Europe	46,845	(1%)	47,316	133,661	(4%)	138,815
Japan	35,963	5%	34,197	85,090	(13%)	98,003
Pacific Rim	26,892	16%	23,147	85,547	8%	79,233

Total	$186,311	(2%)	$190,635	$582,514	7%	$545,390

Revenues decreased in North America for the three months ended October 31, 2007 as compared to the three months ended September 30, 2006, primarily as a result of decreased software product revenues, partially offset by increased emulation hardware system revenues and overall support revenues. Revenues increased in North America for the nine months ended October 31, 2007 as compared to the nine months ended September 30, 2006, primarily as a result of increased software, emulation hardware system and overall support revenues.

Revenues outside of North America represented 59% and 52% of total revenues for the three and nine months ended October 31, 2007, respectively, as compared to 55% and 58% for the three and nine months ended September 30, 2006, respectively. Most large European revenue contracts are denominated and paid in U.S. dollars. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 2% for the three and nine months ended October 31, 2007. Exclusive of currency effects, lower European revenues for the three and nine months ended October 31, 2007 were primarily the result of decreased software revenues, partially offset by an increase in support and training revenues.

The effects of exchange rate differences from the Japanese yen to the U.S. dollar were negligible for the three months ended October 31, 2007, while negatively impacting Japanese revenues by approximately 2% for the nine months ended October 31, 2007. Exclusive of currency effects, higher Japanese revenues for the three months ended October 31, 2007 as compared to the three months ended September 30, 2006, were primarily the result of increased software revenues and support and training revenues. Exclusive of currency effects, lower Japanese revenues for the nine months ended October 31, 2007 as compared to the nine months ended September 30, 2006, were primarily the result of decreased software revenues, partially offset by increased support revenues.

Revenues increased in the Pacific Rim for the three and nine months ended October 31, 2007 compared to the three and nine months ended September 30, 2006, primarily as a result of higher software revenues and support revenues.

We generate approximately half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

	Three months ended			Nine months ended
	October 31, 2007	Change	September 30, 2006	October 31, 2007	Change	September 30, 2006
Research and development	$64,034	6%	$60,448	$188,692	10%	$170,804
Marketing and selling	74,580	3%	72,192	222,279	7%	208,497
General and administration	24,183	6%	22,822	71,080	7%	66,617
Amortization of intangible assets	2,704	132%	1,168	6,361	86%	3,415
Special charges	1,115	211%	359	5,160	(21%)	6,512
In-process research and development	—	—	—	4,100	2,178%	180

Total operating expenses	$166,616	6%	$156,989	$497,672	9%	$456,025

Research and Development

For the three and nine months ended October 31, 2007 as compared to the three and nine months ended September 30, 2006, the increase in research and development costs was primarily due to: (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) the acquisition of Sierra Design Automation, Inc., (iv) increased facility costs, (v) increased Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)) expenses as a result of increased stock based compensation, (vi) increased depreciation expense as a result of continued capital asset acquisitions, (vii) increased travel costs and (viii) increased headcount in our Integrated Systems group. The increase was partially offset by a decrease in consulting costs and decreases in variable compensation.

A weakening U.S. dollar, primarily in European currencies, accounted for approximately 40% and 19% of the change in expense year-over-year for the three and nine months ended October 31, 2007, respectively.

Marketing and Selling

For the three and nine months ended October 31, 2007 as compared to the three and nine months ended September 30, 2006, the increase in marketing and selling costs was primarily due to: (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) increased travel costs, (iv) increased facility costs, (v) increased benefits costs associated with higher employee compensation, and (vi) increased SFAS 123(R) expenses as a result of increased stock based compensation. The increase was partially offset by decreased professional service costs and decreases in variable compensation.

A weakening U.S. dollar, primarily in European currencies, accounted for approximately 84% and 39% of the change in expense year-over-year for the three and nine months ended October 31, 2007, respectively.

General and Administration

For the three and nine months ended October 31, 2007 as compared to the three and nine months ended September 30, 2006, the increase in general and administration costs was primarily due to: (i) the year-over-year effect of annual salary increases, (ii) a weakening of the U.S. dollar, (iii) increased SFAS 123(R) expenses as a result of increased stock based compensation, (iv) increased facility costs, and (v) increased travel costs. The increase was partially offset by decreases in variable compensation.

Effective June 14, 2007, the 1987 Non-Employee Directors’ Stock Plan was amended to include a provision which accelerates, upon the termination of outside directors, the vesting of all stock options and restricted stock awards granted to non-employee directors on or after the annual meeting in 2007. As a result, our stock based compensation expense increased by $0 and $664 during the three and nine months ended October 31, 2007, respectively.

A weakening U.S. dollar, primarily in European currencies, accounted for approximately 19% and 13% of the change in expense year-over-year for the three and nine months ended October 31, 2007, respectively.

Amortization of Intangible Assets

For the three and nine months ended October 31, 2007 as compared to the three and nine months ended September 30, 2006, the increase in amortization of intangible assets was primarily due to amortization in the three and nine months ended October 31, 2007 of certain intangible assets acquired in acquisitions between October 1, 2006 and October 31, 2007. This increase was partially offset by the completion of amortization during the period of certain intangible assets acquired in previous years. The amortization for the three and nine months ended October 31, 2007 included amortization of intangible assets resulting from the Sierra Design Automation, Inc. acquisition which occurred in June 2007.

Special Charges

	Three months ended			Nine months ended
	October 31, 2007	Change	September 30, 2006	October 31, 2007	Change	September 30, 2006
Excess leased facility costs	$—	—	$—	$(737)	(151%)	$1,448
Employee severance	1,115	187%	389	5,798	34%	4,333
Other	—	100%	(30)	99	(86%)	731

Total operating expenses	$1,115	211%	$359	$5,160	(21%)	$6,512

During the nine months ended October 31, 2007, we recorded special charges of $5,160. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $737 during the nine months ended October 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in second quarter of fiscal 2008 and the termination of an abandoned facility lease in a lease buyout in the first quarter of fiscal 2008. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

We rebalanced our workforce by 138 employees during the nine months ended October 31, 2007. The reduction impacted several employee groups. Employee severance costs of $5,798 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 91% of these costs were paid during the nine months ended October 31, 2007, and we expect to pay the remainder during the fiscal year ending January 31, 2008. There have been no significant modifications to the amount of these charges.

During the nine months ended September 30, 2006, we recorded special charges of $6,512. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Leased facility costs of $1,448 for the nine months ended September 30, 2006 included $909 of non-cancelable lease payments, net of sublease income, related to the abandonment of a facility in Europe and $539 in non-cancelable lease payments for excess facility space in Europe. We will pay non-cancelable lease payments on the excess facility space over the next three years.

We rebalanced our workforce by 87 employees during the nine months ended September 30, 2006. The reduction impacted several employee groups. Employee severance costs of $4,333 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. The majority of these costs were paid during the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

Other special charges for the nine months ended September 30, 2006 of $731 included a loss of $640 for the disposal of property and equipment related to the discontinuation of an intellectual property line and $91 for other costs.

In-Process Research and Development

The total acquired in-process research and development valued at $4,100 for the nine months ended October 31, 2007 was assigned entirely to one program, Next Generation Pinnacle, and was expensed on the closing date of the Sierra Design Automation, Inc. acquisition. We based the value of the in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for the product was December 2007. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, the estimated life of the product’s underlying technology, future operating expenses and a discount rate of 20% to reflect present value.

Other Income, Net

	Three months ended
	October 31, 2007	Change	September 30, 2006
Interest income	$7,993	34%	$5,971
Loss on sale of accounts receivable	(2,362)	(95%)	(1,213)
Gain (loss) on hedge ineffectiveness	8	(111%)	(70)
Foreign exchange (loss) gain	(347)	(351%)	138
Other, net	(266)	(139%)	682

Other income, net	$5,026	(9%)	$5,508

	Nine months ended
	October 31, 2007	Change	September 30, 2006
Interest income	$21,114	25%	$16,955
Loss on sale of accounts receivable	(3,222)	18%	(3,920)
Gain (loss) on hedge ineffectiveness	2	100%	(1,108)
Foreign exchange loss	(891)	(97%)	(453)
Other, net	(606)	(267%)	362

Other income, net	$16,397	39%	$11,836

Interest income includes amortization of the interest component of our term license installment agreements of $6,362 and $15,658 for the three and nine months ended October 31, 2007, respectively, compared to $3,795 and $10,728 for the three and nine months ended September 30, 2006. The increase in interest income for term license installment agreements was primarily due to: (i) the increase in average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and (ii) the increase in the dollar value of term deals made in the preceding and current period for the nine months ended October 31, 2007 as compared to the nine months ended September 30, 2006. In addition, we recorded income for the time value of foreign currency contracts of $508 and $1,602 for the three and nine months ended October 31, 2007, respectively, and $605 and $2,033 for the three and nine months ended September 30, 2006, respectively. Interest income also included interest earned on our cash, cash equivalents and short-term investments of $1,123 and $3,854 for the three and nine months ended October 31, 2007, respectively, and $1,571 and $4,194 for the three and nine months ended September 30, 2006, respectively.

For the three months ended October 31, 2007 as compared to September 30, 2006, the increase in the loss on sale of accounts receivable was the result of an increase in the sale of qualifying accounts receivable balances to certain financing institutions which we sell on a non-recourse basis. During the three and nine months ended October 31, 2007, we sold trade receivables in the amounts of $8,824 and $15,858, respectively, and term receivables in the amounts of $21,222 and $28,541, respectively. For the three and nine months ended September 30, 2006, we sold trade receivables of $8,925 and $22,854, respectively, and term receivables in the amounts of $6,015 and $24,730, respectively.

During the three and nine months ended October 31, 2007, we recognized a gain of $8 and $2, respectively, resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). For the three and nine months ended September 30, 2006, we recognized a loss of $70 and $62, respectively, resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS 133. For the three and nine months ended September 30, 2006, we recognized a loss of $0 and $1,046 for derivative instruments that did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133.

Other income, net was impacted by a foreign currency loss of $347 and $891 in the three and nine months ended October 31, 2007, respectively, compared to a gain of $138 and a loss of $453 for the three and nine months ended September 30, 2006, respectively, due to fluctuations in currency rates.

Interest Expense

	Three months ended			Nine months ended
	October 31, 2007	Change	September 30, 2006	October 31, 2007	Change	September 30, 2006
Interest expense	$5,053	(10%)	$5,645	$15,112	(35%)	$23,403

The decrease in Interest expense in the three and nine months ended October 31, 2007 compared to the three and nine months ended September 30, 2006 was due largely to the net effect of financing transactions, that occurred in the nine months ended September 30, 2006. These transactions included the issuance of our 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, the retirement of our 6 7/8% Convertible Subordinated Notes (Notes) due 2007, and the retirement of portions of our Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 in the three months ended March 31, 2006 and subsequent periods thereafter, as more fully described in “Liquidity and Capital Resources” below. Interest expense for the three and nine months ended October 31, 2007 included: (i) $169 and $271 for the premium on the Floating Rate Debentures, respectively, (ii) $119 and $181 for the write-off of unamortized debt issuance costs on the Floating Rate Debentures, respectively, and (iii) amortization and interest expense on the 6.25% Debentures and Floating Rate Debentures of $4,128 and $12,623, respectively. Interest expenses relating to the time value of foreign currency contracts was $440 and $1,393 for the three and nine months ended October 31, 2007, respectively.

Interest expense for the three and nine months ended September 30, 2006 included: (i) $0 and $4,716, respectively, for the premium on the Notes and $175 and $175, respectively, for the premium on the Floating Rate Debentures, partially offset by repurchase discounts in the three and nine months ended September 30, 2006 of $0 and $1,071, respectively, on the Floating Rate Debentures, (ii) $147 and $2,407 in the three and nine months ended September 30, 2006, respectively, for the write-off of unamortized debt issuance costs related to the Notes and Floating Rate Debentures and (iii) amortization and interest expense on the 6.25% Debentures, the Notes and the Floating Rate Debentures in the three and nine months ended September 30, 2006 of $4,649 and $15,002, respectively. Interest expenses relating to the time value of foreign currency contracts was $524 and $1,642 for the three and nine months ended September 30, 2006, respectively.

Provision for Income Taxes

	Three months ended			Nine months ended
	October 31, 2007	Change	September 30, 2006	October 31, 2007	Change	September 30, 2006
Income tax expense (benefit)	($2,480)	227%	$1,957	($684)	77%	$(3,026)

We recorded a benefit from income taxes of ($2,480) and ($684) for the three and nine months ended October 31, 2007, respectively, as compared to the provision for income taxes of $1,957 and benefit from income taxes of ($3,026) for the three and nine months ended September 30, 2006, respectively. Generally, the provision for income taxes is the result of the mix of profits (losses) we and our subsidiaries earn in tax jurisdictions with a broad range of income tax rates. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. For the nine months ended October 31, 2007, our effective tax rate was 9%, after considering discrete items totaling $1,676 of tax expense. Without discrete items, our effective tax rate for the nine months ended October 31, 2007 was 31%. The effective tax rate for the remainder of fiscal 2008 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for fiscal 2008 at a 35% effective tax rate, after the inclusion of discrete items, differs from tax computed at the federal statutory rate, primarily due to: (i) profits in the U.S. being partially offset by historic losses and credits for which no previous benefits were recognized and (ii) benefit of lower tax rates on earnings of foreign subsidiaries, offset in part by: (i) an increase in tax reserves, (ii) withholding taxes primarily in certain foreign jurisdictions and (iii) nondeductible incentive stock option and employee stock purchase plan compensation expense.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the U.S. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we determined deferred tax assets and liabilities based on differences between financial reporting and tax basis of assets and liabilities and measure them using the enacted tax rates and laws that will be in effect when we expect differences to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Since 2004, we have determined it is uncertain whether our U.S. entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances in 2004, 2005 and 2006 against the portion of those deferred tax assets for which realization is uncertain. We expect to continue applying valuation allowances in fiscal 2008, to the extent net deferred tax assets are generated, consistent with the prior three years. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. in 2002 and 0-In Design Automation, Inc. in 2004, for which subsequently recognized tax benefits will be applied directly to reduce goodwill. Valuation allowances relating to non-U.S. taxing jurisdictions were based on the historical earnings patterns which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. In the U.S., the statute of limitation remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004 and 2005 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position. In Ireland and Japan, our statute of limitations remains open for years on and after 2002 and 2004, respectively.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. In connection with our adoption of FIN 48, we reclassified $42,730 of tax reserves from income taxes payable to other long-term liabilities. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which can not be predicted, may occur that would affect our reserves and effective tax rate. It is reasonably possible that unrecognized tax positions of approximately $2,721 may decrease due to the settlements or expiration of the statute of limitations within the next twelve months. To the extent such uncertain tax positions resolve in our favor, it would have positive impact on our effective tax rate. Accrued income tax-related interest and penalties were $1,339 and $2,168 for the three and nine months ended October 31, 2007, respectively.

Effects of Foreign Currency Fluctuations

Approximately half of our revenues and approximately one-third of our expenses were generated outside of the U.S. for the nine months ended October 31, 2007. For the nine months ended October 31, 2007 and for 2006, approximately one-fourth of European and substantially all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the Euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in local currency. While we aggregate these exposures on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We generally enter into the option contracts at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, currency fluctuations could have a substantial effect on our overall results of operations.

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of our Condensed Consolidated Balance Sheets, increased to $37,893 at October 31, 2007 from $28,817 at December 31, 2006. This reflected an increase in the value of net assets denominated in foreign currencies as a result of the weakening of the U.S. dollar since December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

	As of October 31, 2007	As of December 31, 2006
Current assets	$425,466	$435,211
Cash, cash equivalents and short-term investments	$98,063	$129,857

	Nine months ended
	October 31, 2007	September 30, 2006
Cash provided by operating activities	$20,159	$56,493
Cash used in investing activities, excluding short-term investments	$(67,353)	$(27,660)
Cash provided by financing activities	$4,903	$1,498

Cash, Cash Equivalents and Short-Term Investments

Cash provided by operating activities for the nine months ended October 31, 2007 was $20,159 as compared to $56,493 for the nine months ended September 30, 2006. The decrease in cash flows from operating activities was primarily due to: (i) an increase in trade accounts receivable for the nine months ended October 31, 2007 as compared to a decrease in trade accounts receivable for the nine months ended September 30, 2006, as more fully described under “Trade Accounts and Term Receivables” below, (ii) a decrease in accounts payable and accrued liabilities for the nine months ended October 31, 2007 as compared to an increase for the nine months ended September 30, 2006, and (iii) a net loss for the nine months ended October 31, 2007 of $6,953 as compared to a net loss of $3,778 for the nine months ended September 30, 2006. The decrease in cash flows from operating activities was partially offset by: (i) $4,100 of merger related charges for in-process research and development written off during the nine months ended October 31, 2007 as compared to $180 in the nine months ended September 30, 2006, and (ii) a decrease in term receivables, long-term for the nine months ended October 31, 2007 as compared to an increase for the nine months ended September 30, 2006.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. During the nine months ended October 31, 2007, we sold trade and term receivables in the amounts of $15,858 and $28,541, respectively, for net proceeds of $41,177. During the nine months ended September 30, 2006, we sold trade and term receivables in the amounts of $22,854 and $24,730, respectively, for net proceeds of $43,664. We continue to evaluate the economics of the sale of accounts receivables and do not have a set target for the sale of accounts receivables for the remainder of fiscal 2008.

Excluding short-term investments, cash used in investing activities for the nine months ended October 31, 2007 consisted of cash paid for the acquisition of businesses and equity interests of $38,045, including payments of earnouts and transaction costs related to prior acquisitions of $2,136, and capital expenditures of $29,308. The increase in capital expenditures was a result of expected infrastructure improvements within facilities and information technology. Cash used for investing activities for the nine months ended September 30, 2006 included cash paid for the acquisition of businesses and equity interests of $8,982, including payments of earnouts and transaction costs related to prior acquisitions of $1,861, and capital expenditures of $19,380.

Cash provided by financing activities for the nine months ended October 31, 2007 included cash provided by common stock issuances of $17,547 for stock option exercises and stock purchased under our employee stock purchase plans offset by cash used in the repurchase of $10,899 of our Floating Rate Debentures due 2023, as more fully described below.

Cash provided by financing activities for the nine months ended September 30, 2006 included: (i) cash provided by the issuance of $200,000 of 6.25% Debentures in a private offering for net proceeds of $194,250, (ii) cash provided by common stock issuances of $24,395 for stock option exercises and stock purchased under our employee stock purchase plans, and (iii) cash used in the repurchase and retirement of $171,500 of our 6 7/8% Notes and $45,150 of our Floating Rate Debentures, as more fully described below.

Trade Accounts and Term Receivables

	As of October 31, 2007	As of December 31, 2006
Trade accounts receivable, net	$277,253	$263,126
Term receivables, long-term	$116,390	$162,157
Average days sales outstanding in short-term receivables	134 days	96 days
Average days sales outstanding in trade accounts receivable	65 days	43 days

Trade Accounts Receivable, Net

Trade accounts receivable, net increased to $277,253 at October 31, 2007 from $263,126 at December 31, 2006. Excluding the current portion of term receivables of $142,235 and $146,123, respectively, average days sales outstanding were 65 days and 43 days at October 31, 2007 and December 31, 2006, respectively. Average days sales outstanding for total accounts receivable increased to 134 days at October 31, 2007 from 96 days at December 31, 2006. The increase in days sales outstanding was primarily due to lower revenues for the three months ended October 31, 2007 as compared to the three months ended December 31, 2006. Additionally, we have experienced more accelerated billing terms on some new agreements in certain quarters driving more receivables into short term as some customers are favoring shorter terms for billing cycles. In the quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, we reflect the amount due in the next twelve months in current trade accounts receivable without the corresponding revenue. As a result, if our mix of contracts were to shift to a higher percentage of term contracts, we would expect average days sales outstanding to increase.

Term Receivables, Long-Term

Term receivables, long-term decreased to $116,390 at October 31, 2007 from $162,157 at December 31, 2006. The balances were attributable to multi-year term license sales agreements. We include balances under term agreements that are due within one year in trade accounts receivable and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from December 31, 2006 resulted from the change in our fiscal year end. Customer contracts continue to be based on calendar quarters and the shift in our fiscal year end has caused a portion of our term receivables, which would have otherwise stayed long-term, to be classified as short-term term receivables. Additionally, the decrease was also due to more accelerated billing terms on some new agreements driving more receivables into short term as some customers are favoring shorter terms for billing cycles. There were also several customer receivable balances spanning three to five years forward that were paid in full during the nine months ended October 31, 2007, leading to an immediate reduction to the long term receivables.

Property, Plant and Equipment, net

	As of October 31, 2007	As of December 31, 2006
Property, plant and equipment, net	$97,870	$86,100

The increase in Property, plant and equipment, net was due to normal quarterly capital purchases, offset by depreciation and disposals. The increase in property, plant and equipment, net for the nine months ended October 31, 2007 did not include any individually significant projects and was primarily the result of infrastructure improvements within facilities and information technology.

Accrued Payroll and Related Liabilities

	As of October 31, 2007	As of December 31, 2006
Accrued payroll and related liabilities	$81,543	$105,009

The decrease in Accrued payroll and related liabilities reflected the pay out of annual bonus and sales commission accruals at December 31, 2006 during the ten months ended October 31, 2007 offset by incremental accruals for annual bonuses for the nine months ended October 31, 2007. The annual bonus accruals at December 31, 2006 cover twelve months of accruals as compared to nine months of accruals at October 31, 2007. The sales commission accruals were lower at October 31, 2007 as compared to December 31, 2006 due to lower revenues in the three months ended October 31, 2007 as compared to the three months ended December 31, 2006.

Deferred Revenue

	As of October 31, 2007	As of December 31, 2006
Deferred revenue short-term	$119,654	$110,639
Deferred revenue long-term	11,161	5,598

Total deferred revenue	$130,815	$116,237

Deferred revenue consists primarily of prepaid annual software support services. The increase in deferred revenue was primarily due to a higher volume of annual support contract renewals and several new billings in the nine months ended October 31, 2007, offset by normal amortization of prepayments on existing contracts during the period. The increase from December 31, 2006 was also attributed in part to the change in fiscal year end. Renewal of customer contracts which would have occurred in the first month of the fourth calendar quarter moved into the last month of our third fiscal quarter.

Income Taxes

As of October 31, 2007, we have a liability of approximately $46,849 for income taxes associated with uncertain income tax positions. Of these liabilities, $46,254 are included in Other long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Capital Resources

Expenditures for property, plant and equipment increased to $29,308 for the nine months ended October 31, 2007 compared to $19,380 for the nine months ended September 30, 2006. The increase in expenditures for property, plant and equipment was a result of expected infrastructure improvements within facilities and information technology. We expect that expenditures for property, plant and equipment for fiscal 2008 to be approximately $40 million compared to $29 million for 2006.

During the nine months ended October 31, 2007, we acquired Sierra Design Automation, Inc. and the technology of Dynamic Soft Analysis, Inc., which resulted in net cash payments of $35,271 and $638, respectively. The cash payment for the acquisition of Sierra was net of $9,716 of cash held by Sierra Design Automation, Inc. and acquired by us in the transaction. Additionally, we paid $2,136 for earnouts related to prior acquisitions. In the nine months ended September 30, 2006, we acquired EverCAD and Router Solutions, Inc., which resulted in net cash payments of $3,317 and $3,804, respectively. The cash payment for acquisition of EverCAD and Router Solutions, Inc. was net of $1,371 and $16 of cash held by EverCAD and Router Solutions, Inc., respectively, and acquired by us in the transactions. Additionally, we paid $893 for earnouts and $968 for other costs related to prior acquisitions.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to Rule 144A under the Securities Act of 1933. Also in March 2006, we used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the Notes due 2007 and to retire a portion of the Floating Rate Debentures. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 11,131 shares. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (iii) a call for the redemption of the 6.25% Debentures, (iv) specified distributions to holders of our common stock, (v) if a fundamental change, such as a change of control, occurs or (vi) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures due 2023. Some or all of the 6.25% Debentures may be redeemed by us for cash on or after March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 7.01% and 7.00% for the nine months ended October 31, 2007 and September 30, 2006, respectively. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,665 shares as of October 31, 2007. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. We currently may redeem some or all of the Floating Rate Debentures for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

In March 2006, we used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the Notes due 2007. In connection with this retirement, we incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized deferred debt issuance costs.

During the nine months ended October 31, 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $10,898, for a total purchase price of $11,169. As a result, a principal amount of $38,952 remains outstanding as of October 31, 2007. In connection with this purchase, we incurred a before tax net loss on the early extinguishment of debt of $452, which included a $271 premium on the repurchased Floating Rate Debentures as well as the write-off of $181 of a portion of unamortized deferred debt issuance costs.

During the nine months ended September 30, 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $45,150, for a total purchase price of $44,254. In connection with this purchase, we incurred a before tax net loss on the early extinguishment of debt of $145, which included a $896 net discount on the repurchased Floating Rate Debentures well as the write-off of $1,041 of unamortized deferred debt issuance costs.

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

In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. This facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We had no borrowings during the first ten months of 2007 and all of 2006 against this credit facility and had no balance outstanding at October 31, 2007 and December 31, 2006.

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

We had an 8% interest in M2000, Inc. as of December 31, 2006. We did not participate in a subsequent round of funding, which resulted in a reduction in our ownership interest from 8% to 5% at October 31, 2007. We assessed our interest in this variable interest entity and concluded that we should not consolidate that entity based on guidance included in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. Accordingly, we have accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

OUTLOOK FOR FISCAL 2008 AND FISCAL 2009

We expect revenues for the fourth quarter of fiscal 2008 to be approximately $277 million, while we expect net income per share for the same period to be approximately $0.57. We expect revenues for the fiscal year ending January 31, 2008 to be approximately $860 million and earnings per share to be approximately $0.50.

We preliminarily expect revenues for fiscal 2009 to be approximately $920 million, with net income per share for the same period of approximately $0.78.

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

The table below presents the carrying value and related weighted-average fixed interest rates for our investment portfolio. The carrying value approximates fair value at October 31, 2007. In accordance with our investment policy, all investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate
(In thousands, except interest rates)
Cash equivalents – fixed rate	$52,870	5.00%
Short-term investments – fixed rate	14,703	5.08%

Total fixed rate interest bearing instruments	$67,573	5.02%

We had convertible subordinated debentures of $200,000 outstanding with a fixed interest rate of 6.25% at October 31, 2007. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $38,952 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at October 31, 2007. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $390.

At October 31, 2007, we had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We had no borrowings during the first nine months of fiscal 2008 and during the year ended December 31, 2006 against this credit facility and had no balance outstanding at October 31, 2007 or December 31, 2006.

We had other short-term borrowings of $4,790 outstanding at October 31, 2007 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings or cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $48.

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

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of October 31, 2007, we had the following options outstanding:

•	Japanese yen with contract values totaling $101,895 at a weighted average contract rate of 121.69 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $44,193 at a weighted average contract rate of 1.40 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $18,232 at a weighted average contract rate of 2.07 to hedge forecasted expense exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The table provides information as of October 31, 2007 about our foreign currency forward contracts. The information provided is in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature through the first half of the year ending January 31, 2009.

	Notional Amount	Weighted Average Contract Rate	Contract Currency
Forward Contracts:
Euro	$46,815	1.40	USD
Japanese Yen	34,745	115.89	JPY
British Pound	16,225	2.02	USD
Indian Rupee	9,376	39.65	INR
Taiwan Dollar	4,962	32.50	TWD
Swedish Krona	4,143	6.44	SEK
Canadian Dollar	3,298	1.03	USD
Swiss Franc	2,700	1.18	CHF
Korean Won	2,371	916.56	KRW
Danish Krone	1,570	5.25	DKK
Hungarian Forint	1,450	176.51	HUF
Chinese Yuan	1,140	7.46	CNY
Other	2,624	—

Total	$131,419

Item 4.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(2) Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2008 and Fiscal 2009” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2008 and Fiscal 2009,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

We face intense competition in the electronic design automation (EDA) industry.

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

Our forecasts of our revenues and earnings outlook may be inaccurate.

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

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders and the mix of licenses and products requested by our customers.

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. We receive a majority of our software revenues from current quarter order performance, of which a substantial amount is usually booked in the last few weeks of each quarter. A significant portion of our revenues come from multi-million dollar contracts, the timing of the completion of and the terms of delivery of which can have a material impact on revenue for a given quarter. If we fail to receive expected orders, particularly large orders, our revenues for that quarter could be materially adversely impacted. In such an event, we could fail to meet investors’ expectations, which could have a material adverse impact on our stock price.

Our revenues are also affected by the mix of licenses entered into where we recognize software revenues as payments become due and payable, on a cash basis, or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable or due and payable revenue recognition could result in increased deferral of software revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

The gross margin on our software is greater than that for our hardware emulation system, software support and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. Additionally, the gross margin on software varies year to year depending on the amount of royalties due to third parties for the mix of products sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relativity large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results could be materially adversely impacted.

We derive a substantial portion of our revenues from relatively few product groups.

We derive a substantial portion of our revenues from sales of relatively few product groups and related support services. As such, any factor adversely affecting sales of these products, including the product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, would likely harm our operating results.

We are subject to the cyclical nature of the integrated circuit (IC) and electronics systems industries.

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

Customer payment defaults could harm our business.

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If we no longer had a history of collecting without providing concessions on term agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

IC and printed circuit board (PCB) technology evolves rapidly.

The complexity of ICs and PCBs continues to rapidly increase. In response to this increasing complexity, new design tools and methodologies must be invented or acquired quickly to remain competitive. If we fail to quickly respond to new technological developments, our products could become obsolete or uncompetitive, which could materially adversely impact our business.

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

In addition, we include third party technology in our products and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

Long sales cycles and delay in customer completion of projects make the timing of our revenues difficult to predict.

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

Disruptions of our indirect sales channel could affect our future operating results.

Our indirect sales channel is comprised primarily of independent distributors and sales representatives. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant or if the financial condition of our channel participants were to weaken.

Any loss of our leadership position in certain segments of the EDA market could harm our business.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

We may have additional tax liabilities.

The Internal Revenue Service (IRS) and tax authorities in countries where we do business regularly examine our tax returns. Significant judgment and estimates are required in determining the provision for income taxes and other tax liabilities. For example, our interim tax provision expense is based on our expectation of profit and loss by jurisdiction, and if the mix is different from our estimates our actual tax expense could be materially different. Our tax expense may also be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on term-based licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the IRS and other tax authorities’ examinations. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Forecasting our tax rate is complex and subject to uncertainty.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty as our tax position for each year combines: (i) the effects of a mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, (ii) changes in valuation allowances on our deferred tax assets, (iii) taxes, interest or penalties resulting from tax audits and (iv) changes in the tax laws or the interpretation of such tax laws. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, our actual tax rate could be materially different than forecast.

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

We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. This effort may not yield a successful product offering or the product may not satisfy customer requirements. As a result, we could realize little or no revenues related to our investment in research and development.

We may acquire other companies and may not successfully integrate them.

The industry in which we compete has seen significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	difficulties in combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from ongoing business when integrating the acquired business;

•	the discovery after the acquisition has been completed of previously unknown liabilities assumed with the acquired business;

•	the failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	the failure to retain key personnel of the acquired business;

•	difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	unanticipated costs;

•	unanticipated litigation in connection with or as a result of an acquisition, including claims from terminated employees, customers or third parties;

•	adverse impacts on existing relationships with suppliers and customers; and

•	failure to understand and compete effectively in markets in which we have limited experience.

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

A significant number of mergers in the semiconductor and electronics industries have occurred and we believe more are likely. Mergers of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.

Weakness in the U.S. and international economies may harm our business.

The U.S. and international economies are cyclical and experience periodic economic downturns, which may have a material adverse affect on our results of operations. Weakness in these economies may materially adversely impact the timing and receipt of orders for our products and our results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services.

Our international operations and the effects of foreign currency fluctuations expose us to additional risks.

We obtain more than half of our revenues from customers outside the U.S., and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates can have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting our intellectual property rights.

Supply problems for our emulation hardware systems could harm our business.

The success of our emulation hardware systems depends on our ability to procure hardware components on a timely basis from a limited number of suppliers, create stable software for use on the product, assemble and ship hardware and software systems on a timely basis with appropriate quality control, develop distribution and shipment processes, manage inventory and related obsolescence issues and develop processes to deliver customer support for hardware. Our inability to be successful in any of the foregoing could materially adversely impact us.

We generally commit to purchase component parts from suppliers based on sales forecasts of our emulation hardware system. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them. Additionally, a delay in production of the components or inaccuracy in our sales forecast could materially adversely impact our operating results if we are unable to timely ship ordered products or provide replacement parts under warranty or maintenance contracts.

We may not adequately protect our proprietary rights or fail to obtain software or other intellectual property licenses.

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. Many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S.

Some of our products include software or other intellectual property licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. Failure to obtain software or other intellectual property licenses or rights from third parties on favorable terms could materially adversely impact us.

Litigation may materially adversely impact us.

Litigation may result in monetary damages, injunctions against future product sales and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely impact us.

Third parties may claim infringement or misuse of intellectual property rights.

We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry, and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

Our failure to attract and retain key employees may harm us.

We depend on the efforts and abilities of our senior management, our research and development staff and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot assure that we can continue to recruit and retain such personnel. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

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

Any armed conflict entered into by the U.S. could have an adverse impact on our revenues and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact our business. We currently have operations in Pakistan, Egypt and Israel, countries that may be particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on us.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in volatility of the market price for our common stock.

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

We have a substantial level of indebtedness.

As of October 31, 2007, we had $246.6 million of outstanding indebtedness, which includes $38.9 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $200 million of 6.25% Convertible Subordinated

Debentures (6.25% Debentures) due 2026 and $7.7 million in short-term borrowings. This level of indebtedness among other things could:

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

If we experience a decline in revenues, we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results and financial condition.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 6.	Exhibits

10.A	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on or after October 9, 2007 to executive officers under our stock option plans.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 5, 2007	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ MARIA M. POPE
Maria M. Pope
Vice President and Chief Financial Officer