Form 10-K
period 2008-01-31
MENTOR GRAPHICS CORP
filed 2008-03-19
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]   No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,067,518,422 on July 31, 2007 based upon the last price of the Common Stock on that date reported in the NASDAQ Stock Market. On March 17, 2008, there were 90,752,315 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated

Portions of the 2008 Proxy Statement	Part III

Part I

ITEM 1. BUSINESS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Part I, Item 1A. “Risk Factors.”

GENERAL

Mentor Graphics Corporation is a technology leader in electronic design automation (EDA). We provide software and hardware design solutions that enable our customers to develop better electronic products faster and more cost effectively. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries.

The electronic systems that our customers create with our products include printed circuit boards (PCBs), integrated circuits (ICs), field programmable gate arrays (FPGAs), embedded software solutions and wire harness systems. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, video game consoles, digital cameras, cellular telephones, computer network hubs and routers, personal computers and products enabled with the Bluetooth short-range wireless radio and networking technology. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These are called system-on-chip (SoC) devices. This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.

We were incorporated in Oregon in 1981 and our common stock is traded on The NASDAQ Stock Market under the symbol “MENT.” Our executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. Our website address is www.mentor.com. Electronic copies of our reports filed with the Securities and Exchange Commission (SEC) are available through our website as soon as reasonably practicable after the reports are filed with the SEC. Our Director Code of Ethics, Standards of Business Conduct, Guidelines for Corporate Disclosure and our Audit, Compensation and Nominating Committee Charters are also posted on our website.

PRODUCTS

Our products enable engineers to overcome increasingly complex electronic design challenges by improving the accuracy of complex designs and shrinking product time-to-market schedules. When designing electronic hardware, a design engineer’s process is typically as follows:

•	Electrical engineers begin the design process by describing and specifying the architectural, behavioral, functional and structural characteristics of an IC, PCB or electronic system and components.
•	Engineers then create the component designs according to stated specifications.
•	Engineers verify the design to reveal defects, and then modify the component’s design until it is correct and meets the previously stated specifications.
•	Engineers assemble and test the assembled components and the entire system.
•

The system then goes to production. During the manufacturing process, engineers work to identify defective parts and improve yields. “Yields” refers to the percentage of working ICs on a silicon wafer or PCBs working compared to the total of those manufactured.

Scalable Verification

Our Scalable Verification™ tools allow engineers to verify that their complex IC designs actually function as intended. Functional errors are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability. We offer the following digital simulation products:

•

ModelSim® is a leading hardware description language (HDL) mixed-language digital simulator that helps hardware designers verify that their IC design functions correctly before the design is completed, and is used for application-specific integrated circuits (ASICs), SoCs, FPGAs and other IC design verification, as well as verification of entire systems.

•

The Questa™ functional verification platform includes support for HDL, simulation and new verification methodologies including assertions and formal methods. Questa is used for more extended verification of systems and ICs including ASICs, SoCs and FPGAs.

Along with digital simulation products, we offer analog/mixed-signal simulators. Complex electronic designs often require different types of circuits, such as analog and digital, to work together. An example is a CD or DVD player which uses a digital input and produces an analog output of sounds or images. Our analog/mixed signal simulation offerings include the Eldo®, ADVance MS™, and ADiT tools.

Our SoC verification products include the Seamless® hardware/software co-verification product family. Our tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified and manufactured into a prototype.

We provide emulation hardware systems, such as our Veloce® product, which allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and timing of those circuits. Hardware emulation systems typically allow faster verification of complex electronic circuits when compared to software simulation tools. Our Veloce® product allows customers to verify complex designs containing up to 128 million logic gates. Logic gates are switches that produce a single logic output from one or more logic inputs.

IC Design to Silicon

Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. A nanometer (nm) is one billionth of a meter; a human hair is about 100,000 nanometers wide. Nanometer process geometries create design challenges in silicon which were not present at larger geometries. As a result, nanometer process technologies, used to deliver the vast majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity of designs has changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is modified so the design can be manufactured with cost-effective yields of ICs.

To address these challenges, we offer our Calibre® tool family, which is the standard for many of the world’s largest integrated device manufacturers (IDMs) and foundries:

•

The Calibre physical verification tool suite, Calibre DRC™ and Calibre LVS™, helps ensure that IC physical designs incorporate the customer’s intended functionality while conforming to stringent foundry manufacturing rules at foundries where ICs are manufactured.

•

The Calibre xRC™ product, a transistor-level extraction and device modeling tool, computes the values of detailed circuit parameters including interconnect resistances, and parasitic capacitances and inductances to enable customers to more accurately simulate the performance of a design.

•

Calibre tools allow engineers to model, enhance and verify layouts using lithography resolution enhancement techniques, including optical and process correction, phase-shift mask, scattering bars and off-axis illumination. Use of these tools can substantially increase the yields of ICs.

•	In the DFM area, the Calibre LFD™ product can help customers produce higher yields at small geometries at 65nm and below where variations in manufacturing can cause yield reductions.
•

The Calibre YieldAnalyzer™ product provides manufacturing teams with a method of communicating information about manufacturing yield limiters to design teams to help them identify targeted improvements that can increase yield.

•	The Calibre YieldEnhancer™ product identifies and communicates layout enhancement opportunities to the user’s place-and-route tools intended to improve the design for increased yield.

We also offer the Olympus-SoC™ place and route product targeted at customers creating ICs using geometries of 65nm and below. The Olympus-SoC™ solution addresses IC design challenges such as manufacturing variability, design size and complexity and low power requirements. The Olympus-SoC™ place and route solution addresses these issues with technology such as DRC-, DFM- and power-aware routing, lithography-friendly layout and multi-corner multi-mode timing analysis, which concurrently optimizes for timing, power and signal integrity across multiple process corners and design modes.

Integrated System Design

As ICs grow in complexity and function and PCB fabrication technology advances to include embedded components and high-density interconnect layers within the PCB, the design of PCBs is reaching new levels of complexity. This complexity can be a source of design bottlenecks.

Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly and test. Most types of designs, including analog, RF and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation and verification of the PCB design:

•	The Board Station® and Expedition™ series are the two main PCB design families of products used typically by large enterprise customers.
•	We also offer a “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution.
•	Our I/O Designer™ product integrates FPGA input/output planning with our PCB design tools resulting in improved routing in large complex designs.
•	XtremePCB™ offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each others’ edits in real-time.
•	XtremeAR™ is a PCB routing product that improves the routing time of large designs. This product allows improved designs by running more routing iterations during the design cycle.

Our AutoActive® place and route technology is available on both UNIX and Windows platforms and is used to replace older generation routers in our PCB design flows and in flows created by Cadence Design Systems, Inc. and others. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, is intended to help improve design quality, shorten design cycles and increase manufacturability. Our Hyperlynx® and ICX® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed PCB designs to help make simulation more efficient and accurate.

Our Precision® Synthesis product family is created to maximize the performance of FPGAs. Our Precision product is also used for FPGA-based ASIC prototyping to enable cost effective ASIC verification prior to the availability of silicon.

New and Emerging Products

Engineers are trying to reduce the level of complexity of design and verification by moving to higher levels of design abstraction, allowing them to be more productive. One response to this trend is leading designers toward methodologies based on the C programming language which can offer a more efficient way to create designs. Our Catapult® C design tool can help engineering teams to produce ASIC or FPGA hardware that can be smaller in size in a reduced amount of time.

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

Our Data Management Systems applications address the systems design and manufacturing cycle by providing electronics systems designers with relevant design information from enterprise product lifecycle management and enterprise resource planning.

We offer a suite of products for companies developing embedded software for products such as cell phones. Our offerings in this area are real-time operating systems, middleware and associated development tools.

We also offer tools to test IC designs. Our suite of integrated Design-for-Test products is used to test a design’s logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, automatic test pattern generation, logic and memory built-in self-test, and our patented TestKompress® product for Embedded Deterministic Test (EDT™).

PLATFORMS

Our software products are available on UNIX, Windows and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS

Our marketing emphasizes a direct sales force and large corporate account penetration in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. We license our products worldwide through our direct sales force, sales representatives and distributors. During the year ended January 31, 2008, revenues outside of North America accounted for 55% of total revenues as compared to 54% for the year ended December 31, 2006 and 57% for the year ended December 31, 2005. See “Geographic Revenues Information” in Part II, Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information. We enter into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. See “Effects of Foreign Currency Fluctuations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect foreign currency fluctuation may have on our business and operating results.

We segregate revenue into six categories of similar products and services. These categories include Integrated System Design, IC Design to Silicon, Scalable Verification, New and Emerging Products, Services and Other, and Finance Fees. Each category, with the exception of Finance Fees, includes both product and support revenues. See the discussion in the Note 24 “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of revenue by product and service category.

No material portion of our business is dependent on a single or a few customers, the loss of any one or more of which would have a material adverse effect on revenues. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be three to six months or longer. During the selling cycle our account managers, application engineers and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be loaned to customers for short-term on-site evaluation. We generally ship our products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.

BACKLOG

Our backlog of firm orders was approximately $71 million at January 31, 2008 as compared to $103 million at December 31, 2006. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. We do not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a ratable basis over the twelve-month term of each contract. The January 31, 2008 backlog of orders is expected to ship before the end of our fiscal year ending January 31, 2009.

FISCAL YEAR CHANGE

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the fiscal year ended January 31, 2008. This report includes financial information for the transition period from January 1 to January 31, 2007. We believe that the twelve months ended December 31, 2006 and 2005 provide a meaningful comparison to the twelve months ended January 31, 2008. There are no factors of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends if results for the twelve months ended January 31, 2007 and 2006 were presented in lieu of results for the twelve months ended December 31, 2006 and 2005. References in this document to fiscal 2008 represent the twelve months ended January 31, 2008. References to 2006 and 2005 represent the twelve months ended December 31, 2006 and 2005.

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

MANUFACTURING OPERATIONS

Our manufacturing operations primarily consist of reproduction of our software and documentation. In North America, manufacturing is substantially outsourced with distribution to North and South American and Japanese customers occurring primarily from Wilsonville, Oregon. Our line of emulation products, which has a large hardware component, is manufactured in the United States and France on an outsourced basis. Mentor Graphics (Ireland) Limited, a wholly owned subsidiary of Mentor Graphics Corporation, manufactures, or contracts with third-parties to manufacture, our products and distributes these products to markets outside North America through our established sales channels. See the discussion in the Note 24 “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant and equipment.

PRODUCT DEVELOPMENT

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2008, we expensed $249 million related to product research and development as compared to $227 million for 2006 and $213 million for 2005. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the year ended January 31, 2008, we recorded purchased technology and in-process research and development charges from acquisitions of $14 million as compared to $16 million for 2006 and $12 million for 2005. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

We have a worldwide support organization to meet our customers’ needs for software support, hardware support and customer training. Most of our customers enter into support contracts that deliver regular software updates and technical assistance. Hardware support is available for emulation products. In addition to being certified worldwide through the Support Center Practices certification program, our support centers have won five Software Technical Assistance Recognition Awards and a Lifetime Achievement Award from the Software Support Professionals Association for service excellence in the Complex Support category. Mentor Graphics Education Services offers a wide range of learning solutions developed specifically for electronics designers and engineers.

Mentor Consulting, our professional services division, is comprised of a worldwide team of consulting professionals. The services provided to customers are concentrated around our products. In addition, Mentor Consulting provides methodology development and refinement services that help customers improve product development process.

COMPETITION

The markets for our products are characterized by price competition, rapid technological advances in application software, operating systems and hardware and by new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While our two principal competitors are large companies with extensive capital and marketing resources, we also compete with small companies with little capital but innovative ideas. Our principal competitors are Cadence Design Systems, Inc. and Synopsys, Inc.

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

EMPLOYEES

We employed approximately 4,358 people full time as of January 31, 2008. Our success will depend in part on our ability to attract and retain employees. None of our United States (U.S.) employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.

PATENTS AND LICENSES

We regard our products as proprietary and protect our rights in our products and technology in a variety of ways.

We currently own approximately 300 U.S. and 90 non-U.S. patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we own approximately 460 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we can not predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended. We believe that the importance of patents in the EDA industry continues to increase.

We also rely on contractual and technical safeguards to protect our proprietary rights in our products. We typically include restrictions on disclosure, use and transferability in our agreements with customers and other parties. In addition, we use our trademark, copyright and trade secret rights to protect our interests in our products and technology.

Some of our products include software or other intellectual property licensed from other parties. We also license software from other parties for internal use. We may have to seek new licenses or renew these licenses in the future.

ITEM 1A. RISK FACTORS

The forward-looking statements contained under “Outlook for Fiscal 2009” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2009,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

We face intense competition in the EDA industry.

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

The U.S. and international economies are cyclical and experience periodic economic downturns, which could have a material adverse affect on our results of operations. Weakness in these economies could materially adversely impact the timing and receipt of orders for our products and our results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware and consulting services.

Our international operations and the effects of foreign currency fluctuations expose us to additional risks.

We obtain more than half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates could have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings and difficulties with licensing and protecting our intellectual property rights.

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

Our revenues are also affected by the mix of licenses entered into where we recognize software revenues as payments become due and payable, on a cash basis, or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable, due and payable and/or cash-based revenue recognition could result in increased deferral of software revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

The gross margin on our software is greater than that for our hardware emulation system, software support and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. Additionally, the gross margin on software varies year to year depending on the amount of royalties due to third parties for the mix of products sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results could be materially adversely impacted.

We derive a substantial portion of our revenues from relatively few product groups.

We derive a substantial portion of our revenues from sales of relatively few product groups and related support services. As such, any factor adversely affecting sales of these products, including the product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results.

We are subject to the cyclical nature of the IC and electronics systems industries.

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

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

IC and PCB technology evolves rapidly.

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

The accounting rules governing software revenue recognition are complex and have been subject to authoritative interpretations that have generally made it more difficult to recognize software revenues at the beginning of the license period. If this trend continues, new and revised standards and interpretations could materially adversely impact our ability to meet near-term revenue expectations.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could materially adversely impact our results of operations.

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. For example, our interim tax provision expense is based on our expectation of profit and loss by jurisdiction. If the mix of profit and loss by jurisdiction is different from our estimates our actual tax expense could be materially different. Our tax expense may also be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on term-based licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service (IRS) and other tax authorities’ examinations. The IRS and tax authorities in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Forecasting our tax rate is complex and subject to uncertainty.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty as our tax position for each year combines: (i) the effects of a mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, (ii) changes in valuation allowances on our deferred tax assets, (iii) the resolution of issues arising from tax audits with various tax authorities and (iv) changes in the tax laws or the interpretation of such tax laws. In order to forecast our global tax rate, we estimate pre-tax profits and losses by jurisdiction and calculate tax expense by jurisdiction. If the mix of profits and losses or effective tax rates by jurisdiction are different than those estimates, our actual tax rate could be materially different than forecast.

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

Acquired businesses may not perform as projected, which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings and sales levels for acquired products. All of these factors could impair our ability to forecast, meet revenues and earnings targets and manage effectively our business for long-term growth. We cannot assure that we can effectively meet these challenges.

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

The success of our emulation hardware systems depends on our ability to: (i) procure hardware components on a timely basis from a limited number of suppliers, (ii) create stable software for use on the product, (iii) assemble and ship hardware and software systems on a timely basis with appropriate quality control, (iv) develop distribution and shipment processes, (v) manage inventory and related obsolescence issues and (vi) develop processes to deliver customer support for hardware. Our inability to be successful in any of the foregoing could materially adversely impact us.

We generally commit to purchase component parts from suppliers based on sales forecasts of our emulation hardware system. If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we could use them. Additionally, a delay in production of the components or inaccuracy in our sales forecast could materially adversely impact our operating results if we are unable to timely ship ordered products or provide replacement parts under warranty or maintenance contracts.

We may not adequately protect our proprietary rights or we may fail to obtain software or other intellectual property licenses.

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

We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and could result in volatility of the market price for our common stock.

Our articles of incorporation, Oregon law and our shareholder rights plan may have anti-takeover effects.

Our board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the board of directors. In February 1999, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act and our shareholder rights plan could have the effect of delaying, deferring or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

We have a substantial level of indebtedness.

As of January 31, 2008, we had $215 million of outstanding indebtedness, which includes $36 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 and $14 million in short-term borrowings. This level of indebtedness among other things could:

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

Our stock price could become more volatile, and your investment could lose value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own six buildings on 43 acres of land in Wilsonville, Oregon. We occupy approximately 405,000 square feet in four of those buildings, as our corporate headquarters. We also own an additional 69 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site.

We lease additional space in San Jose, California; Longmont, Colorado; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Egypt, France, India, Pakistan, Poland, Sweden, Finland, Germany, Russia, Hungary, Austria, Taiwan and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, licensing, contracts and employee relations matters.

We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our financial position or results of operations.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of Mentor Graphics:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	61
Gregory K. Hinckley	President and Director	61
L. Don Maulsby	Senior Vice President, World Trade	56
Jue-Hsien Chern	Vice President and General Manager Deep Submicron Division	53
Brian Derrick	Vice President, Corporate Marketing	44
Dean Freed	Vice President, General Counsel and Secretary	49
Robert Hum	Vice President and General Manager Design Verification and Test Division	55
Maria M. Pope	Vice President, Chief Financial Officer	42
Henry Potts	Vice President and General Manager System Design Division	61
Joseph Sawicki	Vice President and General Manager Design-to-Silicon Division	47
Dennis Weldon	Director of Corporate Development and Investor Relations	60

The executive officers are elected by our Board of Directors at our annual meeting. Officers hold their positions until they resign, are terminated or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. There are no family relationships among any of our executive officers or directors.

Dr. Rhines has served as our Chairman of the Board and Chief Executive Officer since 2000. Dr. Rhines served as our Director, President and Chief Executive Officer from 1993 to 2000. Dr. Rhines is currently a director of Cirrus Logic, Inc. and Triquint Semiconductor, Inc., both semiconductor manufacturers.

Mr. Hinckley has served as our President since 2000. Mr. Hinckley served as our Executive Vice President, Chief Operating Officer and Chief Financial Officer from 1997 to 2000. Mr. Hinckley is a director of ArcSoft, Inc., a provider of multimedia software and firmware, and Intermec Inc., a provider of integrated systems solutions.

Mr. Maulsby has served as our Senior Vice President, World Trade since 1999. From 1998 to 1999, he was president of Tri-Tech and Associates, a manufacturer’s representative firm.

Dr. Chern has served as Vice President and General Manager of our Deep Submicron Division since joining us in 2000. Dr. Chern is a director of Cardiac Science Corporation, which manufactures diagnostic cardiology systems.

Mr. Derrick has served as our Vice President, Corporate Marketing since 2002. From 2000 to 2001 he was Vice President and General Manager of our PVX Division. From 1998 to 2000, he was the Director of our Calibre and Velocity Strategic Business Unit. From 1997 to 1998, he was marketing manager for our Calibre Business Unit. Mr. Derrick has been with us since 1997. Mr. Derrick has served since 2006 as a director of M2000, Inc., an ASIC and FPGA emulation technology company. Since 2008, Mr. Derrick has served as a director of Calypto Design Systems, Inc., a sequential analysis technology company.

Mr. Freed has served as our Vice President, General Counsel and Secretary since 1995.

Mr. Hum has served as Vice President and General Manager of our Design Verification and Test Division since 2002. From 1997 to 2002, Mr. Hum served as Chief Operating Officer and Vice President of Engineering of IKOS Systems, Inc., a hardware emulation company.

Ms. Pope has served as Vice President, Chief Financial Officer since 2007. Prior to joining us, Ms. Pope was Vice President-General Manager, Wood Products Division of Pope & Talbot, Inc., a forest products company. Prior to that, she served as Vice President, Chief Financial Officer and Secretary of Pope and Talbot from 1999 to 2003. Ms. Pope previously worked for Levi Straus & Co. and Morgan Stanley & Co., Inc. Ms. Pope is a director of Portland General Electric, an Oregon based utility.

Mr. Potts has served as Vice President and General Manager of our System Design Division since joining us in 1999. From 1997 to 1998, Mr. Potts was Vice President of Engineering for Hitachi Micro Systems, a semiconductor research and development company.

Mr. Sawicki has served as Vice President and General Manager of our Design-to-Silicon Division since 2003. From 2002 to 2003, he was General Manager of the Physical Verification (PVX) Division. From 2000 to 2001, Mr. Sawicki served as General Manager of our Calibre business unit. Mr. Sawicki has been with us for 17 years in various roles including applications engineering, sales and marketing and management.

Mr. Weldon has served as Director of Corporate Development and Investor Relations since 2005. Mr. Weldon has also served as Treasurer, Vice President of Corporate Development and Investor Relations, and a number of other positions since joining us in 1988.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on The NASDAQ Stock Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our Common Stock, as reported by The NASDAQ Stock Market:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2008
High	$18.68	$15.95	$16.19	$15.42
Low	$15.40	$12.00	$11.35	$8.25

Quarter ended	March 31	June 30	September 30	December 31
2006
High	$12.16	$13.75	$15.17	$18.42
Low	$10.10	$10.50	$12.49	$13.94

As of March 18, 2008, we had 620 stockholders of record.

No dividends were paid in fiscal 2008 or 2006. Our credit facility prohibits the payment of dividends.

PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG MENTOR GRAPHICS CORP.,

S&P 500 INDEX AND HEMSCOTT GROUP INDEX

Note: the stock price shown on the above graph is not necessarily indicative of future performance

ASSUMES $100 INVESTED ON DEC. 31, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED JAN. 31, 2008

Measurement Period (Fiscal Year Covered)	MENTOR GRAPHICS CORPORATION	HEMSCOTT GROUP INDEX	S&P 500 INDEX
Measurement point: 12/31/2002	$100.00	$100.00	$100.00
Fiscal year ended: 12/31/2003	$184.99	$129.31	$128.68
Fiscal year ended: 12/31/2004	$194.53	$142.02	$142.69
Fiscal year ended: 12/31/2005	$131.55	$142.37	$149.70
Fiscal year ended: 12/31/2006	$229.39	$165.30	$173.34
Month ended: 1/31/2007	$236.64	$167.25	$175.96
Fiscal year ended: 1/31/2008	$104.96	$169.01	$171.90

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In thousands, except per share data and percentages

Year ended	January 31, 2008	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Statement of Operations Data
Total revenues	$879,732	$802,839	$713,401	$716,893	$680,156
Operating income	$70,967	$60,453	$26,397	$45,112	$17,142
Net income (loss)	$28,771	$27,204	$5,807	$(20,550)	$7,933
Gross margin percent	85%	86%	84%	85%	83%
Operating income as a percent of revenues	8%	8%	4%	6%	3%
Per Share Data
Net income (loss) per share – basic	$0.33	$0.33	$0.07	$(0.28)	$0.12
Net income (loss) per share – diluted	$0.32	$0.33	$0.07	$(0.28)	$0.11
Weighted average number of shares outstanding – basic	88,086	81,303	78,633	72,381	67,680
Weighted average number of shares outstanding – diluted	89,981	82,825	80,133	72,381	70,464
Balance Sheet Data
Cash, cash equivalents and short-term investments	$126,215	$129,857	$114,410	$94,287	$71,324
Working capital	$187,528	$111,801	$118,348	$97,946	$87,943
Property, plant and equipment, net	$100,421	$86,100	$81,614	$91,224	$91,350
Total assets	$1,238,113	$1,126,239	$1,020,937	$1,012,635	$940,688
Short-term borrowings	$14,178	$7,181	$11,858	$9,632	$6,910
Notes payable, deferred revenue, long-term and other noncurrent liabilities	$279,993	$269,762	$299,014	$303,081	$309,929
Stockholders’ equity	$639,167	$533,067	$448,140	$433,715	$374,366

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All numerical references in thousands, except percentages, per share data and number of employees

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report. Certain of the statements below contain forward-looking statements. These statements are predictions based upon our current expectations about future trends and events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. In particular, we refer you to the risks discussed in “Risk Factors” in this Annual Report and in our other SEC filings, which identify important risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the year ended January 31, 2008. We believe that the twelve months ended December 31, 2006 and 2005 provide a meaningful comparison to the twelve months ended January 31, 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 and 2006 were presented in lieu of results for the twelve months ended December 31, 2006 and 2005. References to fiscal 2008 represent the twelve months ended January 31, 2008. References to 2006 and 2005 represent the twelve months ended December 31, 2006 and 2005.

BUSINESS ENVIRONMENT

Business during the year ended January 31, 2008 continued to build on the growth that occurred during 2006, with bookings up 1% compared to the year ended December 31, 2006, led by growth in IC Design to Silicon and New and Emerging Products. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the fourth quarter of fiscal 2008 accounted for approximately 50% of total system and software bookings compared to 60% for the fourth quarter of 2006. The ten largest transactions for the year ended January 31, 2008 accounted for approximately 32% of total system and software bookings compared to 37% for the year ended December 31, 2006. The number of new customers during the three months ended January 31, 2008 was down 7% from the three months ended December 31, 2006 while the number of new customers for the year ended January 31, 2008 was 4% higher than the year ended December 31, 2006.

During the three months ended January 31, 2008, we experienced a 17% increase in system and software revenues compared to the three months ended December 31, 2006. For the year ended January 31, 2008, system and software revenues increased 11% from the year ended December 31, 2006.

We believe fiscal 2009 will bring overall growth in the EDA industry. For the past two years the EDA industry has experienced significant revenue growth. Early economic indicators suggest that the growth will be more moderate as we look to fiscal 2009. We believe that we are well-positioned among our competitors to continue our trend of growing at, or above, EDA market growth rates.

We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer’s needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Critical Accounting Policies – Revenue Recognition” in this Item 7 for a description of the types of product licenses we sell. As the mix shifts among perpetual licenses, fixed term licenses (term) with upfront revenue recognition and term licenses with ratable revenue recognition (which includes due and payable and cash-based revenue recognition), revenues, earnings, cash flow and days sales outstanding (DSO) are either positively or negatively affected. The year ended January 31, 2008 marked the seventh consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual license revenue decreased, and we believe this trend will continue through fiscal 2009. Our customers continue to move toward the term license model, which provides them with greater flexibility for product usage, including the option to share products between multiple locations and remix tool use at regular intervals from a fixed product list. As such, most of our customers have converted their existing installed base from perpetual to term licenses.

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

Product Developments

During the year ended January 31, 2008, we continued to execute our strategy of focusing on new problem areas encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the year ended January 31, 2008, we launched many new or improved products, which are chronologically listed below:

First Quarter

•	In February 2007, we announced the release of Board Station® XE, the next-generation version of our Board Station design flow for large enterprise customers.
•	In March 2007, we announced a technology launch of subsystem intellectual property.
•

In April 2007, we formally launched the Veloce® product family, consisting of three new next-generation hardware-assisted verification platforms. The Veloce Solo, Trio and Quattro products each deliver emulation capability for concurrent hardware-software validation and embedded system verification for vertical markets such as multimedia/graphics, computing, networking and wireless designs.

Second Quarter

•

In May 2007, we announced the latest release of the 0-In® Clock Domain Crossing and Formal Verification products, which help find critical design bugs. Also in May, we enhanced the Questa™ functional verification platform.

•

In June 2007, we acquired Sierra Design Automation, Inc., a leading provider of high-performance place and route solutions for integrated circuits. Sierra’s flagship product, Olympus-SoC™ provides a next-generation place and route system that concurrently addresses variations in manufacturing and allows designers to simultaneously solve for large numbers of variables to achieve a more optimal design.

•	In July 2007, we announced the latest release of the CHS™ product suite, our flagship product supporting vehicle electrical system design and wire harness engineering.

Third Quarter

•

In August 2007, we announced jointly with Cadence Design Systems, Inc., a verification methodology standard based on the Institute of Electric and Electronic Engineers standard language SystemVerilog. We contributed, along with Cadence, technology and resources to develop the Open Verification Methodology (OVM), which offers both design and verification engineers a tool-independent solution with data portability and interoperability.

•	In September 2007, we announced Precision® RTL Plus Syntheses, which provides an improved method of designing field-programmable gate arrays.
•

In October 2007, we announced new technology in our TestKompress® product. The new Xpress technology assists integrated circuit manufacturers to meet quality goals at 65nm process nodes while helping to control testing costs.

Fourth Quarter

•

In December 2007, we announced our first multi-mode, multi-corner signal integrity solution for 65/45nm. The new technology in our Olympus-SoC™ place and route product accelerates signal integrity closure and improves the reliability of manufactured silicon. Olympus-SoC™ is well positioned to handle integrated circuit challenges at 65nm and below because of its unique multi-mode, multi-corner capabilities. Olympus-SoC™ is particularly appealing to companies tasked with challenges of graphics, multimedia and multiprocessors.

•

In January 2008, we announced our next generation TestBench Xpress™ (TBX) When used in conjunction with our Veloce® family of hardware emulators, the TBX tool provides a software-based, cost-effective and efficient way to perform hardware-software co-verification for embedded systems.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Financial Performance for the Year Ended January 31, 2008

•

Total revenues were $879,732, a 10% increase over the year ended December 31, 2006, due to strength in IC Design to Silicon and New and Emerging Markets. Growth in IC Design to Silicon for the year ended January 31, 2008 was led by our Calibre product family as well as our new Olympus-SoC™ place and route product. New and Emerging Markets growth was led by our Design for Test family of products.

•	Finance fee revenues were $16,732, a 49% increase over the year ended December 31, 2006.
•

System and software revenues were $555,297, an 11% increase over the year ended December 31, 2006. Product revenue split by license model was 66% term with upfront revenue recognition, 21% perpetual and 13% term with ratable revenue recognition, which includes due and payable and cash-based revenue recognition, compared to the year ended December 31, 2006 product splits of 60% term with upfront revenue recognition, 25% perpetual and 15% term with ratable revenue recognition.

•	Service and support revenues were $324,435, a 6% increase over the year ended December 31, 2006.
•

Net income for the year ended January 31, 2008 was $28,771 compared to a net income of $27,204 for the year ended December 31, 2006. Improvement in earnings for the year resulted from growth in revenues during the year.

•

Trade accounts receivable, net increased to $332,641 at January 31, 2008, up 26% from $263,126 at December 31, 2006. Average days sales outstanding increased to 105 days at January 31, 2008 from 95 days at December 31, 2006.

•

Cash generated from operating activities was $79,615 during the year ended January 31, 2008 compared to $78,875 during the year ended December 31, 2006. At January 31, 2008, cash, cash equivalents and short-term investments were $126,215, down 3% from $129,857 at December 31, 2006.

CRITICAL ACCOUNTING POLICIES

We base our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, restructuring charges and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see Note 3. to our Consolidated Financial Statements.

Revenue Recognition

We report revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products and emulation hardware systems and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1.	Term licenses – This license type is primarily used for software sales and provides the customer with a right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of delivered products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation product sales where the software is incidental to the hardware is generally recognized upon delivery.
2.	Perpetual licenses – We use this license type for software and emulation hardware system sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery assuming all other criteria for revenue recognition have been met.

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $16,732 for fiscal 2008, $11,256 for 2006 and $8,152 for 2005.

Service and support revenues – Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. We recognize revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

We apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all software and product revenue transactions where the software is not incidental. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1.	Persuasive evidence of an arrangement exists – Generally, we use either a customer signed contract or qualified customer purchase order as evidence of an arrangement for term licenses and perpetual licenses. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
2.	Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. Our software license agreements generally do not contain conditions for acceptance. With respect to emulation hardware, we transfer title to the customer upon shipment. We offer non-essential installation services for emulation hardware sales or the customer may elect to perform the installation without assistance from us. Our emulation hardware system agreements generally do not contain conditions for acceptance.
3.	Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with installment terms without providing concessions on payments, products or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.
4.	Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review process. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.

Multiple element arrangements – For multiple element arrangements, vendor-specific objective evidence of fair value (VSOE) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, we defer revenue until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, we defer revenue until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, we recognize revenue using the residual method. Under the residual method, we defer revenue related to the undelivered elements based upon VSOE and we recognize the remaining portion of the arrangement fee as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, we would defer revenue until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

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

Valuation of Trade Accounts Receivable

We maintain allowances for doubtful accounts on Trade accounts receivable and Term receivables, long-term, for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, IC research and development spending and the current growth in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

During the fourth quarter of fiscal 2008, we adjusted our unspecified reserves for bad debt based on trends in our historical experience and the current business environment. This resulted in a reduction in selling expenses of $1,300 for the year ended January 31, 2008.

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

Income Tax Reserves

We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” discussion in this Item 7. for additional discussion.

Effective February 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). Under this interpretation, we recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

Goodwill, Intangible Assets and Long-Lived Assets

We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We determine recoverability of an asset by comparing its carrying amount to the forecasted undiscounted net cash flows of the operation to which the asset relates. If we determine the operation is unable to recover the carrying amount of its assets, we write down the long-lived assets to their estimated fair value. We determine fair value based on discounted cash flows or appraised values, depending upon the nature of the assets. We test goodwill and intangible assets with indefinite lives for impairment annually and whenever there is an impairment indicator using a fair value approach. In the event that, in the future, we determine that our goodwill, intangible or other long-lived assets have been impaired, we would make an adjustment that would result in a charge for the write-down in the period that determination was made.

Special Charges

We have recorded restructuring charges within Special charges in the Consolidated Statements of Operations in connection with our plans to better align our cost structure with projected operations in the future. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record liabilities for costs associated with exit or disposal activities when the liability is incurred.

We have recorded restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, an addition to Special charges will be recognized. If the actual cost is less than the estimated cost, a benefit to Special charges will be recognized.

We have also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained. Additionally, we also write off leasehold improvements on abandoned office space. We work with external real estate experts in each of the markets where properties are located to develop assumptions used to determine a reasonable estimate of the net loss. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate market. If the real estate markets worsen and we are not able to sublease the properties as expected, an addition to Special charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit to Special charges will be recognized.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period and consequently we recognize the expense fully in the period in which the award is granted.

We estimate the fair value of stock options and purchase rights under our employee stock purchase plans in accordance with SFAS 123(R) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. We include the following elements in reaching our determination of expected volatility: (i) historical volatility of our shares of common stock, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in our convertible subordinated debentures and (iv) implied volatility of traded options of comparable companies. The expected term of our stock options is based on historical experience. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made.

RECENT ACQUISITIONS

On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-For-Manufacturing capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by NASDAQ for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts are subject to standard representations and warranties and will generally be released in October 2008 if no claims of indemnification have been made by us. The indemnity escrow account also includes $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at $2,407 withheld from the founders are subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

In accounting for the Sierra transaction, we are required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by NASDAQ for the five day period beginning with the two day period preceding the measurement date through the two days succeeding the measurement date. In addition, the cash and common stock withheld from the two Sierra founders of $3,797, which is subject to a continued employment requirement, is considered compensation expense to be recognized over the service period and is not included in the acquisition cost. The common stock withheld from the two Sierra founders was valued at $13.61 per share. After this adjustment, the total purchase price of Sierra, including transaction costs, was $84,818. The excess of tangible assets acquired over liabilities assumed was $6,385, including $9,716 of acquired cash. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $4,100, goodwill of $45,932, technology of $9,400, other identified intangible assets of $17,200 and deferred tax assets of $1,801. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. Of the $770 in transaction costs we recorded, $232 were paid by July 31, 2007, and the remaining $538 were paid by October 31, 2007. The results of Sierra’s operations are included in our consolidated financial statements from the date of acquisition forward.

In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc., a privately held company based in Pittsburgh, Pennsylvania that is a provider of BETAsoft thermal analysis software. We are integrating the acquired technology into our Systems Design Division product offerings. The total purchase price, including acquisition costs, was $838. The excess of tangible assets acquired over liabilities assumed was $4. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $614, technology of $71 and other identified intangible assets of $149. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product performance goals. These contingent payments, or earn-outs, are accrued when the performance goals are met and the contingent consideration is issued or issuable. We recorded earn-outs of $3,040 during the year ended January 31, 2008, $2,384 for 2006 and $1,028 for 2005, based on related revenues derived from products and technologies acquired in current and prior year’s acquisitions. We made earn-out payments of $2,760 during the year ended January 31, 2008, $1,193 for 2006 and $1,491 for 2005.

We used an independent third party valuation firm to assist us in determining the allocation of the purchase price of these acquisitions.

CHANGE IN FISCAL YEAR

On July 19, 2006, we changed our fiscal year to January 31, from December 31, effective for the year ending January 31, 2008. This report includes the financial information for the transition period from January 1 to January 31, 2007. We believe that the twelve months ended December 31, 2006 and 2005 provide a meaningful comparison to the twelve months ended January 31, 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 and 2006 were presented in lieu of results for the twelve months ended December 31, 2006 and 2005. References in this document to fiscal 2008 represent the twelve months ended January 31, 2008. References to 2006 and 2005 represent the twelve months ended December 31, 2006 and 2005.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

Year ended	January 31, 2008	Change	December 31, 2006	Change	December 31, 2005
System and software revenues	$555,297	11%	$498,088	19%	$418,416
System and software gross margins	$520,916	12%	$466,748	20%	$388,743
Gross margin percent	94%		94%		93%
Service and support revenues	$324,435	6%	$304,751	3%	$294,985
Service and support gross margins	$228,721	3%	$221,346	3%	$213,946
Gross margin percent	70%		73%		73%
Total revenues	$879,732	10%	$802,839	13%	$713,401
Total gross margins	$749,637	9%	$688,094	14%	$602,689
Gross margin percent	85%		86%		84%

System and Software Revenues

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems. System and software revenues were higher for the year ended January 31, 2008 compared to the year ended December 31, 2006 primarily due to increases in the following areas: (i) IC Design to Silicon, led by our

Calibre product family and our new Olympus-SoC™ place and route product and (ii) New and Emerging Markets, lead by our Design-for-Test products. These increases were partially offset by decreased revenues in the following products: (i) our ModelSim products and (ii) our embedded systems products. These declines were primarily due to the timing of renewals on certain large deals. These gains were minimally affected by foreign currency fluctuations during the year ended January 31, 2008, as more fully described under “Geographic Revenues Information” below.

System and software revenues were higher for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increases in the following areas: (i) Scalable Verification, led by our ModelSim products; (ii) Integrated System Design, led by our printed circuit board (PCB) products; (iii) IC Design to Silicon, led by our Calibre product family; and (iv) New and Emerging Markets, led by our embedded systems products.

During the year ended January 31, 2008, system and software revenues exceeded system and software bookings. Accordingly, our backlog of firm orders decreased from $103,100 as of December 31, 2006 to $70,900 as of January 31, 2008.

System and software revenues include finance fee revenues for the amortization of the interest component of our term license installment agreements of $16,732 for the year ended January 31, 2008 as compared to $11,256 for 2006 and $8,152 for 2005. The increase in finance fee revenues related to term license installment agreements was primarily due to the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and growth in term licensing installment agreements.

System and software gross margin percentage was flat for the year ended January 31, 2008 compared to the year ended December 31, 2006 as cost of revenues moved in line with revenues. System and software gross margins were higher for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to increased revenues, without a corresponding increase in costs.

The write-down of emulation hardware systems inventory was $1,171 for the year ended January 31, 2008 compared to $1,907 for 2006 and $3,174 for 2005. These reserves reduced inventory to the amount that was expected to ship within twelve months for our newly released Veloce emulation hardware systems and six months for all other inventory on the assumption that any excess would be obsolete.

Amortization of purchased technology to System and software cost of revenues was $9,468 for the year ended January 31, 2008 as compared to $13,270 for 2006 and $11,639 for 2005. We amortize purchased technology costs over two to five years to System and software cost of revenues. The decrease in amortization for the year ended January 31, 2008 was primarily due to certain assets being fully amortized during the fiscal year. The decrease was partially offset by amortization during the year ended January 31, 2008 of certain intangible assets acquired during the year and a full year of amortization of four technology acquisitions completed in the year ended December 31, 2006. The amortization for the year ended January 31, 2008 included amortization of purchased technology resulting from the Sierra Design Automation, Inc. acquisition which occurred in June 2007.

The increase in amortization in the year ended December 31, 2006 was primarily due to four technology acquisitions during the year, a full year of amortization related to three technology acquisitions completed during the year ended December 31, 2005 and the initiation of amortization of two purchased technology assets. The increase was partially offset by certain assets being fully amortized during the fiscal year.

Exclusive of future acquisitions, amortization of purchased technology will decrease in fiscal 2009 primarily due to the complete amortization of purchased technology related to one technology acquisition during the year ended December 31, 2005 and one technology acquisition completed during the year ended December 31, 2003, partially offset by a full year of amortization related to two technology acquisitions during the year ended January 31, 2008.

Service and Support Revenues

Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. The increase in service and support revenues for the year ended January 31, 2008 compared to the year ended December 31, 2006 resulted primarily from growth in the installed base of customers under support contracts, specifically in Scalable Verification and IC Design to Silicon, led by the 0-In, Calibre and Extraction products. Additionally, we had growth in support revenues from New and Emerging Markets, specifically in the Electronic System Level Group, and Integrated System Design, specifically in our PADS products. Due to our acquisition of Sierra Design Automation, Inc., our new Olympus-SoC™ place and route product has contributed to our increased revenues for the year ended January 31, 2008. We also experienced increased consulting revenues. These increases in revenues were partially offset by declining revenues in our older emulation products. The overall increases in service and support revenues were minimally affected by foreign currency fluctuations during the year ended January 31, 2008, as more fully described under “Geographic Revenues Information” below.

Service and support revenues increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to the growth in the installed base of customers under support contracts.

Professional service revenues totaled $34,088 for the year ended January 31, 2008 as compared to $29,592 for 2006 and $28,971 for 2005.

The service and support gross margin percentage declined for the year ended January 31, 2008. This was primarily due to declining revenues and increasing costs in emulation hardware system support. Costs associated with emulation hardware system support have increased as a result of additional support needed for our newly released Veloce emulation hardware systems. Additionally, we had increasing costs in Embedded Systems consulting due to new projects undertaken in the year ended January 31, 2008 that have revenue deferred until completion.

Service and support gross margins remained flat in the year ended December 31, 2006 primarily due to strong growth in support revenue and corresponding increases in support costs of goods sold.

Geographic Revenues Information

Revenue by Geography

Year ended	January 31, 2008	Change	December 31, 2006	Change		December 31, 2005
North America	$397,256	8%	$368,787	19%		$309,098
Europe	218,835	5%	208,690	(4%	)	217,361
Japan	127,011	7%	118,968	19%		100,123
Pacific Rim	136,630	28%	106,394	23%		86,819

Total	$879,732		$802,839			$713,401

Revenue by Geography as a Percent of Total Revenue

Year ended	January 31, 2008	December 31, 2006	December 31, 2005
North America	45%	46%	43%
Europe	25%	26%	31%
Japan	14%	15%	14%
Pacific Rim	16%	13%	12%

Total	100%	100%	100%

Revenues increased in North America for the year ended January 31, 2008 compared to the year ended December 31, 2006 primarily due to increases in software product revenues, emulation product revenues, support revenues and consulting revenues. Revenues increased in North America in the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to increases in software product revenues, emulation product revenues and support revenues.

Revenues outside of North America represented 55% of total revenues for the year ended January 31, 2008 as compared to 54% for 2006 and 57% for 2005. Most large European revenue contracts are denominated and paid to us in the U.S. dollar. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 2% for the year ended January 31, 2008 and negatively impacted European revenues by less than 1% for the year ended December 31, 2006. Exclusive of currency effects, higher European revenues for the year ended January 31, 2008 were primarily due to increases in software product revenues, support revenues and training revenues. Lower European revenues for the year ended December 31, 2006 were primarily due to decreased software product revenues and decreased emulation product revenues.

The effects of exchange rate differences from the Japanese yen to the U.S. dollar were negligible for the year ended January 31, 2008 and negatively impacted Japanese revenues by approximately 6% for the year ended December 31, 2006. Exclusive of currency effects, higher Japanese revenues for the year ended January 31, 2008 compared to the year ended December 31, 2006, were primarily due to increased software product revenues and support revenues. Higher revenues in Japan for the year ended December 31, 2006 compared to the year ended December 31, 2005, were primarily due to improved software product revenues offset by declining emulation revenues, support revenues and consulting revenues.

Revenues increased in the Pacific Rim for the year ended January 31, 2008 compared to December 31, 2006 and 2005 primarily due to higher software product revenues and support revenues. Revenues increased for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to higher software product and support revenues.

We generate approximately half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

Year ended	January 31, 2008	Change		December 31, 2006	Change	December 31, 2005
Research and development	$249,269	10%		$227,161	7%	$212,676
Marketing and selling	309,431	6%		292,863	7%	274,946
General and administration	97,118	5%		92,302	20%	76,834
Other general expense (income), net	(332)	(131%	)	1,064	1,300%	76
Amortization of intangible assets	8,936	92%		4,664	10%	4,233
Special charges	10,148	42%		7,147	5%	6,777
In-process research and development	4,100	68%		2,440	225%	750

Total operating expenses	$678,670	8%		$627,641	9%	$576,292

Research and Development

For the year ended January 31, 2008 as compared to the year ended December 31, 2006, the increase in research and development costs was primarily due to: (i) the year-over-year effect of increases in annual salary costs, (ii) the acquisition of Sierra Design Automation, Inc., (iii) a weakening of the U.S. dollar and (iv) increased salary costs due to increased headcount. The increase was partially offset by decreases in consulting costs and variable compensation.

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in research and development costs was primarily due to: (i) higher variable compensation due to improved financial results, (ii) the year-over-year effect of annual salary increases, (iii) expensing of stock-based compensation as required under SFAS 123(R) beginning January 1, 2006, (iv) increased benefit costs associated with higher employee compensation and (v) increased headcount in IC Design to Silicon, Integrated Systems and Scalable Verification due to acquisitions in the year ended December 31, 2006 and the second half of the year ended December 31, 2005.

Marketing and Selling

For the year ended January 31, 2008 compared to the year ended December 31, 2006, the increase in marketing and selling costs was primarily due to: (i) the year-over-year effect of increases in annual salary costs, (ii) the acquisition of Sierra Design Automation, Inc., (iii) a weakening of the U.S. dollar and (iv) increased salary costs due to increased headcount. This increase was partially offset by decreased professional service costs, decreases in variable compensation and a reduction in selling expenses of $1,300 due to an adjustment to our unspecified reserves for bad debt based on trends in our historical experience offset by the current business environment.

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in marketing and selling costs was primarily due to: (i) higher variable compensation due to improved financial results, (ii) the year-over-year effect of annual salary increases, (iii) expensing of stock-based compensation as required under SFAS 123(R) beginning January 1, 2006, (iv) increased headcount and (v) increased benefit costs associated with higher employee compensation.

General and Administration

For the year ended January 31, 2008 compared to the year ended December 31, 2006, the increase in general and administration costs was primarily due to: (i) the year-over-year effect of increases in annual salary costs, (ii) stock based compensation expense under SFAS 123(R), (iii) increased facility costs, (iv) a weakening U.S. dollar, (v) increased consulting costs and (vi) increased travel costs. This increase was partially offset by decreases in variable compensation.

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in general and administration costs was primarily due to: (i) higher variable compensation, (ii) the year-over-year effect of annual salary increases, (iii) expensing of stock-based compensation as required under SFAS 123(R) beginning January 1, 2006, (iv) increased consulting and professional service costs and (v) increased benefit costs associated with higher employee compensation.

Other General Expense (Income), Net

Other general expense (income), net, represents the gain or loss on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The gain or loss on the sale of long-term receivables consists of two components: (i) the difference between the recorded balance of the receivables and the net proceeds received from the financing institution, referred to as the discount on sold receivables and (ii) interest income representing the unaccreted discount on the receivables, which is recognized once the receivables are sold. The discount on sold receivables was $4,188 during the year end January 31, 2008 as compared to $4,661 during 2006 and $1,576 during 2005. The increase from 2005 to 2006 was due to an increase in the number of receivables sold.

The interest income recognized on sold receivables was $4,520 during the year ended January 31, 2008 as compared to $3,597 during 2006 and $1,500 during 2005. The increase from 2006 to fiscal 2008 was due to the sale of receivables with longer remaining terms, which resulted in higher unaccreted interest income on the receivables at the time of the sale.

Amortization of Intangible Assets

For the year ended January 31, 2008 compared to the year ended December 31, 2006, the increase in amortization of intangible assets was primarily due to amortization of intangible assets acquired through acquisitions in the year ended January 31, 2008, a full year of amortization of intangible assets acquired through acquisitions in the year ended December 31, 2006, offset by the complete amortization of intangible assets acquired in previous years. The amortization for the year ended January 31, 2008 included amortization of intangible assets resulting from the Sierra Design Automation, Inc. acquisition which occurred in June 2007.

For the year ended December 31, 2006 compared to the year ended December 31, 2005, the increase in amortization of intangible assets was primarily due to amortization of intangible assets acquired through acquisitions in the year ended December 31, 2006, a full year of amortization of intangible assets acquired through acquisitions in the year ended December 31, 2005, offset by complete amortization of intangible assets acquired in previous years.

Exclusive of future acquisitions, amortization of intangible assets is expected to increase in fiscal 2009 due to a full year of amortization for intangible assets acquired through acquisitions in the year ended January 31, 2008 offset by complete amortization of certain intangible assets acquired in previous years.

Special Charges

Year ended	January 31, 2008	Change		December 31, 2006	Change		December 31, 2005
Excess leased facility costs	$(508)	(157%	)	$886	(25%	)	$1,184
Employee severance	9,676	120%		4,407	(15%	)	5,156
Terminated acquisitions	–	(100%	)	299	125%		133
Other	980	(37%	)	1,555	412%		304

Total special charges	$10,148	42%		$7,147	5%		$6,777

During the year ended January 31, 2008, we recorded special charges of $10,148. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $508 in the year ended January 31, 2008 was primarily due to the reoccupancy of a previously abandoned leased facility in the second quarter of fiscal 2008.

We rebalanced our workforce by 198 employees during the year ended January 31, 2008. The reduction impacted several employee groups. Employee severance costs of $9,676 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 60% of these costs were paid in fiscal 2008 and we expect to pay the remainder during fiscal 2009. There have been no significant modifications to the amount of these charges.

Other special charges for the year ended January 31, 2008 included costs of $953 related to the abandonment of an information technology project. We also recorded costs of $99 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country. We recorded a benefit of $72 related to a liability, arising from a previous acquisition, which was favorably settled.

During the year ended December 31, 2006, we recorded special charges of $7,147. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Excess leased facility costs of $886 for the year ended December 31, 2006 primarily included $1,225 of non-cancelable lease payments, net of sublease income related to the abandonment of two facilities in Europe. Non-cancelable lease payments for the excess leased facility space will be paid over three and eleven years. We also recorded $52 of net costs related to the restoration of two facilities in Europe. Excess leased facility costs were offset by $391 for the reoccupation of a previously abandoned facility in North America.

We rebalanced our workforce by 90 employees during the year ended December 31, 2006. The reduction impacted several employee groups. Employee severance costs of $4,407 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid in 2006 and the remainder was paid in fiscal 2008. There have been no significant modifications to the amount of these charges.

During the year ended December 31, 2006, we recorded $299 in special charges for terminated acquisitions which were no longer considered to be viable.

Other special charges for 2006 of $1,555 included a loss of $715 for the disposal of property and equipment related to the discontinuation of an intellectual property line, a loss of $593 for the write-off of intangible assets due to the discontinuation of a product line and $247 for other costs.

During the year ended December 31, 2005, we recorded special charges of $6,777. The charges primarily consisted of costs incurred for employee terminations and were due to our reallocation or reduction of personnel resources driven by modifications of business strategy and business emphasis and by the assimilation of acquired businesses.

Excess leased facility costs of $1,184 for the year ended December 31, 2005 included $936 in non-cancelable lease payments net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on these excess leased facilities will be paid over eleven years. We also recorded costs of $642 for non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in North America. Non-cancelable lease payments on excess leased facility space in North America will be paid over four years. In addition, we recorded $156 in costs related to the restoration of a previously abandoned facility in Europe. These costs were partially offset by a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which was sublet at a higher rate than previously expected.

We rebalanced our workforce by 116 employees during the year ended December 31, 2005. This reduction impacted several employee groups. Employee severance costs of $5,156 included severance benefits, notice pay and outplacement services. The total rebalance included costs incurred related to the discontinuation of one of our intellectual property product lines in the fourth quarter of the year ended December 31, 2005. Costs related to the discontinued product line were $1,151 for severance benefits, notice pay, and outplacement services related to the rebalance of 27 employees. The remaining rebalance charge represented the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately half of these costs were paid during the year ended December 31, 2005 and the remainder were paid in the first half of the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

During the year ended December 31, 2005, we recorded $133 in special charges for terminated acquisitions which were no longer considered viable.

Other special charges for the year ended December 31, 2005 of $304 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in a prior year acquisition, terminated acquisition costs, other costs related to the discontinued product line and costs incurred to restructure the organization.

In-process Research and Development

Year ended	January 31, 2008	Change	December 31, 2006	Change	December 31, 2005
In-process research and development	$4,100	68%	$2,440	225%	$750

We incurred charges for in-process research and development related to one acquisition during the year ended January 31, 2008, five acquisitions in 2006 and four acquisitions in 2005.

We use an independent third party valuation firm to assist us in determining the value of in-process research and development acquired in our business acquisitions. The total acquired in-process research and development valued at $4,100 for the year ended January 31, 2008 was assigned entirely to one program, Next Generation Pinnacle, and was expensed on the closing date of the Sierra Design Automation, Inc. acquisition. The value assigned to in-process research and development for the charges incurred in the years ended December 31, 2006 and 2005 related to various research projects for which technological feasibility had not been established.

We based the value of the in-process research and development on the excess earnings method, which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of in-process research and development, the assumed commercialization date for the product was December 2007. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses and a discount rate of 20% to reflect present value. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with the acquired research and development are considered high, and no assurance can be made that these products will generate any benefit or meet market expectations.

Other Income, Net

Year ended	January 31, 2008	Change	December 31, 2006	Change	December 31, 2005
Interest income	$7,001	(17%)	$8,423	80%	$4,680
Gain on sale of investments and building	–	(100%)	895	(49%)	1,757
(Loss) gain on hedge ineffectiveness	(19)	98%	(1,113)	(135%)	3,150
Foreign exchange (loss) gain	(904)	(155%)	(354)	(348%)	143
Other, net	(853)	(2%)	(836)	8%	(913)

Other income, net	$5,225	(26%)	$7,015	(20%)	$8,817

Interest income includes income for the time value of foreign currency contracts of $2,179 for the year ended January 31, 2008 as compared to $2,659 for 2006 and $2,251 for 2005. Interest income also includes interest earned on our cash, cash equivalents and short-term investments of $4,822 for the year ended January 31, 2008 compared to $5,764 for 2006 and $2,429 for 2005.

Other income was favorably impacted by a net gain on the sale of investments of $895 for 2006 and $800 for 2005, and a net gain on sale of a building of $957 for 2005.

During the year ended January 31, 2008, we recognized a loss of $19 resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). During the year ended December 31, 2006, we recognized a loss on hedge ineffectiveness of $1,113, which included: (i) a loss of $67 resulting from ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under SFAS 133 and (ii) a loss of $1,046 for derivative instruments that did not meet the criteria for hedge accounting under the requirements of SFAS 133. During the year ended December 31, 2005, we recognized a gain on hedge ineffectiveness of $3,150 which included: (i) $1,570 because it was probable that a portion of the original forecasted transactions would not occur, (ii) a net loss of $91 reclassified from Accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur and (iii) a net unrealized gain of $1,671 for derivative instruments that did not meet the criteria for hedge accounting under the requirements of SFAS 133.

Due to fluctuations in currency rates, we recognized a foreign exchange loss of $904 for the year ended January 31, 2008 as compared to a foreign exchange loss of $354 for 2006 and a foreign exchange gain of $143 for 2005. The increase in foreign exchange loss for the year ended January 31, 2008 was primarily due to the closure of a foreign subsidiary and the transfer of related liabilities to another foreign subsidiary using a different functional currency.

Interest Expense

Year ended	January 31, 2008	Change		December 31, 2006	Change	December 31, 2005
Interest expense	$20,264	(31%	)	$29,560	35%	$21,920

The decrease in interest expense for the year ended January 31, 2008 was largely due to the net effect of financing transactions that occurred in 2006. These transactions included the issuance of our 6.25% Convertible Subordinated Debentures due (6.25% Debentures) due 2026, the retirement of our 6 7/8% Convertible Subordinated Notes (Notes) due 2026 and the retirement of portions of our Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 as more fully described in “Liquidity and Capital Resources” below.

Interest expense for the year ended January 31, 2008 included: (i) $335 for repurchase premiums on our Floating Rate Debentures, partially offset by repurchase discounts of $313 on our 6.25% Debentures, (ii) $1,042 for the write-off of unamortized debt issuance costs on our 6.25% Debentures and our Floating Rate Debentures due to the repurchases, (iii) $16,533 for the amortization of debt issuance costs and interest expense on our 6.25% Debentures and Floating Rate Debentures and (iv) $1,828 for the time value of foreign currency contracts.

Interest expense for the year ended December 31, 2006 included: (i) $4,716 for the call premiums on our Notes and $869 for the repurchase premiums on our Floating Rate Debentures, partially offset by the repurchase discounts of $1,071 on our Floating Rate Debentures, (ii) $2,711 for the write-off of unamortized debt issuance costs related to repurchases of our Notes and our Floating Rate Debentures, (iii) $19,428 for the amortization of debt issuance costs and interest expense on our 6.25% Debentures, Notes and Floating Rate Debentures and (iv) $2,163 for the time value of foreign currency contracts.

Interest expense for the year ended December 31, 2005 included: (i) $19,016 for the amortization of debt issuance costs and interest expense on our Notes and Floating Rate Debentures, (ii) $397 for the write-off of unamortized bank fees and other costs related to a revolving credit facility that terminated during 2005 and (iii) $1,705 for the time value of foreign currency contracts.

Effects of Foreign Currency Fluctuations

We generated approximately half of our revenues and approximately one-third of our expenses outside of the U.S. during the year ended January 31, 2008. For the years ended January 31, 2008 and December 31, 2006 and 2005, approximately one-fourth of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains. For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. The option contracts are generally entered into at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on our overall results of operations.

We discontinued certain hedges of Japanese yen revenues during 2005 because it was probable that a portion of the original forecasted transactions would not occur. As a result, we recognized a gain on hedge ineffectiveness of $1,570. We also reclassified a net loss of $91 from Accumulated other comprehensive income to hedge ineffectiveness for hedged transactions that failed to occur. Additionally, we determined that certain of our remaining derivative instruments did not meet the criteria for hedge accounting treatment under the requirements of SFAS 133 resulting in the instruments being marked to market through the Consolidated Statement of Operations as a net realized loss of $1,046 for 2006 and a net unrealized gain of $1,671 for 2005.

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of the Consolidated Balance Sheets, increased to $37,782 at January 31, 2008 from $28,817 at December 31, 2006. This increase reflects the increase in the value of net assets denominated in foreign currencies as a result of the weakening of the U.S. dollar since December 31, 2006.

Provision for Income Taxes

Year ended	January 31, 2008	Change	December 31, 2006	Change	December 31, 2005
Provision for income taxes	$27,157	154%	$10,704	43%	$7,487

In the year ended January 31, 2008, our income before income taxes of $55,928 consisted of $1,924 of pre-tax income in the United States and $54,004 of foreign pre-tax income. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions) and changes in tax reserves. Deferred tax assets consist of net operating loss carryforwards in several jurisdictions, including the United States, credit carryovers and timing differences between book and tax income. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

The provision for income taxes for the year ended January 31, 2008 at a 49 percent effective tax rate differs from tax computed at the federal statutory rate primarily due to: (i) withholding taxes in certain foreign jurisdictions, (ii) increases in foreign tax reserves, (iii) nondeductible incentive stock options, employee stock purchase plans and other executive compensation expense and (iv) nondeductible in-process research and development, offset in part by the benefit of lower tax rates on earnings of foreign subsidiaries.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. As of January 31, 2008, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $262,000, after consideration of favorable currency movements. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

As of January 31, 2008, for federal income tax purposes, we had net operating loss carryforwards of approximately $53,537, foreign tax credits of $3,180, research and experimentation credit carryforwards of $29,572, alternative minimum tax credits of $4,773 and child care credits of $763. As of January 31, 2008, for state income tax purposes, we had net operating loss carryforwards totaling $65,332 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $6,857. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If not used to reduce United States taxable income in future periods, portions of the net operating loss carryforwards will expire in the fiscal years ending January 31, 2019 through 2027, the foreign tax credits will expire in fiscal years ending 2011 through 2017, research and experimentation credit carryforwards will expire between fiscal years ending 2016 through 2028 and child care credits will expire between fiscal years ending 2023 and 2028. The alternative minimum tax credits do not expire. As of January 31, 2008, we have net operating losses in multiple foreign jurisdictions of $17,136. In general, the net operating losses for these foreign jurisdictions can be carried forward indefinitely.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when we expect differences to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Since 2004, we have determined it is uncertain whether our U.S. entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances in 2005, 2006 and fiscal 2008 against the portion of those deferred tax assets for which realization is uncertain. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. in 2002, 0-In Design Automation, Inc. in 2004, and Sierra Design Automation, Inc. (Sierra) in fiscal 2008, for which subsequently recognized tax benefits will be applied directly to reduce goodwill. Valuation allowances relating to non-U.S. taxing jurisdictions were based on the historical earnings patterns which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

Net deferred tax assets of $33,538 at January 31, 2008, reflected a net increase of $42 when compared with the $33,496 balance as of December 31, 2006. Gross assets increased by $3,268 as we built credits and recorded the tax effect of stock-based compensation expense under SFAS 123(R), offset by the utilization of net operating losses and reduction in accrued expense. The increase in gross assets was offset by an increase in deferred tax liabilities of $6,222, which was primarily attributed to the acquisition of Sierra, net of a reduction in valuation allowances of $2,996.

Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. If and when such net operating loss carryforwards are utilized, stockholders’ equity will be increased. For presentation purposes, we have also elected to exclude the historic deferred tax assets related to the excess tax benefits from stock option exercises. Deferred tax assets related to net operating losses and tax credit carryforwards have been reduced by $24,777 as of January 31, 2008 and $18,861 as of December 31, 2006. Since the deferred tax assets created by stock-based compensation are fully offset with valuation allowances, there were no changes to our deferred tax provision for any years presented.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions in the ordinary course of business and, as a result, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. In the U.S., the statute of limitation remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004, 2005 and 2006 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position. In Ireland and Japan, our statute of limitations remains open for years on and after 2003 and 2004, respectively.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We reviewed the tax reserves as circumstances warranted and adjusted the reserves as events occurred that affected our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which can not be predicted, may occur that would affect our reserves and effective tax rate. We may continue to build reserves, consistent with past years; however, it is reasonably possible that unrecognized tax positions may decrease by up to $4,000 due to settlements or expiration of the statute of limitations within the next twelve months. Certain reductions in our reserves may require cash payments. Please refer to “Liquidity and Capital Resources” in this Item 7. for additional discussion. To the extent such uncertain tax positions resolve in our favor, it would have positive impacts on our effective tax rate. Accrued income tax-related interest and penalties were $4,562 for the year ended January 31, 2008.

On February 1, 2007, we adopted FIN 48. The adoption of FIN 48 did not have a cumulative effect on our retained earnings. As of January 31, 2008 and February 1, 2007, respectively, the liability for income taxes associated with uncertain tax position was $51,474 and $44,115; and tax benefits which could offset this liability were $2,472 and $1,140. Such offsetting tax benefits consider the correlative effects of deductible interest and state income tax, and other deductible tax adjustments. We expect uncertain tax positions of $34,472, if recognized, would favorably affect our effective tax rate, whereas the recognition of other uncertain tax position could result in reductions to goodwill or an increase in deferred tax assets being subject to valuation allowances. As part of the adoption of FIN 48, we reclassified $42,730 from income taxes payable to other long-term liabilities. As of January 31, 2008 $3,134 and $48,340 of reserve for taxes was reflected as income tax payable and other long-term liabilities, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”. This standard also requires all business combinations to be accounted for by applying the acquisition method and for an acquirer to be identified for each business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect of SFAS 141(R), and the impact it will have on our consolidated financial position and results of operations and cash flows.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We are currently evaluating the effect of EITF 07-3 and the impact it will have on our consolidated financial position, results of operations and cash flows.

In April 2007, the FASB issued Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of FIN 39-1 and the impact it will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of SFAS 159 and the impact it will have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect of SFAS 157 and the impact it will have on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of	January 31, 2008	December 31, 2006
Current assets	$506,481	$435,211
Cash, cash equivalents and short-term investments	$126,215	$129,857

Year ended	January 31, 2008	December 31, 2006
Cash provided by operating activities	$79,615	$78,875
Cash used in investing activities, excluding short-term investments	$(77,662)	$(57,991)
Cash used in financing activities	$(17,339)	$(6,613)

Cash, Cash Equivalents and Short-Term Investments

For the year ended January 31, 2008 compared to the year ended December 31, 2006, the increase in cash provided by operating activities was primarily due to: (i) an increase in income before income taxes, (ii) a decrease in Term receivables, long-term and (iii) an increase in Deferred revenue. The increase in cash flows from operating activities was partially offset by: (i) a larger increase in Trade accounts receivable, net and (ii) a decrease in Accounts payable and Accrued liabilities.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the year ended January 31, 2008, we sold trade receivables of $29,921 and term receivables of $34,084 for net proceeds of $59,817. For the year ended December 31, 2006, we sold trade receivables of $29,144 and term receivables of $31,368 for net proceeds of $55,851. We continue to evaluate the economics of the sale of accounts receivable and do not have a set target for the sale of accounts receivables for fiscal 2009.

Excluding short-term investments, cash used in investing activities in the year ended January 31, 2008 consisted of cash paid for the acquisition of businesses and equity interests of $39,739 and capital expenditures of $37,923. Cash used in investing activities in the year ended December 31, 2006 included cash paid for the acquisition of businesses and equity interests of $29,154 and capital expenditures of $29,289. See further discussion under “Capital Resources” in this Item 7.

Cash used in financing activities for the year ended January 31, 2008 included cash provided by common stock issuances of $26,522 for stock option exercises and stock purchased under our employee stock purchase plan, offset by cash used in the repurchase of $48,436 of our 6.25% Debentures and our Floating Rate Debentures, as more fully described under “Capital Resources” in this Item 7.

Cash used in financing activities for the year ended December 31, 2006 included: (i) cash provided by the issuance of $200,000 of our 6.25% Debentures in a private offering for net proceeds of $194,250, (ii) cash provided by common stock issuances of $34,898 for stock option exercises and stock purchased under our employee stock purchase plans and (iii) cash used in the repurchase and retirement of $171,500 of our Notes and $60,150 of our Floating Rate Debentures, as more fully described under “Capital Resources” in this Item 7.

Trade Accounts and Term Receivables

As of	January 31, 2008	December 31, 2006
Trade accounts receivable, net	$332,641	$263,126
Term receivables, long-term	$134,059	$162,157
Average days sales outstanding in short-term receivables	105 days	95 days
Average days sales outstanding in trade accounts receivable	55 days	42 days

Trade Accounts Receivable, Net

Excluding the current portion of term receivables of $157,077, average days sales outstanding were 55 days at January 31, 2008. Excluding the current portion of term receivables of $146,123, average days sales outstanding were 42 days at December 31, 2006. Average days sales outstanding in total accounts receivable increased to 105 days at January 31, 2008 from 95 days at December 31, 2006. The increase in total accounts receivable days sales outstanding was primarily due to: (i) the change in fiscal year end and (ii) certain large collections that were delayed at January 31, 2008. The change in fiscal year end reduced the amount of term receivables, short term, which could be netted against deferred revenue. Once we begin recognizing revenue on a term deal, deferred revenue cannot be netted against term receivables, short term. We begin recognizing revenue in January on calendar year deals which results in a greater amount of term receivables, short term, being presented as of January 31, 2008 compared to December 31, 2006. For receivables that have not commenced revenue recognition, we offset the receivable against the corresponding deferred revenue until the first month we recognized revenues. Additionally, we have experienced more accelerated billing terms on some new agreements in certain quarters driving more receivables into short term as some customers are favoring shorter terms for billing cycles. In quarters where term contract revenue is recorded, only the first twelve months of the receivable is reflected in current trade accounts receivable. In the following quarters, we reflect the amount due in the next twelve months in current trade accounts receivable without the corresponding revenue. As a result, if our mix of contracts were to shift to a higher percentage of term contracts, we would expect average days sales outstanding to increase.

Term Receivables, Long-Term

Term receivables, long-term decreased to $134,059 at January 31, 2008 from $162,157 at December 31, 2006. The balances were attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products or services. The decrease from 2006 resulted from the change in our fiscal year end. Customer contracts continue to be based on calendar quarters and the shift in our fiscal year end has caused a portion of our term receivables, which would have otherwise stayed long-term, to be classified as short-term receivables. The decrease was also due to accelerated billing terms on some new agreements driving more receivables into short-term as some customers are favoring shorter terms for billing cycles. Finally, there were several customer receivable balances due within three to five years which were paid in full during the year ended January 31, 2008, leading to an immediate reduction of long-term receivables.

Property, Plant and Equipment, net

As of	January 31, 2008	December 31, 2006
Property, plant and equipment, net	$100,421	$86,100

The increase in Property, plant and equipment, net was due to normal capital purchases, offset by depreciation and disposals. The increase in Property, plant and equipment for the year ended January 31, 2008 did not include any individually significant projects and was primarily due to infrastructure improvements within facilities and information technology.

Accrued Payroll and Related Liabilities

As of	January 31, 2008	December 31, 2006
Accrued payroll and related liabilities	$78,948	$105,009

The decrease in Accrued payroll and related liabilities reflected lower bonus and commission accruals for the year ended January 31, 2008 as compared to the year ended December 31, 2006. Additionally, the balance as of January 31, 2008 includes only one month of employee stock purchase plan withholdings compared to six months of withholdings as of December 31, 2006. Purchases for the employee stock purchase plan occur in January and July of each year. The decrease in withholding is strictly related to our change in fiscal year end and the timing of purchases.

Deferred Revenue

As of	January 31, 2008	December 31, 2006
Deferred revenue	$173,798	$116,237

Deferred revenue consists primarily of prepaid annual software support services. The increase in deferred revenue was primarily due: (i) an increase in term support contracts for fiscal 2008 as well as annual billings on existing arrangements and (ii) the change in fiscal year end. The change in fiscal year end reduced the amount of deferred revenue which could be netted against term receivables, short term. Once we begin recognizing revenue on a term license arrangement, deferred revenue cannot be netted against term receivables, short term. We begin recognizing revenue in January on calendar year deals which results in a greater amount of deferred revenue being presented as of January 31, 2008 compared to December 31, 2006. This was partially offset by normal amortization of prepayments on existing contracts. The increase from December 31, 2006 was also attributed in part to the change in fiscal year end. Renewal of customer contracts which would have occurred in the first month of the calendar year quarter moved into the last month of our fiscal quarter.

Income Taxes

As of January 31, 2008, we have a liability of $51,474 for income taxes associated with uncertain income tax positions. Of these liabilities, $48,340 are classified as long-term liabilities on our Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Capital Resources

Expenditures for property, plant and equipment increased to $37,923 for the year ended January 31, 2008 compared to $29,289 for the year ended December 31, 2006. The increase in expenditures for property, plant and equipment was a result of expected infrastructure improvements within facilities and information technology. We expect capital expenditures for property, plant and equipment for fiscal 2009 to be approximately $30 million.

In fiscal 2008, we acquired Sierra Design Automation, Inc. (Sierra) and the technology of Dynamic Soft Analysis, Inc., which resulted in net cash payments of $35,271 for Sierra and $638 for Dynamic Soft Analysis, Inc. The cash payment for Sierra was net of $9,716 of cash held by Sierra and acquired by us in the transaction. Additionally, in fiscal 2008, we paid $2,760 in contingent earn-out payments based on our revenues derived from products and technologies acquired in transactions and $1,000 for the acquisition of stock in Calypto Design Systems, Inc. In the year ended December 31, 2006, we acquired EverCAD, Router Solutions, Inc., Summit Design, Next Device Limited, and SpiraTech Limited, which resulted in net cash payments of $26,540. The cash paid for EverCAD was net of $1,371 cash held by EverCAD and net of $16 of cash held by Router Solutions, Inc. and acquired by us in the transactions. In 2006, we also paid $528 related to holdbacks and transaction costs on prior year acquisitions, $1,193 in contingent earn-out payments based on our revenues derived from products and technologies acquired in transactions and $893 for the acquisition of stock in M2000, Inc.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to Securities and Exchange Commission (SEC) Rule 144A under the Securities Act of 1933. Also in March 2006, we used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the Notes and a portion of the Floating Rate Debentures. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares at January 31, 2008. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (iii) a call for the redemption of the 6.25% Debentures, (iv) specified distributions to holders of our common stock, (v) if a fundamental change, such as a change of control, occurs, or (vi) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000, or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert our 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. Some or all of the 6.25% Debentures may be redeemed by us for cash on or after

March 6, 2011. Some or all of the 6.25% Debentures may be redeemed at the option of the holder for cash on March 1, 2013, 2016 or 2021.

In March 2006, we used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the Notes. In connection with this retirement, we incurred before tax expenses for the early extinguishment of debt of $6,082. Expenses included $1,366 for the write-off of unamortized debt issuance costs and $4,716 for the call premium on the Notes.

During the year ended January 31, 2008, we purchased on the open market and retired 6.25% Debentures with a principal balance of $35,000, for a total purchase price of $34,687. As a result, a principal amount of $165,000 remains outstanding as of January 31, 2008. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $506, which consisted of the write-off of $819 of the unamortized debt issuance costs, partially offset by a $313 discount on the repurchased 6.25% Debentures.

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.91% for the year ended January 31, 2008 and 6.64% for 2006. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares at January 31, 2008. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible, or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We currently may redeem some or all of the Floating Rate Debentures for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018.

During the year ended January 31, 2008, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $13,748, for a total purchase price of $14,083. As a result, a principal amount of $36,102 remains outstanding as of January 31, 2008. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $558, which consisted of $223 for the write-off of unamortized debt issuance costs and $335 for the premium on the repurchased Floating Rate Debentures.

During the year ended December 31, 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $60,150 for a total purchase price of $59,948. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $1,143, that consisted of a net discount of $202 on the repurchase of Floating Rate Debentures as well as the write-off of $1,345 of unamortized debt issuance costs.

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

In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. This facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We borrowed and repaid $20,000 during the year ended January 31, 2008 against this credit facility. We had no borrowings during the year ended December 31, 2006 against this credit facility. There were no balances outstanding as of January 31, 2008 and December 31, 2006.

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

LONG-TERM INVESTMENTS

In January 2008, we purchased $1,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto), which represented a 24.3% interest in the voting stock of Calypto. We assessed our interest in this variable interest entity and concluded that we should not consolidate this entity based on the guidance included in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). Accordingly, we have accounted for this variable interest entity pursuant to the equity method of accounting for investments in common stock.

We had a 5% ownership of $2,988 in M2000, Inc. as of January 31, 2008. Our interest as of December 31, 2006 was 8%. During fiscal 2008, we did not participate in a subsequent round of funding, which resulted in a reduction of our ownership interest. We assessed our interest in this variable interest entity and concluded that we should not consolidate the entity based on FIN 46(R). Accordingly, we have accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make the following payments as of January 31, 2008:

Payments due by period	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$201,102	$–	$–	$–	$201,102
Interest on debt (1)	225,060	12,665	25,330	25,330	161,735
Acquisition-related obligations	8,637	8,637	–	–	–
Other long-term liabilities (2)	4,547	158	711	1,712	1,966
Other borrowings (3)	85,252	46,491	38,761	–	–
Purchase obligations	9,826	9,826	–	–	–
Operating leases	101,884	31,803	45,610	14,225	10,246

Total contractual obligations	$636,308	$109,580	$110,412	$41,267	$375,049

(1)	Interest on our floating rate debt was calculated for all years using the rates effective as of January 31, 2008.
(2)	We did not include $51,474 of unrecognized tax benefits due to the uncertainty with respect to the timing of future cash flows as of January 31, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.
(3)	Other borrowings include amounts due to financial institutions for sales of receivables.

OUTLOOK FOR FISCAL 2009

Revenues for the year ending January 31, 2009 are expected to be approximately $915 million with net income per share of approximately $0.65 to $0.70 per share.

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

The table below presents the carrying value and related weighted-average fixed interest rates for our investment portfolio. The carrying value approximates fair value at January 31, 2008. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
(In thousands, except interest rates)
Cash equivalents – fixed rate	$84,117	3.78%
Short-term investments – fixed rate	8,289	3.42%

Total fixed rate interest bearing instruments	$92,406	3.75%

We had convertible subordinated debentures of $165,000 outstanding with a fixed interest rate of 6.25% at January 31, 2008. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $36,102 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% at January 31, 2008. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $361.

At January 31, 2008, we had a syndicated, senior, unsecured revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period selected by us, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $304 for both the years ended January 31, 2008 and December 31, 2006. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth. We borrowed and repaid $20,000 during the year ended January 31, 2008, and we had no borrowing during the year ended December 31, 2006 against this credit facility. As of January 31, 2008 and December 31, 2006, there was no balance outstanding against this credit facility.

We had short-term borrowings of $3,729 outstanding at January 31, 2008 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $37.

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

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of January 31, 2008, we had the following options outstanding:

•	Japanese yen with contract values totaling $125,192 at a weighted average contract rate of 120.64 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $70,614 at a weighted average contract rate of 1.43 to hedge forecasted expense exposures; and
•	British pound with contract values totaling $29,394 at a weighted average contract rate of 2.10 to hedge forecasted expense exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The following table provides information as of January 31, 2008 about our foreign currency forward contracts. The information provided is in United States (U.S.) dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature through the first half of the year ending January 31, 2009.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$70,359	0.69
Japanese Yen	35,974	109.63
British Pound	19,717	0.50
Indian Rupee	11,492	39.32
Taiwan Dollar	7,755	32.09
Swedish Krona	5,967	6.42
Canadian Dollar	2,943	0.98
Swiss Franc	2,532	1.10
Danish Krone	1,952	5.08
Korean Won	1,131	938.60
Other	2,584	–

Total	$162,406

The following table provides information as of December 31, 2006 about our foreign currency forward contracts. The information provided is in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts matured in the first half of the year ended January 31, 2008.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$58,864	0.77
Japanese Yen	38,419	116.45
British Pound	25,744	0.52
Indian Rupee	6,740	44.90
Canadian Dollar	5,277	1.16
Korean Won	4,108	926.34
Polish Zloty	3,596	2.91
Israeli Shekel	3,267	4.21
Swedish Krona	3,086	6.91
Other	6,974	–

Total	$156,075

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MENTOR GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
In thousands, except per share data
Revenues:
System and software	$555,297	$498,088	$418,416	$9,275
Service and support	324,435	304,751	294,985	23,006

Total revenues	879,732	802,839	713,401	32,281

Cost of revenues:
System and software	24,913	18,070	18,034	1,368
Service and support	95,714	83,405	81,039	8,261
Amortization of purchased technology	9,468	13,270	11,639	1,143

Total cost of revenues	130,095	114,745	110,712	10,772

Gross margin	749,637	688,094	602,689	21,509

Operating expenses:
Research and development	249,269	227,161	212,676	20,590
Marketing and selling	309,431	292,863	274,946	23,324
General and administration	97,118	92,302	76,834	8,025
Other general expense (income), net	(332)	1,064	76	19
Amortization of intangible assets	8,936	4,664	4,233	460
Special charges	10,148	7,147	6,777	119
In-process research and development	4,100	2,440	750	–

Total operating expenses	678,670	627,641	576,292	52,537

Operating income (loss)	70,967	60,453	26,397	(31,028)
Other income, net	5,225	7,015	8,817	1,348
Interest expense	(20,264)	(29,560)	(21,920)	(1,707)

Income (loss) before income taxes	55,928	37,908	13,294	(31,387)
Income tax expense (benefit)	27,157	10,704	7,487	(1,038)

Net income (loss)	$28,771	$27,204	$5,807	$(30,349)

Net income (loss) per share:
Basic	$0.33	$0.33	$0.07	$(0.36)

Diluted	$0.32	$0.33	$0.07	$(0.36)

Weighted average number of shares outstanding:
Basic	88,086	81,303	78,633	84,590

Diluted	89,981	82,825	80,133	84,590

See accompanying notes to consolidated financial statements.

MENTOR GRAPHICS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of	January 31, 2008	December 31, 2006
In thousands
Assets
Current assets:
Cash and cash equivalents	$117,926	$83,031
Short-term investments	8,289	46,826
Trade accounts receivable, net of allowance for doubtful accounts of $4,577 at January 31, 2008 and $4,755 at December 31, 2006	332,641	263,126
Other receivables	7,936	10,428
Inventory	8,682	2,882
Prepaid expenses and other	21,433	16,369
Deferred income taxes	9,574	12,549

Total current assets	506,481	435,211

Property, plant and equipment, net	100,421	86,100
Term receivables, long-term	134,059	162,157
Goodwill	417,485	368,652
Intangible assets, net	34,396	27,882
Deferred income taxes	23,964	20,947
Other assets	21,307	25,290

Total assets	$1,238,113	$1,126,239

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$14,178	$7,181
Accounts payable	23,634	20,122
Income taxes payable	6,675	45,521
Accrued payroll and related liabilities	78,948	105,009
Accrued liabilities	40,697	34,938
Deferred revenue	154,821	110,639

Total current liabilities	318,953	323,410

Notes payable	201,102	249,852
Deferred revenue, long-term	18,977	5,598
Income tax liability	48,340	–
Other long-term liabilities	11,574	14,312

Total liabilities	598,946	593,172

Commitments and contingencies (Note 20)

Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 90,742 shares issued and outstanding at January 31, 2008 and 83,542 shares issued and outstanding as of December 31, 2006	531,153	430,847
Retained earnings	71,150	72,728
Accumulated other comprehensive income	36,864	29,492

Total stockholders’ equity	639,167	533,067

Total liabilities and stockholders’ equity	$1,238,113	$1,126,239

See accompanying notes to consolidated financial statements.

MENTOR GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
In thousands
Operating Cash Flows:
Net income (loss)	$28,771	$27,204	$5,807	$(30,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	27,757	25,300	24,422	2,436
Amortization	20,816	19,608	19,647	1,793
Write-off of debt issuance costs	1,042	2,711	397	–
Gain on debt extinguishment	(313)	(1,071)	–	–
Stock-based compensation	18,476	13,597	–	1,053
Deferred income taxes	9,961	(1,803)	(9,771)	(6,664)
Changes in other long-term liabilities	(2,683)	(3,181)	(1,600)	(182)
Excess tax benefit from share options exercised	–	–	30	–
Write-down of assets	–	593	–	–
In-process research and development	4,100	2,440	750	–
Unrealized gain on derivatives	–	–	(1,671)	–
Gain on sale of investments	–	(895)	(800)	–
Loss (gain) on disposal of property, plant and equipment, net	104	790	(794)	(10)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(72,865)	(19,275)	(1,319)	10,048
Prepaid expenses and other	(5,147)	(5,450)	1,709	(803)
Term receivables, long-term	6,031	(26,554)	1,568	24,906
Accounts payable and accrued liabilities	(5,732)	33,262	(12,995)	(17,558)
Income taxes payable	9,103	6,637	12,319	704
Deferred revenue	40,194	4,962	6,960	13,258

Net cash provided by (used in) operating activities	79,615	78,875	44,659	(1,368)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	79,491	131,059	73,826	18,810
Purchases of short-term investments	(44,030)	(138,128)	(87,212)	(15,734)
Purchases of property, plant and equipment, net	(37,923)	(29,289)	(26,246)	(3,677)
Proceeds from sale of property, plant and equipment	–	–	9,731	–
Purchases of intangible assets	–	(443)	(300)	–
Proceeds from sale of investments	–	895	800	–
Acquisitions of businesses and equity interests, net of cash acquired	(39,739)	(29,154)	(26,281)	218

Net cash used in investing activities	(42,201)	(65,060)	(55,682)	(383)

Financing Cash Flows:
Proceeds from issuance of common stock	26,522	34,898	18,477	12,134
Tax benefit from share options exercised	85	390	–	196
Net increase (decrease) in short-term borrowings	4,490	(4,267)	2,909	1,908
Debt issuance costs	–	(6,370)	(853)	–
Proceeds from notes payable and revolving credit facility	20,000	200,000	–	–
Repayments of notes payable and revolving credit facility	(68,436)	(231,264)	(1,615)	–

Net cash (used in) provided by financing activities	(17,339)	(6,613)	18,918	14,238

Effect of exchange rate changes on cash and cash equivalents	2,619	1,176	(1,158)	(286)

Net change in cash and cash equivalents	22,694	8,378	6,737	12,201
Cash and cash equivalents at the beginning of the year	95,232	74,653	67,916	83,031

Cash and cash equivalents at the end of the year	$117,926	$83,031	$74,653	$95,232

See accompanying notes to consolidated financial statements.

MENTOR GRAPHICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
In thousands
Balance at December 31, 2004	76,430	$363,455	$(508)	$39,717	$31,051		$433,715

Net income				5,807		$5,807	5,807
Foreign currency translation adjustment					(9,438)	(9,438)	(9,438)
Minimum pension liability, after tax of $127					185	185	185
Realized loss on derivatives					(1,144)	(1,144)	(1,144)

Comprehensive loss						$(4,590)

Amortization of deferred stock compensation			508				508
Stock issued under stock option and stock purchase plans	2,818	18,477					18,477
Tax benefit from share options exercised		30					30

Balance at December 31, 2005	79,248	381,962	–	45,524	20,654		448,140

Net income				27,204		$27,204	27,204
Foreign currency translation adjustment					7,493	7,493	7,493
Adjustment for initial application of SFAS 158, after tax benefit of $335					(488)	(488)	(488)
Unrealized gain on derivatives, tax impact of $458					1,833	1,833	1,833

Comprehensive income						$36,042

Stock issued under stock option and stock purchase plans	4,294	34,898					34,898
Stock compensation expense under SFAS 123(R)		13,597					13,597
Tax benefit from share options exercised		390					390

Balance at December 31, 2006	83,542	430,847	–	72,728	29,492		533,067

Net loss				(30,349)		$(30,349)	(30,349)
Foreign currency translation adjustment					(1,831)	(1,831)	(1,831)
Pension liability, after tax of $133					16	16	16
Realized loss on derivatives, tax impact of $30					(237)	(237)	(237)

Comprehensive loss						$(32,401)

Stock issued under stock option and stock purchase plans	1,277	12,134					12,134
Stock compensation expense under SFAS 123(R)		1,053					1,053
Tax benefit from share options exercised		196					196

Balance at January 31, 2007	84,819	444,230	–	42,379	27,440		514,049

Net income				28,771		$28,771	28,771
Foreign currency translation adjustment					10,796	10,796	10,796
Pension liability, after tax of $39					198	198	198
Realized loss on derivatives, tax impact of $196					(1,570)	(1,570)	(1,570)

Comprehensive income						$38,195

Stock issued under stock option and stock purchase plans	2,826	26,522					26,522
Stock issued for acquisition	3,097	42,844					42,844
Stock compensation expense under SFAS 123(R)		17,472					17,472
Tax benefit from share options exercised		85					85

Balance at January 31, 2008	90,742	$531,153	$–	$71,150	$36,864		$639,167

See accompanying notes to consolidated financial statements.

MENTOR GRAPHICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All numerical references in thousands, except percentages, per share data and number of employees

1. NATURE OF OPERATIONS

We are a supplier of electronic design automation (EDA) systems—advanced computer software, emulation systems and intellectual property designs and databases used to automate the design, analysis and testing of electronic hardware and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. We license our products through our direct sales force and a channel of distributors and sales representatives. We were incorporated in Oregon in 1981 and our common stock is traded on The NASDAQ Stock Market under the symbol “MENT.” In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development and professional service offices worldwide.

2. CHANGE IN FISCAL YEAR

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the year ended January 31, 2008. This report includes the financial information for the transition period from January 1 to January 31, 2007. We believe that the twelve months ended December 31, 2006 and 2005 provide a meaningful comparison to the twelve months ended January 31, 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 and 2006 were presented in lieu of results for the twelve months ended December 31, 2006 and 2005. References in these footnotes to fiscal 2008 represent the twelve months ended January 31, 2008. References to 2006 and 2005 represent the twelve months ended December 31, 2006 and 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of us and our wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities and equipment, as described in Note 20.

FOREIGN CURRENCY TRANSLATION

Local currencies are the functional currencies for our foreign subsidiaries except for Ireland, Singapore and Egypt where the United States (U.S.) dollar is used as the functional currency. We translate assets and liabilities of foreign operations, excluding Ireland, Singapore and Egypt, to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. We include foreign currency translation adjustments as a separate component of Stockholders’ equity. We maintain the accounting records for our subsidiaries in Ireland, Singapore and Egypt in the U.S. dollar and accordingly no translation is necessary. We include foreign currency transaction gains and losses as a component of Other income, net.

USE OF ESTIMATES

U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents include certificates of deposit, commercial paper and other highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $84,117 as of January 31, 2008 and $55,533 as of December 31, 2006.

INVESTMENTS

We account for investments in debt and equity securities in accordance with Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18) and Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments include certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date. As of January 31, 2008 and December 31, 2006, our short-term investments consisted entirely of corporate debt securities classified as held to maturity. The fair value of short-term investments was $8,316 as of January 31, 2008 and $47,175 as of December 31, 2006, as compared to carrying values at amortized cost of $8,289 as of January 31, 2008 and $46,826 as of December 31, 2006. As of January 31, 2008, we were not aware of any other-than temporary impairment of our short-term investments.

Long-term investments, included in Other assets on the accompanying Consolidated Balance Sheets, include investments with maturities in excess of one year from the balance sheet date, investments with indefinite lives and equity securities. We determine the appropriate classification of our investments at the time of purchase. For investments in equity securities, we use the equity method of accounting when our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, we record gains and losses in Other income, net equal to our share of the earnings and losses of the investee. For debt securities and other equity securities with readily determinable fair values (marketable securities), we classify our investment as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We state held-to-maturity securities at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. We carry available-for-sale securities at fair value based on quoted market prices. We report unrealized gains and losses of available-for-sale securities net of tax in Stockholders’ equity as a component of Accumulated other comprehensive income. For investments in equity securities without a readily determinable fair value, and as to which we do not exercise significant influence over the investee, we record our investment under the cost method of accounting. Under the cost method of accounting, we carry the investment at historical cost and we periodically evaluate the fair value of the investment to determine if an other-than-temporary decline in value has occurred. As of January 31, 2008, we were not aware of any other-than temporary impairment of our investments.

TERM RECEIVABLES AND TRADE ACCOUNTS RECEIVABLE

We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in Trade accounts receivable and balances that are due more than one year from the balance sheet date in Term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction in accordance with APB No. 21, “Interest on Receivables and Payables” (APB 21). We amortize the interest component of the transaction, using the effective interest method, to System and software revenues over the period in which payments are made and balances are outstanding. We reset the discount rate periodically considering prevailing interest rates. See Note 4. “Reclassifications of Interest Income and Gain (Loss) on Receivables Sold” for further detail.

Trade accounts receivable include billed amounts of $175,564 as of January 31, 2008 and $117,003 as of December 31, 2006 and unbilled amounts of $157,077 as of January 31, 2008 and $146,123 as of December 31, 2006. Unbilled amounts included in trade accounts receivable are for the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur 30 days prior to the contract due date, in accordance with individual contract installment terms. Term receivables, long-term of $134,059 as of January 31, 2008 and $162,157 as of December 31, 2006 represent unbilled amounts which are scheduled to be paid beyond one year.

VALUATION OF TRADE ACCOUNTS RECEIVABLE

We maintain allowances for doubtful accounts on Trade accounts receivable and Term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, IC research and development spending and the current growth in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination was made.

During the fourth quarter of fiscal 2008, we adjusted our unspecified reserves for bad debt based on trends in our historical experience and the current business environment. This resulted in a reduction in selling expenses of $1,300 for the year ended January 31, 2008. The effect of this adjustment on Net income per share is an increase of $0.01.

CONCENTRATIONS OF CREDIT RISK

We place our cash, cash equivalents and short-term investments with major banks and financial institutions. Our investment policy limits our credit exposure to any one financial institution. Our concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different businesses and geographic areas. We do not believe we are exposed to any significant credit risk or market risk on our financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of Cash equivalents, Short-term investments, Trade accounts receivable, Term receivables, Short-term borrowings, Accounts payable and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign exchange forward and option contracts based on quoted market prices. The fair value of Notes payable was $196,239 as of January 31, 2008 and $312,906 as of December 31, 2006 as compared to carrying values of $201,102 as of January 31, 2008 and $249,852 as of December 31, 2006. We based the fair value of long-term notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities.

PROPERTY, PLANT AND EQUIPMENT, NET

We state property, plant and equipment at cost. We capitalize expenditures for additions to property, plant and equipment. We expense maintenance and repairs which do not improve or extend the life of the respective asset as incurred. We compute depreciation on a straight-line basis over lives of forty years for buildings and twenty years for land improvements. We compute depreciation of computer equipment and furniture principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. We amortize leasehold improvements on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements, generally three to ten years.

GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and other intangible assets acquired in our business combinations. Other intangible assets primarily include purchased technology, trademarks and customer relationships acquired in our business combinations. We assign all acquired goodwill to an enterprise-level reporting unit. We amortize other intangible assets over their estimated lives. We write off in-process research and development immediately.

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We determine recoverability of an asset by comparing its carrying amount to the forecasted undiscounted net cash flows of the operation to which the asset relates. If we determine that the operation is unable to recover the carrying amount of its assets, we write down the long-lived assets to their estimated fair value. We determine fair value based on discounted cash flows or appraised values, depending upon the nature of the assets. In the event that, in the future, we determine that our intangible assets have been impaired, we would make an adjustment that would result in a charge for the write-down, in the period that determination was made. We reviewed the useful lives of our identifiable intangible assets as of January 31, 2008 and determined that the estimated lives as of that date are appropriate.

As required by SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually. We changed the impairment test date from December 31 to January 31 in line with the change in our fiscal year. We completed the annual goodwill impairment test as of January 31, 2008, December 31, 2006 and December 31, 2005. There was no impairment at any date.

We amortize purchased technology over three to five years to System and software cost of revenues and other intangible asset costs over the same period to Operating expenses. Total purchased technology and other intangible asset amortization expenses were $18,404 for the year ended January 31, 2008, $17,934 for 2006, $15,872 for 2005 and $1,603 for the month ended January 31, 2007.

As of January 31, 2008, the carrying value of Goodwill was $417,485, net of accumulated amortization of $12,347, purchased technology was $14,021, net of accumulated amortization of $69,609, and other intangible assets was $20,375, net of accumulated amortization of $23,494.

As of December 31, 2006, the carrying value of Goodwill was $368,652, net of accumulated amortization of $12,347, purchased technology was $15,235, net of accumulated amortization of $58,999, and other intangible assets was $12,647, net of accumulated amortization of $14,098.

We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be $16,980 for fiscal 2009, $13,569 for fiscal 2010, $3,820 for fiscal 2011, $27 for fiscal 2012 and $0 for fiscal 2013.

INCOME TAXES

We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred income taxes for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. Under SFAS 123(R), deferred tax assets are not recorded to the extent they relate to excess tax deductions for stock-based compensation. Further, due to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Tax – an Interpretation of Financial Accounting Standards Board Statement No. 109” (FIN 48), deferred tax assets are not recorded to the extent they are attributed to uncertain tax positions. For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, we have established a valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase either income or decrease goodwill in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to increase the valuation allowance on such net deferred tax asset generally to expense in the period such determination was made.

During the year ended January 31, 2008, we adopted FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of foreign currency forward and option contracts. We enter into contracts with counterparties who are major financial institutions and believe the risk related to default is remote. We execute foreign currency transactions in exchange-traded or over-the-counter markets for which quoted prices exist. Contracts generally have maturities that do not exceed one year. We do not hold or issue derivative financial instruments for trading purposes.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships, if designated, are established pursuant to our risk management policy and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. We discontinue hedge accounting prospectively when we determine that a derivative is not highly effective as a hedge and recognize future changes in the fair value of the derivative in earnings each period. We recognize changes in the fair value of derivatives not designated in a hedging relationship or derivatives that do not qualify for hedge accounting in earnings each period. For derivatives designated as a hedge of a forecasted transaction (cash flow hedge), we report the effective portion of the change in the fair value of the derivative in Accumulated other comprehensive income and reclassify it into earnings in the period in which the forecasted transaction occurs. We recognize amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative currently in earnings. We regularly evaluate forecasted transactions designated as the hedged item in a cash flow hedge to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, we recognize any gain or loss deferred in Accumulated other comprehensive income in earnings currently.

REVENUE RECOGNITION

We report revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products and emulation hardware systems and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – This license type is primarily used for software sales and provides the customer with a right to use a fixed list of software products for a specified time period, typically three years with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of delivered products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation product sales where the software is incidental to the hardware is generally recognized upon delivery.

2. Perpetual licenses – We use this license type for software and emulation hardware system sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery assuming all other criteria for revenue recognition have been met.

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $16,732 for fiscal 2008, $11,256 for 2006, $8,152 for 2005 and $1,399 for the one month ended January 31, 2007.

Service and support revenues – Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services and other services. We recognize revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

We apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all software and hardware product revenue transactions where the software is not incidental. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

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

3. Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with installment terms without providing concessions on payments, products or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.

4. Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review process. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.

Multiple element arrangements – For multiple element arrangements, vendor-specific objective evidence of fair value (VSOE) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, we defer revenue until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, we defer revenue until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, we recognize revenue using the residual method. Under the residual method, we defer revenue related to the undelivered elements based upon VSOE and we recognize the remaining portion of the arrangement fee as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, we would defer revenue until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

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

In accordance with EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” our policy is to present the Consolidated Statement of Operations net of taxes collected from customers and remitted to governmental authorities.

SOFTWARE DEVELOPMENT COSTS

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We capitalize software development costs beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of our products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to Research and development expense in the accompanying Consolidated Statements of Operations. We capitalized acquired technology costs of $443 for the year ended December 31, 2006 and $200 for 2005. We did not capitalize any acquired technology costs during fiscal 2008.

LEASES

We account for operating leases in accordance with SFAS No. 13, “Accounting for Leases.” For lease agreements with escalation clauses, we record the total rent to be paid under the lease on a straight-line basis over the term of the lease, with the difference between the expense recognized and the cash paid recorded as a deferred rent liability included in Other long-term liabilities in the Consolidated Balance Sheets.

ADVERTISING COSTS

We expense all advertising costs as incurred. Advertising expense was $5,789 for the year ended January 31, 2008, $6,600 for 2006, $6,800 for 2005 and $462 for the month ended January 31, 2007, and is included in Marketing and selling expense in the accompanying Consolidated Statements of Operations.

SPECIAL CHARGES

We record restructuring charges within Special charges in the Consolidated Statements of Operations in connection with our plans to better align our cost structure with projected operations in the future. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record liabilities for costs associated with exit or disposal activities when the liability is incurred.

NET INCOME (LOSS) PER SHARE

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated notes and convertible subordinated debentures, if dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. Prior to January 1, 2006, we accounted for our stock-based compensation plans using the intrinsic value method under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related guidance. Under the intrinsic value method, we did not recognize any significant amount of stock-based compensation expense in our Consolidated Statements of Operations, as options granted generally had an exercise price equal to the market value of the underlying common stock on the date of grant.

We have elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for: (i) any share-based awards granted through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and (ii) any share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. We have recorded stock-based compensation expense of $18,476 for the year ended January 31, 2008, $13,597 for 2006 and $1,053 for the one month ended January 31, 2007. In accordance with SFAS 123(R), we present tax benefit from the exercise of stock options that exceed the tax benefit for those options previously recorded under SFAS 123(R) as a financing activity in the Consolidated Statements of Cash Flows. We recorded tax benefits in the amount of $85 for the year ended January 31, 2008, $390 for 2006 and $196 for the month ended January 31, 2007.

For purposes of computing our provision for income taxes, we are required to make certain elections which define how we apply SFAS 123(R). We have elected to compute the timing of excess tax benefits from the exercise of stock options on the “with-and-without” approach. Under this approach, we will not record an excess tax benefit until such time as a cash tax benefit is recognized. Further, we will include the impact of these excess tax benefits in the calculation of indirect tax attributes, such as the research and development credit and the domestic manufacturing deduction. We will compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized on exercises of stock options as a single pool for employee and non-employees. Upon adoption of SFAS 123(R), we utilized the short-cut method under Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” to determine the opening balance of this excess tax benefit pool.

If we had accounted for our stock-based compensation plans in accordance with the fair value provisions of SFAS 123(R) for the year ended December 31, 2005, our net loss and net loss per share would approximate the pro forma disclosures below:

Year ended	December 31, 2005
Net income, as reported	$5,807
Deduct: Total stock-based employee compensation expense determined under fair value based method, for all awards not previously included in net income (loss)	(18,249)

Pro forma net loss	$(12,442)

Basic net income per share – as reported	$0.07
Basic net loss per share – pro forma	$(0.16)
Diluted net income per share – as reported	$0.07
Diluted net loss per share – pro forma	$(0.16)

OTHER COMPREHENSIVE INCOME (LOSS)

We record comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including net income (loss) as well as foreign currency translation adjustments, adjustments to the minimum pension liability and unrealized gain (loss) on derivative contracts.

Effective for the year ended December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). Other comprehensive income (loss) for the years ended January 31, 2008 and December 31, 2006 includes an unrecognized actuarial loss not included in periodic benefit costs for a defined benefit plan in Japan, as required under SFAS 158. Prior to adoption of SFAS 158, we recorded adjustments in other comprehensive income (loss) related to the minimum pension liability for the defined benefit plan in Japan as required under SFAS No. 87, “Employers’ Accounting for Pensions.”

TRANSFER OF FINANCIAL ASSETS

We finance certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We sold $29,921 in trade receivables, short-term and $34,084 in term receivables, long-term to financing institutions on a non-recourse basis for net proceeds of $59,817 for the year ended January 31, 2008. We sold $29,144 in trade receivables, short-term and $31,368 in term receivables, long-term to financing institutions on a non-recourse basis for net proceeds of $55,851 for the year ended December 31, 2006. We sold $27,719 in trade receivables, short-term and $10,821 in term receivables, long-term to financing institutions on a non-recourse basis for net proceeds of $36,964 for the year ended December 31, 2005. We sold $3,440 in trade receivables, short-term and $2,743 in term receivables, long-term to financing institutions on a non-recourse basis for net proceeds of $5,873 for the month ended January 31, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value”. This standard also requires all business combinations to be accounted for by applying the acquisition method and for an acquirer to be identified for each business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect of SFAS 141(R), and the impact it will have on our consolidated financial position and results of operations and cash flows.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We are currently evaluating the effect of EITF 07-3 and the impact it will have on our consolidated financial position, results of operations and cash flows.

In April 2007, the FASB issued Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of FIN 39-1 and the impact it will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of SFAS 159 and the impact it will have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in previously issued guidance. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the effect of SFAS 157 and the impact it will have on our consolidated financial position, results of operations and cash flows.

RECLASSIFICATIONS

Certain immaterial reclassifications have been made in the accompanying consolidated financial statements for the years ended December 31, 2006 and 2005 to conform to the presentation for the year ended January 31, 2008. Specifically, we made reclassifications on the Consolidated Balance Sheet between Deferred revenue, long-term and Deferred revenue in current liabilities. On the Consolidated Statements of Cash Flows, we made reclassifications between Net cash provided by (used in) operating activities and Net cash used in investing activities and also certain reclassifications within the reconciliation of Net income (loss) to Net cash provided by operating activities. See further discussion of reclassifications in Note 4. “Reclassifications of Interest Income and Gain (Loss) on Receivables Sold.”

4. RECLASSIFICATION OF INTEREST INCOME AND GAIN (LOSS) ON RECEIVABLES SOLD

Term receivables from customers resulting from the sale of software licenses bear no interest. In accordance with APB 21 “Interest on Receivables and Payables,” we impute interest on the receivables based on prevailing market rates and record this as a discount against the receivable. In this 10-K, we reclassified the interest income resulting from the accretion of the discount of long-term installment receivables from Other income, net to finance fee revenue included as a component of System and software revenues in the Consolidated Statement of Operations. Prior to the year ended January 31, 2008, interest income resulting from the accretion of the discount of long-term installment receivables had been reported in interest income, a component of Other income, net, in the Consolidated Statement of Operations. Along with this change in classification, we have also reclassified the gain or loss on the sale of receivables from Other income, net to Other general expense (income), net, a component of Operating expenses. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables and the net proceeds received from the financing institution, previously referred to as the loss on sale of accounts receivable and (ii) the unaccreted discount on the receivables sold, which was previously recorded in interest income, a component of Other income, net. The reclassifications have been made to the presentation of the prior periods’ Consolidated Statements of Operations to conform to the classification used for the year ended January 31, 2008. There is no impact on net income, earnings per share or beginning retained earnings.

We believe the revised presentation is preferable based on our assessment that the significance of the sale of term licenses that result in long-term receivables has been increasing and the business has become one of our central operations. The impact of the reclassifications on System and software revenues, Other general expense (income), net and Other income, net for the periods presented is as follows:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
System and software revenue, prior to reclassification	$538,565	$486,832	$410,264	$7,876
Finance fee revenue	16,732	11,256	8,152	1,399

System and software revenue, after reclassification	$555,297	$498,088	$418,416	$9,275

Other general expense (income), net, prior to reclassification	$–	$–	$–	$–
Unaccreted discount on receivables sold	(4,520)	(3,597)	(1,500)	(291)
Discount on sold receivables	4,188	4,661	1,576	310

Other general expense (income), net, after reclassification	$(332)	$1,064	$76	$19

Other income, net, prior to reclassification	$22,289	$17,207	$16,893	$2,728
Interest income on long-term installment receivables	(16,732)	(11,256)	(8,152)	(1,399)
Unaccreted discount on receivables sold	(4,520)	(3,597)	(1,500)	(291)
Discount on sold receivables	4,188	4,661	1,576	310

Other income, net, after reclassification	$5,225	$7,015	$8,817	$1,348

5. BUSINESS COMBINATIONS

On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-For-Manufacturing capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by NASDAQ for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts are subject to standard representations and warranties and will generally be released in October 2008 if no claims of indemnification have been made by us. The indemnity escrow account also includes $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at $2,407 withheld from the founders are subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

In accounting for the Sierra transaction, we are required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by NASDAQ for the five day period beginning with the two day period preceding the measurement date through the two days succeeding the measurement date. In addition, the cash and common stock withheld from the two Sierra founders of $3,797, which is subject to a continued employment requirement, is considered compensation expense to be recognized over the service period and is not included in the acquisition cost. The common stock withheld from the two Sierra founders was valued at $13.61 per share. After this adjustment, the total purchase price of Sierra including transaction costs was $84,818. The excess of tangible assets acquired over liabilities assumed was $6,385, including $9,716 of acquired cash. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $4,100, goodwill of $45,932, technology of $9,400, other identified intangible assets of $17,200 and deferred tax assets of $1,801. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. Of the $770 in transaction costs we recorded, $232 were paid by July 31, 2007, and the remaining $538 were paid by October 31, 2007. The results of Sierra’s operations are included in our consolidated financial statements from the date of acquisition forward.

In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc., a privately held company based in Pittsburgh, Pennsylvania that is a provider of BETAsoft thermal analysis software. We are integrating the acquired technology into our Systems Design Division product offerings. The total purchase price, including acquisition costs, was $838. The excess of tangible assets acquired over liabilities assumed was $4. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $614, technology of $71 and other identified intangible assets of $149. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product performance goals. These contingent payments, or earn-outs, are accrued when the performance goals are met and the contingent consideration is issued or issuable. During the year ended January 31, 2008, we recorded earn-outs of $3,040 based on related revenues derived from products and technologies acquired in current and prior year’s acquisitions. We made earn-out payments of $2,760 for the year ended January 31, 2008.

The separate results of operations for the acquisitions during the year ended January 31, 2008 were not material compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

During the month ended January 31, 2007, we recorded earn-outs of $64 based on related revenues derived from products and technologies acquired in current and prior year’s acquisitions. No earn-out payments were paid for the month ended January 31, 2007.

In December 2006, we acquired 100% of the shares of SpiraTech Limited, a privately held software development company based in Manchester, England that provides technology, tools and intellectual property that allow customers to improve their functional verification flows by introducing the next generation abstraction above register transfer level (RTL). The total purchase price including acquisition costs was $8,601. The excess of liabilities assumed over tangible assets acquired was $269. We recorded an earn-out amount based on related revenues derived from SpiraTech products and technologies of $59 during the year ended January 31, 2008. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $1,700, goodwill of $4,585, technology of $1,000, other identified intangible assets of $1,410 and deferred tax assets of $234. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In October 2006, we acquired 100% of the shares of Next Device Limited, a privately held software development company based in Runcorn, England that provides software tools and embedded software that enables enhanced user interfaces that can be updated over wireless networks. These software products will be made interoperable with existing embedded offerings, but licensed separately. The total purchase price including acquisition costs was $2,598. The excess of liabilities assumed over tangible assets acquired was $1,215. We recorded an earn-out amount based on related revenues derived from Next Device Limited products and technologies of $16 for the year ended January 31, 2008. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $2,825, technology of $150, other identified intangible assets of $290 and deferred tax assets of $284. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In October 2006, we acquired the technology of Summit Design, Inc., a privately held EDA company headquartered in Los Altos, California with the majority of its development performed in Israel. Summit Design, Inc. provides hardware description language designers with a path to electronic system-level (ESL) and bridges the RTL and ESL flows. The total purchase price including acquisition costs was $9,529. The excess of tangible assets acquired over liabilities assumed was $73. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $6,176, technology of $1,600 and other identified intangible assets of $1,400. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In August 2006, we acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization and quality analysis functionality. We are integrating the acquired technology into our system design division product offerings. The total purchase price including acquisition costs was $4,740. The excess of liabilities assumed over tangible assets acquired was $84. We recorded earn-out amounts based on related revenues derived from Router Solutions, Inc. products and technologies of $213 for the year ended January 31, 2008, $169 for the year ended December 31, 2006 and $5 for the month ended January 31, 2007. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,251, technology of $1,360 and other identified intangible assets of $1,600. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In January 2006, we acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. We are integrating the acquired technology into our analog mixed signal verification product family. The total purchase price including acquisition costs was $5,070. The excess of tangible assets acquired over liabilities assumed was $1,879. We recorded earn-out amounts based on related revenues derived from EverCAD Corporation products and technologies of $643 for the year ended January 31, 2008, $512 for the year ended December 31, 2006 and $11 for the month ended January 31, 2007. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $3,060, technology of $1,100 and other identified intangible assets of $390, net of related deferred tax liability of $373. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

During the year ended December 31, 2006, we recorded earn-outs of $2,384 based on related revenues derived from products and technologies acquired in current and prior year’s acquisitions. We made earn-out payments of $1,193 for the year ended December 31, 2006.

In November 2005, we acquired Embedded Performance Inc. (EPI), a provider of probe technology which enables embedded software developers to connect to the underlying processors on devices such as cell phones, home office routers, and wireless and network attached devices in order to debug their software applications. The total purchase price including acquisition costs was $2,375. In addition, we recorded costs of vacating a leased facility of EPI of $132. The excess of liabilities assumed over tangible assets acquired was $22. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $1,639, technology of $430 and other identified intangible assets of $460. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In September 2005, we acquired Accelerated Technology (UK) Limited, a distributorship of our products and services. The total purchase price including acquisition costs was $905. The excess of tangible assets acquired over liabilities assumed was $613. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a value assigned to goodwill of $202 and other identified intangible assets of $90. We are amortizing the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In June 2005, we purchased certain assets and assumed certain liabilities from Aptix Corporation (Aptix), a provider of reconfigurable prototyping products. Aptix was in Chapter 11 bankruptcy at the time the purchase agreement was negotiated and closed. The purchase was an investment in a niche market that complemented the more expensive emulation systems we sell. The total purchase price including acquisition costs was $1,835. In addition, we recorded costs of vacating a leased facility of Aptix of $58. The excess of tangible assets acquired over liabilities assumed was $92. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $170, goodwill of $251, technology of $780 and other identified intangible assets of $600. The technology was to be amortized to Cost of revenues over two years and other identified intangible assets was to be amortized to Operating expenses over three years. In the fourth quarter of 2006, we discontinued the product line acquired and immediately expensed the remaining technology and other identified intangible assets.

In May 2005, we acquired Volcano Communications Technologies AB (Volcano), a provider of network design tools, in-vehicle software and test and validation products for the automotive industry. The acquisition was an investment aimed at expanding our product offering within this specialized industry and driving revenue growth. The total purchase price including acquisition costs was $23,155. In addition, we recorded severance costs related to Volcano employees of $84, the majority of which was paid in 2005. Severance costs affected five employees who were terminated due to the overlap of employee skill sets as a result of the acquisition. The excess of tangible assets acquired over liabilities assumed was $4,985. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $580, goodwill of $10,942, technology of $2,450, deferred tax asset of $1,512 and other identified intangible assets of $4,800, net of related deferred tax liability of $2,030. We are amortizing the technology to Cost of revenues over four years. Of the $4,800 of other identified intangible assets, $3,700 will be amortized to Operating expenses over five years and $1,100 will be amortized to Operating expenses over two years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

During the year ended December 31, 2005, we recorded earn-outs of $1,028 based on related revenues derived from products and technologies acquired in current and prior year’s acquisitions. We made earn-out payments of $1,491 for the year ended December 31, 2005.

We use an independent third party valuation firm to assist management in determining the value of the in-process research and development acquired in our business acquisitions. The value assigned to in-process research and development for the charges incurred in the years ended January 31, 2008, December 31, 2006 and 2005 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on research and development costs that had been expended as of the date of acquisition as compared to total research and development costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, research and development costs, selling, general and administrative costs and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with acquired research and development are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

6. SPECIAL CHARGES

Following is a summary of the major elements of the special charges:

	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Excess leased facility costs	$(508)	$886	$1,184	$–
Employee severance	9,676	4,407	5,156	113
Terminated acquisitions	–	299	133	–
Other	980	1,555	304	6

Total special charges	$10,148	$7,147	$6,777	$119

During the year ended January 31, 2008, we recorded special charges of $10,148. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

The reduction of excess leased facility costs of $508 in the year ended January 31, 2008 was primarily due to the reoccupancy of a previously abandoned leased facility in the second quarter of fiscal 2008.

We rebalanced our workforce by 198 employees during the year ended January 31, 2008. The reduction impacted several employee groups. Employee severance costs of $9,676 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 60% of these costs were paid in fiscal 2008 and we expect to pay the remainder during fiscal 2009. There have been no significant modifications to the amount of these charges.

Other special charges for the year ended January 31, 2008 included costs of $953 related to the abandonment of an information technology project. We also recorded costs $99 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country. We recorded a benefit of $72 related to a liability, arising from a previous acquisition, which was favorably settled.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The following table shows changes in accrued special charges during the thirteen months ended January 31, 2008:

	Accrued special Charges at December 31, 2006	Charges During the Thirteen Months Ended January 31, 2008 (1)	Payments During the Thirteen Months Ended January 31, 2008 (1)	Accrued Special Charges at January 31, 2008 (2)
Employee severence and related costs	$444	$9,789	$(6,330)	$3,903
Excess leased facility costs	5,819	(120)	(2,192)	3,507
Other costs	29	986	(1,015)	–

Total special charges	$6,292	$10,655	$(9,537)	$7,410

(1)	Due to the change in fiscal year as described in Note 2. “Change in Fiscal Year”, information is presented for the thirteen months ended January 31, 2008.

(2)	Of the $7,410 total accrued special charges as of January 31, 2008, $2,290 represents the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,120 represents the short-term portion of accrued special charges.

During the year ended December 31, 2006, we recorded special charges of $7,147. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis and by the assimilation of acquired businesses.

Excess leased facility costs of $886 for the year ended December 31, 2006 primarily included $1,225 of non-cancelable lease payments, net of sublease income, related to the abandonment of two facilities in Europe. Non-cancelable lease payments for the excess leased facility space will be paid over three and eleven years. We also recorded $52 of net costs related to the restoration of two facilities in Europe. Excess leased facility costs were offset by $391 for the reoccupation of a previously abandoned facility in North America.

We rebalanced our workforce by 90 employees during the year ended December 31, 2006. The reduction impacted several employee groups. Employee severance costs of $4,407 included severance benefits, notice pay and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We communicated termination benefits to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid in 2006 and the remainder was paid in fiscal 2008. There have been no significant modifications to the amount of these charges.

During the year ended December 31, 2006, we recorded $299 in special charges for terminated acquisitions, which were no longer considered to be viable.

Other special charges for 2006 of $1,555 included a loss of $715 for the disposal of property and equipment related to the discontinuation of an intellectual property line, a loss of $593 for the write-off of intangible assets due to the discontinuation of a product line and $247 for other costs.

The following table shows changes in accrued special charges during the year ended December 31, 2006:

	Accrued Special Charges at December 31, 2005	Charges During the Year Ended December 31, 2006 (Excluding Asset Write- Offs)	Payments During the Year Ended December 31, 2006	Accrued Special Charges at December 31, 2006 (1)
Employee severence and related costs	$2,581	$4,407	$(6,544)	$444
Lease termination fees and other facility costs	7,650	886	(2,717)	5,819
Other costs	1,393	375	(1,739)	29

Total special charges	$11,624	$5,668	$(11,000)	$6,292

(1)	Of the $6,292 total accrued special charges at December 31, 2006, $4,148 represents the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $2,144 represents the short-term portion of accrued special charges.

During the year ended December 31, 2005, we recorded special charges of $6,777. These charges primarily consisted of costs incurred for employee terminations and were due to our reallocation or reduction of personnel resources driven by modifications of business strategy and business emphasis and by the assimilation of acquired businesses.

Excess leased facility costs of $1,184 in the year ended December 31, 2005 included $936 in non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in Europe. Non-cancelable lease payments on these excess leased facilities will be paid over eleven years. We also recorded costs of $642 for non-cancelable lease payments, net of sublease income, related to the abandonment of excess leased facility space in North America. Non-cancelable lease payments on excess leased facility space in North America will be paid over four years. In addition, we recorded $156 in costs related to the restoration of a previously abandoned facility in Europe. These costs were partially offset by a benefit to special charges of $550 due to the reversal of previously recorded non-cancelable lease payments related to an abandoned facility in North America which was sublet at a higher rate than previously expected.

We rebalanced our workforce by 116 employees during the year ended December 31, 2005. This reduction impacted several employee groups. Employee severance costs of $5,156 included severance benefits,

notice pay and outplacement services. The total rebalance included costs incurred related to the discontinuation of one of our intellectual property product lines in the fourth quarter of the year ended December 31, 2005. Costs related to the discontinued product line were $1,151 for severance benefits, notice pay and outplacement services related to the rebalance of 27 employees. The remaining rebalance charge represented the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We communicated termination benefits to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately half of these costs were paid during the year ended December 31, 2005 and the remainder was paid in the first half of the year ended December 31, 2006. There have been no significant modifications to the amount of these charges.

During the year ended December 31, 2005, we recorded $133 in special charges for terminated acquisitions, which were no longer considered to be viable.

Other special charges for the year ended December 31, 2005 of $304 include legal costs incurred to sever any ongoing obligation related to a defined benefit pension plan acquired in a prior year acquisition, terminated acquisition costs, other costs related to the discontinued product line and costs incurred to restructure the organization.

The following table shows changes in accrued special charges during the year ended December 31, 2005:

	Accrued Special Charges at December 31, 2004	Charges During the Year Ended December 31, 2005	Payments During the Year Ended December 31, 2005	Accrued special Charges at December 31, 2005 (1)
Employee severence and related costs	$4,071	$5,156	$(6,646)	$2,581
Lease termination fees and other facility costs	7,024	1,184	(558)	7,650
Other costs	1,237	437	(281)	1,393

Total special charges	$12,332	$6,777	$(7,485)	$11,624

(1)	Of the $11,624 total accrued special charges at December 31, 2005, $5,908 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,716 represented the short-term portion of accrued special charges.

7. LONG-TERM INVESTMENTS

In January 2008, we agreed to purchase $2,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto). Calypto is an EDA company with two main products, SLEC, a equivalence checking tool and PowerPro, a power reduction tool. We purchased $1,000 of the Series D Preferred Stock in January 2008 and the remaining $1,000 is to be purchased in fiscal 2009 and is dependent on Calypto meeting booking and development milestones. The Series D Preferred Stock is convertible into common shares at the option of the holder at any time.

At January 31, 2008, we controlled 24.3% of the voting stock of Calypto and 20% of the board of directors. We assessed our interest in this variable interest entity based on guidance included in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)), and concluded that we should not consolidate Calypto as we are not its primary beneficiary. Accordingly, we have accounted for investment in this variable interest entity pursuant to the equity method of accounting, in accordance with APB No. 18 and EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock”. We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practicable to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements.

We had a 5% ownership interest of $2,988 in M2000, Inc. at January 31, 2008. Our interest at December 31, 2006 was 8%. During fiscal 2008, we did not participate in a subsequent round of funding, which resulted in a reduction of our ownership interest. We assessed our interest in this variable interest entity and concluded that we should not consolidate the entity based on guidance included in FIN 46(R). Accordingly, we have accounted for this variable interest entity pursuant to the cost method for investments in equity securities that do not have readily determinable fair values. We evaluated our investment in M2000, Inc. for impairment as of January 31, 2008 and determined that our investment was not impaired.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen where we are in a long position and the euro and the British pound where we are in a short position. Approximately half of our revenues and approximately one-third of our expenses were generated outside of the U.S. in the year ended January 31, 2008. For the years ended January 31, 2008, December 31, 2006 and December 31, 2005, approximately one-fourth of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollars while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers pay us in local currency. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency contracts as a component of Accumulated other comprehensive income in Stockholders’ Equity. We reclassify Accumulated other comprehensive income associated with hedges of forecasted transactions to the Consolidated Statement of Operations in the same period as the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments

and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify amounts deferred to Other income, net.

We had $387,606 and $237,532 of notional value foreign currency forward and option contracts outstanding as of January 31, 2008 and December 31, 2006. Notional amounts do not quantify risk or represent assets or liabilities of ours, but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in Other receivables in the Consolidated Balance Sheets, was $687 and $3,096 as of January 31, 2008 and December 31, 2006.

The following provides a summary of activity in Accumulated other comprehensive income relating to our hedging program:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Beginning balance	$1,596	$–	$1,144	$1,833
Changes in fair value of cash flow hedges	720	4,964	1,386	319
Hedge ineffectiveness recognized in earnings	19	67	(3,150)	(38)
Net (gain) loss transferred to earnings	(2,309)	(3,198)	620	(518)

Net unrealized gain	$26	$1,833	$–	$1,596

The remaining hedge-related balance in Accumulated other comprehensive income as of January 31, 2008 represents a net unrealized gain on foreign currency contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2009. We will transfer these amounts to the Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in Accumulated other comprehensive income to be reclassified to the Consolidated Statement of Operations within the next twelve months. We transferred a deferred loss of $354 to System and software revenues relating to foreign currency contracts hedging revenues for the year ended January 31, 2008 compared to a deferred loss of $328 for 2006, a deferred loss of $91 for 2005 and a deferred gain of $26 for the one month ended January 31, 2007. We transferred a deferred gain of $2,663 to Operating expenses relating to foreign currency contracts hedging commission and other expenses for the year ended January 31, 2008 compared to a deferred gain of $3,526 for 2006, a deferred loss of $529 for 2005 and a deferred gain of $492 for the one month ended January 31, 2007.

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

We enter into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign exchange contracts as hedges. We recognize changes in the fair value of these contracts currently in earnings in Other income, net, to offset the remeasurement of the related assets and liabilities.

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in Other income, net, of $2,179 for the year ended January 31, 2008 as compared to $2,659 for 2006, $2,251 for 2005 and $230 for the one month ended January 31, 2007. We recorded expense related to time value in Interest expense of $1,828 for the year ended January 31, 2008 as compared to $2,163 for 2006, $1,705 for 2005 and $211 for the one month ended January 31, 2007.

9. INCOME TAXES

Domestic and foreign pre-tax income (loss) was as follows:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Domestic	$1,924	$(4,280)	$(15,983)	$(15,122)
Foreign	54,004	42,188	29,277	(16,265)

Total	$55,928	$37,908	$13,294	$(31,387)

The provision (benefit) for income taxes is as follows:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Current:
Federal	$2,962	$419	$(31)	$(32)
State	162	284	198	157
Foreign	20,886	12,319	10,934	1,142

Total current	24,010	13,022	11,101	1,267

Deferred:
Federal and state	1,652	71	1,522	11
Foreign	1,495	(2,389)	(5,136)	(2,316)

Total deferred	3,147	(2,318)	(3,614)	(2,305)

Total	$27,157	$10,704	$7,487	$(1,038)

The effective tax rate differs from the federal tax rate as follows:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Federal tax, at statutory rate	$19,575	$13,268	$4,653	$(10,986)
State tax, net of federal benefit	542	260	129	157
Impact of international operations including withholding taxes and other reserves	4,395	(5,585)	(3,333)	4,438
Write-off of in-process research and development	1,435	756	203
Tax credits (excluding foreign tax credits)	(7,762)	(8,918)	(908)	(3,008)
U.S. losses and tax credits for which no benefit has been realized	2,570	7,323	4,114	8,178
Utilization of acquired attributes	2,743	–	–	–
Non-deductible intercompany charges	–	–	1,877	–
Stock based compensation expense	2,378	1,769	–	103
Executive compensation deduction limitation	162	805	–	–
Non-deductible meals and entertainment	699	602	550	38
Other, net	420	424	202	42

Provision for income taxes	$27,157	$10,704	$7,487	$(1,038)

The significant components of the deferred income tax provision (benefit) are as follows:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Net changes in gross deferred tax assets and liabilities	$17,812	$(7,515)	$(2,768)	$(14,858)
Deferred tax assets reducing/(increasing) goodwill	1,464	–	–	–
Deferred tax assets reducing/(increasing) equity	39	(335)	127	133
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	(4,979)	407	5,512	4,227
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	(11,189)	5,125	(6,485)	8,193

Total	$3,147	$(2,318)	$(3,614)	$(2,305)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of	January 31, 2008	December 31, 2006
Deferred tax assets:
Depreciation of property, plant and equipment	$4,485	$3,399
Reserves and allowances	3,319	5,197
Accrued expenses not currently deductible	13,254	18,176
FAS 123(R) compensation expense	6,230	2,387
Net operating loss carryforwards	10,868	18,807
Tax credit carryforwards	36,662	21,634
Purchased technology and other intangible assets	2,556	8,927
Deferred revenue	1,980	–
Other, net	5,337	2,896

Total gross deferred tax assets	84,691	81,423
Less valuation allowance	(38,268)	(41,264)

Deferred tax assets	46,423	40,159

Deferred tax liabilities:
Intangible assets	(12,885)	(6,663)

Deferred tax liabilities	(12,885)	(6,663)

Net deferred tax assets	$33,538	$33,496

As of January 31, 2008, for federal income tax purposes, we had net operating loss carryforwards of approximately $53,537, foreign tax credits of $3,180, research and experimentation credit carryforwards of $29,572, alternative minimum tax credits of $4,773 and child care credits of $763. As of January 31, 2008, for state income tax purposes, we had net operating loss carryforwards of $65,332 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $6,857. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If we do not use the carryforwards to reduce U.S. taxable income in future periods, portions of the net operating loss carryforwards will expire in fiscal years ending 2019 through 2027, the foreign tax credits will expire in fiscal years ending 2011 through 2017, research and experimentation credit carryforwards will expire between fiscal years ending 2016 through 2028 and child care credits will expire between fiscal years ending 2023 and 2028. The alternative minimum tax credits do not expire. As of January 31, 2008, we have net operating losses in multiple foreign jurisdictions of $17,136. In general, we can carryforward the net operating losses for these foreign jurisdictions indefinitely.

Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets; if and when such net operating loss carryforwards are utilized, we will increase Stockholders’ equity. For presentation purposes, we are electing to also exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Deferred tax assets related to net operating losses and tax credit carryforwards have been reduced by $24,777 as of January 31, 2008 and $18,861 as of December 31, 2006. As the deferred tax assets created by equity compensation are fully offset with valuation allowances, there were no changes to our deferred tax provision for any years presented.

We have established a valuation allowance for certain deferred tax assets, including those for a portion of net operating loss and tax credit carryforwards. Such a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Subsequent recognized tax benefits related to the valuation allowance for deferred tax assets as of January 31, 2008 will be allocated to goodwill in the amount of $6,804.

As of January 31, 2008, we had a total valuation allowance of $38,268 compared to $41,264 as of December 31, 2006. The decrease in the valuation allowance primarily resulted from the utilization of net operating loss carryforwards and an increase in deferred tax liabilities from the acquisition of Sierra and offset in part by federal research tax credits for which realization is uncertain. We have determined the amount of the valuation allowance based on management’s estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is not more likely than not that our U.S. entities will generate sufficient taxable income and foreign source income to fully utilize foreign tax credit carryforwards, research and experimentation credit carryforwards and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly there is a valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We base valuation allowances related to certain foreign deferred tax assets on historical losses in certain jurisdictions.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside the U.S. At January 31, 2008, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $262,000. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which can not be predicted, may occur that would affect our reserves and effective tax rate. We may continue to build reserves, consistent with past years; however, it is reasonably possible that unrecognized tax positions may decrease by a range of $0 to $4,000 due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it would have positive impact on our effective tax rate. Income tax-related interest and expenses were $4,562 for the year ended January 31, 2008. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. In the U.S., the statute of limitation remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the IRS pertains to our 2002, 2003, 2004, 2005 and 2006 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the IRS’s adjustments and continue to vigorously defend our position. In Ireland and Japan, our statute of limitations remains open for years on and after 2003 and 2004, respectively.

On February 1, 2007, we adopted FIN 48. This adoption did not have a cumulative effect on our retained earnings. The liability for uncertain tax positions (which includes liabilities for associated interest and penalties, and excluding uncertain tax position that resulted in credits or net operating losses) was $51,474 and $44,115 as of January 31, 2008 and February 1, 2007, respectively. Further, we have recorded deferred tax assets in the amount of $2,472, and $1,140, at January 31, 2008 and February 1, 2007, respectively, for offsetting tax benefits that would result from the ability to sustain the uncertain tax position. The offsetting tax benefits include deductible state income taxes and interest, and other deductible tax adjustments. We expect $34,472 of the reserve for the uncertain tax positions, if recognized, would favorably affect our effective tax rate, whereas the recognition of other uncertain tax position could result in reductions to goodwill or an increase in deferred tax assets being subject to valuation allowances. As part of the adoption of FIN 48, we reclassified $42,730 from income taxes payable to other long-term liabilities. As of January 31, 2008, $3,134 and $48,340 of reserve for taxes was reflected as current income tax payable and long-term liabilities, respectively.

The total gross amount of unrecognized tax benefits as of January 31, 2008 and February 1, 2007, are $51,138 and $42,013, respectively, which excludes the accrued interest and penalties related to such positions of $6,777 in our balance sheet as of January 31, 2008. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

The below schedule shows the gross changes in unrecognized tax position for the year ended January 31, 2008:

Total
Unrecognized tax benefits (as of February 1, 2007)	$42,013
Prior period tax positions:
Additions	753
Reductions	(4,831)
Additions based on tax positions related to the current year	12,924
Settlements	(1,497)
Lapse of statute of limitations	(900)
Cumulative translation adjustment	2,676

Unrecognized tax benefits as of January 31, 2008	$51,138

10. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net follows:

As of	January 31, 2008	December 31, 2006
Computer equipment and furniture	$221,069	$185,612
Buildings and building equipment	43,703	40,662
Land and improvements	11,379	11,359
Leasehold improvements	35,013	31,258

	311,164	268,891
Less accumulated depreciation and amortization	(210,743)	(182,791)

Property, plant and equipment, net	$100,421	$86,100

11. SIGNIFICANT DISPOSALS OF ASSETS

During the year ended December 31, 2005, we sold a building located in Wilsonville, Oregon that had previously been leased to a third party for net proceeds of $9,731, recognizing a gain on the sale of $957.

12. SHORT-TERM BORROWINGS

In June 2005, we entered into a syndicated, senior, unsecured revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the facility are permitted to a maximum of $120,000. The facility is a four-year revolving credit facility, which terminates on June 1, 2009. Under this facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $304 for both the years ended January 31, 2008 and December 31, 2006. The facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios and minimum tangible net worth as well as restrictions on the payments of cash dividends. We borrowed and repaid $20,000 during the year ended January 31, 2008, and we had no borrowing during the year ended December 31, 2006 against this credit facility. As of January 31, 2008 and December 31, 2006, there was no balance outstanding against this credit facility.

Short-term borrowings of $10,449 as of January 31, 2008 and $1,938 as of December 31, 2006 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the first quarter subsequent to the fiscal year end.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $3,729 as of January 31, 2008 and $5,243 as of December 31, 2006.

13. NOTES PAYABLE

Notes payable consisted of the following:

As of	January 31, 2008	December 31, 2006
6.25% Debentures due 2026	$165,000	$200,000
Floating Rate Debentures due 2023	36,102	49,850
Other	–	2

Notes payable	$201,102	$249,852

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A. Also in March 2006, we used the net proceeds of $194,250 from the sale of the 6.25% Debentures plus $14,317 from our cash balances to retire the 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and to retire a portion of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of January 31, 2008. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible, (iii) a call for the redemption of the 6.25% Debentures, (iv) specified distributions to holders of our common stock, (v) if a fundamental change, such as a change of control, occurs or (vi) during the ten trading days prior to, but not on, the maturity date. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert its 6.25% Debentures in connection with a fundamental change of the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016 or 2021. During the year ended January 31, 2008, we purchased on the open market and retired 6.25% Debentures with a principal balance of $35,000 for a total purchase price of $34,687. As a result, a principal amount of $165,000 remains outstanding as of January 31, 2008. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $506, which consisted of the write-off of $819 of unamortized debt issuance costs partially offset by discounts of $313 on the repurchases.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933 fulfilling the requirement of the related registration rights agreement. Interest on the Floating Rate Debentures is payable quarterly in February, May, August and November, at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 6.91% for fiscal 2008 and 6.64% for 2006. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of January 31, 2008. These circumstances generally include: (i) the market price of our common stock exceeding 120% of the conversion price, (ii) the market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible or (iii) a call for redemption of the Floating Rate Debentures or certain other corporate transactions. The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Some or all of the Floating Rate Debentures may be redeemed by us for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009 and 0% on August 6, 2010. Some or all of the Floating Rate Debentures may be redeemed at the option of the holder for cash on August 6, 2010, 2013 or 2018. During the year ended January 31, 2008, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $13,748 for a total purchase price of $14,083. As a result, a principal amount of $36,102 remains outstanding as of January 31, 2008. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $558, which consisted of the write-off of $223 of unamortized debt issuance costs and premiums of $335 on the repurchases of Floating Rate Debentures.

During the year ended December 31, 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $60,150 for a total purchase price of $59,948. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $1,143, which included a $1,071 discount on the repurchase of Floating Rate Debentures during the first and second quarters of 2006 partially offset by a premium of $869 on the repurchase of Floating Rate Debentures during the third and fourth quarters of 2006 and the write-off of $1,345 of unamortized deferred debt issuance costs.

Notes due 2007: In March 2006, we used a portion of the proceeds from the issuance of the 6.25% Debentures to retire the outstanding balance of $171,500 of the Notes. In connection with this retirement, we incurred a before tax loss on the early extinguishment of debt of $6,082. The loss included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized debt issuance costs.

14. OTHER LONG-TERM LIABILITIES

A summary of Other long-term liabilities follows:

As of	January 31, 2008	December 31, 2006
Lease termination fees and other facilities related costs	$7,875	$11,293
Employment related accruals	2,870	2,406
Other	829	613

Total other long-term liabilities	$11,574	$14,312

15. NET INCOME (LOSS) PER SHARE

The following provides the computation of basic and diluted net income (loss) per share:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Net income (loss)	$28,771	$27,204	$5,807	$(30,349)

Weighted average shares used to calculate basic net income (loss) per share	88,086	81,303	78,633	84,590
Employee stock options and employee stock purchase plans	1,895	1,522	1,500	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	89,981	82,825	80,133	84,590

Basic net income (loss) per share	$0.33	$0.33	$0.07	$(0.36)

Diluted net income (loss) per share	$0.32	$0.33	$0.07	$(0.36)

We excluded from the computation of diluted net income (loss) per share options and warrants to purchase 11,542 shares of common stock for the year ended January 31, 2008, 10,131 for 2006, 13,066 for 2005 and 18,830 for the month ended January 31, 2007. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock for the respective periods or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

We excluded from the computation of diluted net income (loss) per share the effect of the conversion of our Notes as they were anti-dilutive. If the Notes had been dilutive, our diluted net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $1,692 for 2006 and $7,947 for 2005 and additional incremental shares of 1,512 for 2006 and 7,369 for 2005. The effect of the conversion of our Floating Rate Debentures and the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. If the Floating Rate Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $2,109 for the year ended January 31, 2008, $3,421 for 2006, $3,747 for 2005 and $203 for the month ended January 31, 2007 and additional incremental shares of 1,821 for fiscal 2008, 3,233 for 2006, 4,700 for 2005 and 2,130 for the month ended January 31, 2007. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of our 6.25% Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $2,643 for fiscal 2008, $2,563 for 2006 and $3,203 for the month ended

January 31, 2007. Diluted net income (loss) per share would have included no additional incremental shares for fiscal 2008 and 2006, as the stock price was below the conversion rate, and included additional incremental shares of 423 for the month ended January 31, 2007. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock or a combination of cash and common stock, are further described in Note 13. “Notes Payable”.

16. INCENTIVE STOCK

Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On February 10, 1999, we adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on March 5, 1999. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Incentive Stock at a purchase price of $95, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% of our common stock. If a person or group acquires 15% of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on February 10, 2009 and may be redeemed by us for $0.01 per Right. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on our earnings.

17. EMPLOYEE STOCK AND SAVINGS PLANS

Stock Options Plans and Stock Plan

We have three common stock option plans and one stock plan which provide for the granting of incentive stock options (ISOs), nonqualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock, restricted stock units and performance-based awards. The four plans are administered by the Compensation Committee of the Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of our company.

The 1982 Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1982. This plan allows for the granting of ISOs, NQSOs, SARs, restricted stock, restricted stock units and performance-based awards to our officers and key employees. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 32,670 shares of common stock have been authorized for grant with 4,817 available for future grant as of January 31, 2008.

The Non-Qualified Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1983. This plan allows for the granting of NQSOs and SARs to our officers and key employees. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 1,540 shares of common stock have been authorized for grant, with 22 available for future grant as of January 31, 2008.

The 1987 Non-Employee Directors’ Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1987. This plan allows for the grant of stock options to our Non-Employee Directors. This plan was amended in June 2007 to provide for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. Stock options issued under this plan have an expiration date of 10 years from the date of grant and an exercise price equal to the last price reported on The NASDAQ Stock Market on the grant date. A total of 1,500 shares of common stock have been authorized for grant, with 387 available for future grant as of January 31, 2008. During the year ended January 31, 2008, there were 28 restricted shares issued under this plan.

We also have a stock plan that provides for the sale of common stock to officers, key employees and non-employee consultants. The 1986 Stock Plan was adopted by the Board of Directors in 1986. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a non-qualified stock option. Stock options issued under the plan have an expiration date of 10 years from the date of grant. All other terms of the awards, including the exercise price, are at the sole discretion of the Compensation Committee. A total of 19,500 shares of common stock have been authorized for grant, with 1,732 available for future grant as of January 31, 2008.

As of January 31, 2008, a total of 55,210 shares of common stock were authorized under all four plans, with 6,958 shares available for future grant.

We issued 222 shares of common stock valued at $3,014 to the founders of Sierra Design Automation, a company we acquired in June 2007. These shares are subject to forfeiture if the founders’ employment terminates with us prior to June 2009. The value of these shares is being amortized over the two year period.

On December 6, 2007, the Compensation Committee approved the extension of the expiration dates of all outstanding stock options remaining from those granted on March 26, 1998 with an exercise price of $10.0625 per share, and on March 17, 1999 with an exercise price of $12.5625 per share. The original expiration dates for these options were February 28, 2008 and February 28, 2009. These options have been amended to extend the expiration dates to the tenth anniversary of the grant dates, which is March 26, 2008 (extended by 27 days), and March 17, 2009 (extended by 17 days), respectively. Announcement of our year-end earnings is expected to occur close to February 28 each year and the expiration date extensions move the option expirations further away from our announcement of earnings. A total of 550 options held by 152 employees were extended from the March 26, 1998 grant, and a total of 589 options held by 235 employees were extended from the March 17, 1999 grant. Total incremental cost of $77 resulted from modification of the March 26, 1998 grant, and total incremental cost of $32 resulted from the modification of the March 17, 1999 grant.

The following table summarizes stock option activity for the years ended January 31, 2008, 2006, 2005 and the month ended January 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance at December 31, 2004	19,750	$13.49
Granted	2,356	8.65
Exercised	(504)	7.32
Forfeited	(460)	12.08
Expired	(694)	17.58

Balance at December 31, 2005	20,448	$12.98

Granted	2,344	14.11
Exercised	(2,771)	8.09
Forfeited	(234)	10.16
Expired	(693)	16.18

Balance at December 31, 2006	19,094	$13.75	5.89	$88,704

Granted	7	18.87
Exercised	(473)	10.80
Forfeited	(50)	11.07
Expired	(9)	17.87

Balance at January 31, 2007	18,569	$13.83	5.51	$93,680

Granted	2,595	15.65
Exercised	(833)	9.78
Forfeited	(257)	12.51
Expired	(381)	18.04

Balance at January 31, 2008	19,693	$14.18	5.46	$3,647

Options exercisable at January 31, 2008	14,489	$14.31	4.28	$3,647

Options vested at January 31, 2008 and options expected to vest after January 31, 2008	19,693	$14.18	5.46	$3,647

The total intrinsic value of options exercised was $5,305 for the year ended January 31, 2008, $19,154 for 2006, $2,318 for 2005 and $3,763 for the month ended January 31, 2007. Cash received from stock exercises was $8,500 for the year ended January 31, 2008, $21,696 for 2006, $3,669 for 2005 and $5,026 for the month ended January 31, 2007.

The following table summarizes restricted stock activity for the year ended January 31, 2008:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at January 31, 2007	–	–
Granted	28	$13.61
Vested	–	–
Forfeited	–	–

Nonvested at January 31, 2008	28	$13.61	4.37	$231

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. At January 31, 2008, 2,269 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of the Board of Directors. The following table summarizes shares issued under the ESPP:

	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Shares issued under ESPP	1,993	1,523	2,314	804
Cash received for the purchase of shares under the ESPP	$18,022	$13,202	$14,808	$7,108
Weighted average purchase price per share	$9.05	$8.68	$6.38	$8.84

Stock-based Compensation Expense

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS 123(R) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term and interest rates. We include the following elements in reaching our determination of expected volatility: (i) historical volatility of our shares of common stock, (ii) historical volatility of shares of comparable companies, (iii) implied volatility of the option features in our convertible subordinated debentures and (iv) implied volatility of traded options of comparable companies. We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average fair value of options granted was $7.54 for the year ended January 31, 2008, $7.06 for 2006, $4.24 for 2005 and $9.41 for the month ended January 31, 2007. The weighted average fair value of restricted stock awards was $13.61 for the year ended January 31, 2008. The weighted average estimated fair value of purchase rights under the ESPPs was $4.18 for the year ended January 31, 2008, $4.81 for 2006, $2.66 for 2005 and $4.28 for the month ended January 31, 2007. The calculations used the following assumptions:

Stock Option Plans	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Risk-free interest rate	3.4% - 4.9%	4.6% - 5.0%	3.9% -4.4%	4.8%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	4.5 - 6.3	4.5 - 5.0	4.0 - 5.0	4.5
Volatility (range)	45% - 55%	55%	45% - 55%	55%
Volatility (weighted average)	48%	55%	55%	55%

Employee Stock Purchase Plans	Year Ended January 31, 2008	Year Ended December 31, 2006	Year Ended December 31, 2005	Month Ended January 31, 2007
Risk-free interest rate	3.5% - 5.0%	4.5% - 4.8%	3.1% - 3.5%	5.1%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility (range)	33% - 45%	45%	45%	45%
Volatility (weighted average)	43%	45%	45%	45%

The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit (cost) associated with the exercise of stock options for the years ended January 31, 2008, December 31, 2006 and the month ended January 31, 2007:

	Year ended January 31, 2008	Year ended December 31, 2006	Month Ended January 31, 2007
Cost of revenues:
Service and support	$964	$942	$55
Operating expense:
Research and development	7,880	5,940	429
Marketing and selling	5,525	4,791	331
General and administration	4,107	1,924	238

Equity plan-related compensation expense (1)	$18,476	$13,597	$1,053

Tax benefit associated with the exercise of stock options	$85	$390	$196

(1)	Equity plan-related compensation expense includes $17,472 relating to stock options, stock awards and the ESPP and $1,004 relating to the amortization of expense associated with stock issued to the founders of a company we acquired for the year ended January 31, 2008.

At January 31, 2008, we have $33,975 in unrecognized compensation cost related to nonvested awards which is expected to be recognized over a weighted average period of 2.82 years.

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

Employee Savings Plan

We have an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We currently match 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. Our matching contributions to the Savings Plan were $5,972 for the year ended January 31, 2008, $5,817 for 2006, $5,738 for 2005 and $759 for the month ended January 31, 2007.

18. COMMON STOCK WARRANTS

On February 22, 2002, as part of the purchase price for an acquisition, we issued warrants to purchase 50 shares of our common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of January 31, 2008.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of Accumulated other comprehensive income:

	Year ended January 31, 2008
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$26,986	$10,796	$37,782
Unrealized gain on derivatives (Note 8)	1,596	(1,570)	26
Pension liability under SFAS 158	(1,142)	198	(944)

Accumulated other comprehensive income	$27,440	$9,424	$36,864

	Year ended December 31, 2006
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$21,324	$7,493	$28,817
Unrealized gain on derivatives (Note 8)	–	1,833	1,833
Minimum pension liability	(670)	670	–
Pension liability under SFAS 158	–	(1,158)	(1,158)

Accumulated other comprehensive income	$20,654	$8,838	$29,492

	Year ended December 31, 2005
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$30,762	$(9,438)	$21,324
Unrealized gain on derivatives (Note 8)	1,144	(1,144)	–
Minimum pension liability	(855)	185	(670)

Accumulated other comprehensive income	$31,051	$(10,397)	$20,654

	Month ended January 31, 2007
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$28,817	$(1,831)	$26,986
Unrealized gain on derivatives (Note 8)	1,833	(237)	1,596
Pension liability under SFAS 158	(1,158)	16	(1,142)

Accumulated other comprehensive income	$29,492	$(2,052)	$27,440

20. COMMITMENTS AND CONTINGENCIES

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,
2009	$31,803
2010	26,331
2011	19,279
2012	8,796
2013	5,429
Thereafter	10,246

Total	$101,884

Rent expense under operating leases was $34,197 for the year ended January 31, 2008, $32,515 for 2006, $32,179 for 2005, and $3,142 for the month ended January 31, 2007.

We entered into agreements to sublease portions of our facility sites. Rental income under these agreements was $1,266 for the year ended January 31, 2008, $1,160 for 2006, $420 for 2005 and $111 for the month ended January 31, 2007. Under terms of these agreements we expect future rental receipts of $1,310 in fiscal 2009, $1,284 in fiscal 2010, $1,177 in fiscal 2011 and none in fiscal 2012 or fiscal 2013.

INCOME TAXES

As of January 31, 2008, we have a liability of approximately $51,474 for income taxes associated with uncertain income tax positions. Of these liabilities, $48,340 are classified as long-term liabilities in our Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

INDEMNIFICATIONS

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer. As of January 31, 2008, we were not aware of any material liabilities arising from these indemnifications.

LEGAL PROCEEDINGS

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assesses each potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss in accordance with SFAS 5. Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material affect on our results of operations.

21. OTHER INCOME, NET

Other income, net was comprised of the following:

	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Interest income	$7,001	$8,423	$4,680	$803
Gain on sale of investments and property	–	895	1,757	–
Loss (gain) on hedge ineffectiveness (Note 8)	(19)	(1,113)	3,150	38
Foreign exchange (loss) gain	(904)	(354)	143	563
Other, net	(853)	(836)	(913)	(56)

Other income, net	$5,225	$7,015	$8,817	$1,348

22. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosures of cash flow activities:

	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Cash paid for:
Interest (1)	$19,346	$23,079	$19,585	$240
Income taxes	$10,049	$7,061	$3,977	$916

(1)	Cash paid for interest for the year ended January 31, 2008, included: $335 for call premiums on the retirements of Floating Rate Debentures. Cash paid for interest for the year ended December 31, 2006 included: (i) $4,716 for call premiums on the redemption of the Notes and (ii) $869 for call premiums on the retirements of the Floating Rate Debentures. Refer to Note 13. “Notes Payable” for more information regarding the retirements of the Floating Rate Debentures.

During the year ended January 31, 2008, we acquired Sierra Design Automation, Inc. using a combination of cash and common stock. Common stock with a fair value of $39,831 was issued in connection with the acquisition of Sierra Design Automation, Inc., which included both an initial payment and a holdback payment.

23. RELATED PARTY TRANSACTIONS

Certain members of our Board of Directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $39,175 for the year ended January 31, 2008, $39,116 for 2006 and $21,959 for 2005. The related party revenue amounts represented 4.5% of our total revenues for the year ended January 31, 2008, 4.9% for 2006 and 3.1% for 2005. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

24. SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. To determine what information to report under SFAS 131, we reviewed the Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer, President and the Chief Financial Officer.

We operate exclusively in the EDA industry. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia and transportation industries. We sell and license our products through our direct sales force in North America, Europe, Japan and the Pacific Rim and through distributors where third parties can extend sales reach more effectively or efficiently. Our CODMs review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated information by geographic region.

We eliminate all intercompany revenues and expenses in computing Revenues and Operating income (loss). The corporate component of Operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges, in-process research and development charges, and other general expenses. Geographic information is as follows:

	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Revenues:
North America	$397,256	$368,787	$309,098	$14,414
Europe	218,835	208,690	217,361	10,000
Japan	127,011	118,968	100,123	4,787
Pacific Rim	136,630	106,394	86,819	3,080

Total	$879,732	$802,839	$713,401	$32,281

Operating income (loss):
North America	$237,197	$220,981	$172,095	$3,240
Europe	111,197	112,504	121,638	852
Japan	88,038	80,373	59,246	1,495
Pacific Rim	106,014	82,066	65,958	745
Corporate	(471,479)	(435,471)	(392,540)	(37,360)

Total	$70,967	$60,453	$26,397	$(31,028)

Income (loss) before income taxes
North America	$221,100	$197,855	$155,229	$2,269
Europe	112,170	111,930	125,455	1,423
Japan	87,995	80,366	59,022	1,501
Pacific Rim	106,180	82,163	66,052	761
Corporate	(471,517)	(434,406)	(392,464)	(37,341)

Total	$55,928	$37,908	$13,294	$(31,387)

	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Depreciation and amortization of property, plant and equipment:
North America	$16,784	$14,778	$14,923	$1,563
Europe	5,754	5,885	5,169	436
Japan	1,457	1,487	1,500	146
Pacific Rim	3,762	3,150	2,830	291

Total	$27,757	$25,300	$24,422	$2,436

Capital expenditures:
North America	$24,061	$18,372	$14,416	$2,831
Europe	8,716	6,097	6,597	578
Japan	581	1,666	1,117	94
Pacific Rim	4,565	3,154	4,116	174

Total	$37,923	$29,289	$26,246	$3,677

As of	January 31, 2008	December 31, 2006	December 31, 2005	January 31, 2007
Property, plant and equipment, net:
North America	$72,762	$62,354	$59,474	$63,613
Europe	17,290	13,873	12,702	13,758
Japan	2,322	3,044	2,709	2,885
Pacific Rim	8,047	6,829	6,729	6,700

Total	$100,421	$86,100	$81,614	$86,956

Total assets
North America	$805,453	$738,450	$690,440	$734,896
Europe	304,475	283,710	241,164	278,980
Japan	81,036	63,352	56,642	53,121
Pacific Rim	47,149	40,727	32,691	36,378

Total	$1,238,113	$1,126,239	$1,020,937	$1,103,375

A reconciliation of total Revenues and total Property, plant and equipment by country of domicile is as follows:
	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Revenues:
United States	$381,408	$351,696	$294,132	$13,776
Other	498,324	451,143	419,269	18,505

Total	$879,732	$802,839	$713,401	$32,281

As of	January 31, 2008	December 31, 2006	December 31, 2005	January 31, 2007
Property, plant and equipment, net:
United States	$72,521	$62,042	$59,413	$63,324
Other	27,900	24,058	22,201	23,632

Total	$100,421	$86,100	$81,614	$86,956

We segregate revenue into six categories of similar products and services. These categories include Integrated System Design, IC Design to Silicon, Scalable Verification, New and Emerging Products, Services and Other, and Finance Fees. Each category, with the exception of Finance Fees, includes both product and related support revenues. Revenue information is as follows:

	Year ended January 31, 2008	Year ended December 31, 2006	Year ended December 31, 2005	Month ended January 31, 2007
Revenues:
Integrated System Design	$188,590	$191,989	$171,606	$7,923
IC Design to Silicon	297,167	233,928	208,889	9,299
Scalable Verification	206,425	214,929	176,866	8,470
New & Emerging Products	126,291	107,828	100,954	3,397
Services & Other	44,527	42,909	46,934	1,793
Finance Fees	16,732	11,256	8,152	1,399

Total	$879,732	$802,839	$713,401	$32,281

25. QUARTERLY FINANCIAL INFORMATION – UNAUDITED

A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2008
Total revenues	$194,490	$209,933	$190,489	$284,820
Gross margin	$164,777	$177,180	$159,191	$248,489
Operating income (loss)	$4,886	$6,231	$(7,603)	$67,453
Net income (loss)	$290	$1,907	$(9,150)	$35,724
Net income (loss) per share, basic	$–	$0.02	$(0.10)	$0.40
Net income (loss) per share, diluted	$–	$0.02	$(0.10)	$0.39

Quarter ended	March 31	June 30	September 30	December 31
2006
Total revenues	$178,599	$181,126	$193,488	$249,626
Gross margin	$150,799	$153,346	$164,466	$219,483
Operating income (loss)	$901	$3,464	$7,206	$48,882
Net income (loss)	$(5,860)	$(448)	$2,530	$30,982
Net income (loss) per share, basic	$(0.07)	$(0.01)	$0.03	$0.37
Net income (loss) per share, diluted	$(0.07)	$(0.01)	$0.03	$0.36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2008 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2008, the month ended January 31, 2007 and the years ended December 31, 2006 and 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s manag ement. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2008 and December 31, 2006, and the results of their operations and their cash flows for the year ended January 31, 2008, the month ended January 31, 2007, and the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Also, as discussed in note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 18, 2008

Portland, Oregon

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(1) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Our independent registered public accounting firm, KPMG, LLP, has audited our internal control over financial reporting as of January 31, 2008, as stated in their report included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Mentor Graphics Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(1). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of

January 31, 2008 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2008, the month ended January 31, 2007 and the years ended December 31, 2006 and 2005, and our report dated March 18, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

March 18, 2008

Portland, Oregon

(2)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(3)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined by Exchange Act Rules 13a–15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our Directors will be included under “Election of Directors” in our 2008 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included herein on pages 11-12 under the caption “Executive Officers of Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2008 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors–Board of Independence, Committees and Meetings” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under “Director Compensation in 2007”, “Information Regarding Executive Officer Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under “Election of Directors”, “Information Regarding Beneficial Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under “Information Regarding the Board of Directors–Board of Independence, Committees and Meetings” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under “Independent Auditors” in our 2008 Proxy Statement and is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) 1 FINANCIAL STATEMENTS:

The following consolidated financial statements are included in Item 8:

(A) 2 FINANCIAL STATEMENT SCHEDULE:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	63

All other financial statement schedules have been omitted since they are not required, not applicable or the information is included in the Consolidated Financial Statements or Notes.

(A)	3 EXHIBITS

3. A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30. 2004.
B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
4. A.	Rights Agreement, dated as of February 10, 1999, between the Company and American Stock, Transfer & Trust Co. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999.
B.	Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate Convertible Subordinated Debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).
C.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).
D.	Credit Agreement dated as of June 1, 2005 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.F to the Company’s Current Report on Form 8-K filed on June 7, 2005.
E.	First Amendment to Credit Agreement dated as of November 8, 2005 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.G to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
E.	Second Amendment to Credit Agreement dated as of June 20, 2006 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
G.	Third Amendment to Credit Agreement dated as of April 12, 2007 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.
H.	Indenture dated as of March 3, 2006 between the Company and Wilmington Trust Company, as Trustee, related to 6.25% Convertible Subordinated Debentures due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006
I.	Registration Rights Agreement dated March 3, 2006, between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006
10. *A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on December 1, 2006.
*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*D.	1987 Non-Employee Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.
*E.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted to employees under the Company’s stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on November 2, 2004.
*F.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on or after October 9, 2007 to executive officers under our stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.
*G.	Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company’s stock option plans. Incorporated by reference to Exhibit 10.B to the Company’s Current Report on Form 8-K filed on November 2, 2004.
*H.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.G to the Company’s Current Report on Form 8-K filed on June 15, 2007.
*I.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and directors. Incorporated by reference to Exhibit 10.E to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*J.	Form of Severance Agreement entered into between the Company and each of its executive officers. Incorporated by reference to Exhibit 10.I to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
18.	Letter from Independent Registered Public Accounting Firm re: Accounting Disclosure Change.
21.	List of Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2008	MENTOR GRAPHICS CORPORATION
By /s/WALDEN C. RHINES Walden C. Rhines Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ WALDEN C. RHINES Walden C. Rhines	Chief Executive Officer	March 6, 2008

(2)	Principal Financial and Accounting Officer:

	/s/ MARIA M. POPE Maria M. Pope	Vice President, Chief Financial Officer	March 6, 2008

(3)	Directors:

	/s/ WALDEN C. RHINES Walden C. Rhines	Chairman of the Board	March 6, 2008

	/s/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director	March 6, 2008

	/s/ SIR PETER BONFIELD Sir Peter Bonfield	Director	March 6, 2008

	/s/ MARSHA B. CONGDON Marsha B. Congdon	Director	March 6, 2008

	/s/ JAMES R. FIEBIGER James R. Fiebiger	Director	March 6, 2008

	/s/ KEVIN C. MCDONOUGH Kevin C. McDonough	Director	March 6, 2008

	/s/ PATRICK B. McMANUS Patrick B. McManus	Director	March 6, 2008

	/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director	March 6, 2008

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
In Thousands
Year ended December 31, 2005
Allowance for doubtful accounts[1]	$5,272	$676	$1,461	$4,487
Accrued restructuring costs	$12,332	$6,777	$7,485	$11,624
Year ended December 31, 2006
Allowance for doubtful accounts[1]	$4,487	$876	$608	$4,755
Accrued restructuring costs	$11,624	$5,668	$11,000	$6,292
One month ended January 31, 2007
Allowance for doubtful accounts[1]	$4,755	$(334)	$16	$4,405
Accrued restructuring costs	$6,292	$119	$269	$6,142
Year ended January 31, 2008
Allowance for doubtful accounts[1]	$4,405	$383	$211	$4,577
Accrued restructuring costs	$6,142	$10,536	$9,268	$7,410

(1)	Deductions primarily represent accounts written off during the period

