Form 10-Q
period 2008-04-30
MENTOR GRAPHICS CORP
filed 2008-06-04
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road, Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 685-7000

None

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, no par value, outstanding as of June 2, 2008: 90,865,931

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended April 30,	2008	2007
In thousands, except per share data
Revenues:
System and software	$96,843	$117,885
Service and support	82,364	76,605

Total revenues	179,207	194,490

Cost of revenues:
System and software	5,282	4,488
Service and support	25,342	22,183
Amortization of purchased technology	3,238	3,042

Total cost of revenues	33,862	29,713

Gross margin	145,345	164,777

Operating expenses:
Research and development	65,497	59,190
Marketing and selling	76,648	72,560
General and administration	23,061	22,940
Other general income, net	(164)	(230)
Amortization of intangible assets	2,433	1,378
Special charges	9,650	4,053

Total operating expenses	177,125	159,891

Operating income (loss)	(31,780)	4,886
Other income, net	2,375	1,284
Interest expense	(4,162)	(5,118)

Income (loss) before income tax	(33,567)	1,052
Income tax expense (benefit)	(6,079)	762

Net income (loss)	$(27,488)	$290

Net income (loss) per share:
Basic	$(0.30)	$—

Diluted	$(0.30)	$—

Weighted average number of shares outstanding:
Basic	90,750	85,158

Diluted	90,750	88,083

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	April 30, 2008	January 31, 2008
In thousands
Assets
Current assets:
Cash and cash equivalents	$123,839	$117,926
Short-term investments	18,299	8,289
Trade accounts receivable, net of allowance for doubtful accounts of $4,020 as of April 30, 2008 and $4,577 as of January 31, 2008	262,256	332,641
Income taxes receivable	5,449	—
Other receivables	7,584	7,936
Inventory	11,556	8,682
Prepaid expenses and other	21,733	21,433
Deferred income taxes	10,416	9,574

Total current assets	461,132	506,481
Property, plant, and equipment, net of accumulated depreciation of $216,513 as of April 30, 2008 and $210,743 as of January 31, 2008	100,721	100,421
Term receivables, long-term	118,246	134,059
Goodwill	417,803	417,485
Intangible assets, net of accumulated amortization of $97,274 as of April 30, 2008 and $93,103 as of January 31, 2008	29,630	34,396
Deferred income taxes	24,400	23,964
Other assets	34,080	21,307

Total assets	$1,186,012	$1,238,113

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10,291	$14,178
Accounts payable	15,889	23,634
Income taxes payable	—	6,675
Accrued payroll and related liabilities	54,655	78,948
Accrued liabilities	43,455	40,697
Deferred revenue	153,100	154,821

Total current liabilities	277,390	318,953
Notes payable	201,102	201,102
Deferred revenue, long-term	19,578	18,977
Income tax liability	53,032	48,340
Other long-term liabilities	12,525	11,574

Total liabilities	563,627	598,946

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 90,764 shares issued and outstanding as of April 30, 2008 and 90,742 shares issued and outstanding as of January 31, 2008	537,503	531,153
Retained earnings	43,662	71,150
Accumulated other comprehensive income	41,220	36,864

Total stockholders’ equity	622,385	639,167

Total liabilities and stockholders’ equity	$1,186,012	$1,238,113

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended April 30,	2008	2007
In thousands
Operating Cash Flows:
Net income (loss)	$(27,488)	$290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	7,672	6,474
Amortization	6,319	4,988
Write-off of debt issuance costs	—	62
Equity in losses of unconsolidated entities	168	—
Stock-based compensation	6,551	3,065
Deferred income taxes	(912)	(2,670)
Changes in other long-term liabilities	841	(1,531)
Loss (gain) on disposal of property, plant, and equipment, net	(3)	49
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	74,937	(21,831)
Prepaid expenses and other	(7,663)	1,592
Term receivables, long-term	17,685	12,293
Accounts payable and accrued liabilities	(27,956)	(27,515)
Income taxes payable	(2,146)	(970)
Deferred revenue	(3,046)	14,639

Net cash provided by (used in) operating activities	44,959	(11,065)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	4,348	23,248
Purchases of short-term investments	(14,358)	(3,901)
Purchases of property, plant, and equipment, net	(8,974)	(9,062)
Acquisitions of businesses and equity interests, net of cash acquired	(16,692)	(2,248)

Net cash provided by (used in) investing activities	(35,676)	8,037

Financing Cash Flows:
Proceeds from issuance of common stock	151	5,800
Tax benefit from share options exercised	25	—
Net increase (decrease) in short-term borrowings	(3,988)	2,944
Repayments of notes payable and revolving credit facility	—	(3,401)

Net cash provided by (used in) financing activities	(3,812)	5,343

Effect of exchange rate changes on cash and cash equivalents	442	926

Net change in cash and cash equivalents	5,913	3,241
Cash and cash equivalents at the beginning of the period	117,926	95,232

Cash and cash equivalents at the end of the period	$123,839	$98,473

See accompanying notes to unaudited condensed consolidated financial statements.

MENTOR GRAPHICS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for percentages, per share data, and number of employees)

(1)	General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of us and our wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 11, “Commitments and Contingencies”.

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

System and software revenues – We derive system and software revenues from the sale of licenses of software products and emulation hardware systems and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – This license type is primarily used for software sales and provides the customer with a right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation product sales where the software is incidental to the hardware is generally recognized upon delivery.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $4,671 for the three months ended April 30, 2008 and $4,027 for the three months ended April 30, 2007.

Service and support revenues – Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting services, training services, and other services. We recognize revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

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

3. Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with installment terms without providing concessions on payments, products, or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.

4. Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review process. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement, or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.

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

In accordance with Emerging Issues Task Force (EITF) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation),” our policy is to present the Condensed Consolidated Statement of Operations net of taxes collected from customers and remitted to governmental authorities.

Fair Value Measurement

Effective February 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) for our financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not impact our consolidated financial position, results of operations, or cash flows. Pursuant to FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the adoption of SFAS 157 for nonfinancial assests and liabilities until fiscal years beginning after November 15, 2008, we did not adopt SFAS 157 for nonfinancial assets and liabilities. See Note 4, “Fair Value Measurements” for further discussion.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which became effective for fiscal years beginning after November 15, 2007. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 during the three months ended April 30, 2008. As a result, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations, or cash flows.

(3)	Recent Accounting Pronouncements—In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion (APB) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities” (SFAS 161) which is effective for fiscal years beginning on or after November 15, 2008. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. We do not anticipate that the adoption of SFAS 161 will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. This standard also requires all business combinations to be accounted for by applying the acquisition method and for an acquirer to be identified for each business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect of SFAS 141(R) and the impact it will have on our consolidated financial position, results of operations, and cash flows.

(4)	Fair Value Measurement—Effective February 1, 2008, we adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis, as discussed above in Note 2. On a quarterly basis, we measure cash equivalents, available-for-sale securities, and derivatives at fair value. SFAS 157 established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. SFAS 157 classifies these two types of inputs into the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of April 30, 2008:

	Fair Value at April 30, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,299	$18,299
Available-for-sale securities	12,136	12,136
Foreign currency exchange contracts	1,078		1,078

Total	$31,513	$30,435	$1,078	$—

We use a market approach to determine the fair value of available-for-sale securities and cash equivalents. Cash equivalents include certificates of deposit, commercial paper and other highly liquid investments with original maturities of ninety days or less. We carry our available-for-sale securities at fair value based on quoted market prices, with unrealized gains and losses reported in Accumulated other comprehensive income in Stockholders’ equity. We include gains and losses in Other income, net, in our Condensed Consolidated Statement of Operations when realized. Additionally, losses on available-for-sale securities are recorded in our Condensed Consolidated Statement of Operations when we determine that there has been an other-than-temporary decline in their fair value. As of April 30, 2008, we were not aware of any other-than temporary impairment of our available-for-sale securities. See further discussion in Note 7, “Long-Term Investments”.

We use an income approach to determine the fair value of our foreign currency exchange contracts. For foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contract to our Condensed Consolidated Statement of Operations. For foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income, net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 8, “Derivative Instruments and Hedging Activities”.

(5)	Reclassification of Interest Income and Gain (Loss) On Receivables Sold—Term receivables from customers resulting from the sale of software licenses bear no interest. In accordance with APB No. 21, “Interest on Receivables and Payables,” we impute interest on term receivables based on prevailing market rates and record this as a discount against the receivables. In our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, we reclassified the interest income resulting from the accretion of the discount of long-term installment receivables from Other income, net, to finance fee revenue included as a component of System and software revenues in the Consolidated Statement of Operations. Prior to the fourth quarter of the year ended January 31, 2008, we reported interest income resulting from the accretion of the discount of long-term installment receivables in interest income, a component of Other income, net, in the Condensed Consolidated Statement of Operations for all periods presented. Along with this change in classification, we have also reclassified the gain or loss on the sale of receivables from Other income, net, to Other general income, net, a component of Operating expenses. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables and the net proceeds received from the financing institution, previously referred to as the loss on sale of accounts receivable, and (ii) the unaccreted discount on the receivables sold, which we previously recorded in interest income, a component of Other income, net. These reclassifications have been made to the Condensed Consolidated Statement of Operations for the three months ended April 30, 2007 to conform to the presentation for the three months ended April 30, 2008. There is no impact on net income, earnings per share, or beginning retained earnings.

We believe the revised presentation is preferable based on our assessment that the significance of the sale of term licenses that result in long-term receivables has been increasing and the business has become one of our central operations. The impact of the reclassifications on System and software revenues, Other general income, net, and Other income, net, for the three months ended April 30, 2007 was as follows:

Three Months Ended April 30,	2007
System and software revenue, prior to reclassification	$113,858
Finance fee revenue	4,027

System and software revenue, after reclassification	$117,885

Other general income, net, prior to reclassification	$—
Unaccreted discount on receivables sold	(1,076)
Discount on sold receivables	846

Other general income, net, after reclassification	$(230)

Other income, net, prior to reclassification	$5,541
Interest income on long-term installment receivables	(4,027)
Unaccreted discount on receivables sold	(1,076)
Discount on sold receivables	846

Other income, net, after reclassification	$1,284

(6)	Business Combinations—During the three months ended April 30, 2008, we recorded earn-outs based on related revenues derived from products and technologies acquired in prior years’ acquisitions of $571. During the three months ended April 30, 2007, we recorded earn-outs based on related revenues derived from products and technologies acquired in prior acquisitions of $354.

(7)	Long-Term Investments—During March and April 2008, we purchased a 29.98% interest in the ordinary shares of Flomerics Group PLC (Flomerics) in a series of off-market transactions with a total purchase price of $14,183. Flomerics is an electronic design automation (EDA) company in the United Kingdom specializing in computer simulation of engineering design processes involving fluid flow and heat transfer. Flomerics’ ordinary shares trade publicly on the London Stock Exchange’s Alternative Investment Market. We have not applied the equity method of accounting to our investment in Flomerics despite our 29.98% ownership interest as we have determined that we do not have the ability to exercise significant influence over the operating and financial policies of Flomerics. Since Flomerics’ ordinary shares are publicly-traded, we have classified our investment in Flomerics as “available-for-sale” in accordance with the guidance included in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As such, we have adjusted our investment in Flomerics to its fair value as of April 30, 2008 of $12,136 by recognizing a $2,047 unrealized holding loss in Other comprehensive income. See additional discussion of our investment in Flomerics in Note 20, “Subsequent Events”.

In January 2008, we agreed to purchase $2,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto). Calypto is an EDA company with two main products: (i) SLEC, an equivalence checking tool and (ii) PowerPro, a power reduction tool. We purchased $1,000 of the Series D Preferred Stock in January 2008 and the remaining $1,000 is to be purchased in fiscal 2009 and is dependent on Calypto meeting booking and development milestones. The Series D Preferred Stock is convertible into common shares at our option at any time.

At April 30, 2008, we controlled 24.3% of the voting stock of Calypto and 20% of the board of directors. We have determined our investment in Calypto to be “in-substance common stock” as described in EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. Accordingly, we have accounted for our investment in Calypto pursuant to the equity method of accounting, in accordance with APB No. 18, “The Equity Method of Accounting for Certain Investments in Debt and Equity Securities”. We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practicable to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements. During the quarter ended April 30, 2008, we recorded $168 in Other income, net, in our Condensed Consolidated Statement of Operations for our equity in the losses of Calypto for the one month period ended January 31, 2008.

(8)

Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen, where we are in a long position, and the euro and the British pound, where we are in a short position. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the three months ended April 30, 2008. For the three months ended April 30, 2008, approximately one-fourth of European and two-thirds of Japanese revenues were subject to exchange rate fluctuation as they were booked in local currencies. For the three months ended April 30, 2007, approximately one-fourth of European and substantially all Japanese revenues were subject to exchange rate fluctuation.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency forward and option contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions, and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency forward and option contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency forward and option contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency forward or option contract is not highly effective as a hedge under the requirements of SFAS 133. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income, net.

We had $381,545 of notional value foreign currency forward and option contracts outstanding as of April 30, 2008 and $387,606 outstanding as of January 31, 2008. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in Other receivables in the Condensed Consolidated Balance Sheets, was $1,078 as of April 30, 2008 and $687 as of January 31, 2008.

The following provides a summary of activity in Accumulated other comprehensive income relating to our hedging program:

Three Months Ended April 30,	2008	2007
Beginning balance	$26	$1,596
Change in fair value of cash flow hedges	1,805	619
Hedge ineffectiveness recognized in earnings	(23)	(2)
Net (gain) loss transferred to earnings	43	(1,212)

Net unrealized gain	$1,851	$1,001

The remaining hedge-related balance in Accumulated other comprehensive income as of April 30, 2008 represents a net unrealized gain on foreign currency forward and option contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2009. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months. We transferred a deferred loss of $1,541 to System and software revenues relating to foreign currency forward and option contracts hedging revenues for the three months ended April 30, 2008 and a deferred gain of $148 for the three months ended April 30, 2007. We transferred a deferred gain of $1,498 to Operating expenses relating to foreign currency forward and option contracts hedging commission and other expenses for the three months ended April 30, 2008 and $1,064 for the three months ended April 30, 2007.

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

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in interest income, a component of Other income, net, of $663 for the three months ended April 30, 2008 and $556 for the three months ended April 30, 2007. We recorded expense related to time value in Interest expense of $709 for the three months ended April 30, 2008 and $452 for the three months ended April 30, 2007.

(9)	Short-Term Borrowings—In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the revolving credit facility were permitted to a maximum of $120,000. In April 2008, we extended this credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $75 for the three months ended April 30, 2008 and 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We had no borrowings during the three months ended April 30, 2008 and 2007. As of April 30, 2008 and January 31, 2008, there was no balance outstanding against this revolving credit facility.

Short-term borrowings of $6,423 as of April 30, 2008 and $10,449 as of January 31, 2008 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $3,868 as of April 30, 2008 and $3,729 as of January 31, 2008.

(10)	Notes Payable—Notes payable consisted of the following:

	As of
	April 30, 2008	January 31, 2008
6.25% Debentures due 2026	$165,000	$165,000
Floating Rate Debentures due 2023	36,102	36,102

Notes payable	$201,102	$201,102

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures (6.25% Debentures) in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of April 30, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible;

•	A call for the redemption of the 6.25% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs; or

•	During the ten trading days prior to, but not on, the maturity date.

Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures). We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the three months ended April 30, 2008, we did not repurchase any 6.25% Debentures. The principal amount of $165,000 remains outstanding as of April 30, 2008.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.89% for the three months ended April 30, 2008 and 7.01% for the three months ended April 30, 2007. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of April 30, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2007, we may redeem some or all of the Floating Rate Debentures for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the three months ended April 30, 2008, we did not repurchase any Floating Rate Debentures. The principal amount of $36,102 remains outstanding as of April 30, 2008.

(11)	Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum. There have been no significant changes to the future minimum lease payments due under non-cancelable operating leases as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Income Taxes

As of April 30, 2008, we had a liability of approximately $53,818 for income taxes associated with uncertain income tax positions. Of these liabilities, $53,032 are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer. As of April 30, 2008, we were not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess each potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss in accordance with SFAS 5. Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, we base accruals only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

(12)	Accounting for Stock-Based Compensation

Stock Option Plans and Stock Plan

We have two common stock option plans which provide for the granting of incentive stock options, nonqualified stock options (NQSOs), stock appreciation rights, restricted stock, restricted stock units, and performance-based awards. The two common stock option plans are administered by the Compensation Committee of our Board of Directors and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of our company.

We also have a stock plan that provides for the sale of common stock to our officers, key employees, and non-employee consultants. This plan allows for shares to be awarded at no purchase price as a stock bonus or with a purchase price as a NQSO.

Options under the above three plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment at prices generally not less than the fair market value at the date of grant.

We also have a Director’s Stock Plan which was amended in June 2007 to provide for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. During the three months ended April 30, 2008, there were no restricted shares issued under this plan. Options granted under this plan are included in the table below.

At April 30, 2008, a total of 7,592 shares of common stock were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at January 31, 2008	19,693	$14.18
Granted	152	$8.28
Exercised	(22)	$7.63
Forfeited	(113)	$13.77
Expired	(675)	$11.20

Balance at April 30, 2008	19,035	$14.24

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. At April 30, 2008, 2,269 shares remain available for future purchase under the ESPPs.

Stock-Based Compensation Expense

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates. We include the following elements in reaching our determination of expected volatility:

•	Historical volatility of our shares of common stock;

•	Historical volatility of shares of comparable companies;

•	Implied volatility of the option features in our convertible subordinated debentures; and

•	Implied volatility of traded options of comparable companies.

We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average fair value of options granted was $3.53 for the three months ended April 30, 2008 and $8.61 for the three months ended April 30, 2007. There were no awards of restricted stock for the three months ended April 30, 2008 and 2007. The weighted average estimated fair value of purchase rights under the ESPPs was $4.47 for the three months ended April 30, 2008 and $4.28 for the three months ended April 30, 2007. The calculations used the following assumptions:

	Three months ended April 30,
Stock Option Plans	2008	2007
Risk-free interest rate	2.7%	4.6%
Dividend yield	0%	0%
Expected life (in years)	5.0	4.5
Volatility (weighted average)	45%	55%

	Three months ended April 30,
Employee Stock Purchase Plans	2008	2007
Risk-free interest rate	4.5%	5.0%
Dividend yield	0%	0%
Expected life (in years)	1.25	1.25
Volatility (range)	33% – 45%	45%
Volatility (weighted average)	42%	45%

(13)	Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs, and warrants using the treasury stock method. Potentially dilutive common shares also consist of common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2008	2007
Net income (loss)	$(27,488)	$290

Weighted average shares used to calculate basic net income (loss) per share	90,750	85,158
Employee stock options and employee stock purchase plans	—	2,925

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	90,750	88,083

Basic net income (loss) per share	$(0.30)	$—

Diluted net income (loss) per share	$(0.30)	$—

We excluded from the computation of diluted net income (loss) per share options and warrants to purchase 19,572 shares of common stock for the three months ended April 30, 2008 and 8,120 shares of common stock for the three months ended April 30, 2007. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

We excluded from the computation of diluted net income (loss) per share the effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures as they were anti-dilutive. If the Floating Rate Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $304 for the three months ended April 30, 2008 and $550 for the three months ended April 30, 2007. Also included would have been incremental common shares of 1,543 for the three months ended April 30, 2008 and 2,049 for the three months ended April 30, 2007. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of the 6.25% Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $1,057 for the three months ended April 30, 2008 and $2,061 for the three months ended April 30, 2007. Dilutive net income (loss) per share would have included no incremental shares for the three months ended April 30, 2008, as the stock price was below the conversion rate, and 116 common shares for the three months ended April 30, 2007. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 10, “Notes Payable.”

(14)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Three Months Ended April 30,	2008	2007
Net income (loss)	$(27,488)	$290
Change in unrealized gain (loss) on derivative instruments	1,825	(595)
Change in unrealized holding loss on available-for-sale securities	(2,047)	—
Change in accumulated translation adjustment	4,578	5,269

Comprehensive income (loss)	$(23,132)	$4,964

(15)	Special Charges —The following is a summary of the major elements of the special charges:

Three Months Ended April 30,	2008	2007
Employee severance and related costs	$8,114	$3,969
Excess leased facility costs	1,443	(16)
Other	93	100

Total special charges	$9,650	$4,053

During the three months ended April 30, 2008, we recorded special charges of $9,650. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 110 employees during the three months ended April 30, 2008. The reduction impacted several employee groups. Employee severance costs of $8,114 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 19% of these costs were paid during the three months ended April 30, 2008 and we expect to pay the remainder during the fiscal year ending January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,443 during the three months ended April 30, 2008 were primarily due to the abandonment of two additional leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges for the three months ended April 30, 2008 included costs of $93 related to the closure of a division.

During the three months ended April 30, 2007, we recorded special charges of $4,053. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 101 employees during the three months ended April 30, 2007. The reduction impacted several employee groups. Employee severance costs of $3,969 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 57% of these costs were paid during the quarter and the remainder during the fiscal year ended January 31, 2008. There have been no significant modifications to the amount of these charges.

Excess leased facility income of $16 during the three months ended April 30, 2007 resulted from the termination of an abandoned facility lease in a lease buyout. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

Other special charges for the three months ended April 30, 2007 included fees of $100 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2008:

	Accrued special charges as of January 31, 2008	Charges during the three months ended April 30, 2008	Payments during the three months ended April 30, 2008	Accrued special charges as of April 30, 2008 (1)
Employee severence and related costs	$3,903	$8,114	$(2,959)	$9,058
Excess leased facility costs	3,507	1,443	(244)	4,706
Other costs	—	93	(93)	—

Total special charges	$7,410	$9,650	$(3,296)	$13,764

(1)	Of the $13,764 total accrued special charges at April 30, 2008, $3,017 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $10,747 represented the short-term portion of accrued special charges.

(16)	Other Income, Net – Other income, net was comprised of the following:

	Three Months Ended April 30,
	2008	2007
Interest income	$1,563	$1,931
Gain on hedge ineffectiveness	23	2
Foreign exchange gain (loss)	1,184	(413)
Equity in losses of unconsolidated entities	(168)	—
Other, net	(227)	(236)

Other income, net	$2,375	$1,284

(17)	Related Party Transactions—Certain members of our board of directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $8,583 during the three months ended April 30, 2008 and $7,511 for the three months ended April 30, 2007. The related party revenue amounts represented 4.8% of our total revenues for the three months ended April 30, 2008 and 3.9% for the three months ended April 30, 2007. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

(18)	Supplemental Cash Flow Information—The following provides additional information concerning supplemental disclosures of cash flow activities:

Three Months Ended April 30,	2008	2007
Cash paid (refunds received), net for:
Interest (1)	$6,584	$7,982
Income taxes	$(3,162)	$4,268

(1)	Cash paid for interest for the three months ended April 30, 2007 included $102 for the premium on the Floating Rate Debentures. Refer to Note 10, “Notes Payable” for more information regarding the retirement of the Floating Rate Debentures.

(19)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. To determine what information to report under SFAS 131, we reviewed our Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer, President, and Chief Financial Officer.

We operate exclusively in the electronic design automation industry. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We sell and license our products through our direct sales force in North America, Europe, Japan, and the Pacific Rim and through distributors where third parties can extend our sales reach more effectively or efficiently. Our CODMs review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated information by geographic region.

We eliminate all intercompany revenues and expenses in computing Revenues, Operating income (loss), and Income (loss) before income taxes. The corporate component of Operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, other general expense (income), special charges, and in-process research and development charges. Geographic information is as follows:

	Three Months Ended April 30,
	2008	2007
Revenues:
North America	$71,381	$91,568
Europe	53,182	46,865
Japan	34,541	30,173
Pacific Rim	20,103	25,884

Total	$179,207	$194,490

Operating Income (Loss):
North America	$34,893	$55,613
Europe	22,438	22,495
Japan	24,402	21,498
Pacific Rim	13,421	19,791
Corporate	(126,934)	(114,511)

Total	$(31,780)	$4,886

Income (Loss) Before Income Taxes:
North America	$32,416	$51,947
Europe	22,847	22,360
Japan	24,405	21,471
Pacific Rim	13,699	19,785
Corporate	(126,934)	(114,511)

Total	$(33,567)	$1,052

	As of
	April 30, 2008	January 31, 2008
Property, Plant, and Equipment, net:
North America	$72,182	$72,762
Europe	18,995	17,290
Japan	2,208	2,322
Pacific Rim	7,336	8,047

Total	$100,721	$100,421

Total Assets:
North America	$769,451	$807,742
Europe	296,267	302,999
Japan	84,075	80,540
Pacific Rim	36,219	46,832

Total	$1,186,012	$1,238,113

We segregate revenue into six categories of similar products and services. These categories include Integrated System Design, IC Design to Silicon, Scalable Verification, New and Emerging Products, Services and Other, and Finance Fees. Each category, with the exception of Finance Fees, includes both product and related support revenues. Revenue information is as follows:

	Three Months Ended April 30,
	2008	2007
Revenues:
Integrated System Design	$34,425	$44,908
IC Design to Silicon	65,743	70,936
Scalable Verification	41,454	38,588
New & Emerging Products	22,182	24,083
Services & Other	10,732	11,948
Finance Fees	4,671	4,027

Total	$179,207	$194,490

(20)	Subsequent Events —In May 2008, our board of directors announced the terms of a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics. The offer price of £1.056 per share (including Flomerics’ 2007 dividend) represented a premium of approximately 19 percent above the publicly traded price at the time we made the offer. As of the time we made the offer, we held 29.8% of the outstanding common stock of Flomerics. The total price of the remaining shares outstanding as well as the shares to be issued is approximately £18,336, or approximately $36,146 at the April 30, 2008 exchange rate. Flomerics’ board of directors has recommended that its shareholders not accept our offer. The shareholders of Flomerics have until June 8, 2008 to accept our offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All numerical references in thousands, except for percentages, per share data, and number of employees)

Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. Certain of the statements below contain forward-looking statements. These statements are predictions based upon our current expectations about future trends and events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. In particular, we refer you to the risks discussed in Part II, Item 1A. “Risk Factors” and in our other SEC filings, which identify important risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Form 10-Q. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update these forward-looking statements.

THE COMPANY

We are a supplier of electronic design automation (EDA) systems — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of electronic hardware and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.

BUSINESS ENVIRONMENT

Our revenue historically has fluctuated quarterly and has generally been the highest in the fourth quarter of our fiscal year due to our customer’s corporate calendar year-end spending trends.

Business during the first three months of fiscal 2009 slowed from the levels achieved during fiscal 2008, with bookings down 25% compared to the first three months of fiscal 2008. We had record bookings in the first quarter of fiscal 2008. IC Design to Silicon represented 40% of bookings consistent with the first three months of fiscal 2008. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the three months ended April 30, 2008 and 2007 accounted for approximately 45% of total system and software bookings. The number of new customers during the three months ended April 30, 2008 was down 30% from the levels experienced during the three months ended April 30, 2007.

We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Summary of Significant Accounting Policies-Revenue Recognition” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” for a description of the types of product licenses we sell. As the mix shifts among perpetual licenses, fixed term licenses (term) with upfront revenue recognition, and term licenses with revenue that is recognized over a period of time (which includes ratable, due and payable and cash-based revenue recognition), revenues, earnings, cash flow, and days sales outstanding (DSO) are either positively or negatively affected. The year ended January 31, 2008 marked the seventh consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual license revenue decreased. This trend continued during the three months ended April 30, 2008 compared to the three months ended April 30, 2007, and we believe this trend will continue for the remainder of fiscal 2009. Our customers continue to move toward the term license model, which provides them with greater flexibility for product usage, including the option to share products between multiple locations and remix tool use at regular intervals from a fixed product list. As such, most of our larger customers have converted their existing installed base from perpetual to term licenses.

Product Developments

During the first quarter of fiscal 2009, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the three months ended April 30, 2008, we launched a number of new or improved products, which are chronologically listed below:

•

In February 2008, we announced the Questa® Multi-view Verification Components product and the inFactTM intelligent testbench automation tool – two new solutions that speed up verification and improve verification coverage of today’s System on Chip (SoC) designs.

•

In March 2008, we announced the Questa CodelinkTM product, an addition to the Questa Functional Verification Platform designed to speed the validation of application-specific integrated circuits containing one or more embedded processors.

•

In April 2008, we announced with Agilent Technologies, Inc. a jointly developed solution that can improve productivity for the design of radio frequency circuits on printed circuit boards (PCBs). We expect the solution to cut PCB design cycle times up to half and improve the quality of mixed-technology designs.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Financial Performance for the Three Months Ended April 30, 2008

•

Total revenues were $179,207 for the three months ended April 30, 2008, an 8% decrease from the three months ended April 30, 2007. The decrease primarily occurred in Integrated System Design, in our Board Station Flow product, and in IC Design to Silicon in our Calibre product family.

•

System and software revenues were $96,843 for the three months ended April 30, 2008, an 18% decrease from the three months ended April 30, 2007. Product revenue split by license model for the first quarter of fiscal 2009 was 62% term with upfront revenue recognition, 20% perpetual, and 18% term with ratable revenue recognition, which includes due and payable revenue recognition. Product revenue split by license model for the first quarter of fiscal 2008 was 60% term with upfront revenue recognition, 25% perpetual, and 15% term with ratable revenue recognition.

•	Finance fee revenues, included in System and software revenues, were $4,671, a 16% increase over the three months ended April 30, 2007.

•	Service and support revenues were $82,364 for the three months ended April 30, 2008, an 8% increase over the three months ended April 30, 2007.

•	Net loss for the three months ended April 30, 2008 was $27,488 compared to a net income of $290 for the three months ended April 30, 2007.

•

Trade accounts receivable, net decreased to $262,256 as of April 30, 2008, down 21% from $332,641 as of January 31, 2008. Average days sales outstanding increased to 132 days as of April 30, 2008 from 105 days as of January 31, 2008.

•

Cash generated from operating activities was $44,959 during the three months ended April 30, 2008 compared to cash used in operating activities of $11,065 for the three months ended April 30, 2007. As of April 30, 2008, cash, cash equivalents, and short-term investments were $142,138, up 13% from $126,215 as of January 31, 2008.

Critical Accounting Policies

We base our discussion and analysis of our financial condition and results of operations upon our condensed consolidated financial statements which we have prepared in accordance with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, restructuring charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Polices” in our Annual Report on Form 10-K for the year ended January 31, 2008.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three Months Ended April 30,
	2008	Change	2007
System and software revenues	$96,843	(18%)	$117,885
System and software gross margin	$88,323	(20%)	$110,355
Gross margin percent	91%		94%
Service and support revenues	$82,364	8%	$76,605
Service and support gross margin	$57,022	5%	$54,422
Gross margin percent	69%		71%
Total revenues	$179,207	(8%)	$194,490
Total gross margin	$145,345	(12%)	$164,777
Gross margin percent	81%		85%

System and Software

We derive System and software revenues from the sale of licenses of software products and emulation hardware systems. System and software revenues decreased in the three months ended April 30, 2008 compared to the three months ended April 30, 2007 primarily due to:

•	Decreases in Integrated System Design, primarily from our Board Station Flow product; and

•	Decreases in IC Design to Silicon, primarily from our Calibre product family.

These declines were primarily due to: (i) lower perpetual license revenues in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 due to decreased business, and (ii) lower term license revenues primarily the result of revenue recognized on a large term deal in the three months ended April 30, 2007. Total revenues were favorably impacted by approximately 2% due to foreign currency fluctuations during the three months ended April 30, 2008, as more fully described under “Geographic Revenues Information” below.

System and software revenues include finance fee revenues for the amortization of the interest component of our term license installment agreements of $4,671 for the three months ended April 30, 2008 compared to $4,027 for the three months ended April 30, 2007.

System and software gross margin percentage declined for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 due to a fixed cost base in our cost of sales and the decrease in software product revenues. Also contributing to the decline in gross margin percentage was an increase in cost of sales in our emulation products while emulation product revenues remained flat.

The write-down of emulation hardware system inventory was $208 for the three months ended April 30, 2008 compared to $247 for the three months ended April 30, 2007. These reserves reduced inventory to the amount that was expected to ship within twelve months for our Veloce® emulation hardware systems and six months for all other inventory on the assumption that any excess would be obsolete.

Amortization of purchased technology to System and software cost of revenues was $3,238 for the three months ended April 30, 2008 compared to $3,042 for the three months ended April 30, 2007. We amortize purchased technology costs over two to five years to System and software cost of revenues. The increase in amortization for the three months ended April 30, 2008 was primarily due to the accelerated full amortization of certain purchased technology totaling $1,358 due to the closure of our intellectual property division, as well as amortization of certain intangible assets acquired in acquisitions between May 1, 2007 and April 30, 2008. These increases were partially offset by certain assets being fully amortized during the period between May 1, 2007 and April 30, 2008.

Service and Support

Service and support revenues consist of revenues from software and hardware post contract maintenance or support services and professional services, which include consulting, training, and other services. The increase in service and support revenues for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 was primarily due to growth in the installed base of customers under support contracts, specifically in IC Design to Silicon, led by our Calibre product family and our Olympus-SoC place and route product. Additionally, we had growth in revenues from New and Emerging Markets, specifically in our Design for Test product, and from increases in our consulting and training revenues. Total revenues were positively impacted by approximately 2% due to foreign currency fluctuations during the three months ended April 30, 2008, as more fully described under “Geographic Revenues Information” below.

Professional service revenues totaled $9,291 for the three months ended April 30, 2008 compared to $7,873 for the three months ended April 30, 2007. The increase corresponded with increasing customer needs.

The decrease in the service and support gross margin percentage for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 was primarily due to declining gross margins in our consulting business. The consulting gross margin declines were the result of travel costs and consulting costs that exceeded the revenue increases for the three months ended April 30, 2008.

Geographic Revenues Information

Revenue by Geography

	Three Months Ended April 30,
	2008	Change	2007
North America	$71,381	(22%)	$91,568
Europe	53,182	13%	46,865
Japan	34,541	14%	30,173
Pacific Rim	20,103	(22%)	25,884

Total	$179,207	(8%)	$194,490

Revenues decreased in North America for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 primarily due to decreases in software product revenues.

Revenues outside of North America represented 60% of total revenues for the three months ended April 30, 2008 compared to 53% for the three months ended April 30, 2007. Approximately one-fourth of European revenues were booked in local currencies during the three months ended April 30, 2008 and 2007. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 2% for the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Exclusive of currency effects, higher European revenues for the three months ended April 30, 2008 were primarily due to increased software product revenues and support revenues.

Two-thirds of Japanese revenues were recorded in Japanese yen during the three months ended April 30, 2008 compared to substantially all Japanese revenues during the three months ended April 30, 2007. The effects of exchange rate differences from the Japanese yen to the U.S. dollar positively impacted the Japanese revenues by approximately 9% for the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Exclusive of currency effects, higher Japanese revenues for the three months ended April 30, 2008 were primarily due to increased software product revenues and support revenues.

Revenues decreased in the Pacific Rim for the three months ended April 30, 2008 compared to the three months ended April 30, 2007, primarily due to decreases in software product revenues, partially offset by increases in support revenues.

We generate more than half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

	Three Months Ended April 30,
	2008	Change	2007
Research and development	$65,497	11%	$59,190
Marketing and selling	76,648	6%	72,560
General and administration	23,061	1%	22,940
Other general expense (income), net	(164)	(29%)	(230)
Amortization of intangible assets	2,433	77%	1,378
Special charges	9,650	138%	4,053

Total operating expenses	$177,125	11%	$159,891

Research and Development

For the three months ended April 30, 2008 compared to the three months ended April 30, 2007, the increase in research and development costs was primarily due to:

•	The acquisition of Sierra Design Automation, Inc. in the second quarter of fiscal 2008;

•	The year-over-year effect of increases in annual salary costs;

•	A weakening of the U.S. dollar;

•	Increased stock based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)); and

•	Increased outside services costs.

These increases were partially offset by decreases in variable compensation.

Marketing and Selling

For the three months ended April 30, 2008 compared to the three months ended April 30, 2007, the increase in marketing and selling costs was primarily due to:

•	A weakening of the U.S. dollar;

•	The year-over-year effect of increases in annual salary costs;

•	Increased stock based compensation under SFAS 123(R);

•	Increased travel costs; and

•	Increased benefit costs.

These increases were partially offset by decreases in variable compensation and a general decrease in other miscellaneous marketing and selling expenses, none of which was individually material.

General and Administration

For the three months ended April 30, 2008 compared to the three months ended April 30, 2007, the increase in general and administration costs was primarily due to:

•	Increased outside services costs;

•	The year-over-year effect of increases in annual salary costs;

•	Increased stock based compensation under SFAS 123(R); and

•	A weakening of the U.S. dollar.

These increases were largely offset by decreases in variable compensation and a general decrease in other miscellaneous administrative expenses, none of which was individually material.

Other General Income, Net

Other general income, net represents the net gain on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The gain on the sale of long-term receivables consists of two components: (i) the difference between the gross balance of the receivables and the net proceeds received from the financing institution, referred to as the discount on sold receivables and (ii) interest income representing the unaccreted discount on the receivables, which is recognized once the receivables are sold.

The discount on sold receivables was $1,055 during the three months ended April 30, 2008 compared to $846 during the three months ended April 30, 2007. The interest income recognized on sold receivables increased from $1,076 during the three months ended April 30, 2007 compared to $1,219 during the three months ended April 30, 2008. This increase from the three months ended April 30, 2007 to the three months ended April 30, 2008 was due to an increase in the overall sale of receivables, which resulted in higher unaccreted interest income on the receivables at the time of sale. This was partially offset by lower discount rates applied to sold receivables.

Amortization of Intangible Assets

For the three months ended April 30, 2008 compared to the three months ended April 30, 2007, the increase in amortization of intangible assets was primarily due to amortization of certain intangible assets acquired though acquisitions completed during the year ended January 31, 2008. This increase was partially offset by the completion of amortization during the year ended January 31, 2008 of certain intangible assets acquired in previous years.

Special Charges

	Three Months Ended April 30,
	2008	Change	2007
Employee severance	$8,114	104%	$3,969
Excess leased facility costs	1,443	9,119%	(16)
Other	93	(7%)	100

Total special charges	$9,650	138%	$4,053

During the three months ended April 30, 2008, we recorded special charges of $9,650. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 110 employees during the three months ended April 30, 2008. The reduction impacted several employee groups. Employee severance costs of $8,114 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 19% of these costs were paid during the three months ended April 30, 2008 and we expect to pay the remainder during the fiscal year ending January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,443 during the three months ended April 30, 2008 was primarily due to the abandonment of two additional leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges for the three months ended April 30, 2008 included costs of $93 related to the closure of a division.

During the three months ended April 30, 2007, we recorded special charges of $4,053. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 101 employees during the three months ended April 30, 2007. The reduction impacted several employee groups. Employee severance costs of $3,969 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 57% of these costs were paid during the quarter and the remainder during the fiscal year ended January 31, 2008. There have been no significant modifications to the amount of these charges.

Excess leased facility income of $16 during the three months ended April 30, 2007 resulted from the termination of an abandoned facility lease in a lease buyout. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

Other special charges for the three months ended April 30, 2007 included fees of $100 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

Other Income, Net

	Three Months Ended April 30,
	2008	Change	2007
Interest income	$1,563	(19%)	$1,931
Gain on hedge ineffectiveness	23	1,050%	2
Foreign currency exchange gain (loss)	1,184	387%	(413)
Equity in losses of unconsolidated entities	(168)	—	—
Other, net	(227)	4%	(236)

Other income, net	$2,375	85%	$1,284

Interest income included income for the time value of foreign currency contracts of $663 for the three months ended April 30, 2008 and $556 for the three months ended April 30, 2007. Interest income also included interest earned on our cash, cash equivalents, and short-term investments of $900 for the three months ended April 30, 2008 and $1,375 for the three months ended April 30, 2007.

During the three months ended April 30, 2008, we recognized a gain of $23 resulting from the hedge ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) compared to a gain of $2 during the three months ended April 30, 2007.

Other income, net, was impacted by a foreign currency exchange gain of $1,184 in the three months ended April 30, 2008, compared to a loss of $413 for the three months ended April 30, 2007. The increase was primarily due to the favorable movement of exchange rates on foreign exchange contracts relating to certain short-term balance sheet positions in Europe.

During the three months ended April 30, 2008, we recognized a loss of $168 resulting from losses on a long-term investment accounted for under the equity method.

Interest Expense

	Three Months Ended April 30,
	2008	Change	2007
Interest expense	$4,162	(19%)	$5,118

For the three months ended April 30, 2008 compared to the three months ended April 30, 2007, the decrease in interest expense was due largely to the purchase and retirement during fiscal 2008 of $13,748 of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 and $35,000 of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026.

Interest expense for the three months ended April 30, 2008 included:

•	$3,282 for interest expense and the amortization of debt issuance costs on the 6.25% Convertible Subordinated Debentures (6.25% Debentures) and the Floating Rate Debentures; and

•	$709 for the time value of foreign currency contracts.

Interest expense for the three months ended April 30, 2007 included:

•	$4,247 for interest expense and the amortization of debt issuance costs on the 6.25% Debentures and the Floating Rate Debentures;

•	$452 for the time value of foreign currency contracts;

•	$102 for the premium on repurchased Floating Rate Debentures; and

•	$62 for the write-off of unamortized debt issuance costs on repurchased Floating Rate Debentures.

Provision for Income Taxes

	Three Months Ended April 30,
	2008	Change	2007
Income tax expense (benefit)	$(6,079)	(898%)	$762

We recorded an income tax benefit of $6,079 for the three months ended April 30, 2008 and income tax expense of $762 for the three months ended April 30, 2007. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), and changes in tax reserves. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. For the three months ended April 30, 2008, our effective tax rate was 18.1%, after considering discrete items totaling $1,581 of tax expense. Without discrete items, our effective tax rate for the three months ended April 30, 2008 was 22.8%. The effective tax rate for the remainder of fiscal 2009 could change significantly if actual results are different than current outlook-based projections. The projected provision for income taxes for fiscal 2009 at a 31.0% effective tax rate, after the inclusion of discrete items, differs from tax computed at the federal statutory rate primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	The application of tax incentives for research and development in certain jurisdictions.

These differences were offset in part by:

•	Withholding taxes in certain foreign jurisdictions;

•	Increases in foreign tax reserves;

•	Projected losses in the U.S. for which no tax benefit will be recognized; and

•	Nondeductible incentive stock option and employee stock purchase plan compensation expense.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. We then measured the difference using the enacted tax rates and laws that will be in effect when we expect differences to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances in fiscal 2008 against the portion of those deferred tax assets for which realization is uncertain. We expect to continue applying valuation allowances in fiscal 2009, to the extent net deferred tax assets are generated, consistent with prior years. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. in 2002 and 0-In Design Automation, Inc. in 2004 for which subsequently recognized tax benefits will be applied directly to reduce goodwill. Valuation allowances relating to non-U.S. taxing jurisdictions were based on the historical earnings patterns which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions in the ordinary course of business and, as a result, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004, 2005, and 2006 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the adjustments, and we have started the process of contesting the adjustments with the Appeals Office of the IRS. In Ireland and Japan, our statute of limitations remains open for years on and after 2003 and 2004, respectively.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur that would require us to increase or decrease our reserves and effective tax rate. We recorded additional reserves in the three months ended April 30, 2008, and expect to record additional reserves in future periods, with respect to tax positions taken for the current year; however, it is reasonably possible that reserves for prior year tax positions will decrease by a range of $0 to $4,000 due to settlements or expirations of the statute of limitations within the next twelve months. Uncertain tax positions that resolve in our favor will have a positive impact on our effective tax rate, except to the extent such resolution results in a reduction to goodwill or the booking of deferred tax assets subject to a valuation allowance. Certain reductions in our reserves may require cash payments. Please refer to “Liquidity and Capital Resources” in this Item 2. for additional discussion. Accrued tax-related interest and penalties were $2,468 for the three months ended April 30, 2008.

Effects of Foreign Currency Fluctuations

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the three months ended April 30, 2008 as compared to approximately half of our revenues and approximately one-third of our expenses for the three months ended April 30, 2007. For the three months ended April 30, 2008, approximately one-fourth of European and two-thirds of all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the three months ended April 30, 2007, approximately one-fourth of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We generally enter into option contracts at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on our overall results of operations.

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of our Condensed Consolidated Balance Sheets, increased to $42,360 as of April 30, 2008 from $37,782 as of January 31, 2008. This increase reflects the increase in the value of net assets denominated in foreign currencies as a result of the weakening of the U.S. dollar since January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	April 30, 2008	January 31, 2008
Current assets	$461,132	$506,481
Cash, cash equivalents, and short-term investments	$142,138	$126,215

	Three Months Ended April 30,
	2008	2007
Cash provided by (used in) operating activities	$44,959	$(11,065)
Cash used in investing activities, excluding short-term investments	$(25,666)	$(11,310)
Cash (used in) provided by financing activities	$(3,812)	$5,343

Cash, Cash Equivalents, and Short-Term Investments

Cash provided by operating activities for the three months ended April 30, 2008 was $44,959 compared to cash used in operating activities of $11,065 for the three months ended April 30, 2007. The increase in cash flows from operating activities was primarily due to a decrease in Trade accounts receivable. The increase was partially offset by a loss before income taxes for the three months ended April 30, 2008 compared to income before income taxes for the three months ended April 30, 2007. In addition, we had an increase in Prepaid expenses and other for the three months ended April 30, 2008 as compared to a decrease in Prepaid expenses and other for the three months ended April 30, 2007.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the three months ended April 30, 2008, we sold trade receivables of $13,072 and term receivables of $11,234 for net proceeds of $23,251. For the three months ended April 30, 2007, we sold trade receivables of $5,822 and term receivables of $7,319 for net proceeds of $12,295. We continue to evaluate the economics of the sale of accounts receivables and do not have a set target for the sale of accounts receivables for the remainder of fiscal 2009.

Excluding short-term investments, cash used in investing activities for the three months ended April 30, 2008 consisted of cash paid for the acquisition of businesses and equity interests of $16,692 and capital expenditures of $8,974. Cash paid for acquisitions of businesses and equity interests consisted of $14,783 paid for equity interests in unconsolidated entities and $1,909 paid for earnouts related to prior acquisitions. Excluding short-term investments, cash used in investing activities for the three months ended April 30, 2007 consisted of cash paid for the acquisition of businesses and equity interests of $2,248 and capital expenditures of $9,062. Cash paid for acquisitions of businesses and equity interests consisted of $618 paid for a business acquisition and $1,630 paid for earnouts related to prior acquisitions.

Cash used in financing activities for the three months ended April 30, 2008 included:

•	$3,988 used for net repayments of short-term borrowings; and

•	$151 provided by stock option exercises.

Cash provided by financing activities for the three months ended April 30, 2007 included:

•	$5,800 provided by stock option exercises;

•	$2,944 provided by the net increase in short-term borrowings; and

•	$3,401 used for the repurchase of the Floating Rate Debentures, as more fully described below.

Trade Accounts and Term Receivables

	As of
	April 30, 2008	January 31, 2008
Trade accounts receivable, net	$262,256	$332,641
Term receivables, long-term	$118,246	$134,059
Average days sales outstanding in trade accounts receivable	132 days	105 days
Average days sales outstanding in trade accounts receivable, excluding current portion of term receivables	57 days	55 days

Trade Accounts Receivable, Net

Excluding the current portion of term receivables of $148,971, average days sales outstanding were 57 days as of April 30, 2008. Excluding the current portion of term receivables of $157,077, average days sales outstanding were 55 as of January 31, 2008. The increase in the average days sales outstanding in trade accounts receivable was primarily due to decreased revenue in our perpetual and term arrangements for the three months ended April 30, 2008 as compared to the three months ended January 31, 2008.

Term Receivables, Long-Term

The balance is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. The decrease from January 31, 2008 was primarily due to decreased revenue in our term arrangements for the three months ended April 30, 2008 as compared to the three months ended January 31, 2008. Additionally, the decrease in term receivables, long-term was further impacted by the sale of receivables for the three months ended April 30, 2008 as compared to the three months ended January 31, 2008.

Property, Plant, and Equipment, net

	As of
	April 30, 2008	January 31, 2008
Property, plant, and equipment, net	$100,721	$100,421

The increase in Property, plant, and equipment, net was due to normal capital purchases, offset by depreciation and disposals. The increase did not include any individually significant projects.

Accrued Payroll and Related Liabilities

	As of
	April 30, 2008	January 31, 2008
Accrued payroll and related liabilities	$54,655	$78,948

The decrease in Accrued payroll and related liabilities reflects the payment of annual bonus and sales commission accruals offset by incremental accruals for annual bonuses and sales commissions for the three months ended April 30, 2008. The annual bonus accruals as of January 31, 2008 cover twelve months of accruals as compared to three months of accruals as of April 30, 2008. The sales commission accruals were lower as of April 30, 2008 as compared to January 31, 2008 due to lower revenues in the three months ended April 30, 2008 as compared to the three months ended January 31, 2008.

Deferred Revenue

	As of
	April 30, 2008	January 31, 2008
Deferred revenue	$172,678	$173,798

Deferred revenue consists primarily of prepaid annual software support services. The decrease in deferred revenue was primarily due to normal amortization of prepayments on existing contracts during the period.

Income Taxes

As of April 30, 2008, we had a liability of $53,818 for income taxes associated with uncertain income tax positions. Of these liabilities, $53,032 are classified as long-term liabilities on our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Capital Resources

Expenditures for property, plant, and equipment decreased to $8,974 for the three months ended April 30, 2008 compared to $9,062 for the three months ended April 30, 2007. We expect expenditures for property, plant, and equipment for fiscal 2009 will be approximately $36,000 compared to $38,000 for fiscal 2008.

During the three months ended April 30, 2008, we paid $14,183 for a 29.98% interest in the ordinary shares of Flomerics Group PLC, an EDA company in the United Kingdom.

During the three months ended April 30, 2008, we paid $1,909 in contingent earn-out payments based on our revenues derived from products and technologies acquired in transactions. During the three months ended April 30, 2007, we acquired Dynamic Soft Analysis, Inc. which resulted in a net cash payment of $618. Additionally, we paid $1,630 in contingent earn-out payments during the three months ended April 30, 2007 based on our revenues derived from products and technologies acquired in various transactions.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to Securities and Exchange Commission (SEC) Rule 144A under the Securities Act of 1933. The 6.25% Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares at April 30, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the 6.25% Debentures declining to less than 98% of the value of the common stock into which the 6.25% Debentures are convertible;

•	A call for the redemption of the 6.25% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs; or

•	During the ten trading days prior to, but not on, the maturity date.

Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the three months ended April 30, 2008, we did not repurchase any 6.25% Debentures. The principal amount of $165,000 remains outstanding as of April 30, 2008.

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The Floating Rate Debentures have been registered with the SEC for resale under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.89% for the three months ended April 30, 2008 and 7.01% for the three months ended April 30, 2007. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of April 30, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the three months ended April 30, 2008, we did not repurchase any Floating Rate Debentures. The principal amount of $36,102 remains outstanding as of April 30, 2008.

During the three months ended April 30, 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,400, for a total purchase price of $3,502. In connection with this purchase, we incurred a before tax net loss on the early extinguishment of debt of $164, which included a $102 premium on the repurchased Floating Rate Debentures as well as the write-off of $62 of unamortized deferred debt issuance costs.

We may elect to purchase or otherwise retire some or all of the debentures with cash, stock, or other assets from time to time in the open market or privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe that market conditions are favorable to do so. Such purchases may have a material effect on our liquidity, financial condition, and results of operations.

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. Borrowings under the revolving credit facility were permitted to a maximum of $120,000. In April 2008, we extended this credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $75 for the three months ended April 30, 2008 and 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We had no borrowings during the three months ended April 30, 2008 and 2007. As of April 30, 2008 and January 31, 2008, there was no balance outstanding against this revolving credit facility.

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. We anticipate that current cash balances, anticipated cash flows from operating activities, including the effects of financing customer term receivables, amounts available under existing revolving credit facilities, or other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet our working capital needs on a short-term and long-term basis. Our sources of liquidity could be adversely affected by a decrease in demand for our products or a deterioration of our financial ratios.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2009

We expect revenues for the second quarter of fiscal 2009 to be approximately $173 million with net loss per share in the range of ($0.18) to ($0.23). We expect revenues for the fiscal year ending January 31, 2009 to be approximately $915 million with net income per share in the range of $0.45 to $0.50.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

(All numerical references in thousands, except for rate data and percentages)

INTEREST RATE RISK

We are exposed to interest rate risk primarily through our investment portfolio, short-term borrowings, and long-term notes payable. We do not use derivative financial instruments for speculative or trading purposes.

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The table below presents the carrying value and related weighted-average fixed interest rates for our investment portfolio. The carrying value approximates fair value as of April 30, 2008. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$73,761	2.52%
Short-term investments – fixed rate	18,299	2.75%

Total fixed rate interest bearing instruments	$92,060	2.56%

We had convertible subordinated debentures of $165,000 outstanding with a fixed interest rate of 6.25% as of April 30, 2008. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $36,102 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% as of April 30, 2008. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $361.

As of April 30, 2008, we had a syndicated, senior, unsecured, four-year revolving credit facility. Borrowings under the revolving credit facility were permitted to a maximum of $120,000. In April 2008, we extended this credit facility by two years through June 1, 2011. In May 2008, we increased the maximum borrowing capacity to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $75 for the three months ended April 30, 2008 and 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We had no borrowings during the three months ended April 30, 2008 and 2007. As of April 30, 2008 and January 31, 2008, there was no balance outstanding against this revolving credit facility.

We had short-term borrowings of $3,868 outstanding as of April 30, 2008 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $39.

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

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of April 30, 2008, we had the following options outstanding:

•	Japanese yen with contract values totaling $106,342 at a weighted average contract rate of 119.04 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $77,529 at a weighted average contract rate of 1.48 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $31,554 at a weighted average contract rate of 2.10 to hedge forecasted expense exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The following table provides information as of April 30, 2008 about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature within the year ending January 31, 2009.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$80,173	0.65
Japanese Yen	25,716	105.93
British Pound	20,568	0.51
Swedish Krona	11,813	5.89
Indian Rupee	9,270	39.88
Taiwan Dollar	6,144	29.90
Canadian Dollar	2,507	1.00
Swiss Franc	2,378	1.00
Danish Krone	1,912	4.69
Polish Zloty	1,322	2.15
Korean Won	1,191	989.00
Russian Ruble	1,188	23.48
Other	1,938	—

Total	$166,120

Item 4.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The forward-looking statements contained under “Outlook for Fiscal 2009” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2009,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

We face intense competition in the electronic design automation (EDA) industry.

Competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new software license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software products at low prices for promotional purposes or as a long-term pricing strategy. These practices could significantly reduce demand for our products or constrain prices we can charge.

We currently compete primarily with two large companies: Cadence Design Systems, Inc. and Synopsys, Inc. We also compete with numerous smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally.

Weakness in the United States (U.S.) and international economies may harm our business.

The U.S. and international economies are cyclical and experience periodic economic downturns, which could have a material adverse affect on our results of operations. Weakness in these economies could materially adversely impact the timing and receipt of orders for our products and our results of operations. Revenue levels are dependent on the level of technology capital spending, which includes worldwide expenditures for EDA software, hardware, and consulting services.

Our international operations and the effects of foreign currency fluctuations expose us to additional risks.

We obtain nearly two-thirds of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates could have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights.

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

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses and products requested by our customers.

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. In fiscal 2009, we expect revenues to be unusually back-end loaded in the second half of the year, due primarily to planned renewals of existing term contracts with large customers. If these planned contract renewals are delayed or the average size of renewed contracts do not increase as we anticipate, we could fail to meet investors’ expectations, which could have a material adverse impact on our stock price.

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

We derive a substantial portion of our revenues from sales of relatively few product groups and related support services. As such, any factor adversely affecting sales of these products, including the product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, would likely harm our operating results.

We are subject to the cyclical nature of the integrated circuit (IC) and electronics systems industries.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the IC and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns can cause diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices.

Customer payment defaults could harm our business.

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements are typically three years in length and have payments spread over the license term. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

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

We have a lengthy sales cycle that generally extends between three and six months. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. In addition, sales of our products and services may be delayed if customers delay approval or commencement of projects due to customers’ budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes.

Disruptions of our indirect sales channel could affect our future operating results.

Our indirect sales channel is comprised primarily of independent distributors and sales representatives. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, or if the financial condition of our channel participants were to weaken.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service (IRS) and other tax authorities’ examinations. The IRS and tax authorities in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Forecasting our tax rate is complex and subject to uncertainty.

The computation of tax expense is complex as it based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provision under U.S. generally accepted accounting principles. Tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted, and may be treated as discrete accounting. Examples of items which could cause variability in the rate include tax deductions for stock option expense, application of transfer pricing rules and changes in our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate may be materially different than our forecast.

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

The industry in which we compete has seen significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	Difficulties in combining previously separate businesses into a single unit;

•	The substantial diversion of management’s attention from ongoing business when integrating the acquired business;

•	The discovery after the acquisition has been completed of previously unknown liabilities assumed with the acquired business;

•	The failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	The failure to retain key personnel of the acquired business;

•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering and customer support areas;

•	Unanticipated costs;

•	Unanticipated litigation in connection with or as a result of an acquisition, including claims from terminated employees, customers, or third parties;

•	Adverse impacts on existing relationships with suppliers and customers; and

•	Failure to understand and compete effectively in markets in which we have limited experience.

Acquired businesses may not perform as projected, which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls, and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings, and sales levels for acquired products. All of these factors could impair our ability to forecast, meet revenues and earnings targets, and manage effectively our business for long-term growth. We cannot assure that we can effectively meet these challenges.

Supply problems for our emulation hardware systems could harm our business.

The success of our emulation hardware systems depends on our ability to: (i) procure hardware components on a timely basis from a limited number of suppliers, (ii) create stable software for use on the product, (iii) assemble and ship hardware and software systems on a timely basis with appropriate quality control, (iv) develop distribution and shipment processes, (v) manage inventory and related obsolescence issues, and (vi) develop processes to deliver customer support for hardware. Our inability to be successful in any of the foregoing could materially adversely impact us.

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

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. Many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S.

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

Litigation may result in monetary damages, injunctions against future product sales, and substantial unanticipated legal costs and divert the efforts of management personnel, any and all of which could materially adversely impact us.

Third parties may claim infringement or misuse of intellectual property rights.

We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

•	Be time-consuming, costly and/or result in litigation;

•	Divert management’s time and attention from developing our business;

•	Require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	Require us to stop selling or to redesign certain of our products;

•	Require us to release source code to third parties, possibly under open source license terms;

•	Require us to satisfy indemnification obligations to our customers; or

•	Otherwise adversely affect our business, results of operations, financial condition, or cash flows.

Our failure to attract and retain key employees may harm us.

We depend on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot assure that we can continue to recruit and retain such personnel. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

Terrorist attacks and other acts of violence or war may materially adversely impact the markets on which our securities trade, the markets in which we operate, our operations, and our profitability.

Terrorist attacks may negatively affect our operations and investment in our business. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel more difficult and expensive and ultimately affect our revenues.

Any armed conflict entered into by the U.S. could have an adverse impact on our revenues and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact our business. We currently have operations in Pakistan, Egypt, and Israel, countries that may be particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on us.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues, and costs and could result in volatility of the market price for our common stock.

Our articles of incorporation, Oregon law, and our shareholder rights plan may have anti-takeover effects.

Our board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences, and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the board of directors. In February 1999, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act, and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

We have a substantial level of indebtedness.

As of April 30, 2008, we had $211 million of outstanding indebtedness, which includes $36 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $10 million in short-term borrowings. This level of indebtedness among other things could:

•	Make it difficult for us to satisfy our payment obligations on our debt;

•

Make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions, or general corporate purposes;

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

If we experience a decline in revenues, we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results, and financial condition.

Our stock price could become more volatile, and your investment could lose value.

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements, or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings, and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 6.	Exhibits

4.H	Fourth Amendment to Credit Agreement dated as of June 22, 2007 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.H on Form 8-K filed April 23, 2008.

4.I	Fifth Amendment to Credit Agreement dated as of April 23, 2008 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.I on Form 8-K filed April 23, 2008.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4, 2008	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ MARIA M. POPE
Maria M. Pope
Vice President and Chief Financial Officer