Form 10-Q
period 2008-07-31
MENTOR GRAPHICS CORP
filed 2008-09-04
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Number of shares of common stock, no par value, outstanding as of September 2, 2008: 92,357,794

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended July 31,	2008	2007
In thousands, except per share data
Revenues:
System and software	$95,830	$127,884
Service and support	86,574	82,049

Total revenues	182,404	209,933

Cost of revenues:
System and software	4,356	7,354
Service and support	24,030	23,067
Amortization of purchased technology	1,992	2,332

Total cost of revenues	30,378	32,753

Gross margin	152,026	177,180

Operating expenses:
Research and development	64,251	65,063
Marketing and selling	72,799	75,139
General and administration	24,099	23,957
Other general expense (income), net	(273)	14
Amortization of intangible assets	2,537	2,279
Special charges	3,235	(8)
In-process research and development	15,285	4,100

Total operating expenses	181,933	170,544

Operating income (loss)	(29,907)	6,636
Other income, net	628	1,651
Interest expense	(3,798)	(4,941)

Income (loss) before income tax and minority interest	(33,077)	3,346
Income tax expense (benefit)	(15,796)	1,165
Minority interest in net loss of subsidiary	(89)	—

Net income (loss)	$(17,192)	$2,181

Net income (loss) per share:
Basic	$(0.19)	$0.02

Diluted	$(0.19)	$0.02

Weighted average number of shares outstanding:
Basic	91,352	87,526

Diluted	91,352	89,351

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six Months Ended July 31,	2008	2007
In thousands, except per share data
Revenues:
System and software	$192,673	$245,769
Service and support	168,938	158,654

Total revenues	361,611	404,423

Cost of revenues:
System and software	9,638	11,842
Service and support	49,372	45,250
Amortization of purchased technology	5,230	5,374

Total cost of revenues	64,240	62,466

Gross margin	297,371	341,957

Operating expenses:
Research and development	128,633	123,922
Marketing and selling	149,447	147,699
General and administration	47,160	46,897
Other general income, net	(437)	(216)
Amortization of intangible assets	4,970	3,657
Special charges	12,885	4,045
In-process research and development	15,285	4,100

Total operating expenses	357,943	330,104

Operating income (loss)	(60,572)	11,853
Other income, net	3,003	2,935
Interest expense	(7,960)	(10,059)

Income (loss) before income tax and minority interest	(65,529)	4,729
Income tax expense (benefit)	(23,345)	2,056
Minority interest in net loss of subsidiary	(89)	—

Net income (loss)	$(42,095)	$2,673

Net income (loss) per share:
Basic	$(0.46)	$0.03

Diluted	$(0.46)	$0.03

Weighted average number of shares outstanding:
Basic	91,054	86,361

Diluted	91,054	88,704

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	July 31, 2008	January 31, 2008
In thousands
Assets
Current assets:
Cash and cash equivalents	$90,673	$117,926
Short-term investments	11,363	8,289
Restricted cash	5,910	—
Trade accounts receivable, net of allowance for doubtful accounts of $3,283 as of July 31, 2008 and $4,577 as of January 31, 2008	239,339	332,641
Income taxes receivable	27,614	—
Other receivables	9,231	7,936
Inventory	11,787	8,682
Prepaid expenses and other	24,174	21,433
Deferred income taxes	12,622	9,574

Total current assets	432,713	506,481
Property, plant, and equipment, net of accumulated depreciation of $222,344 as of July 31, 2008 and $210,743 as of January 31, 2008	107,718	100,421
Term receivables, long-term	119,092	134,059
Goodwill	421,441	417,485
Intangible assets, net of accumulated amortization of $101,803 as of July 31, 2008 and $93,103 as of January 31, 2008	27,000	34,396
Deferred income taxes	18,066	18,729
Unallocated purchase price (Note 7)	40,816	—
Other assets	27,209	26,542

Total assets	$1,194,055	$1,238,113

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,169	$14,178
Accounts payable	17,421	23,634
Income taxes payable	—	6,675
Accrued payroll and related liabilities	50,984	78,948
Accrued liabilities	54,908	40,697
Deferred revenue	141,442	154,821

Total current liabilities	270,924	318,953
Notes payable	201,102	201,102
Deferred revenue, long-term	20,011	18,977
Income tax liability	53,130	48,340
Other long-term liabilities	19,068	11,574

Total liabilities	564,235	598,946

Commitments and contingencies (Note 12)
Minority interest	691	—
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 92,338 shares issued and outstanding as of July 31, 2008 and 90,742 shares issued and outstanding as of January 31, 2008	558,922	531,153
Retained earnings	29,055	71,150
Accumulated other comprehensive income	41,152	36,864

Total stockholders’ equity	629,129	639,167

Total liabilities and stockholders’ equity	$1,194,055	$1,238,113

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended July 31,	2008	2007
In thousands
Operating Cash Flows:
Net income (loss)	$(42,095)	$2,673
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	15,447	13,225
Amortization	11,530	10,164
Write-off of debt issuance costs	—	62
Equity in losses of unconsolidated entities	643	—
Stock-based compensation	14,135	7,516
Deferred income taxes	(2,229)	1,114
Changes in other long-term liabilities	374	(2,373)
In-process research and development	15,285	4,100
Minority interest in net loss of subsidiary	(89)	—
Loss on disposal of property, plant, and equipment, net	101	49
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	103,956	(13,253)
Prepaid expenses and other	(5,047)	(4,602)
Term receivables, long-term	16,079	6,992
Accounts payable and accrued liabilities	(35,955)	(15,193)
Income taxes receivable and payable	(29,586)	(721)
Deferred revenue	(19,412)	(4,270)

Net cash provided by operating activities	43,137	5,483

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	16,236	35,947
Purchases of short-term investments	(19,310)	(26,913)
Increase in restricted cash	(5,910)	—
Purchases of property, plant, and equipment, net	(19,773)	(20,154)
Acquisitions of businesses and equity interests, net of cash acquired	(48,786)	(37,283)

Net cash used in investing activities	(77,543)	(48,403)

Financing Cash Flows:
Proceeds from issuance of common stock	14,362	15,967
Tax benefit from share options exercised	25	—
Net increase (decrease) in short-term borrowings	(7,472)	483
Repayments of notes payable and revolving credit facility	—	(3,401)

Net cash provided by financing activities	6,915	13,049

Effect of exchange rate changes on cash and cash equivalents	238	803

Net change in cash and cash equivalents	(27,253)	(29,068)
Cash and cash equivalents at the beginning of the period	117,926	95,232

Cash and cash equivalents at the end of the period	$90,673	$66,164

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

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 12, “Commitments and Contingencies.”

Revenue Recognition

We report revenue in two categories based upon how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation product sales where the software is incidental to the hardware is generally recognized upon delivery.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $4,257 for the three months ended July 31, 2008 and $8,928 for the six months ended July 31, 2008 compared to $4,193 for the three months ended July 31, 2007 and $8,220 for the six months ended July 31, 2007.

Service and support revenues – We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. We recognize revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

We apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all software and hardware product revenue transactions where the software is not incidental. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1. Persuasive evidence of an arrangement exists – Generally, we use either a customer signed contract or qualified customer purchase order as evidence of an arrangement for both term and perpetual licenses. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

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

Fair Value Measurement

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) on February 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not impact our consolidated financial position, results of operations, or cash flows. Pursuant to the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, we did not adopt SFAS 157 for nonfinancial assets and liabilities. We are currently evaluating the effect of the adoption of SFAS 157 for nonfinancial assets and liabilities and the impact it will have on our consolidated financial position, results of operations, and cash flows.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) on February 1, 2008. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159. As a result, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations, or cash flows.

(3)	Recent Accounting Pronouncements—In July 2008, the EITF issued EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3) which is effective for fiscal years beginning on or after December 15, 2008. EITF 08-3 clarifies that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. We are currently evaluating the effect of EITF 08-3 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1), which is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and thus, that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Based on a preliminary analysis, we have determined that the new guidance will affect our 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. As a result of the retrospective adoption of FSP APB 14-1, our opening retained earnings will decrease and additional paid in capital will increase. However, we are still assessing the magnitude of the changes and the impact on earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162) which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of generally accepted accounting principles (GAAP) and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. We do not anticipate that the adoption of SFAS 162 will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP FAS 142-3 amends guidance in SFAS No. 142, “Goodwill and Other Intangible Assets” regarding estimating the useful lives of intangible assets. FSP FAS 142-3 requires additional disclosures related to renewing or extending the terms of recognized intangible assets. In estimating the useful life of a recognized intangible asset, FSP FAS 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. We are currently evaluating the effect of FSP FAS 142-3 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) which is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. We are currently evaluating the effect of SFAS 160 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

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

(4)	Change in Accounting for Research and Development Credits—The French Finance Act for 2008 (the FFA) was created to increase foreign investment and improve the business environment in France. The FFA included several changes to the research credit program, two of which were changes to the method used to calculate the research credit and the amounts available for credit. The research credit is for certain research costs incurred in France and can be applied against current income tax liabilities due in France for a period of three years or refunded by the tax authority three years after being filed in a tax declaration if the company is in a tax loss situation. Additionally, due to the changes in its calculation, it is expected that there will be an increase in the amount of credit that will be earned which led us to re-evaluate our accounting for this research and development credit.

Prior to the quarter ended July 31, 2008, we accounted for the French research and development credits as an income tax credit which resulted in the treatment of the credit as reduction of income tax expense. For our interim tax calculations this resulted in the credit impacting our overall annual effective tax rate applied to the quarterly periods. However, the research credit can be recovered irrespective of whether we pay income taxes in France and can be predictably determined as research expenditures are incurred. Effective this quarter, we are changing the accounting treatment of the French research credit to account for it as a subsidy from the government versus an income tax credit and to record the credits as earned as a reduction of research and development costs. We have determined that the credits are earned as the qualifying research expenditures are made.

In accordance with FAS 154, “Accounting Changes and Error Corrections”, the change in accounting principle is reported through retrospective application to all prior periods. Due to the methodology used to allocate intra-period income tax expense to each quarter, there are changes to research and development expense, total operating expense, operating income (loss), net income (loss), and net income (loss) per share for each of the prior periods as illustrated in the table below. However, there will be no impact to the previously reported annual amounts of net income, earnings per share, or retained earnings.

The impact of the change on Research and development expense, Total operating expenses, Operating income (loss), Income (loss) before income taxes and minority interest, Income tax expense (benefit), Net income (loss), and Net income (loss) per share for the periods presented and the three months ended April 30, 2008 and 2007 is as follows:

	Three months ended			Six months ended
	April 30, 2008	July 31, 2007	April 30, 2007	July 31, 2007
Research and development expense, prior to change	$65,497	$65,468	$59,190	$124,658
Impact of accounting change of French research credit	(1,115)	(405)	(331)	(736)

Research and development expense, as revised	$64,382	$65,063	$58,859	$123,922

Total operating expense, prior to change	$177,125	$170,949	$159,891	$330,840
Impact of accounting change of French research credit	(1,115)	(405)	(331)	(736)

Total operating expense, as revised	$176,010	$170,544	$159,560	$330,104

Operating income (loss), prior to change	$(31,780)	$6,231	$4,886	$11,117
Impact of accounting change of French research credit	1,115	405	331	736

Operating income (loss), as revised	$(30,665)	$6,636	$5,217	$11,853

Income (loss) before income tax and minority interest, prior to change	$(33,567)	$2,941	$1,052	$3,993
Impact of accounting change of French research credit	1,115	405	331	736

Income (loss) before income tax and minority interest, as revised	$(32,452)	$3,346	$1,383	$4,729

Income tax expense (benefit), prior to change	$(6,079)	$1,034	$762	$1,796
Impact of accounting change of French research credit	(1,470)	131	129	260

Income tax expense (benefit), as revised	$(7,549)	$1,165	$891	$2,056

Net income (loss), prior to change	$(27,488)	$1,907	$290	$2,197
Impact of accounting change of French research credit	2,585	274	202	476

Net income (loss), as revised	$(24,903)	$2,181	$492	$2,673

Basic EPS, prior to change	$(0.30)	$0.02	$0.00	$0.03
Impact of accounting change of French research credit	0.03	0.00	0.01	0.00

Basic EPS, as revised	$(0.27)	$0.02	$0.01	$0.03

Diluted EPS, prior to change	$(0.30)	$0.02	$0.00	$0.02
Impact of accounting change of French research credit	0.03	0.00	0.01	0.01

Diluted EPS, as revised	$(0.27)	$0.02	$0.01	$0.03

Weighted average number of shares outstanding:
Basic	90,750	87,526	85,158	86,361
Diluted	90,750	89,351	88,083	88,704

We believe the revised presentation is preferable based on our assessment that the French research credits are solely based on our research and development spending within France and can be recovered irrespective of whether we pay income tax in France.

(5)

Reclassification of Interest Income and Gain (Loss) On Receivables Sold—Term receivables from customers resulting from the sale of software licenses bear no interest. In accordance with APB Opinion No. 21, “Interest on Receivables and Payables,” we impute interest on term receivables based on prevailing market rates and record this as a discount against the receivables. In our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, we reclassified the interest income resulting from the accretion of the discount of long-term installment receivables from Other income, net, to finance fee revenues included as a component of System and software revenues in the Consolidated Statement of Operations. Prior to the fourth quarter of the year ended January 31, 2008, we reported interest income resulting from the accretion of the discount of long-term installment receivables in interest income, a component of Other income, net, in the Condensed Consolidated Statement of Operations for all periods presented. Along with this change in classification, we have also reclassified the gain or loss on the sale of receivables from Other income, net, to Other general expense (income), net, a component of Operating expense. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables and the net proceeds received from the financing institution, previously referred to as the loss on sale of accounts receivable, and (ii) the unaccreted discount on the receivables sold, which we previously recorded in interest income, a component of Other income, net. These reclassifications have been made to the Condensed Consolidated Statement of Operations for the three and six months ended July 31, 2007 to conform to the presentation for the three and six months ended July 31, 2008. There is no impact on net income, earnings per share, or beginning retained earnings.

We believe the revised presentation is preferable based on our assessment that the significance of the sale of term licenses that result in long-term receivables has been increasing and the business has become one of our central operations. The impact of the reclassifications on System and software revenues, Other general expense (income), net, and Other income, net, for the three and six months ended July 31, 2007 was as follows:

	Three Month Ended July 31, 2007	Six Month Ended July 31, 2007
System and software revenue, prior to reclassification	$123,691	$237,549
Finance fee revenue	4,193	8,220

System and software revenue, after reclassification	$127,884	$245,769

Other general expense (income), net, prior to reclassification	$—	$—
Unaccreted discount on receivables sold	—	(1,076)
Discount on sold receivables	14	860

Other general expense (income), net, after reclassification	$14	$(216)

Other income, net, prior to reclassification	$5,830	$11,371
Interest income on long-term installment receivables	(4,193)	(8,220)
Unaccreted discount on receivables sold	—	(1,076)
Discount on sold receivables	14	860

Other income, net, after reclassification	$1,651	$2,935

(6)	Fair Value Measurement—Effective February 1, 2008, we adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis, as discussed in Note 2, “Summary of Significant Accounting Policies-Fair Value Measurement”. On a quarterly basis, we measure cash equivalents, short-term investments and derivatives at fair value. SFAS 157 established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. SFAS 157 classifies these two types of inputs into the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of July 31, 2008:

	Fair Value at July 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,196	$41,196	$—	$—
Short-term investments	11,363	11,363	—	—
Foreign currency exchange contracts	2,018	—	2,018	—

Total	$54,577	$52,559	$2,018	$—

We use a market approach to determine the fair value of cash equivalents and short-term investments. Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments with original maturities of ninety days or less. Short-term investments include certificates of deposit, commercial paper, and other highly liquid investments with original maturities in excess of 90 days at the time of purchase and less than one year from the balance sheet date.

We use an income approach to determine the fair value of our foreign currency exchange contracts. For foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contract to our Condensed Consolidated Statement of Operations. For foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income, net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 9, “Derivative Instruments and Hedging Activities”.

(7)	Business Combinations—In May 2008, our board of directors announced a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics Group, PLC (Flomerics), a publicly traded company headquartered in Surrey, UK. On July 9, 2008, we obtained greater than 50% of the then outstanding ordinary shares of Flomerics at which point we began including Flomerics in our results of operations. As of July 31, 2008, we had acquired 93.9% of the outstanding ordinary shares of Flomerics. Flomerics is a market leader in the computer simulation of mechanical engineering design processes including heat transfer and fluid flow simulation. We are integrating the acquired technology into our Mechanical Analysis Division. The total purchase price as of July 31, 2008, including acquisition costs, was $52,181. Net tangible assets acquired, net of minority interests, were $11,365, including cash of $11,850. The allocation of the remaining purchase price among intangible assets and in-process research and development has not been determined. The unallocated purchase price of $40,816 is included in long-term assets in our Condensed Consolidated Balance Sheet as of July 31, 2008. Minority interest in the amount of $89 was excluded from our current period earnings related to Flomerics’ results of operations since July 9, 2008. As of July 31, 2008, we had $5,910 in an escrow account for the purchase of the remaining minority interest, which is classified as Restricted cash on our Condensed Consolidated Balance Sheet. We expect to complete the acquisition of the remaining minority interest in the third quarter of fiscal 2009.

On May 12, 2008, we acquired all of the assets and assumed certain liabilities of Ponte Solutions, Inc., a privately held company based in Mountain View, California that develops and markets yield analysis software. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and will be integrated into our Calibre product family. The total purchase price, including acquisition costs, was $5,686. The excess of liabilities assumed over tangible assets acquired was $431, including cash of $39. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,847, technology of $1,320, other identified intangible assets of $650, and a charge for in-process research and development of $1,300. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

The separate results of operations for the acquisitions during the six months ended July 31, 2008 were not material compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted. The results of operations of the acquired companies are included in our consolidated financial statements from the date of the respective acquisitions forward.

For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product performance goals. These contingent payments, or earn-outs, are accrued when the performance goals are met and the contingent consideration is issued or issuable. We recorded expenses related to earn-outs of $1,061 for the six months ended July 31, 2008 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $2,194 for the six months ended July 31, 2008.

On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by NASDAQ for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts are subject to standard representations and warranties and will generally be released in October 2008 if we have made no claims of indemnification. The indemnity escrow account also includes $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at $2,407 withheld from the founders are subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

In accounting for the Sierra transaction, we are required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by NASDAQ for the five day period beginning with the two day period preceding the measurement date through the two days succeeding the measurement date. In addition, the cash and common stock withheld from the two Sierra founders of $3,797, which is subject to a continued employment requirement, is considered compensation expense to be recognized over the service period and is not included in the acquisition cost. The common stock withheld from the two Sierra founders was valued at $13.61 per share. After this adjustment, the total purchase price of Sierra including transaction costs was $84,818. The excess of tangible assets acquired over liabilities assumed was $6,385, including $9,716 of acquired cash. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $4,100, goodwill of $45,932, technology of $9,400, other identified intangible assets of $17,200, and deferred tax assets of $1,801. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. Of the $770 in transaction costs we recorded, $232 were paid by July 31, 2007, and the remaining $538 were paid by October 31, 2007. The results of Sierra’s operations are included in our consolidated financial statements from the date of acquisition forward.

We recorded earn-outs of $894 for the six months ended July 31, 2007 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $1,829 for the six months ended July 31, 2007.

(8)	Long-Term Investments—In January 2008, we agreed to purchase $2,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto). Calypto is an electronic design automation company with two main products: (i) SLEC, an equivalence checking tool and (ii) PowerPro, a power reduction tool. The Series D Preferred Stock is convertible into common shares at our option at any time. We purchased $1,000 of the Series D Preferred Stock in January 2008. During the three months ended July 31, 2008, we purchased the remaining $1,000 of the Series D Preferred Stock as a result of Calypto substantially meeting certain booking and development milestones established at the time of our initial purchase.

As of July 31, 2008, we controlled 30.3% of the voting stock of Calypto, which increased from 24.3% as of April 30, 2008 as a result of our additional $1,000 investment, and 20% of the participating membership of the board of directors. We have determined our investment in Calypto to be “in-substance common stock” as described in EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. Accordingly, we have accounted for our investment in Calypto pursuant to the equity method of accounting, in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Certain Investments in Debt and Equity Securities”. We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practical to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements. During the three months ended July 31, 2008, we recorded a loss of $475 in Other income, net, in our Condensed Consolidated Statement of Operations for our equity in the losses of Calypto for the three months ended April 30, 2008. For the six months ended July 31, 2008, we recorded a loss of $643 for our equity in the losses of Calypto from our initial investment in January 2008 through April 30, 2008.

(9)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen, where we are in a long position, and the euro and the British pound, where we are in a short position. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the six months ended July 31, 2008. For the six months ended July 31, 2008, approximately one-fourth of European and ninety percent of Japanese revenues were subject to exchange rate fluctuation as they were booked in local currencies. For the six months ended July 31, 2007, approximately one-fourth of European and ninety-five percent of Japanese revenues were subject to exchange rate fluctuation.

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

We had $355,589 of notional value foreign currency forward and option contracts outstanding as of July 31, 2008 and $387,606 outstanding as of January 31, 2008. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts. The fair value of foreign currency forward and option contracts, recorded in Other receivables in the Condensed Consolidated Balance Sheet, was $2,018 as of July 31, 2008 and $687 as of January 31, 2008.

The following provides a summary of activity in Accumulated other comprehensive income for our net unrealized gain relating to our hedging program:

As of July 31,	2008	2007
Beginning balance	$26	$1,596
Change in fair value of cash flow hedges	2,575	492
Hedge ineffectiveness recognized in earnings	(14)	6
Net gain transferred to earnings	(595)	(1,621)

Ending balance	$1,992	$473

The hedge-related balance in Accumulated other comprehensive income as of July 31, 2008 represents a net unrealized gain on foreign currency forward and option contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2009. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months. We transferred a deferred loss of $2,321 to System and software revenues relating to foreign currency forward and option contracts hedging revenues for the six months ended July 31, 2008 compared to a deferred gain of $405 for the six months ended July 31, 2007. We transferred a deferred gain of $2,916 to Operating expenses relating to foreign currency forward and option contracts commission and other expenses for the six months ended July 31, 2008 compared to $1,216 for the six months ended July 31, 2007.

We enter into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. We recognize changes in the fair value of these foreign currency contracts currently in earnings in Other income, net, to offset the remeasurement of the related assets and liabilities.

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in interest income, a component of Other income, net, of $681 for the three months ended July 31, 2008 and $1,344 for the six months ended July 31, 2008 compared to $538 for the three months ended July 31, 2007 and $1,094 for the six months ended July 31, 2007. We recorded expense related to time value in Interest expense of $354 for the three months ended July 31, 2008 and $1,063 for the six months ended July 31, 2008 compared to $501 for the three months ended July 31, 2007 and $953 for the six months ended July 31, 2007.

(10)

Short-Term Borrowings—In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0%

and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $83 for the three months ended July 31, 2008 and $158 for the six months ended July 31, 2008 compared to $76 for the three months ended July 31, 2007 and $151 for the six months ended July 31, 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We had no borrowings during the six months ended July 31, 2008 and 2007. As of July 31, 2008 and January 31, 2008, there was no balance outstanding against this revolving credit facility.

Short-term borrowings of $2,473 as of July 31, 2008 and $10,449 as of January 31, 2008 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $3,696 as of July 31, 2008 and $3,729 as of January 31, 2008.

(11)	Notes Payable—Notes payable consisted of the following:

	As of
	July 31, 2008	January 31, 2008
6.25% Debentures due 2026	$165,000	$165,000
Floating Rate Debentures due 2023	36,102	36,102

Notes Payable	$201,102	$201,102

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of July 31, 2008. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the six months ended July 31, 2008, we did not repurchase any 6.25% Debentures. The principal amount of $165,000 remains outstanding as of July 31, 2008.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus

1.65%. The effective interest rate was 4.67% for the six months ended July 31, 2008 and 7.01% for the six months ended July 31, 2007. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of July 31, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2007, we may redeem some or all of the Floating Rate Debentures for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the six months ended July 31, 2008, we did not repurchase any Floating Rate Debentures. The principal amount of $36,102 remains outstanding as of July 31, 2008.

(12)	Commitments and Contingencies

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

Income Taxes

As of July 31, 2008, we had a liability of $53,130 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Contractual Obligations

In conjunction with the acquisition of undeveloped 22nm technology we acquired under a joint development agreement entered into in the three months ended July 31, 2008, we are required to make payments of $2,500 during fiscal 2009, $5,000 during fiscal 2010, and annual payments of $2,500 each during fiscal 2011 through fiscal 2013. See further discussion of the joint development agreement in Note 18, “In-Process Research and Development”.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer or a set cap. As of July 31, 2008, we were not aware of any material liabilities arising from these indemnifications.

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

(13)	Accounting for Stock-Based Compensation

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

Options under the above three plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment, at prices generally not less than the fair market value at the date of grant.

We also have a Director’s Stock Plan which was amended in June 2007 to provide for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. During the three and six months ended July 31, 2008, there were 14 shares of restricted stock with a fair market value of $214 issued under this plan. Options granted under this plan are included in the table below.

At July 31, 2008, a total of 7,614 shares of common stock were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance at January 31, 2008	19,693	$14.18
Granted	414	$12.37
Exercised	(631)	$8.77
Forfeited	(190)	$13.70
Expired	(897)	$12.37

Balance at July 31, 2008	18,389	$14.41

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. At July 31, 2008, 7,303 shares remain available for future purchase under the ESPPs.

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

We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average fair values are summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Options Granted	$6.91	$6.82	$5.67	$7.45
Restricted Stock Granted	$15.29	$13.61	$15.29	$13.61
ESPP Purchase Rights	$4.63	$4.20	$4.55	$4.24

The calculations used the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Option Plans	2008	2007	2008	2007
Risk-free interest rate	3.4%	4.9%	3.1%	4.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.0 - 6.5	4.5	5.0 - 6.5	4.5
Volatility (weighted average)	47%	55%	46%	55%

	Three Months Ended July 31,		Six Months Ended July 31,
Employee Stock Purchase Plans	2008	2007	2008	2007
Risk-free interest rate	4.6%	4.9%	4.7%	5.0%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility (range)	34% - 45%	45%	33% - 45%	45%
Volatility (weighted average)	43%	45%	43%	45%

(14)	Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs, and warrants using the treasury stock method. Potentially dilutive common shares also include common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net income (loss)	$(17,192)	$2,181	$(42,095)	$2,673

Weighted average shares used to calculate basic net income (loss) per share	91,352	87,526	91,054	86,361
Employee stock options and employee stock purchase plans	—	1,825	—	2,343

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	91,352	89,351	91,054	88,704

Basic net income (loss) per share	$(0.19)	$0.02	$(0.46)	$0.03

Diluted net income (loss) per share	$(0.19)	$0.02	$(0.46)	$0.03

We excluded from the computation of diluted net income (loss) per share options and warrants to purchase 18,482 shares of common stock for the three and six months ended July 31, 2008 compared to 10,877 for the three months ended July 31, 2007 and 10,594 for the six months ended July 31, 2007. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

We excluded from the computation of diluted net income (loss) per share the effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures as they were anti-dilutive. If the Floating Rate Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $283 for the three months ended July 31, 2008 and $585 for the six months ended July 31, 2008 and $551 for the three months ended July 31, 2007 and $1,101 for the six months ended July 31, 2007. Also included would have been incremental common shares of 1,543 for the three and six months ended July 31, 2008 and 1,985 for the three months ended July 31, 2007 and 2,044 for the six months ended July 31, 2007. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of the 6.25% Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $2,643 for the three and six months ended July 31, 2008 compared to $3,203 for the three and six months ended July 31, 2007. Dilutive net income (loss) per share would have included no incremental shares for the three and six months ended July 31, 2008 and no incremental shares for the three and six months ended July 31, 2007, as the stock price was below the conversion rate. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 11, “Notes Payable.”

(15)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Six Months Ended July 31,	2008	2007
Net income (loss)	$(42,095)	$2,673
Change in unrealized gain (loss) on derivative instruments	1,966	(1,123)
Change in accumulated translation adjustment	2,322	5,608

Comprehensive income (loss)	$(37,807)	$7,158

(16)	Special Charges —The following is a summary of the major elements of the special charges:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Employee severance and related costs	$730	$714	$8,844	$4,683
Excess leased facility costs	1,513	(721)	2,956	(737)
Other costs	992	(1)	1,085	99

Total special charges	$3,235	$(8)	$12,885	$4,045

During the six months ended July 31, 2008, we recorded special charges of $12,885. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 130 employees during the six months ended July 31, 2008. The reduction impacted several employee groups. Employee severance costs of $8,844 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 58% of these costs were paid during the six months ended July 31, 2008 and we expect to pay the remainder during the fiscal year ending January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,956 during the six months ended July 31, 2008 were primarily due to the abandonment of five leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges for the six months ended July 31, 2008 included costs of $93 related to the closure of a division, costs of $1,073 related to advisory fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. to acquire us, and other charges of ($81).

During the six months ended July 31, 2007, we recorded special charges of $4,045. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 116 employees during the six months ended July 31, 2007. The reduction impacted several employee groups. Employee severance costs of $4,683 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. These costs were paid during the fiscal year ended January 31, 2008. There have been no significant modifications to the amount of these charges.

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

Other special charges for the six months ended July 31, 2007 included fees of $100 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2008:

	Accrued special charges as of January 31, 2008	Charges during the six months ended July 31, 2008	Payments during the six months ended July 31, 2008	Accrued special charges as of July 31, 2008 (1)
Employee severence and related costs	$3,903	$8,844	$(6,952)	$5,795
Excess leased facility costs	3,507	2,956	(504)	5,959
Other costs	—	1,085	(143)	942

Total special charges	$7,410	$12,885	$(7,599)	$12,696

(1)	Of the $12,696 total accrued special charges at July 31, 2008, $3,887 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $8,809 represented the short-term portion of the accrued lease termination fees and other facility costs.

(17)	Other Income, Net—Other income, net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Interest income	$1,351	$1,894	$2,914	$3,825
Gain (loss) on hedge ineffectiveness	(9)	(8)	14	(6)
Foreign exchange gain (loss)	(73)	(131)	1,111	(544)
Equity in losses of unconsolidated entities	(475)	—	(643)	—
Other, net	(166)	(104)	(393)	(340)

Other income, net	$628	$1,651	$3,003	$2,935

(18)

In-Process Research and Development—We incurred $13,985 of in-process research and development charges related to undeveloped technology acquired through a joint development agreement addressing technological challenges of integrated circuit design at 22 nanometer geometries. This agreement was signed during the three and six months ended July 31, 2008. We based the value of the charge on the present value of the four year payment obligation as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in the Calibre® product family once development is completed.

Other in-process research and development charges for the three and six months ended July 31, 2008 and 2007 relate to acquisitions of businesses. See further discussion of these amounts in Note 7, “Business Combinations”.

(19)

Related Party Transactions—Certain members of our board of directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $18,048 for the three months ended July 31, 2008 and $26,631 for the six months ended July 31, 2008, representing 9.9% of our total revenues for the three months ended July 31, 2008 and 7.4% for the six months ended July 31, 2008. We recognized revenue from these customers of $8,596 for the three months ended July 31, 2007 and $16,107 for the six months ended July 31, 2007, representing 4.1% of our total revenues for the three months ended July 31, 2007 and 4.0% for the six months ended July 31, 2007. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

(20)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Six months ended July 31,	2008	2007
Cash paid, net for:
Interest (1)	$7,503	$9,375
Income taxes	$1,938	$6,042

(1)	Cash paid for interest for the six months ended July 31, 2007 included $102 for the premium on the Floating Rate Debentures.

During the six months ended July 31, 2007, we acquired Sierra using a combination of cash and stock. Common stock with a fair value of $39,831 was issued in connection with the acquisition of Sierra which included both an initial payment and a holdback payment.

(21)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. To determine what information to report under SFAS 131, we reviewed our Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer, President, and Chief Financial Officer.

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

We eliminate all intercompany revenues and expenses in computing Revenues, Operating income (loss), and Income (loss) before income tax and minority interest. The corporate component of Operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, other general expense (income), special charges, and in-process research and development charges. Geographic information is as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues:
North America	$64,734	$114,428	$136,115	$205,996
Europe	58,382	42,448	111,564	89,313
Japan	33,893	19,938	68,434	50,111
Pacific Rim	25,395	33,119	45,498	59,003

Total	$182,404	$209,933	$361,611	$404,423

Operating Income (Loss):
North America	$32,195	$73,962	$67,088	$129,575
Europe	31,661	16,954	54,099	39,449
Japan	23,832	11,466	48,234	32,964
Pacific Rim	18,596	26,368	32,017	46,159
Corporate	(136,191)	(122,114)	(262,010)	(236,294)

Total	$(29,907)	$6,636	$(60,572)	$11,853

Income (Loss) Before Income Tax and Minority Interest:
North America	$28,655	$70,202	$61,071	$122,149
Europe	32,148	17,445	54,995	39,805
Japan	23,815	11,444	48,220	32,915
Pacific Rim	18,496	26,369	32,195	46,154
Corporate	(136,191)	(122,114)	(262,010)	(236,294)

Total	$(33,077)	$3,346	$(65,529)	$4,729

We segregate revenue into six categories of similar products and services. Each category, with the exception of Finance Fees, includes both product and related support revenues. Revenue information is as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues:
Integrated System Design	$40,810	$40,350	$75,235	$85,258
IC Design to Silicon	53,745	77,943	119,488	148,879
Scalable Verification	44,417	48,368	85,871	86,956
New & Emerging Products	27,649	27,861	49,831	51,944
Services & Other	11,526	11,218	22,258	23,166
Finance Fees	4,257	4,193	8,928	8,220

Total	$182,404	$209,933	$361,611	$404,423

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All numerical references in thousands, except for percentages, per share data, and number of employees)

Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. Certain of the statements below contain forward-looking statements. These statements are predictions based upon our current expectations about future trends and events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. In particular, we refer you to the risks discussed in Part II, Item 1A. “Risk Factors” and in our other Securities and Exchange Commission (SEC) filings, which identify important risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements.

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

BUSINESS ENVIRONMENT

Our revenue has historically fluctuated quarterly and has generally been the highest in the fourth quarter of our fiscal year due to our customers’ corporate calendar year-end spending trends.

Business for the first half of fiscal 2009 slowed from the levels achieved during fiscal 2008, with bookings down 10% compared to the first half of fiscal 2008. IC Design to Silicon represented 35% of bookings for the first six months of fiscal 2009 compared to 40% for the first six months of fiscal 2008. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the six months ended July 31, 2008 accounted for approximately 40% of total system and software bookings compared to 35% for the six months ended July 31, 2007. The number of new customers during the six months ended July 31, 2008 was down 30% from the levels experienced during the six months ended July 31, 2007.

We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and we have the opportunity to build significant market share.

License Model Mix

License model trends can have a material impact on various aspects of our business. See “Summary of Significant Accounting Policies-Revenue Recognition” in the Notes to our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” for a description of the types of product licenses we sell. As the mix shifts among perpetual licenses, fixed term licenses (term) with upfront revenue recognition, and term licenses with revenue that is recognized over a period of time (which includes ratable due and payable and cash-based revenue recognition), revenues, earnings, cash flow, and days sales outstanding are either positively or negatively affected. The year ended January 31, 2008 marked the seventh consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual license revenue decreased. This trend continued during the six months ended July 31, 2008 and we believe this trend will continue for the remainder of fiscal 2009. Our customers continue to move toward the term license model, which provides them with greater flexibility for product usage, including the option to share products between multiple locations and remix tool use at regular intervals from a fixed product list. As such, most of our larger customers have converted their existing installed base from perpetual to term licenses.

Product Developments

During the second quarter of fiscal 2009, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the six months ended July 31, 2008, we launched a number of new or improved products, which are chronologically listed below:

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

Second Quarter

•

In May 2008, we acquired substantially all of the assets of Ponte Solutions, Inc. (Ponte), a developer of integrated circuit (IC) design for manufacturing products. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and will be integrated into our Calibre® product family.

•

In June 2008, we announced our IC implementation strategy to aid customers with the challenges of moving to smaller process nodes. This strategy included the merger of our Calibre physical verification and Design-for-Manufacturing platform, the Olympus-SoCTM place-and-route system, and our Design-for-Test and Yield Learning solution into a single Design-to-Silicon division.

•

In June 2008, we announced that inFactTM , our award-winning intelligent testbench automation tool, has been enhanced to enable large simulations to be automatically distributed across up to 1000 CPUs.

•	Also in June 2008, we announced our Veloce® family of hardware-assisted verification products and the iSolveTM Multimedia product to accelerate the verification of multimedia products.

•

In July 2008, we announced that our virtual prototyping tool, SystemVisionTM, supports Design for Six Sigma methodologies to achieve cost-effective design innovation by a model-driven development process in the automotive industry.

•

Also in July 2008, we acquired Flomerics Group, PLC (Flomerics), the market share leader in thermal analysis for electronics application and a technical leader in engineering fluid dynamics. We are integrating the acquired technology into our Mechanical Analysis Division.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Financial Performance for the Six Months Ended July 31, 2008

•

Total revenues were $182,404 for the three months ended July 31, 2008 and $361,611 for the six months ended July 31, 2008, a decrease of 13% from the three months ended July 31, 2007 and 11% from the six months ended July 31, 2007. The decreases primarily occurred in IC Design to Silicon, in our Calibre product family.

•

System and software revenues were $95,830 for the three months ended July 31, 2008 and $192,673 for the six months ended July 31, 2008, a decrease of 25% from the three months ended July 31, 2007 and 22% from the six months ended July 31, 2007. Product revenue split by license model for the second quarter of fiscal 2009 was 63% term with upfront revenue recognition, 20% perpetual, and 17% term with ratable revenue recognition, which includes due and payable revenue recognition. Product revenue split by license model for the second quarter of fiscal 2008 was 63% term with upfront revenue recognition, 23% perpetual, and 14% term with ratable revenue recognition.

•

Finance fee revenues, included in System and software revenues, were $4,257 for the three months ended July 31, 2008 and $8,928 for the six months ended July 31, 2008, an increase of 2% from the three months ended July 31, 2007 and 9% from the six months ended July 31, 2007.

•

Service and support revenues were $86,574 for the three months ended July 31, 2008 and $168,938 for the six months ended July 31, 2008, an increase of 6% from the three and six months ended July 31, 2007.

•

Net loss was $17,192 for the three months ended July 31, 2008 and $42,095 for the six months ended July 31, 2008 compared to a net income of $2,181 for the three months ended July 31, 2007 and $2,673 for the six months ended July 31, 2007.

•

Trade accounts receivable, net, decreased to $239,339 as of July 31, 2008, down 28% from $332,641 as of January 31, 2008. Average days sales outstanding increased to 118 days as of July 31, 2008 from 105 days as of January 31, 2008.

•

Cash provided by operating activities was $43,137 during the six months ended July 31, 2008 compared to cash provided by operating activities of $5,483 for the six months ended July 31, 2007. As of July 31, 2008, cash, cash equivalents, and short-term investments were $102,036, down 19% from $126,215 as of January 31, 2008.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For a discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended January 31, 2008.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
System and software revenues	$95,830	(25%)	$127,884	$192,673	(22%)	$245,769
System and software gross margin	$89,482	(24%)	$118,198	$177,805	(22%)	$228,553
Gross margin percent	93%		92%	92%		93%
Service and support revenues	$86,574	6%	$82,049	$168,938	6%	$158,654
Service and support gross margin	$62,544	6%	$58,982	$119,566	5%	$113,404
Gross margin percent	72%		72%	71%		71%
Total revenues	$182,404	(13%)	$209,993	$361,611	(11%)	$404,423
Total gross margin	$152,026	(14%)	$177,180	$297,371	(13%)	$341,957
Gross margin percent	83%		84%	82%		85%

System and Software

We derive System and software revenues from the sale of licenses of software products and emulation hardware systems. System and software revenues decreased in the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007 primarily in the following categories:

•	Decreases in IC Design to Silicon, primarily from our Calibre product family;

•	Decreases in Scalable Verification, primarily from our Emulation products; and

•	Decreases in New and Emerging Markets, primarily from our Design-for-Test and Embedded Software products, partially offset by increases in our automotive cabling product revenues.

These declines were primarily due to: (i) lower term license revenues primarily as a result of revenue recognized on one large term deal in the three months ended July 31, 2007 and two large term deals in the six months ended July 31, 2007 and (ii) lower perpetual license revenues as a result of decreased business. Total revenues were favorably impacted by approximately 3% due to foreign currency fluctuations during the three months ended July 31, 2008 and 2% during the six months ended July 31, 2008, as more fully described under “Geographic Revenues Information” below.

System and software revenues include finance fee revenues for the amortization of the interest component of our term license installment agreements of $4,257 for the three months ended July 31, 2008 and $8,928 for the six months ended July 31, 2008 compared to $4,193 for the three months ended July 31, 2007 and $8,220 for the six months ended July 31, 2007.

System and software gross margin percentage increased for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 due to an increase in the gross margin of our automotive cabling products which grew in large part as a result of one term deal in the three months ended July 31, 2008. This increase was partially offset by declining gross margins of our emulation products resulting from a revenue decline that exceeded the decline of cost of sales.

System and software gross margin percentage decreased for the six months ended July 31, 2008 compared to the six months ended July 31, 2007 due to declining gross margins of our emulation products resulting from revenue declines that exceeded the decline in cost of sales.

The write-down of emulation hardware system inventory was $388 for the three months ended July 31, 2008 and $596 for the six months ended July 31, 2008 compared to $552 for the three months ended July 31, 2007 and $799 for the six months ended July 31, 2007. These reserves reduced inventory to the amount that was expected to ship within twelve months for our Veloce® emulation hardware systems and six months for all other inventory on the assumption that any excess would be obsolete.

Amortization of purchased technology to System and software cost of revenues was $1,992 for the three months ended July 31, 2008 and $5,230 for the six months ended July 31, 2008 compared to $2,332 for the three months ended July 31, 2007 and $5,374 for the six months ended July 31, 2007. We amortize purchased technology costs over two to five years to System and software cost of revenues. The decrease in amortization for the three and six months ended July 31, 2008 was primarily due to certain assets being fully amortized during the period between August 1, 2007 and July 31, 2008. This decrease for the six months ended July 31, 2008 was partially offset by the full amortization of certain purchased technology totaling $1,358 in the three months ended April 30, 2008 due to the closure of our intellectual property division and amortization of certain intangible assets acquired in acquisitions between August 1, 2007 and July 31, 2008.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. The increase in service and support revenues for the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007 was primarily due to growth in the installed base of customers under support contracts, specifically in IC Design to Silicon, led by our Calibre product family and our Olympus-SoC place and route product. Additionally, we had growth in revenues from New and Emerging Markets, specifically in our Design-for-Test product, and Scalable Verification, led by our ModelSim products. Increases in our consulting and training revenues also contributed to the revenue growth in service and support revenues. Total revenues were positively impacted by approximately 3% due to foreign currency fluctuations during the three months ended July 31, 2008 and 2% during the six months ended July 31, 2008, as more fully described under “Geographic Revenues Information” below.

Professional service revenues totaled $9,042 for the three months ended July 31, 2008 and $18,333 for the six months ended July 31, 2008 compared to $7,644 for the three months ended July 31, 2007 and $15,517 for the six months ended July 31, 2007.

The service and support gross margin percentage remained flat for the three and six months ended July 31, 2008 as compared to the three and six months ended July 31, 2007.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
North America	$64,734	(43%)	$114,428	$136,115	(34%)	$205,996
Europe	58,382	38%	42,448	111,564	25%	89,313
Japan	33,893	70%	19,938	68,434	37%	50,111
Pacific Rim	25,395	(23%)	33,119	45,498	(23%)	59,003

Total	$182,404	(13%)	$209,933	$361,611	(11%)	$404,423

Revenues decreased in North America for the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007 primarily due to decreases in software product revenues.

Revenues outside of North America represented 65% of total revenues for the three months ended July 31, 2008 and 62% for the six months ended July 31, 2008 compared to 45% for the three months ended July 31, 2007 and 49% for the six months ended July 31, 2007. Approximately one-fourth of European revenues were booked in local currencies during the three months ended July 31, 2008 compared to approximately one-third of European revenues during the three months ended July 31, 2007. Approximately one-fourth of European revenues were booked in local currencies during the six months ended July 31, 2008 and 2007. The effects of exchange rate differences from the European currencies to the U.S. dollar positively impacted European revenues by approximately 2% for the three and six months ended July 31, 2008. Exclusive of currency effects, higher European revenues for the three and six months ended July 31, 2008 were primarily due to increased software product revenues.

Approximately all Japanese revenues were recorded in Japanese yen during the three months ended July 31, 2008 compared to approximately ninety-five percent of Japanese revenues during the three months ended July 31, 2007. Approximately ninety percent of Japanese revenues were recorded in Japanese yen during the six months ended July 31, 2008 compared to approximately ninety-five percent of Japanese revenues during the six months ended July 31, 2007. The effects of exchange rate differences from the Japanese yen to the U.S. dollar positively impacted Japanese revenues by approximately 15% for the three months ended July 31, 2008 and 12% for the six months ended July 31, 2008. Exclusive of currency effects, higher Japanese revenues for the three and six months ended July 31, 2008 were primarily due to increased software product revenues.

Revenues decreased in the Pacific Rim for the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007, primarily due to decreases in software product revenues.

We generate more than half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

	Three Months Ended July 31,			Six Months Ended July 31,
	2008	Change	2007	2008	Change	2007
Research and development	$64,251	(1%)	$65,063	$128,633	4%	$123,922
Marketing and selling	72,799	(3%)	75,139	149,447	1%	147,699
General and administration	24,099	1%	23,957	47,160	1%	46,897
Other general expense (income), net	(273)	(2,050%)	14	(437)	102%	(216)
Amortization of intangible assets	2,537	11%	2,279	4,970	36%	3,657
Special charges	3,235	40,538%	(8)	12,885	219%	4,045
In-process research and development	15,285	273%	4,100	15,285	273%	4,100

Total operating expenses	$181,933	7%	$170,544	$357,943	8%	$330,104

Research and Development

For the three months ended July 31, 2008 compared to the three months ended July 31, 2007, the decrease in research and development costs was primarily due to decreased variable compensation and an increase in research and development credits to offset costs incurred in France. The increase in research and development credits were due to changes in the calculations of credits as further discussed in Note 4, “Change in Accounting for Research and Development Credits”. These decreases were partially offset by:

•	The year-over-year effect of increases in annual salary costs;

•	Increased stock based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R));

•	The acquisition of Sierra Design Automation, Inc. (Sierra) in the second quarter of fiscal 2008; and

•	A weakening of the U.S. dollar.

For the six months ended July 31, 2008 compared to the six months ended July 31, 2007, the increase in research and development costs was primarily due to:

•	The year-over-year effect of increases in annual salary costs;

•	The acquisition of Sierra in the second quarter of fiscal 2008;

•	Increased stock based compensation under SFAS 123(R); and

•	A weakening of the U.S. dollar.

These increases were partially offset by decreased variable compensation and an increase in research and development credits to offset costs incurred in France.

Marketing and Selling

For the three months ended July 31, 2008 compared to the three months ended July 31, 2007, the decrease in marketing and selling costs was primarily due to:

•	Decreased variable compensation and

•	Decreased travel costs.

These decreases were partially offset by:

•	The year-over-year effect of increases in annual salary costs;

•	Increased stock based compensation under SFAS 123(R); and

•	A weakening of the U.S. dollar.

For the six months ended July 31, 2008 compared to the six months ended July 31, 2007, the increase in marketing and selling costs was primarily due to:

•	A weakening of the U.S. dollar;

•	The year-over-year effect of increases in annual salary costs; and

•	Increased stock based compensation under SFAS 123(R).

These increases were partially offset by decreased variable compensation.

General and Administration

For the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007, general and administration costs were relatively flat as decreases in variable compensation were more than offset by increases in stock-based compensation under SFAS 123(R), salary costs and increased costs resulting from the acquisition of Flomerics in the second quarter of fiscal 2009.

Other General Expense (Income), Net

Other general expense (income), net represents the net gain on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The gain on the sale of long-term receivables consists of two components: (i) the difference between the gross balance of the receivables and the net proceeds received from the financing institution, referred to as the discount on sold receivables and (ii) interest income representing the unaccreted discount on the receivables, which is recognized once the receivables are sold.

The discount on sold receivables was $684 during the three months ended July 31, 2008 and $1,738 during the six months ended July 31, 2008 compared to $14 during the three months ended July 31, 2007 and $860 during the six months ended July 31, 2007. The interest income recognized on sold receivables was $957 during the three months ended July 31, 2008 and $2,175 during the six months ended July 31, 2008 compared to $1,076 during the six months ended July 31, 2007. These increases were due to an increase in the overall sale of receivables, which resulted in higher unaccreted interest income on the receivables at the time of sale. This was partially offset by lower discount rates applied to sold receivables.

Amortization of Intangible Assets

For the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007, the increase in amortization of intangible assets was primarily due to amortization of certain intangible assets acquired in acquisitions between August 1, 2007 and July 31, 2008. This increase is partially offset by certain assets being fully amortized during the period between August 1, 2007 and July 31, 2008.

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
Employee severance and related costs	$730	2%	$714	$8,844	89%	$4,683
Excess leased facility costs	1,513	310%	(721)	2,956	501%	(737)
Other costs	992	99,300%	(1)	1,085	996%	99

Total special charges	$3,235	40,538%	$(8)	$12,885	219%	$4,045

We recorded special charges of $3,235 during the three months ended July 31, 2008 and $12,885 during the six months ended July 31, 2008. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 20 employees during the three months ended July 31, 2008 and 130 employees during the six months ended July 31, 2008. The reduction impacted several employee groups. Employee severance costs of $730 during the three months ended July 31, 2008 and $8,844 during the six months ended July 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 58% of these costs were paid during the six months ended July 31, 2008 and we expect to pay the remainder during the fiscal year ending January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,513 during the three months ended July 31, 2008 and $2,956 during the six months ended July 31, 2008 were primarily due to the abandonment of five leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges of $992 during the three months ended July 31, 2008 included costs of $1,073 related to fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. to acquire us, and other charges of ($81). Other special charges of $1,085 during the six months ended July 31, 2008 included costs of $93 related to the closure of a division, costs of $1,073 related to fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. to acquire us, and other charges of ($81).

We recorded a reduction in special charges of $8 during the three months ended July 31, 2007 and special charges of $4,045 during the six months ended July 31, 2007. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 15 employees during the three months ended July 31, 2007 and 116 employees during the six months ended July 31, 2007. The reduction impacted several employee groups. Employee severance costs of $714 during the three months ended July 31, 2007 and $4,683 during the six months ended July 31, 2007 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. These costs were paid during the fiscal year ended January 31, 2008. There have been no significant modifications to the amount of these charges.

The reduction of excess leased facility costs of $721 during the three months ended July 31, 2007 and $737 during the six months ended July 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in the three months ended July 31, 2007 and the termination of an abandoned facility lease in a lease buyout in the three months ended April 30, 2007. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

The reduction of special charges of $1 during the three months ended July 31, 2007 resulted from a change in the estimate of the lease buyout in the prior quarter. Other special charges for the six months ended July 31, 2007 included fees of $100 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country.

In-Process Research and Development

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
In-process research and development	$15,285	273%	$4,100	$15,285	273%	$4,100

The total in-process research and development of $15,285 for the three and six months ended July 31, 2008 consisted of $1,300 assigned to one program, Litho-Etch, resulting from the Ponte asset acquisition and $13,985 resulting from undeveloped technology acquired through the joint development agreement addressing technological challenges of IC design at 22 nanometer (nm) geometries. As of July 31, 2008, we had not yet determined the amount of the charge for in-process research and development related to the Flomerics acquisition. The total acquired in-process research and development of $4,100 for the three and six months ended July 31, 2007 was assigned entirely to one program, Next Generation Pinnacle, resulting from the Sierra acquisition.

We based the value of the Ponte in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of this in-process research and development, the assumed commercialization date for the product was the fourth quarter of fiscal 2009. The modeled cash flow was discounted back to the net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of this in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value and the risk associated with the development of technology. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with the acquired research and development are considered high, and no assurance can be made that these products will generate any benefit or meet market expectations.

We based the value of the undeveloped technology acquired through the 22 nm joint development agreement on the present value of the four year payment stream as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in the Calibre product family once development is completed. The product release date has yet to be determined. The risks associated with the in-process research and development are considered high and no assurance can be made that any resulting products will generate any benefit or meet market demand.

The fee related to the development agreement includes guaranteed payments of $2,500 during fiscal 2009, $5,000 during fiscal 2010, and $2,500 each during fiscal 2011 through fiscal 2013.

Other Income, Net

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
Interest income	$1,351	(29%)	$1,894	$2,914	(24%)	$3,825
Gain (loss) on hedge ineffectiveness	(9)	13%	(8)	14	333%	(6)
Foreign currency exchange gain (loss)	(73)	(44%)	(131)	1,111	304%	(544)
Equity in losses of unconsolidated entities	(475)	—	—	(643)	—	—
Other, net	(166)	60%	(104)	(393)	16%	(340)

Other income, net	$628	(62%)	$1,651	$3,003	2%	$2,935

The decline in interest income for the three and six months ended July 31, 2008 as compared to the three and six months ended July 31, 2007 was primarily due to lower interest income earned on our cash, cash equivalents, and short-term investments, partially offset by increased interest income for the time value of foreign currency contracts.

We recognized a loss of $9 for the three months ended July 31, 2008 and a gain of $14 for the six months ended July 31, 2008 resulting from the ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” compared to a loss of $8 for the three months ended July 31, 2007 and a loss of $6 for the six months ended July 31, 2007.

The improvements of foreign currency exchange gain (loss) for the three and six months ended July 31, 2008 as compared to the three and six months ended July 31, 2007 were primarily due to the favorable movement of exchange rates on foreign exchange contracts relating to certain short-term balance sheet positions in Europe.

We recognized a loss of $475 for the three months ended July 31, 2008 and a loss of $643 for the six months ended July 31, 2008 resulting from a long-term investment accounted for under the equity method.

Interest Expense

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
Interest expense	$3,798	(23%)	$4,941	$7,960	(21%)	$10,059

For the three and six months ended July 31, 2008 compared to the three and six months ended July 31, 2007, the decrease in interest expense was due largely to the purchase and retirement during fiscal 2008 of $13,748 of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 and $35,000 of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2008	Change	2007	2008	Change	2007
Income tax expense (benefit)	$(15,796)	(1,456%)	$1,165	$(23,345)	(1,235%)	$2,056

We recorded an income tax benefit of $15,796 for the three months ended July 31, 2008 and $23,345 for the six months ended July 31, 2008 and income tax expense of $1,165 for the three months ended July 31, 2007 and $2,056 for the six months ended July 31, 2007. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), and changes in tax reserves. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. For the six months ended July 31, 2008, our effective tax rate was 36%, after considering discrete items totaling $1,425 of tax expense. Without discrete items, our effective tax rate for the six months ended July 31, 2008 was 38%. For fiscal 2009, we project a 46% effective tax rate, after the inclusion of discrete items. This differs from tax computed at the U.S. federal statutory rate primarily due to:

•	Projected losses in the U.S. for which no tax benefit will be recognized;

•	Non-deductible incentive stock option and employees stock purchase plan compensation expense;

•	Withholding taxes in certain foreign jurisdictions; and

•	Increases in foreign tax reserves.

These differences are offset by:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	The application of tax incentives for research and development in certain jurisdictions.

The effective tax rate for the remainder of fiscal 2009 could change significantly if actual results are different than current outlook-based projections. Our current projected tax rate for fiscal 2009 of 46% increased from 31% projected as of the end of the first quarter of fiscal 2009 primarily as a result of the change in accounting for the refundable credit for French-based research and development as well as the recognition of in-process research and development expense in the second quarter for which a current year tax benefit is not expected. See Note 4, “Change in Accounting for Research and Development Credits” for further discussion.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. We then measured the difference using the enacted tax rates and laws that will be in effect when we expect differences to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances in fiscal 2008 against the portion of those deferred tax assets for which realization is not more likely than not. We expect to continue applying valuation allowances in fiscal 2009, to the extent net deferred tax assets are generated, consistent with prior years. A portion of the valuation allowances for deferred tax assets relates to certain of the tax attributes acquired from IKOS Systems, Inc. in 2002 and 0-In Design Automation, Inc. in 2004 for which subsequently recognized tax benefits will be applied directly to reduce goodwill. Valuation allowances relating to non-U.S. taxing jurisdictions were based on the historical earnings patterns which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions in the ordinary course of business and, as a result, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004, 2005, and 2006 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. We disagree with the adjustments, and we are in the process of contesting the adjustments with the Appeals Office of the IRS. Our statute of limitations remains open for years on and after 2003 in Ireland and 2004 in Japan.

We have reserves for potential tax liabilities to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We recorded additional reserves in the six months ended July 31, 2008, and expect to record additional reserves in future periods, with respect to tax positions taken for the current year; however, it is reasonably possible that reserves for prior years’ tax positions will decrease by a range of $0 to $4,000 due to settlements or expirations of the statute of limitations within the next twelve months. Uncertain tax positions that resolve in our favor will have a positive impact on our effective tax rate, except to the extent such resolution results in a reduction to goodwill or the booking of deferred tax assets subject to a valuation allowance. Certain reductions in our reserves may require cash payments. Please refer to “Liquidity and Capital Resources” in this Item 2. for additional discussion. Accrued tax-related interest and penalties were $314 for the three months ended July 31, 2008 and $2,781 for the six months ended July 31, 2008.

Effects of Foreign Currency Fluctuations

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the three and six months ended July 31, 2008 as compared to approximately half of our revenues and approximately one-third of our expenses for the three and six months ended July 31, 2007. For the three months ended July 31, 2008, approximately one-fourth of European and approximately all Japanese revenues were subject to exchange rate fluctuations, as they were booked in local currencies, compared to approximately one-third of European and approximately ninety-five percent of Japanese revenues for the three months ended July 31, 2007. For the six months ended July 31, 2008, approximately one-fourth of European and approximately ninety percent of all Japanese revenues were subject to exchange rate fluctuations, as they were booked in local currencies, compared to approximately one-fourth of European and approximately ninety-five percent of Japanese revenues for the six months ended July 31, 2007. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

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

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of our Condensed Consolidated Balance Sheets, increased to $40,104 as of July 31, 2008 from $37,782 as of January 31, 2008. This increase reflects the increase in the value of net assets denominated in foreign currencies as a result of the weakening of the U.S. dollar since January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	July 31, 2008	January 31, 2008
Current assets	$432,713	$506,481
Cash, cash equivalents, and short-term investments	$102,036	$126,215

	Six months ended July 31,
	2008	2007
Cash provided by operating activities	$43,137	$5,483
Cash used in investing activities, excluding short-term investments	$(74,469)	$(57,437)
Cash provided by financing activities	$6,915	$13,049

Cash, Cash Equivalents, and Short-Term Investments

Cash provided by operating activities for the six months ended July 31, 2008 was $43,137 compared to $5,483 for the six months ended July 31, 2007. The increase in cash flows from operating activities was primarily due to changes in Trade accounts receivable and Term receivables, long-term. The increase was partially offset by:

•	A net loss for the six months ended July 31, 2008 compared to net income for the six months ended July 31, 2007;

•	Change from an income tax payable to an income tax receivable;

•	Changes in Accounts payable and accrued liabilities; and

•	Changes in Deferred revenue.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the six months ended July 31, 2008, we sold trade receivables of $19,984 and term receivables of $19,022 for net proceeds of $37,268. For the six months ended July 31, 2007, we sold trade receivables of $7,446 and term receivables of $6,906 for net proceeds of $13,493. We continue to evaluate the economics of the sale of accounts receivable and do not have a set target for the sale of accounts receivable for the remainder of fiscal 2009.

Excluding short-term investments, cash used in investing activities for the six months ended July 31, 2008 primarily consisted of cash paid for the acquisition of businesses and equity interests of $48,786 and capital expenditures of $19,773. Cash paid for acquisitions of business and equity interests consisted of $45,092 paid for the acquisition of businesses, $1,500 paid for equity interests in unconsolidated entities, and $2,194 paid for earn-outs related to prior-year acquisitions. Excluding short-term investments, cash used in investing activities for the six months ended July 31, 2007 consisted of cash paid for the acquisition of businesses of $37,283, including payments of earn-outs and transaction costs related to prior-year acquisitions of $1,932, and capital expenditures of $20,154.

Additionally, cash used in investing activities, excluding short-term investments, for the six months ended July 31, 2008 included $5,910 of cash that has been restricted for the purchase of the remaining outstanding ordinary shares and options of Flomerics.

Cash provided by financing activities for the six months ended July 31, 2008 included:

•	Common stock issuances of $14,362 for stock option exercises and stock purchased under our Employee Stock Purchase Plans; and

•	$7,472 used for net repayments of short-term borrowings.

Cash provided by financing activities for the six months ended July 31, 2007 included:

•	Common stock issuances of $15,967 for stock option exercises and stock purchased under our Employee Stock Purchase Plans; and

•	$3,401 used for the repurchase of the Floating Rate Debentures, as more fully described in “Capital Resources”.

Trade Accounts and Term Receivables

	As of
	July 31, 2008	January 31, 2008
Trade accounts receivable, net	$239,339	$332,641
Term receivables, long-term	$119,092	$134,059
Average days sales outstanding in trade accounts receivable	118 days	105 days
Average days sales outstanding in trade accounts receivable, excluding current portion of term receivables	47 days	55 days

Trade Accounts Receivable, Net

The increase in the average days sales outstanding in trade accounts receivable was primarily due to decreased revenue in our perpetual and term arrangements for the three months ended July 31, 2008 as compared to the three months ended January 31, 2008. This increase is partially offset by improved collections of trade accounts receivable and an increased sale of receivables for the three months ended July 31, 2008 as compared to the three months ended January 31, 2008.

Excluding the current portion of term receivables of $144,058 as of July 31, 2008 and $157,077 as of January 31, 2008, average days sales outstanding were 47 as of July 31, 2008 compared to 55 as of January 31, 2008.

Term Receivables, Long-Term

The balance is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. The decrease from January 31, 2008 was primarily due to decreased revenue in our term agreements for the three months ended July 31, 2008 as compared to the three months ended January 31, 2008.

Property, Plant, and Equipment, net

	As of
	July 31, 2008	January 31, 2008
Property, plant, and equipment, net	$107,718	$100,421

The increase in Property, plant, and equipment, net was due to normal capital purchases, offset by depreciation and disposals. The increase did not include any individually significant projects and was primarily due to infrastructure improvements within facilities and information technology. In addition, the acquisition of Flomerics included property, plant, and equipment that contributed to the overall increase.

Accrued Payroll and Related Liabilities

	As of
	July 31, 2008	January 31, 2008
Accrued payroll and related liabilities	$50,984	$78,948

The decrease in Accrued payroll and related liabilities primarily reflects the payment of annual bonus and sales commission accruals offset by incremental accruals for annual bonuses and sales commissions for the six months ended July 31, 2008. Accruals for bonuses were lower as of July 31, 2008 as compared to January 31, 2008 due to seasonality in our business, which generally results in higher bonus accruals at the end of our fiscal year. The sales commission accruals were lower as of July 31, 2008 as compared to January 31, 2008 due to lower revenues in the three months ended July 31, 2008 as compared to the three months ended January 31, 2008.

Deferred Revenue

	As of
	July 31, 2008	January 31, 2008
Deferred revenue	$161,453	$173,798

Deferred revenue consists primarily of prepaid annual software support services. The decrease in deferred revenue was primarily due to normal amortization of prepayments on existing contracts during the period. This decrease is partially offset by the addition of deferred revenues from the acquisition of Flomerics in the three months ended July 31, 2008.

Income Taxes

As of July 31, 2008, we had a liability of $53,130 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Capital Resources

Expenditures for property, plant, and equipment decreased to $19,773 for the six months ended July 31, 2008 compared to $20,154 for the six months ended July 31, 2007. We expect expenditures for property, plant, and equipment for fiscal 2009 will be approximately $36,000 compared to $38,000 for fiscal 2008.

In July 2008, we acquired Flomerics which resulted in a net cash payment of $39,476. The cash payment for the acquisition of Flomerics was net of $11,850 of cash held by Flomerics and acquired by us in the transaction. In May 2008, we acquired substantially all of the assets of Ponte for a net cash payment of $5,616. The cash payment for the acquisition of the Ponte assets was net of $39 of cash held by Ponte and acquired by us in the transaction. Additionally, during the six months ended July 31, 2008, we paid $2,194 for earn-outs related to prior acquisitions.

In conjunction with the acquisition of undeveloped 22nm technology we acquired under a joint development agreement entered into in the three months ended July 31, 2008, we are required to make payments of $2,500 during fiscal 2009, $5,000 during fiscal 2010, and annual payments of $2,500 each during fiscal 2011 through fiscal 2013. See further discussion of the joint development agreement in Note 18, “In-Process Research and Development”.

In June 2007, we acquired Sierra which resulted in a net cash payment of $34,733, net of cash held by Sierra of $9.716. In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc. which resulted in a net cash payment of $618. Additionally, during the six months ended July 31, 2007 we paid $1,829 for earn-outs and $103 for transaction and other costs related to prior acquisitions.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares at July 31, 2008. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1,000 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the six months ended July 31, 2008, we did not repurchase any 6.25% Debentures. The principal amount of $165,000 remains outstanding as of July 31, 2008.

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.67% for the six months ended July 31, 2008 and 7.01% for the six months ended July 31, 2007. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,543 shares as of July 31, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 102.42% of the face amount, with the premium reducing to 1.61% on August 6, 2008, 0.81% on August 6, 2009, and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the six months ended July 31, 2008, we did not repurchase any Floating Rate Debentures. The principal amount of $36,102 remains outstanding as of July 31, 2008.

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

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years to June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6% or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $83 for the three months ended July 31, 2008 and $158 for the six months ended July 31, 2008 compared to $76 for the three months ended July 31, 2007 and $151 for the six months ended July 31, 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We had no borrowings during the six months ended July 31, 2008 and 2007. As of July 31, 2008 and January 31, 2008, there was no balance outstanding against this revolving credit facility.

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. We anticipate that:

•	Current cash balances;

•	Anticipated cash flows from operating activities, including the effects of financing customer term receivables;

•	Amounts available under existing revolving credit facilities; or

•	Other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet our working capital needs on a short-term and long-term basis.

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

OUTLOOK FOR FISCAL 2009

We expect revenues for the third quarter of fiscal 2009 to be approximately $220 million with net income per share in the range of $0.03 to $0.08. We expect revenues for the fiscal year ending January 31, 2009 to be approximately $915 million with net income per share in the range of $0.22 to $0.27.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

(All numerical references in thousands, except for rate data, and percentages)

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2008. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$41,196	2.32%
Short-term investments – fixed rate	11,363	2.51%
Restricted cash – fixed rate	5,910	2.09%

Total fixed rate interest bearing instruments	$58,469	2.33%

We had convertible subordinated debentures of $165,000 outstanding with a fixed interest rate of 6.25% as of July 31, 2008. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $36,102 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% as of July 31, 2008. For variable interest rate debt, interest rate changes affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $361.

As of July 31, 2008, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140,000. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $83 for the three months ended July 31, 2008 and $158 for the six months ended July 31, 2008 compared to $76 for the three months ended July 31, 2007 and $151 for the six months ended July 31, 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We had no borrowings during the six months ended July 31, 2008 and 2007. As of July 31, 2008 and January 31, 2008, there was no balance outstanding against this revolving credit facility.

We had short-term borrowings of $3,696 outstanding as of July 31, 2008 with variable rates based on market indexes. For variable rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $37.

FOREIGN CURRENCY RISK

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term foreign currency forward and option contracts. We enter into contracts with counterparties who are major financial institutions and believe the risk related to default is remote. We do not hold or issue derivative financial instruments for trading purposes.

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of July 31, 2008, we had the following options outstanding:

•	Japanese yen with contract values totaling $87,991 at a weighted average contract rate of 117.11 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $84,482 at a weighted average contract rate of 1.52 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $32,591 at a weighted average contract rate of 2.10 to hedge forecasted expense exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The following table provides information as of July 31, 2008 about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature within the year ending January 31, 2009.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$57,454	0.65
Japanese Yen	35,341	105.89
British Pound	14,823	0.51
Swedish Krona	10,625	5.97
Indian Rupee	10,194	42.72
Taiwan Dollar	6,634	30.22
Canadian Dollar	4,391	1.00
Swiss Franc	3,044	1.02
Danish Krone	2,136	4.71
Polish Zloty	1,748	2.03
Singapore Dollar	1,213	1.35
Other	2,922	—

Total	$150,525

Item 4.	Controls and Procedures

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

The Company’s revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The U.S. and international economies are cyclical and experience periodic economic downturns, which could have a material adverse affect on our results of operations. Weakness in these economies could materially adversely impact the timing and receipt of orders for our products and our results of operations. Weakness could also result in reduced growth, or even negative growth, in the revenue we obtain upon renewals of software term contracts with existing customers.

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

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses and products purchased by our customers.

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

The gross margin on our software is greater than that for our hardware emulation systems, software support and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results could be materially adversely impacted.

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

We currently compete primarily with two large companies: Cadence Design Systems, Inc. (Cadence) and Synopsys, Inc. We also compete with numerous smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally.

Our international operations and the effects of foreign currency fluctuations expose us to additional risks.

We generate nearly two-thirds of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates could have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights.

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

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the IC and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns could cause diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices.

Customer payment defaults could harm our business.

We use fixed-term license agreements as a standard business practice with customers we believe are credit-worthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

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

Our indirect sales channel is comprised primarily of independent distributors and sales representatives. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, or if the financial condition of our channel participants were to weaken. In addition, we recently changed from a territory-based sales organization to an account-based organization with an increased emphasis upon our distributors and sales representatives. If this transition takes longer than expected to fully implement, it could adversely affect our financial results in the short-term.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service (IRS) and other tax authorities’ examinations. The IRS and tax authorities in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position or cash flows. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Forecasting our income tax rate is complex and subject to uncertainty.

The computation of income tax expense is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provision under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted, and may be treated as discrete accounting. Examples of items which could cause variability in the rate include tax deductions for stock option expense, application of transfer pricing rules and changes in our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate may be materially different than our forecast.

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

Supply problems for our emulation hardware systems could harm our business.

The success of our emulation hardware systems depends on our ability to:

•	Procure hardware components on a timely basis from a limited number of suppliers;

•	Create stable software for use on the product;

•	Assemble and ship hardware and software systems on a timely basis with appropriate quality control;

•	Develop distribution and shipment processes;

•	Manage inventory and related obsolescence issues; and

•	Develop processes to deliver customer support for hardware.

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

We depend on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot assure that we can continue to recruit and retain such personnel. Cadence’s public announcement of its unsolicited proposal to acquire all of our outstanding shares, even though subsequently withdrawn, created uncertainty for our employees, which may in the short-term adversely affect our ability to retain key employees and hire new employees. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

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

As of July 31, 2008, we had $207 million of outstanding indebtedness, which includes $36 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $6 million in short-term borrowings. This level of indebtedness among other things could:

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

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements, or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings, and market trends unrelated to our performance. As a result of Cadence’s unsolicited acquisition proposal, and its subsequent withdrawal, the future trading price of our stock in the short-term may be subject to wide price fluctuations. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held pursuant to notice at 5:00 p.m. Pacific time on June 19, 2008 at our offices in Wilsonville, Oregon to consider and vote upon:

Proposal 1	To elect directors to serve for the ensuing year and until their successors are elected;

Proposal 2	To amend the Company’s 1989 Employee Stock Purchase Plan and Foreign Subsidiary Employee Stock Purchase Plan to increase the number of shares reserved for issuance under each of the plans; and

Proposal 3	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009.

The results of the voting on these proposals were as follows:

Proposal 1 Election of Directors	For	Withheld
Marsha B. Congdon	79,164,126	7,146,986
Gregory K. Hinckley	83,096,210	3,214,902
Kevin C. McDonough	79,304,644	7,006,468
Walden C. Rhines	82,874,232	3,436,880
Fontaine K. Richardson	80,144,714	6,166,398
Sir Peter Bonfield	81,584,618	4,726,494
James R. Fiebiger	81,445,314	4,865,798
Patrick B. McManus	79,300,260	7,010,852

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	69,974,312	5,795,679	385,401	10,155,722
Proposal 3	86,179,521	43,444	88,146	—

Item 6.	Exhibits

10.I	Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors.

10.J	Form of Severence Agreements entered into between the Company and certain executive officers.

10.K	Retention Bonus Plan entered into between the Company and designated key employees of the Company.

18.	Letter from Independent Registered Public Accounting Firm re: Change in Accounting Principle.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2008	MENTOR GRAPHICS CORPORATION
(Registrant)

/S/ MARIA M. POPE
Maria M. Pope
Vice President and Chief Financial Officer