Form 10-Q
period 2008-10-31
MENTOR GRAPHICS CORP
filed 2008-12-05
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, no par value, outstanding as of December 4, 2008: 92,359,849

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended October 31,	2008	2007
In thousands, except per share data
Revenues:
System and software	$97,312	$108,393
Service and support	87,540	82,096

Total revenues	184,852	190,489

Cost of revenues:
System and software	3,566	4,706
Service and support	24,350	24,453
Amortization of purchased technology	3,810	2,139

Total cost of revenues	31,726	31,298

Gross margin	153,126	159,191

Operating expenses:
Research and development	65,146	63,706
Marketing and selling	76,688	74,580
General and administration	24,333	24,183
Other general expense, net	168	178
Amortization of intangible assets	3,129	2,704
Special charges	2,214	1,115
In-process research and development	6,790	—

Total operating expenses	178,468	166,466

Operating loss	(25,342)	(7,275)
Other income, net	1,694	1,026
Interest expense	(4,270)	(5,053)

Loss before income tax and minority interest	(27,918)	(11,302)
Income tax expense (benefit)	50,369	(2,506)
Minority interest in net loss of subsidiary	(43)	—

Net loss	$(78,244)	$(8,796)

Net loss per share:
Basic	$(0.85)	$(0.10)

Diluted	$(0.85)	$(0.10)

Weighted average number of shares outstanding:
Basic	92,354	89,609

Diluted	92,354	89,609

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine Months Ended October 31,	2008	2007
In thousands, except per share data
Revenues:
System and software	$289,985	$354,162
Service and support	256,478	240,750

Total revenues	546,463	594,912

Cost of revenues:
System and software	13,204	16,548
Service and support	73,722	69,703
Amortization of purchased technology	9,040	7,513

Total cost of revenues	95,966	93,764

Gross margin	450,497	501,148

Operating expenses:
Research and development	193,779	187,628
Marketing and selling	226,135	222,279
General and administration	71,493	71,080
Other general income, net	(269)	(38)
Amortization of intangible assets	8,099	6,361
Special charges	15,099	5,160
In-process research and development	22,075	4,100

Total operating expenses	536,411	496,570

Operating income (loss)	(85,914)	4,578
Other income, net	4,697	3,961
Interest expense	(12,230)	(15,112)

Loss before income tax and minority interest	(93,447)	(6,573)
Income tax expense (benefit)	27,024	(450)
Minority interest in net loss of subsidiary	(132)	—

Net loss	$(120,339)	$(6,123)

Net loss per share:
Basic	$(1.32)	$(0.07)

Diluted	$(1.32)	$(0.07)

Weighted average number of shares outstanding:
Basic	91,484	87,456

Diluted	91,484	87,456

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	October 31, 2008	January 31, 2008
In thousands
Assets
Current assets:
Cash and cash equivalents	$77,593	$117,926
Short-term investments	1,997	8,289
Trade accounts receivable, net of allowance for doubtful accounts of $3,390 as of October 31, 2008 and $4,577 as of January 31, 2008	243,999	332,641
Other receivables	6,159	7,936
Inventory	10,997	8,682
Prepaid expenses and other	21,305	21,433
Deferred income taxes	10,747	9,574

Total current assets	372,797	506,481
Property, plant, and equipment, net of accumulated depreciation of $220,205 as of October 31, 2008 and $210,743 as of January 31, 2008	106,063	100,421
Term receivables, long-term	124,791	134,059
Goodwill	440,261	417,485
Intangible assets, net of accumulated amortization of $108,739 as of October 31, 2008 and $93,103 as of January 31, 2008	45,774	34,396
Deferred income taxes	10,443	18,729
Other assets	24,337	26,542

Total assets	$1,124,466	$1,238,113

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$39,705	$14,178
Accounts payable	10,143	23,634
Income taxes payable	18,880	6,675
Accrued payroll and related liabilities	54,032	78,948
Accrued liabilities	50,950	40,697
Deferred revenue	132,447	154,821

Total current liabilities	306,157	318,953
Notes payable	201,102	201,102
Deferred revenue, long-term	17,835	18,977
Income tax liability	53,689	48,340
Other long-term liabilities	18,035	11,574

Total liabilities	596,818	598,946

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 92,360 shares issued and outstanding as of October 31, 2008 and 90,742 shares issued and outstanding as of January 31, 2008	565,745	531,153
Retained earnings (accumulated deficit)	(49,189)	71,150
Accumulated other comprehensive income	11,092	36,864

Total stockholders’ equity	527,648	639,167

Total liabilities and stockholders’ equity	$1,124,466	$1,238,113

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended October 31,	2008	2007
In thousands
Operating Cash Flows:
Net loss	$(120,339)	$(6,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	23,397	20,358
Amortization	19,112	15,614
Write-off of debt issuance costs	—	181
Equity in losses of unconsolidated entities	1,088	—
Stock-based compensation	21,133	12,486
Deferred income taxes	5,414	(30)
Changes in other long-term liabilities	(1,041)	(2,806)
In-process research and development	22,075	4,100
Minority interest in net loss of subsidiary	(132)	—
Loss on disposal of property, plant, and equipment, net	96	184
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	80,948	(15,064)
Prepaid expenses and other	(13,670)	(8,790)
Term receivables, long-term	3,083	25,301
Accounts payable and accrued liabilities	(34,143)	(15,740)
Income taxes receivable and payable	17,984	(5,890)
Deferred revenue	(19,936)	(3,622)

Net cash provided by operating activities	5,069	20,159

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	25,631	64,788
Purchases of short-term investments	(19,310)	(35,741)
Purchases of property, plant, and equipment, net	(33,850)	(29,308)
Acquisitions of businesses and equity interests, net of cash acquired	(54,485)	(38,045)

Net cash used in investing activities	(82,014)	(38,306)

Financing Cash Flows:
Proceeds from issuance of common stock	14,565	17,547
Tax benefit from share options exercised	25	—
Net decrease in short-term borrowings	(4,464)	(1,745)
Proceeds from revolving credit facility	30,000	—
Repayments of notes payable	—	(10,899)

Net cash provided by financing activities	40,126	4,903

Effect of exchange rate changes on cash and cash equivalents	(3,514)	1,372

Net change in cash and cash equivalents	(40,333)	(11,872)
Cash and cash equivalents at the beginning of the period	117,926	95,232

Cash and cash equivalents at the end of the period	$77,593	$83,360

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

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $3,507 for the three months ended October 31, 2008 and $12,435 for the nine months ended October 31, 2008 compared to $4,178 for the three months ended October 31, 2007 and $12,398 for the nine months ended October 31, 2007.

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

Fair Value Measurement

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) on February 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not impact our consolidated financial position, results of operations, or cash flows. Pursuant to the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, we did not adopt SFAS 157 for nonfinancial assets and liabilities. We are currently evaluating the effect of the adoption of SFAS 157 for nonfinancial assets and liabilities and the impact it will have on our consolidated financial position, results of operations, and cash flows. In October 2008, we adopted the provisions of FSP No. FAS 157-3 “Determining the Market Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The adoption of FSP FAS 157-3 did not impact our consolidated financial position, results of operations, or cash flows.

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

(3)	Recent Accounting Pronouncements—In July 2008, the EITF issued EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3) which is effective for fiscal years beginning after December 15, 2008. EITF 08-3 clarifies that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. We are currently evaluating the effect of the adoption of EITF 08-3 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and thus, that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Based on a preliminary analysis, we have determined that the new guidance will affect our 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. As a result of the retrospective adoption of FSP APB 14-1, our opening retained earnings will decrease and common stock will increase. However, we are still assessing the magnitude of the changes and the impact on earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162) which is effective November 15, 2008. SFAS 162 identifies the sources of generally accepted accounting principles (GAAP) and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. We do not anticipate that the adoption of SFAS 162 will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3) which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP FAS 142-3 amends guidance in SFAS No. 142, “Goodwill and Other Intangible Assets” regarding estimating the useful lives of intangible assets. FSP FAS 142-3 requires additional disclosures related to renewing or extending the terms of recognized intangible assets. In estimating the useful life of a recognized intangible asset, FSP FAS 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. We are currently evaluating the effect of the adoption of FSP FAS 142-3 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) which is effective for fiscal years beginning on or after November 15, 2008. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. We do not anticipate that the adoption of SFAS 161 will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160) which is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. We are currently evaluating the effect of the adoption of SFAS 160 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) which is effective for fiscal years beginning on or after December 15, 2008. SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. This standard also requires all business combinations to be accounted for by applying the acquisition method and for an acquirer to be identified for each business combination. We are currently evaluating the effect of the adoption of SFAS 141(R) and the impact it will have on our consolidated financial position, results of operations, and cash flows.

In November 2007, the EITF issued EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1) which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-1 defines collaborative arrangements and establishes reporting requirements between participants in collaborative arrangements. We are currently evaluating the effect of the adoption of EITF 07-1 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

(4)	Change in Accounting for Research and Development Credits—The French Finance Act for 2008 (the FFA) was created to increase foreign investment and improve the business environment in France. The FFA included several changes to the research credit program, two of which were changes to the method used to calculate the research credit and the amounts available for credit. The research credit is for certain research costs incurred in France and can be applied against current income tax liabilities due in France for a period of three years. Alternatively, the credit can be refunded by the tax authority three years after being filed in a tax declaration if the company is in a tax loss situation. Due to the changes in its calculation, it is expected that there will be an increase in the amount of credit that will be earned which led us to reevaluate our accounting for this research and development credit.

Prior to the second quarter of fiscal 2009, we accounted for the research and development credits as an income tax credit which resulted in the treatment of the credit as reduction of income tax expense. For our interim tax calculations this resulted in the credit impacting our overall annual effective tax rate applied to the quarterly periods. However, the research credit can be recovered irrespective of whether we pay income taxes in France and can be predictably determined as research expenditures are incurred. Effective in the second quarter of fiscal 2009, we changed the accounting treatment of the research credit to account for it as a subsidy from the government versus an income tax credit and recorded the credits as a reduction of research and development costs. We have determined that the credits are earned as the qualifying research expenditures are made.

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle is reported through retrospective application to all prior periods. Due to the methodology used to allocate intra-period income tax expense to each quarter, there are changes to Research and development expense, Total operating expense, Operating income (loss), Loss before income tax and minority interest, Income tax benefit, Net loss, and Net loss per share for each of the prior periods as illustrated in the table below. However, there will be no impact to the previously reported annual amounts of net income, net income per share, or retained earnings.

The impact of the change on Research and development expense, Total operating expenses, Operating income (loss), Loss before income tax and minority interest, Income tax benefit, Net loss, and Net loss per share for the periods presented is as follows:

	Three months ended October 31, 2007	Nine months ended October 31, 2007
Research and development expense, prior to change	$64,034	$188,692
Impact of accounting change of French research credit	(328)	(1,064)

Research and development expense, as revised	$63,706	$187,628

Total operating expense, prior to change	$166,794	$497,634
Impact of accounting change of French research credit	(328)	(1,064)

Total operating expense, as revised	$166,466	$496,570

Operating income (loss), prior to change	$(7,603)	$3,514
Impact of accounting change of French research credit	328	1,064

Operating income (loss), as revised	$(7,275)	$4,578

Loss before income tax and minority interest, prior to change	$(11,630)	$(7,637)
Impact of accounting change of French research credit	328	1,064

Loss before income tax and minority interest, as revised	$(11,302)	$(6,573)

Income tax benefit, prior to change	$(2,480)	$(684)
Impact of accounting change of French research credit	(26)	234

Income tax benefit, as revised	$(2,506)	$(450)

Net loss, prior to change	$(9,150)	$(6,953)
Impact of accounting change of French research credit	354	830

Net loss, as revised	$(8,796)	$(6,123)

Basic net loss per share, prior to change	$(0.10)	$(0.08)
Impact of accounting change of French research credit	0.00	0.01

Basic net loss per share, as revised	$(0.10)	$(0.07)

Diluted net loss per share, prior to change	$(0.10)	$(0.08)
Impact of accounting change of French research credit	0.00	0.01

Diluted net loss per share, as revised	$(0.10)	$(0.07)

Weighted average number of shares outstanding:
Basic	89,609	87,456
Diluted	89,609	87,456

We believe the revised presentation is preferable based on our assessment that the research credits are solely based on our research and development spending within France and can be recovered irrespective of whether we pay income tax in France.

(5)

Reclassification of Interest Income and Gain (Loss) On Receivables Sold—Term receivables from customers resulting from the sale of software licenses bear no interest. In accordance with APB Opinion No. 21, “Interest on Receivables and Payables,” we impute interest on term receivables based on prevailing market rates and record this as a discount against the receivables. In our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, we reclassified the interest income resulting from the accretion of the discount of long-term installment receivables from Other income, net, to finance fee revenues included as a component of System and software revenues in the Consolidated Statement of Operations. Prior to the fourth quarter of the year ended January 31, 2008, we reported interest income resulting from the accretion of the discount of long-term installment receivables in interest income, a component of Other income, net, in the Condensed Consolidated Statement of Operations for all periods presented. Along with this change in classification, we have also reclassified the gain or loss on the sale of receivables from Other income, net, to Other general expense (income), net, a component of Operating expenses. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables and the net proceeds received from the financing institution, previously referred to as the loss on sale of accounts receivable, and (ii) the unaccreted discount on the receivables sold, which we previously recorded in interest income, a component of Other income, net. These reclassifications have been made to the Condensed Consolidated Statement of Operations for the three and nine months ended October 31, 2007 to conform to the presentation for the current periods. There is no impact on net loss, net loss per share, or beginning retained earnings.

We believe the revised presentation is preferable based on our assessment that the significance of the sale of term licenses that result in long-term receivables has been increasing and the business has become one of our central operations. The impact of the reclassifications on System and software revenue, Other general expense (income), net, and Other income, net, for the three and nine months ended October 31, 2007 was as follows:

	Three Months Ended October 31, 2007	Nine Months Ended October 31, 2007
System and software revenue, prior to reclassification	$104,215	$341,764
Finance fee revenue	4,178	12,398

System and software revenue, after reclassification	$108,393	$354,162

Other general expense (income), net, prior to reclassification	$—	$—
Unaccreted discount on receivables sold	(2,184)	(3,260)
Discount on sold receivables	2,362	3,222

Other general expense (income), net, after reclassification	$178	$(38)

Other income, net, prior to reclassification	$5,026	$16,397
Interest income on long-term installment receivables	(4,178)	(12,398)
Unaccreted discount on receivables sold	(2,184)	(3,260)
Discount on sold receivables	2,362	3,222

Other income, net, after reclassification	$1,026	$3,961

(6)	Fair Value Measurement—Effective February 1, 2008, we adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis, as discussed in Note 2, “Summary of Significant Accounting Policies-Fair Value Measurement.” On a quarterly basis, we measure cash equivalents, short-term investments, and derivatives at fair value. SFAS 157 established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. SFAS 157 classifies these two types of inputs into the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of October 31, 2008:

	Fair Value as of October 31, 2008	Level 1	Level 2	Level 3
Cash equivalents	$45,808	$45,808	$—	$—
Short-term investments	1,997	1,997	—	—
Foreign currency exchange contracts	(8,393)	—	(8,393)	—

Total financial assets and liabilities	$39,412	$47,805	$(8,393)	$—

We use a market approach to determine the fair value of cash equivalents and short-term investments. Cash equivalents include certificates of deposit, commercial paper, and other highly liquid investments with original maturities of ninety days or less. Short-term investments include certificates of deposit, commercial paper, and other highly liquid investments with original maturities in excess of ninety days at the time of purchase and less than one year from the balance sheet date.

We use an income approach to determine the fair value of our foreign currency exchange contracts. For foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contract to our Condensed Consolidated Statement of Operations. For foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income, net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 9, “Derivative Instruments and Hedging Activities.”

(7)	Business Combinations—In May 2008, our board of directors announced a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics Group, PLC (Flomerics), a publicly traded company headquartered in Surrey, United Kingdom. Flomerics is a market leader in the computer simulation of mechanical engineering design processes including heat transfer and fluid flow simulation. On July 9, 2008, we obtained greater than 50% of the then outstanding ordinary shares of Flomerics and we began including Flomerics in our results of operations. As of October 31, 2008, we had acquired all of the outstanding or to be outstanding, ordinary shares of Flomerics. We are integrating Flomerics into our Mechanical Analysis products.

The total purchase price for Flomerics as of October 31, 2008, including acquisition and exit costs, was $58,494. The excess of tangible assets acquired over liabilities assumed was $13,424, including cash of $12,411. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $19,691, technology of $17,870, other identified intangible assets of $8,000, a charge for in-process research and development of $6,790, and deferred tax liabilities of $7,281. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three to five years.

On May 12, 2008, we acquired all of the assets and assumed certain liabilities of Ponte Solutions, Inc., a privately held company based in Mountain View, California that develops and markets yield analysis software. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and was integrated into our Calibre® product family. The total purchase price, including acquisition costs, was $5,686. The excess of liabilities assumed over tangible assets acquired was $431, including cash of $39. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,847, technology of $1,320, other identified intangible assets of $650, and a charge for in-process research and development of $1,300. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

The separate results of operations for the acquisitions during the nine months ended October 31, 2008 were not material compared to our overall results of operations and accordingly pro forma financial statements of the acquired entities have been omitted. The results of operations of the acquired companies are included in our consolidated financial statements from the date of the respective acquisitions forward.

For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product performance goals. These contingent payments, or earn-outs, are accrued when the performance goals are met and the contingent consideration is issued or issuable. We recorded earn-outs of $1,738 for the nine months ended October 31, 2008 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $2,454 for the nine months ended October 31, 2008.

On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by NASDAQ for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account; these amounts were released in October 2008. The indemnity escrow account also includes $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at

$2,407 withheld from the founders are subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

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

We recorded earn-outs of $1,773 for the nine months ended October 31, 2007 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $2,136 for the nine months ended October 31, 2007.

(8)	Long-Term Investments—In January 2008, we agreed to purchase $2,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto). Calypto is an electronic design automation company with two main products: (i) SLEC, an equivalence checking tool and (ii) PowerPro, a power reduction tool. The Series D Preferred Stock is convertible into common shares at our option at any time. We purchased $1,000 of the Series D Preferred Stock in January 2008. During the second quarter of fiscal 2009, we purchased the remaining $1,000 of the Series D Preferred Stock as a result of Calypto substantially meeting certain booking and development milestones established at the time of our initial purchase.

As of October 31, 2008, we controlled 30.3% of the voting stock of Calypto and 20% of the participating membership of the board of directors. We have determined our investment in Calypto to be “in-substance common stock” as described in EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” Accordingly, we have accounted for our investment in Calypto pursuant to the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Certain Investments in Debt and Equity Securities.” We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practical to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements. During the three months ended October 31, 2008, we recorded a loss of $445 in Other income, net, in our Condensed Consolidated Statement of Operations for our equity in the losses of Calypto for the three months ended July 31, 2008. For the nine months ended October 31, 2008, we recorded a loss of $1,088 for our equity in the losses of Calypto from our initial investment in January 2008 through July 31, 2008.

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

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the nine months ended October 31, 2008. For the nine months ended October 31, 2008, approximately one-fourth of European and ninety percent of Japanese revenues were subject to exchange rate fluctuation as they were booked in local currencies. For the nine months ended October 31, 2007, approximately one-fourth of European and substantially all of Japanese revenues were subject to exchange rate fluctuation.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency forward and option contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency forward and option contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency forward and option contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency forward or option contract is not highly effective as a hedge under the requirements of SFAS 133. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income, net.

We had $337,562 of notional value foreign currency forward and option contracts outstanding as of October 31, 2008 and $387,606 outstanding as of January 31, 2008. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts. As of October 31, 2008, the fair value of foreign currency forward and option contracts had a net liability balance of $8,393, recorded in Accrued liabilities in the Condensed Consolidated Balance Sheet. As of January 31, 2008, the fair value of foreign currency forward and option contracts had a net asset balance of $687, and was recorded in Other receivables.

The following provides a summary of activity in Accumulated other comprehensive income for our net unrealized gain (loss) relating to our hedging program:

	2008	2007
Balance as of January 31	$26	$1,596
Change in fair value of cash flow hedges	(7,345)	1,714
Hedge ineffectiveness recognized in earnings	75	(2)
Net gain transferred to earnings	(482)	(1,817)

Balance as of October 31	$(7,726)	$1,491

The hedge-related balance in Accumulated other comprehensive income as of October 31, 2008 represents a net unrealized loss on foreign currency forward and option contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2009 and fiscal 2010. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months. We transferred a deferred loss of $2,375 to System and software revenues relating to foreign currency forward and option contracts hedging revenues for the nine months ended October 31, 2008 compared to a deferred gain of $301 for the nine months ended October 31, 2007. We transferred a deferred gain of $2,857 to Operating expenses relating to foreign currency forward and option contracts hedging commission and other expenses for the nine months ended October 31, 2008 compared to $1,516 for the nine months ended October 31, 2007.

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

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in interest income, a component of Other income, net, of $684 for the three months ended October 31, 2008 and $2,028 for the nine months ended October 31, 2008 compared to $508 for the three months ended October 31, 2007 and $1,602 for the nine months ended October 31, 2007. We recorded expense related to time value in Interest expense of $701 for the three months ended October 31, 2008 and $1,764 for the nine months ended October 31, 2008 compared to $440 for the three months ended October 31, 2007 and $1,393 for the nine months ended October 31, 2007.

(10)

Short-Term Borrowings—In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $89 for the three months ended October 31, 2008 and $259 for the nine months ended October 31, 2008 compared to $77 for the three months ended October 31, 2007 and $228 for the nine months ended October 31, 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We borrowed $30,000 against the revolving credit facility during the three and nine months ended October 31, 2008. We had no borrowings during the three and nine months ended October 31, 2007. As of October 31, 2008, we had an outstanding balance of $30,000. The interest rate on October 31, 2008 was 4.00%. As of January 31, 2008, we had no outstanding balance against this revolving credit facility.

Short-term borrowings of $5,601 as of October 31, 2008 and $10,449 as of January 31, 2008 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $4,104 as of October 31, 2008 and $3,729 as of January 31, 2008.

(11)	Notes Payable—Notes payable consisted of the following:

	As of
	October 31, 2008	January 31, 2008
6.25% Debentures due 2026	$165,000	$165,000
Floating Rate Debentures due 2023	36,102	36,102

Notes Payable	$201,102	$201,102

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of October 31, 2008. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the nine months ended October 31, 2008, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.60% for the nine months ended October 31, 2008 and 7.01% for the nine months ended October 31, 2007. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of October 31, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2008, we may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the nine months ended October 31, 2008, we did not repurchase any Floating Rate Debentures and the principal amount of $36,102 remains outstanding.

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

Income Taxes

As of October 31, 2008, we had a liability of approximately $53,689 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Contractual Obligations

In conjunction with the acquisition of undeveloped 22 nanometer (nm) technology we acquired under a joint development agreement entered into during the second quarter of fiscal 2009, we are required to make payments of $2,500 during fiscal 2009, $5,000 during fiscal 2010, and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013. Of the $2,500 due in fiscal 2009, we paid $1,250 during the three months ended October 31, 2008. See further discussion of the joint development agreement in Note 18, “In-Process Research and Development.”

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer or a set cap. As of October 31, 2008, we were not aware of any material liabilities arising from these indemnifications.

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

Stock Option Plans and Stock Plans

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

Stock options under the above three plans generally expire ten years from the date of grant and become exercisable over four years from the date of grant or from the commencement of employment, at prices generally not less than the fair market value at the date of grant.

We have a Director’s Stock Plan that provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. During the nine months ended October 31, 2008, there were 14 shares of restricted stock with a fair market value of $214 issued under this plan. During the nine months ended October 31, 2007, there were 28 shares of restricted stock with a fair market value of $381 issued under this plan. Options granted under this plan are included in the table below.

As of October 31, 2008, a total of 7,865 shares of common stock were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance as of January 31, 2008	19,693	$14.18
Granted	461	$12.06
Exercised	(653)	$8.74
Forfeited	(237)	$13.85
Expired	(1,150)	$13.18

Balance as of October 31, 2008	18,114	$14.39

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to sixteen hundred shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of October 31, 2008, 7,303 shares remain available for future purchase under the ESPPs.

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

We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average fair values are summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Options granted	$4.01	$7.62	$5.50	$7.60
Restricted stock granted	$—	$—	$15.29	$13.61
ESPP purchase rights	$4.95	$4.01	$4.68	$4.21

The calculations used the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Option Plans	2008	2007	2008	2007
Risk-free interest rate	2.9%	4.3 - 4.4%	2.7 - 3.6%	4.3 - 4.9%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.0	5.0 - 6.3	5.0 - 6.5	4.5 - 6.3
Volatility (range)	45%	45 - 50%	45 - 50%	45 - 55%
Volatility (weighted average)	45%	47%	46%	48%

	Three Months Ended October 31,		Nine Months Ended October 31,
Employee Stock Purchase Plans	2008	2007	2008	2007
Risk-free interest rate	4.6%	5.0%	4.7%	5.0%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility (range)	34 - 45%	45%	33 - 45%	45%
Volatility (weighted average)	43%	45%	43%	45%

In August 2008, we modified 5,855 stock options to extend the exercise period from 30 days to 12 months upon the occurrence of a change in control and other certain triggering events. The modification was valued at $880. For the three months ended October 31, 2008, we recognized expense of $657. The balance of the expense will be amortized over four years.

We issued 222 shares of common stock valued at $3,014 to the founders of a company we acquired in June 2007. These shares are subject to forfeiture if their employment terminates prior to June 2009. The value of these shares is being amortized over the two year period.

(14)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs, and warrants using the treasury stock method. Potentially dilutive common shares also include common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net loss	$(78,244)	$(8,796)	$(120,339)	$(6,123)

Weighted average common shares used to calculate diluted net loss per share	92,354	89,609	91,484	87,456

Basic net loss per share	$(0.85)	$(0.10)	$(1.32)	$(0.07)

Diluted net loss per share	$(0.85)	$(0.10)	$(1.32)	$(0.07)

We excluded from the computation of diluted net loss per share options and warrants to purchase 18,213 shares of common stock for the three and nine months ended October 31, 2008 compared to 18,709 for the three months ended October 31, 2007 and 18,488 for the nine months ended October 31, 2007. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

We excluded from the computation of diluted net loss per share the effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures as they were anti-dilutive. If the Floating Rate Debentures had been dilutive, our diluted net loss would have included additional earnings of $280 for the three months ended October 31, 2008 and $866 for the nine months ended October 31, 2008 compared to $655 for the three months ended October 31, 2007 and $1,795 for the nine months ended October 31, 2007. Also included would have been incremental common shares of 1,543 for the three and nine months ended October 31, 2008 compared to 1,710 for the three months ended October 31, 2007 and 1,913 for the nine months ended October 31, 2007. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of the 6.25% Debentures had been dilutive, our diluted net loss would have included additional earnings of $1,057 for the three and nine months ended October 31, 2008 compared to $1,281 for the three and nine months ended October 31, 2007. Dilutive net loss would have included no incremental shares for the three and nine months ended October 31, 2008 and 2007, as the stock price was below the conversion rate. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 11, “Notes Payable.”

(15)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Nine Months Ended October 31,	2008	2007
Net loss	$(120,339)	$(6,123)
Change in unrealized loss on derivative instruments	(7,752)	(105)
Change in accumulated translation adjustment	(18,020)	10,908

Comprehensive income (loss)	$(146,111)	$4,680

(16)	Special Charges—The following is a summary of the major elements of the special charges:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Employee severance and related costs	$350	$1,115	$9,194	$5,798
Excess leased facility costs	(409)	—	2,547	(737)
Other costs	2,273	—	3,358	99

Total special charges	$2,214	$1,115	$15,099	$5,160

During the nine months ended October 31, 2008, we recorded special charges of $15,099. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 136 employees during the nine months ended October 31, 2008. The reduction impacted several employee groups. Employee severance costs of $9,194 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 77% of these costs were paid during the nine months ended October 31, 2008. We expect to pay the remainder during the fiscal year ending January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,547 during the nine months ended October 31, 2008 were primarily due to the abandonment of six leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the nine months ended October 31, 2008 included costs of $3,345 related to advisory fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. to acquire us, costs of $93 related to the closure of a division, and other charges of $(80).

During the nine months ended October 31, 2007, we recorded special charges of $5,160. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 138 employees during the nine months ended October 31, 2007. The reduction impacted several employee groups. Employee severance costs of $5,798 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2008. There have been no significant modifications to the amount of these charges.

The reduction of excess leased facility costs of $737 during the nine months ended October 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in the second quarter of fiscal 2008 and the termination of an abandoned facility lease in a lease buyout in the first quarter of fiscal 2008. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2008:

	Accrued special charges as of January 31, 2008	Charges during the nine months ended October 31, 2008	Payments during the nine months ended October 31, 2008	Accrued special charges as of October 31, 2008 (1)
Employee severence and related costs	$3,903	$9,194	$(10,117)	$2,980
Excess leased facility costs	3,507	2,547	(830)	5,224
Other costs	—	3,358	(1,622)	1,736

Total accrued special charges	$7,410	$15,099	$(12,569)	$9,940

(1)	Of the $9,940 total accrued special charges as of October 31, 2008, $3,269 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $6,671 represented the short-term portion of accrued special charges.

(17)	Other Income, Net—Other income, net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Interest income	$1,099	$1,631	$4,013	$5,456
Gain (loss) on hedge ineffectiveness	(89)	8	(75)	2
Foreign currency exchange gain (loss)	1,286	(347)	2,397	(891)
Equity in losses of unconsolidated entities	(445)	—	(1,088)	—
Other, net	(157)	(266)	(550)	(606)

Other income, net	$1,694	$1,026	$4,697	$3,961

(18)

In-Process Research and Development—We incurred $13,985 of in-process research and development charges during the second quarter of 2009 related to undeveloped technology acquired through a joint development agreement addressing technological challenges of integrated circuit design at 22 nm geometries. We based the value of the charge on the present value of the four year payment obligation as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in the Calibre® product family once development is completed.

Other in-process research and development charges for the three and nine months ended October 31, 2008 and 2007 relate to acquisitions of businesses. See further discussion of these amounts in Note 7, “Business Combinations.”

(19)

Related Party Transactions—Certain members of our board of directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $9,835 for the three months ended October 31, 2008 and $36,466 for the nine months ended October 31, 2008. These amounts represented 5.3% of our total revenues for the three months ended October 31, 2008 and 6.7% for the nine months ended October 31, 2008. We recognized revenue from these customers of $7,842 for the three months ended October 31, 2007 and $23,949 for the nine months ended October 31, 2007, representing 4.1% of our total revenues for the three months ended October 31, 2007 and 4.0% for the nine months ended October 31, 2007. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

(20)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Nine months ended October 31,	2008	2007
Cash paid, net for:
Interest (1)	$14,030	$17,214
Income taxes	$4,840	$8,700

(1)	Cash paid for interest for the nine months ended October 31, 2007 included $271 for the premium on the Floating Rate Debentures.

During the nine months ended October 31, 2007, we acquired Sierra using a combination of cash and stock. Common stock with a fair value of $39,831 was issued in connection with the acquisition of Sierra which included both an initial payment and a holdback payment.

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

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues:
North America	$76,210	$78,783	$212,325	$284,779
Europe	62,283	48,338	173,847	137,651
Japan	20,709	36,308	89,143	86,419
Pacific Rim	25,650	27,060	71,148	86,063

Total revenues	$184,852	$190,489	$546,463	$594,912

Operating income (loss):
North America	$40,812	$41,722	$107,900	$171,297
Europe	35,909	23,208	90,008	62,657
Japan	10,852	25,805	59,086	58,769
Pacific Rim	18,599	19,506	50,616	65,665
Corporate	(131,514)	(117,516)	(393,524)	(353,810)

Total operating income (loss)	$(25,342)	$(7,275)	$(85,914)	$4,578

Loss before income tax and minority interest:
North America	$37,254	$37,909	$98,325	$160,058
Europe	36,923	23,000	91,918	62,805
Japan	10,837	25,773	59,057	58,688
Pacific Rim	18,582	19,532	50,777	65,686
Corporate	(131,514)	(117,516)	(393,524)	(353,810)

Total loss before income tax and minority interest	$(27,918)	$(11,302)	$(93,447)	$(6,573)

As of	October 31, 2008	January 31, 2008
Total assets:
North America	$741,633	$807,742
Europe	266,827	302,999
Japan	81,286	80,540
Pacific Rim	34,720	46,832

Total	$1,124,466	$1,238,113

We segregate revenue into six categories of similar products and services. Each category, with the exception of Finance Fees, includes both product and related support revenues. Revenue information is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues:
Integrated System Design	$48,999	$46,768	$124,234	$132,025
IC Design to Silicon	54,281	51,945	173,769	200,826
Scalable Verification	42,483	47,989	128,354	134,945
New & Emerging Products	22,497	27,345	72,328	79,289
Services & Other	13,085	12,264	35,343	35,429
Finance Fees	3,507	4,178	12,435	12,398

Total revenues	$184,852	$190,489	$546,463	$594,912

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Environment

The EDA industry is highly competitive and is characterized by very strong leadership positions in specific segments of the EDA market. These strong leadership positions can be maintained for significant periods of time as the software can be difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular product. As a result, much of our profitability arises from niche areas in which we are the leader. We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and we have the opportunity to build significant market share.

Our products and services are dependent to a large degree on new design products initiated by customers in the integrated circuit (IC) and electronics system industries. These industries can be cyclical and are subject to rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand.

Our revenue has historically fluctuated quarterly and has generally been the highest in the fourth quarter of our fiscal year due to our customers’ corporate calendar year-end spending trends and the timing of contract renewals.

Business for the first nine months of fiscal 2009 slowed from the levels achieved during fiscal 2008, with bookings down 14% compared to the first nine months of fiscal 2008. IC Design to Silicon represented 32% of bookings for the first nine months of fiscal 2009 compared to 34% for the first nine months of fiscal 2008. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the nine months ended October 31, 2008 accounted for approximately 38% of total system and software bookings compared to 34% for the nine months ended October 31, 2007. The number of new customers during the nine months ended October 31, 2008 was down 30% from the levels experienced during the nine months ended October 31, 2007.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

In the U.S. and abroad, recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions, increased market volatility, diminished expectations for the U.S. and global economies, and increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs and timely replace maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

License Model Mix

License model trends can have a material impact on various aspects of our business. See Note 2, “Summary of Significant Accounting Policies-Revenue Recognition” in the Notes to our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” for a description of the types of product licenses we sell. As the mix shifts among perpetual licenses, fixed term licenses (term) with upfront revenue recognition, and term licenses with revenue that is recognized over a period of time (which includes ratable due and payable and cash-based revenue recognition), revenues, earnings, cash flow, and days sales outstanding are either positively or negatively affected. The year ended January 31, 2008 marked the seventh consecutive year in which, as a percentage of product revenue, term revenue increased while perpetual license revenue decreased. This trend continued during the nine months ended October 31, 2008 and we believe this trend will continue for the remainder of fiscal 2009. Our customers continue to move toward the term license model, which provides them with greater flexibility for product usage, including the option to share products between multiple locations and remix tool use at regular intervals from a fixed product list. As such, most of our larger customers have converted their existing installed base from perpetual to term licenses.

Product Developments

During the nine months ended October 31, 2008, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the nine months ended October 31, 2008, we launched a number of new or improved products, which are chronologically listed below.

First Quarter

•

In February 2008, we announced the Questa® Multi-view Verification Components product and the inFact™ intelligent testbench automation tool – two new solutions that accelerate verification and improve verification coverage of today’s System on Chip (SoC) designs.

•

In March 2008, we announced the Questa Codelink™ product, an addition to the Questa Functional Verification Platform designed to accelerate validation of application-specific integrated circuits containing one or more embedded processors.

•

In April 2008, we announced with Agilent Technologies, Inc. a jointly developed solution that can improve productivity for the design of radio frequency circuits on printed circuit boards (PCBs). We expect the solution to cut PCB design cycle times up to half and improve the quality of mixed-technology designs.

Second Quarter

•

In May 2008, we acquired substantially all of the assets of Ponte Solutions, Inc. (Ponte), a developer of IC design for manufacturing products. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and was integrated into our Calibre® product family.

•

In June 2008, we announced our IC implementation strategy to aid customers with the challenges of moving to smaller process nodes. This strategy included the merger of our Calibre physical verification and Design-for-Manufacturing platform, the Olympus-SoC™ place-and-route system, and our Design-for-Test and Yield Learning solution into a single Design-to-Silicon division.

•

In June 2008, we announced that inFact™ , our award-winning intelligent testbench automation tool, has been enhanced to enable large simulations to be automatically distributed across up to 1,000 central processing units.

•	Also in June 2008, we announced our Veloce® family of hardware-assisted verification products and the iSolve™ Multimedia product to accelerate the verification of multimedia products.

•

In July 2008, we announced that our virtual prototyping tool, SystemVision™, supports Design for Six Sigma methodologies to achieve cost-effective design innovation by a model-driven development process in the automotive industry.

•

Also in July 2008, we acquired the majority of the ordinary shares of Flomerics Group, PLC (Flomerics), the market share leader in thermal analysis for electronics application and a technical leader in engineering fluid dynamics. We are integrating the acquired technology into our Mechanical Analysis products.

Third Quarter

•

In August 2008, we announced that we are working together with Altera Corporation to develop tools and methodologies for use in creating DO-254-certifiable intellectual property. Enforced by worldwide aviation safety agencies since 2005, the DO-254 standard was developed by the avionics industry to establish design assurance and guidance for airborne electronic hardware designs.

•

In September 2008, we announced with IBM an agreement to jointly develop and distribute next-generation computational lithography software solutions to enhance the imaging capability of lithographic systems used in the manufacturing of integrated circuits at the 22 nanometer (nm) node and beyond.

•

Also in September 2008, we announced delivery of the industry’s first design collaboration capability between electrical and mechanical design solutions enabling teams to use this solution from the design inception to the manufacturing process, helping electronics companies reduce electro-mechanical design conflicts and develop complex products faster.

•

In October 2008, we announced new technology in the Olympus-SoC place-and-route system that allows timing analysis and optimization tasks to run parallel and to deliver up to 7x improvement in timing analysis run times and up to 4x improvement in design closure times.

•	Also in October 2008, we announced that we had acquired all of the outstanding shares of Flomerics.

We believe that the development and commercialization of EDA software tools is usually a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We believe that our relatively young and diverse product lines are positioned for growth over the long-term.

Financial Performance for the Nine Months Ended October 31, 2008

•

Total revenues were $184,852 for the three months ended October 31, 2008 and $546,463 for the nine months ended October 31, 2008, a decrease of 3% from the three months ended October 31, 2007 and 8% from the nine months ended October 31, 2007. The decreases for the nine month period primarily occurred in IC Design to Silicon, in our Calibre product family.

•

System and software revenues were $97,312 for the three months ended October 31, 2008 and $289,985 for the nine months ended October 31, 2008, a decrease of 10% from the three months ended October 31, 2007 and 18% from the nine months ended October 31, 2007. Product revenue split by license model for the third quarter of fiscal 2009 was 64% term with upfront revenue recognition, 19% perpetual, and 17% term with ratable revenue recognition, which includes due and payable revenue recognition. Product revenue split by license model for the third quarter of fiscal 2008 was 60% term with upfront revenue recognition, 23% perpetual, and 17% term with ratable revenue recognition.

•

Finance fee revenues, included in System and software revenues, were $3,507 for the three months ended October 31, 2008 and $12,435 for the nine months ended October 31, 2008, a decrease of 16% from the three months ended October 31, 2007 and consistent with the nine months ended October 31, 2007.

•

Service and support revenues were $87,540 for the three months ended October 31, 2008 and $256,478 for the nine months ended October 31, 2008, an increase of 7% from the three and nine months ended October 31, 2007.

•

Net loss was $78,244 for the three months ended October 31, 2008 and $120,339 for the nine months ended October 31, 2008 compared to a net loss of $8,796 for the three months ended October 31, 2007 and $6,123 for the nine months ended October 31, 2007.

•

Trade accounts receivable, net, decreased to $243,999 as of October 31, 2008, down 27% from $332,641 as of January 31, 2008. Average days sales outstanding increased to 119 days as of October 31, 2008 from 105 days as of January 31, 2008.

•

Cash provided by operating activities was $5,069 during the nine months ended October 31, 2008 compared to cash provided by operating activities of $20,159 for the nine months ended October 31, 2007. As of October 31, 2008, cash, cash equivalents, and short-term investments were $79,590, down 37% from $126,215 as of January 31, 2008.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
System and software revenues	$97,312	(10%)	$108,393	$289,985	(18%)	$354,162
System and software gross margin	$89,936	(11%)	$101,548	$267,741	(19%)	$330,101
Gross margin percent	92%		94%	92%		93%
Service and support revenues	$87,540	7%	$82,096	$256,478	7%	$240,750
Service and support gross margin	$63,190	10%	$57,643	$182,756	7%	$171,047
Gross margin percent	72%		70%	71%		71%
Total revenues	$184,852	(3%)	$190,489	$546,463	(8%)	$594,912
Total gross margin	$153,126	(4%)	$159,191	$450,497	(10%)	$501,148
Gross margin percent	83%		84%	82%		84%

System and Software

We derive System and software revenues from the sale of licenses of software products and emulation hardware systems. System and software revenues decreased in the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007 primarily in the following categories:

•	Decreases in IC Design to Silicon, primarily from our Calibre product family, partially offset by increases resulting from our Olympus-SoC place and route product;

•	Decreases in Scalable Verification, primarily from our Emulation and 0-In® products, partially offset by increases in our ModelSim products;

•	Decreases in Integrated Systems, primarily from our Board Station products, partially offset by our new Mechanical Analysis products; and

•	Decreases in New and Emerging Markets, primarily from our Design-for-Test, Data Management, and Embedded Software products, partially offset by increases in our automotive cabling product revenues.

These declines were primarily due to lower perpetual and term license revenues as a result of decreased business. Total revenues were favorably impacted by approximately 1% due to foreign currency fluctuations during the three months ended October 31, 2008 and 2% during the nine months ended October 31, 2008, as more fully described under “Geographic Revenues Information” below.

System and software revenues include finance fee revenues for the amortization of the interest component of our term license installment agreements of $3,507 for the three months ended October 31, 2008 and $12,435 for the nine months ended October 31, 2008 compared to $4,178 for the three months ended October 31, 2007 and $12,398 for the nine months ended October 31, 2007.

System and software gross margin percentage decreased for the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007 primarily due to increased purchase technology amortization, due in large part to the acquisition of Flomerics.

The write-down of emulation hardware system inventory was $18 for the three months ended October 31, 2008 and $614 for the nine months ended October 31, 2008 compared to $73 for the three months ended October 31, 2007 and $872 for the nine months ended October 31, 2007. These reserves reduced inventory to the amount that was expected to ship within twelve months for our Veloce emulation hardware systems and six months for all other inventory on the assumption that any excess would be obsolete.

Amortization of purchased technology to System and software cost of revenues was $3,810 for the three months ended October 31, 2008 and $9,040 for the nine months ended October 31, 2008 compared to $2,139 for the three months ended October 31, 2007 and $7,513 for the nine months ended October 31, 2007. We amortize purchased technology costs over two to five years to System and software cost of revenues. The increase in amortization for the nine months ended October 31, 2008 was primarily due to the full amortization of certain purchased technology totaling $1,358 in the three months ended April 30, 2008 related to the closure of our Intellectual Property division and amortization of certain intangible assets acquired in acquisitions between February 1, 2007 and October 31, 2008. This increase for the nine months ended October 31, 2008 was partially offset by certain assets being fully amortized during the period between February 1, 2007 and October 31, 2008.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. The increase in service and support revenues for the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007 was primarily due to growth in the installed base of customers under support contracts, specifically in:

•	IC Design to Silicon, primarily from our Calibre product family and our Olympus-SoC place and route product;

•	Integrated Systems, primarily from our new Mechanical Analysis products;

•	New and Emerging Markets, primarily from our Design-for-Test products; and

•	Scalable Verification, primarily from our ModelSim® products.

Professional service revenues totaled $9,766 for the three months ended October 31, 2008 and $28,099 for the nine months ended October 31, 2008 compared to $9,237 for the three months ended October 31, 2007 and $24,754 for the nine months ended October 31, 2007.

The service and support gross margin percentage increased for the three months ended October 31, 2008 compared to the three months ended October 31, 2007 primarily due to a lower cost base resulting from headcount reductions and the effect of the strengthening US dollar. Service and support gross margin percentage remained flat for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
North America	$76,210	(3%)	$78,783	$212,325	(25%)	$284,779
Europe	62,283	29%	48,338	173,847	26%	137,651
Japan	20,709	(43%)	36,308	89,143	3%	86,419
Pacific Rim	25,650	(5%)	27,060	71,148	(17%)	86,063

Total revenue	$184,852	(3%)	$190,489	$546,463	(8%)	$594,912

Revenues decreased in North America for the three months ended October 31, 2008 compared to the three months ended October 31, 2007 primarily due to decreased emulation hardware product revenues, partially offset by increased software product revenues. Revenues decreased in North America for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007 primarily due to decreased software product revenues and emulation hardware product revenues.

Revenues outside of North America represented 59% of total revenues for the three months ended October 31, 2008 and 61% for the nine months ended October 31, 2008 compared to 59% for the three months ended October 31, 2007 and 52% for the nine months ended October 31, 2007. For the three and nine months ended October 31, 2008 and 2007, approximately one-fourth of European revenues were booked in local currencies and subject to exchange rate fluctuations. The effects of exchange rate differences from the European currencies to the U.S. dollar favorably impacted European revenues by approximately 2% for the three and nine months ended October 31, 2008. Exclusive of currency effects, higher European revenues for the three and nine months ended October 31, 2008 were primarily due to increased software product revenues and support revenues.

Approximately ninety-five percent of Japanese revenues were recorded in Japanese yen during the three months ended October 31, 2008 and approximately ninety percent of Japanese revenues were recorded in Japanese yen during the nine months ended October 31, 2008. Substantially all Japanese revenues were recorded in Japanese yen during the three and nine months ended October 31, 2007. The effects of exchange rate differences from the Japanese yen to the U.S. dollar favorably impacted Japanese revenues by approximately 7% for the three months ended October 31, 2008 and 11% for the nine months ended October 31, 2008. Exclusive of currency effects, lower Japanese revenues for the three months ended October 31, 2008 were primarily due to decreased software product revenues. Exclusive of currency effects, Japanese revenues were lower for the nine months ended October 31, 2008 primarily due to decreased software product revenues and emulation hardware product revenues.

Revenues decreased in the Pacific Rim for the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007, primarily due to decreased software product revenues, partially offset by increased support revenues.

We generate more than half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

	Three Months Ended October 31,			Nine Months Ended October 31,
	2008	Change	2007	2008	Change	2007
Research and development	$65,146	2%	$63,706	$193,779	3%	$187,628
Marketing and selling	76,688	3%	74,580	226,135	2%	222,279
General and administration	24,333	1%	24,183	71,493	1%	71,080
Other general expense (income), net	168	(6%)	178	(269)	608%	(38)
Amortization of intangible assets	3,129	16%	2,704	8,099	27%	6,361
Special charges	2,214	99%	1,115	15,099	193%	5,160
In-process research and development	6,790	—	—	22,075	438%	4,100

Total operating expenses	$178,468	7%	$166,466	$536,411	8%	$496,570

Research and Development

For the three months ended October 31, 2008 compared to the three months ended October 31, 2007, the increase in research and development costs was primarily due to:

•	The acquisition of Flomerics in the second quarter of fiscal 2009;

•	The year-over-year effect of increases in annual salary costs; and

•	Increased stock based compensation under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)).

These increases were partially offset by:

•	Decreased variable compensation;

•	An increase in research and development credits to offset costs incurred in France;

•	Decreased travel costs;

•	Increased non-recurring engineering reimbursements from work performed; and

•	A strengthening of the U.S. dollar.

The increase in research and development credits were due to changes in the calculations of credits as further discussed in Note 4, “Change in Accounting for Research and Development Credits” in the Notes to our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

For the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007, the increase in research and development costs was primarily due to:

•	The year-over-year effect of increases in annual salary costs;

•	The acquisition of Sierra Design Automation, Inc. (Sierra) in the second quarter of fiscal 2008;

•	Increased stock based compensation under SFAS 123(R);

•	The acquisition of Flomerics in the second quarter of fiscal 2009; and

•	Increased telecom, outside services, and facility costs.

These increases were partially offset by:

•	Decreased variable compensation;

•	A strengthening of the U.S. dollar;

•	An increase in research and development credits to offset costs incurred in France;

•	Decreased travel costs; and

•	Increased non-recurring engineering reimbursements from work performed.

Marketing and Selling

For the three months ended October 31, 2008 compared to the three months ended October 31, 2007, the increase in marketing and selling costs was primarily due to the acquisition of Flomerics in the second quarter of fiscal 2009 and increased stock based compensation under SFAS 123(R). These increases were partially offset by decreased variable compensation and a strengthening of the U.S. dollar.

For the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007, the increase in marketing and selling costs was primarily due to:

•	The year-over-year effect of increases in annual salary costs;

•	The acquisition of Sierra in the second quarter of fiscal 2008;

•	The acquisition of Flomerics in the second quarter of fiscal 2009; and

•	Increased stock based compensation under SFAS 123(R).

These increases were partially offset by:

•	Decreased variable compensation;

•	A strengthening of the U.S. dollar;

•	Decreased marketing and advertising costs; and

•	Decreased travel costs.

General and Administration

For the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007, general and administration costs were relatively flat as decreases in variable compensation were offset by increases in stock-based compensation under SFAS 123(R), increased costs resulting from the acquisition of Sierra in the second quarter of fiscal 2008 and increased costs resulting from the acquisition of Flomerics in the second quarter of fiscal 2009.

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

The discount on sold receivables was $397 during the three months ended October 31, 2008 and $2,135 during the nine months ended October 31, 2008 compared to $2,362 during the three months ended October 31, 2007 and $3,222 during the nine months ended October 31, 2007. The interest income recognized on sold receivables was $229 during the three months ended October 31, 2008 and $2,404 during the nine months ended October 31, 2008 compared to $2,184 during the three months ended October 31, 2007 and $3,260 during the nine months ended October 31, 2007. These decreases were due to a decrease in the overall sale of receivables, which resulted in lower unaccreted interest income on the receivables at the time of sale. This was partially affected by lower discount rates applied to sold receivables during the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.

Amortization of Intangible Assets

For the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007, the increase in amortization of intangible assets was primarily due to amortization of certain intangible assets acquired in acquisitions between February 1, 2007 and October 31, 2008. This increase is partially offset by certain assets being fully amortized during the period between February 1, 2007 and October 31, 2008.

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
Employee severance and related costs	$350	(69%)	$1,115	$9,194	59%	$5,798
Excess leased facility costs	(409)	—	—	2,547	446%	(737)
Other costs	2,273	—	—	3,358	3,292%	99

Total special charges	$2,214	99%	$1,115	$15,099	193%	$5,160

We recorded special charges of $2,214 during the three months ended October 31, 2008 and $15,099 during the nine months ended October 31, 2008. The charges for the three months ended October 31, 2008 primarily consisted of advisory fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. (Cadence) to acquire us. The charges for the nine months ended October 31, 2008 primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 6 employees during the three months ended October 31, 2008 and 136 employees during the nine months ended October 31, 2008. The reduction impacted several employee groups. Employee severance costs of $350 during the three months ended October 31, 2008 and $9,194 during the nine months ended October 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 77% of these costs were paid during the nine months ended October 31, 2008. We expect to pay the remainder during the fiscal year ending January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $(409) during the three months ended October 31, 2008 and $2,547 during the nine months ended October 31, 2008 were primarily due to the abandonment of six leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges of $2,273 during the three months ended October 31, 2008 consisted of advisory fees incurred in response to the unsolicited offer by Cadence to acquire us. Other special charges of $3,358 during the nine months ended October 31, 2008 included costs of $3,345 related to advisory fees incurred in response to the unsolicited offer by Cadence to acquire us, costs of $93 related to the closure of a division, and other charges of $(80).

We recorded special charges of $1,115 during the three months ended October 31, 2007 and $5,160 during the nine months ended October 31, 2007. These charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 22 employees during the three months ended October 31, 2007 and 138 employees during the nine months ended October 31, 2007. The reduction impacted several employee groups. Employee severance costs of $1,115 during the three months ended October 31, 2007 and $5,798 during the nine months ended October 31, 2007 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined the termination benefit amount based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge.

Substantially all of these costs were paid during the fiscal year ended January 31, 2008. There have been no significant modifications to the amount of these charges.

The reduction of excess leased facility costs of $737 during the nine months ended October 31, 2007 resulted from the re-occupancy of a previously abandoned leased facility in the second quarter of fiscal 2008 and the termination of an abandoned facility lease in a lease buyout in the first quarter of fiscal 2008. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

In-process Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
In-process research and development	$6,790	—	$—	$22,075	438%	$4,100

In-process research and development of $6,790 for the three months ended October 31, 2008 is a result of the Flomerics acquisition and is specifically assigned to three projects: Next Generation FLOTHERM, Next Generation FLOVENT, and Next Generation MicReD.

In-process research and development of $22,075 for the nine months ended October 31, 2008 includes $1,300 from the Ponte acquisition assigned to one project, Litho-Etch, $6,790 from the Flomerics acquisition as previously discussed and $13,985 resulting from undeveloped technology acquired through a joint development agreement addressing technological challenges of IC design at 22 nm geometries. The total acquired in-process research and development of $4,100 for the nine months ended October 31, 2007 was assigned entirely to one project, Next Generation Pinnacle, resulting from the Sierra acquisition.

We based the value of the Flomerics in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of the in-process research and development, the assumed commercialization date is fiscal 2011 for Next Generation MicReD and fiscal 2012 for Next Generation FLOTHERM and Next Generation FLOVENT. The modeled cash flow was discounted back to net present value and was based on estimates of revenue and operating profits related to the projects. Significant assumptions used in the valuation of the Flomerics in-process research and development included: stage of development of the projects, future revenues, estimated life of the products’ underlying technology, future operating expenses, and a discount rate of 22% to reflect present value and the risk associated with the development of technology.

We based the value of the Ponte in-process research and development on the excess earnings method. In determining the value of this in-process research and development, the assumed commercialization date for the product was the fourth quarter of fiscal 2009. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of this in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value and the risk associated with the development of technology.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisitions. The risks associated with the acquired research and development are considered high, and no assurance can be made that any resulting products will generate any benefit or meet market expectations.

We based the value of the undeveloped technology acquired through the 22 nm joint development agreement on the present value of the four year payment stream as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in the Calibre product family once development is completed. The product release date has yet to be determined. The risks associated with the in-process research and development are considered high and no assurance can be made that any resulting products will generate any benefit or meet market expectations.

The fee related to the development agreement includes guaranteed payments of $2,500 during fiscal 2009, $5,000 during fiscal 2010, and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013.

Other Income, Net

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
Interest income	$1,099	(33%)	$1,631	$4,013	(26%)	$5,456
Gain (loss) on hedge ineffectiveness	(89)	(1,213%)	8	(75)	(3,850%)	2
Foreign currency exchange gain (loss)	1,286	471%	(347)	2,397	369%	(891)
Equity in losses of unconsolidated entities	(445)	—	—	(1,088)	—	—
Other, net	(157)	41%	(266)	(550)	9%	(606)

Other income, net	$1,694	65%	$1,026	$4,697	19%	$3,961

The decline in interest income for the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007 was primarily due to lower interest income earned on our cash, cash equivalents, and short-term investments, partially offset by increased interest income for the time value of foreign currency contracts.

We recognized a loss of $89 for the three months ended October 31, 2008 and a loss of $75 for the nine months ended October 31, 2008 resulting from the ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” compared to a gain of $8 for the three months ended October 31, 2007 and a gain of $2 for the nine months ended October 31, 2007.

The improvements of foreign currency exchange gain (loss) for the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007 were primarily due to the favorable movement of exchange rates on the U.S. dollar.

We recognized a loss of $445 for the three months ended October 31, 2008 and a loss of $1,088 for the nine months ended October 31, 2008 which represented our portion on losses of an unconsolidated entity accounted for under the equity method.

Interest Expense

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
Interest expense	$4,270	(15%)	$5,053	$12,230	(19%)	$15,112

For the three and nine months ended October 31, 2008 compared to the three and nine months ended October 31, 2007, the decrease in interest expense was due largely to the purchase and retirement during fiscal 2008 of $13,748 of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 and $35,000 of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026.

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2008	Change	2007	2008	Change	2007
Income tax expense (benefit)	$50,369	(2,110%)	$(2,506)	$27,024	(6,105%)	$(450)

We recorded an income tax expense of $50,369 for the three months ended October 31, 2008 and $27,024 for the nine months ended October 31, 2008 compared to an income tax benefit of $2,506 for the three months ended October 31, 2007 and $450 for the nine months ended October 31, 2007. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. For the nine months ended October 31, 2008, our effective tax rate was (29%), after considering discrete items totaling $177 of tax expense. Our effective tax rate for the nine months ended October 31, 2008 without discrete items was also (29%). We expect tax expense in fiscal year 2009 even though we expect a loss on our income statement for the full fiscal year. This is because, in significant part, we have net profits in our international operations and a loss in the U.S. The tax benefit of the U.S. financial reporting loss is expected to be offset by an increase in the valuation allowance on U.S. deferred tax assets. The effect of these circumstances is to create a negative tax rate both in the three and nine months ended October 31, 2008. For fiscal 2009, we project a (31%) effective tax rate, after the inclusion of discrete items. This differs from tax computed at the U.S. federal statutory rate primarily due to:

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

Our current projected tax rate for fiscal 2009 of (31%) decreased from 46% projected as of the end of the second quarter of fiscal 2009 primarily as a result of the change in projected earnings. The effective tax rate for the remainder of fiscal 2009 could change significantly if actual results are different than current outlook-based projections. We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions in the ordinary course of business and, as a result, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, 2004, 2005, and 2006 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. While we continue to be in the process of contesting the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The settlement is generally consistent with our reserve posture, and due to our valuation allowance position in the U.S. we do not expect any significant financial statement impact once this matter is effectively settled. Our statute of limitations remains open for years on and after 2003 in Ireland and 2004 in Japan.

We have reserves for potential tax liabilities to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. In our financial results for the current period, we have included a gross increase in unrecognized tax benefits as a result of tax positions taken during a prior year of approximately $4,343. Further, we have recorded additional reserves in the nine months ended October 31, 2008, and expect to record additional reserves in future periods, with respect to tax positions taken for the current year; however, it is reasonably possible that reserves for prior years’ tax positions will decrease by a range of $0 to $18,000 due to settlements or expirations of the statute of limitations within the next twelve months. Uncertain tax positions that resolve in our favor will have a positive impact on our effective tax rate, except to the extent such resolution results in a reduction to goodwill or the booking of deferred tax assets subject to a valuation allowance. Certain reductions in our reserves may require cash payments. Please refer to “Liquidity and Capital Resources” in this Item 2. for additional discussion. Accrued tax-related interest and penalties were $331 for the three months ended October 31, 2008 and $3,112 for the nine months ended October 31, 2008.

Effects of Foreign Currency Fluctuations

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the three and nine months ended October 31, 2008 compared to approximately half of our revenues and approximately one-third of our expenses for the three and nine months ended October 31, 2007. For the three and nine months ended October 31, 2008 and 2007, approximately one-fourth of European revenues were subject to exchange rate fluctuations, as they were booked in local currencies. For the three months ended October 31, 2008, approximately ninety-five percent of Japanese revenues were subject to exchange rate fluctuations compared to almost all Japanese revenues for the three months ended October 31, 2007. For the nine months ended October 31, 2008, approximately ninety percent of Japanese revenues were subject to exchange rate fluctuations compared to substantially all Japanese revenues for the nine months ended October 31, 2007. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

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

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of our Condensed Consolidated Balance Sheets, decreased to $19,762 as of October 31, 2008 from $37,782 as of January 31, 2008. This decrease reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the U.S. dollar since January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	October 31, 2008	January 31, 2008
Current assets	$372,797	$506,481
Cash, cash equivalents, and short-term investments	$79,590	$126,215

	Nine months ended October 31,
	2008	2007
Cash provided by operating activities	$5,069	$20,159
Cash used in investing activities, excluding short-term investments	$(88,335)	$(67,353)
Cash provided by financing activities	$40,126	$4,903

Cash, Cash Equivalents, and Short-Term Investments

Cash provided by operating activities for the nine months ended October 31, 2008 was $5,069 compared to $20,159 for the nine months ended October 31, 2007. The decrease in cash flows from operating activities was primarily due to an increase in Net loss, partially offset by a change in Trade accounts receivable.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the nine months ended October 31, 2008, we sold trade receivables of $21,580 and term receivables of $22,311 for net proceeds of $41,757. For the nine months ended October 31, 2007, we sold trade receivables of $19,778 and term receivables of $24,620 for net proceeds of $41,177. We continue to evaluate the economics of the sale of accounts receivable and do not have a set target for the sale of accounts receivable for the remainder of fiscal 2009.

Excluding short-term investments, cash used in investing activities for the nine months ended October 31, 2008 primarily consisted of cash paid for the acquisition of businesses and equity interests of $54,485 and capital expenditures of $33,850. Cash paid for acquisitions of business and equity interests included:

•	$50,531 paid for the acquisition of businesses;

•	$2,454 paid for earn-outs related to prior-year acquisitions; and

•	$1,500 paid for equity interests in unconsolidated entities.

Excluding short-term investments, cash used in investing activities for the nine months ended October 31, 2007 included:

•	$35,909 paid for the acquisition of businesses;

•	$29,308 paid for capital expenditures; and

•	$2,136 paid for earn-outs related to prior-year acquisitions.

Cash provided by financing activities for the nine months ended October 31, 2008 included:

•	$30,000 provided by our revolving credit facility as further discussed below;

•	Common stock issuances of $14,565 for stock option exercises; and

•	$4,464 used for net repayments of short-term borrowings.

Cash provided by financing activities for the nine months ended October 31, 2007 included:

•	Common stock issuances of $17,547 for stock option exercises;

•	$10,899 used for the repurchase of Notes payable, as more fully described in “Capital Resources”; and

•	$1,745 used for the net repayments of short-term borrowings.

Trade Accounts and Term Receivables

	As of
	October 31, 2008	January 31, 2008
Trade accounts receivable, net	$243,999	$332,641
Term receivables, long-term	$124,791	$134,059
Average days sales outstanding in trade accounts receivable	119 days	105 days
Average days sales outstanding in trade accounts receivable, excluding current portion of term receivables	55 days	55 days

Trade Accounts Receivable, Net

The increase in the average days sales outstanding in trade accounts receivable was primarily due to decreased revenue in our perpetual and term arrangements for the three months ended October 31, 2008 compared to the three months ended January 31, 2008. This increase is partially offset by improved collections of trade accounts receivable for the three months ended October 31, 2008 compared to the three months ended January 31, 2008.

Excluding the current portion of term receivables of $131,731 as of October 31, 2008 and $157,077 as of January 31, 2008, average days sales outstanding were 55 as of October 31, 2008 and January 31, 2008.

Term Receivables, Long-Term

The balance is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. The decrease from January 31, 2008 was primarily due to decreased revenue in our term agreements for the three months ended October 31, 2008 compared to the three months ended January 31, 2008.

Property, Plant, and Equipment, net

	As of
	October 31, 2008	January 31, 2008
Property, plant, and equipment, net	$106,063	$100,421

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

Accrued Payroll and Related Liabilities

	As of
	October 31, 2008	January 31, 2008
Accrued payroll and related liabilities	$54,032	$78,948

The decrease in Accrued payroll and related liabilities primarily reflects the payment of annual bonus and sales commission accruals offset by incremental accruals for annual bonuses and sales commissions for the nine months ended October 31, 2008. Accruals for bonuses were lower as of October 31, 2008 compared to January 31, 2008 due to seasonality in our business, which generally results in higher bonus accruals at the end of our fiscal year. The sales commission accruals were lower as of October 31, 2008 compared to January 31, 2008 due to lower revenues in the three months ended October 31, 2008 compared to the three months ended January 31, 2008.

Deferred Revenue

	As of
	October 31, 2008	January 31, 2008
Deferred revenue	$150,282	$173,798

Deferred revenue consists primarily of prepaid annual software support services. The decrease in deferred revenue was primarily due to normal amortization of prepayments on existing contracts during the period. The decrease is partially offset by the addition of deferred revenues from billings during fiscal 2009 and the acquisition of Flomerics in the second quarter of fiscal 2009.

Income Taxes

As of October 31, 2008, we had a net liability of approximately $53,689 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Capital Resources

Expenditures for property, plant, and equipment increased to $33,850 for the nine months ended October 31, 2008 compared to $29,308 for the nine months ended October 31, 2007. We expect expenditures for property, plant, and equipment for fiscal 2009 will be approximately $39,000 compared to $38,000 for fiscal 2008.

In July 2008, we acquired Flomerics which resulted in a net cash payment of $44,885. The cash payment for the acquisition of Flomerics was net of $12,411 of cash held by Flomerics and acquired by us in the transaction. In May 2008, we acquired substantially all of the assets of Ponte for a net cash payment of $5,646. The cash payment for the acquisition of the Ponte assets was net of $39 of cash held by Ponte and acquired by us in the transaction. Additionally, during the nine months ended October 31, 2008, we paid $2,454 for earn-outs related to prior acquisitions.

As a result of the acquisition of undeveloped 22 nm technology we acquired under a joint development agreement entered into during the second quarter of fiscal 2009, we are required to make payments of $2,500 during fiscal 2009, $5,000 during fiscal 2010, and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013. Of the $2,500 due in fiscal 2009, we paid $1,250 during the three months ended October 31, 2008. See further discussion of the joint development agreement in Note 18, “In-Process Research and Development” in the Notes to our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

In June 2007, we acquired Sierra which resulted in a net cash payment of $35,271, net of cash held by Sierra of $9,716 and acquired by us in the transaction. In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc. which resulted in a net cash payment of $638. Additionally, during the nine months ended October 31, 2007, we paid $2,136 for earn-outs related to prior acquisitions.

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of October 31, 2008. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the nine months ended October 31, 2008, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.60% for the nine months ended October 31, 2008 and 7.01% for the nine months ended October 31, 2007. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,543 shares as of October 31, 2008. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the nine months ended October 31, 2008, we did not repurchase any Floating Rate Debentures and the principal amount of $36,102 remains outstanding.

During the nine months ended October 31, 2007, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $10,898, for a total purchase price of $11,169. In connection with this purchase, we incurred a before tax net loss on the early extinguishment of debt of $452, which included a $271 premium on the repurchased Floating Rate Debentures as well as the write-off of $181 of unamortized deferred debt issuance costs.

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

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years to June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $89 for the three months ended October 31, 2008 and $259 for the nine months ended October 31, 2008 compared to $77 for the three months ended October 31, 2007 and $228 for the nine months ended October 31, 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We borrowed $30,000 against the revolving credit facility with a 4.00% interest rate during the three and nine months ended October 31, 2008. We had no borrowings during the three and nine months ended October 31, 2007 against this facility. As of October 31, 2008, we had an outstanding balance of $30,000. As of January 31, 2008, we had no outstanding balance against this revolving credit facility.

As of October 31, 2008, we had cash and cash equivalents of $77,593. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions and in direct obligations of the U.S. government. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we have significant balances in operating accounts that are with individual third party financial institutions, which exceed the Federal Deposit Insurance Corporation insurance limits or other regulatory insurance program limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack or access to cash in our operating accounts.

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility. We anticipate that the following will be sufficient to meet our working capital needs on a short-term and long-term basis:

•	Current cash balances;

•	Anticipated cash flows from operating activities, including the effects of financing customer term receivables;

•	Amounts available under existing revolving credit facilities; and

•	Other available financing sources, such as the issuance of debt or equity securities.

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

OUTLOOK FOR FISCAL 2009 AND THE FIRST QUARTER OF FISCAL 2010

We expect revenues for the fourth quarter of fiscal 2009 to be approximately $270 million with net income per share of $0.65. We expect revenues for the full fiscal year ending January 31, 2009 to be approximately $815 million with net loss per share of $0.65.

We preliminarily expect revenues for the first quarter of fiscal 2010 to be approximately $200 to $210 million, with net loss per share for the same period in the range of $0.01 to $0.06.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2008. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$45,808	1.44%
Short-term investments – fixed rate	1,997	2.54%

Total fixed rate interest bearing instruments	$47,805	1.48%

We had convertible subordinated debentures of $165,000 outstanding with a fixed interest rate of 6.25% as of October 31, 2008. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $36,102 outstanding with a variable interest rate of 3-month LIBOR plus 1.65% as of October 31, 2008. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $361.

As of October 31, 2008, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140,000. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) prime plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $89 for the three months ended October 31, 2008 and $259 for the nine months ended October 31, 2008 compared to $77 for the three months ended October 31, 2007 and $228 for the nine months ended October 31, 2007. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We borrowed $30,000 against the revolving credit facility during the three and nine months ended October 31, 2008. We had no borrowings during the three and nine months ended October 31, 2007. As of October 31, 2008, we had an outstanding balance of $30,000. The interest rate on October 31, 2008 was 4.00%. As of January 31, 2008, we had no outstanding balance against this revolving credit facility.

Including the $30,000 outstanding under the revolving credit facility, we had short-term borrowings of $34,104 outstanding as of October 31, 2008 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $341.

Foreign Currency Risk

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term foreign currency forward and option contracts. We enter into contracts with counterparties who are major financial institutions and believe the risk related to default is unlikely. We do not hold or issue derivative financial instruments for trading purposes.

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of October 31, 2008, we had the following options outstanding:

•	Japanese yen with contract values totaling $60,260 at a weighted average contract rate of 113.20 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $91,551 at a weighted average contract rate of 0.64 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $32,130 at a weighted average contract rate of 0.48 to hedge forecasted expense exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The following table provides information as of October 31, 2008 about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These contracts mature through the first quarter of the fiscal year ending January 31, 2010.

	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$55,322	0.71
Japanese yen	45,107	102.98
British pound	12,549	0.55
Indian rupee	10,735	49.23
Swedish krona	8,446	7.43
Taiwan dollar	7,011	32.39
Swiss franc	3,405	1.14
Canadian dollar	3,273	1.18
Danish krone	2,660	5.53
Polish zloty	1,727	2.65
Korean won	1,095	1,321.80
Other	2,291	—

Total forward contracts	$153,621

Item 4.	Controls and Procedures

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

The forward-looking statements contained under “Outlook for Fiscal 2009 and the first quarter of Fiscal 2010” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2009 and the first quarter of Fiscal 2010,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States (U.S.) and international economies may harm our business.

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The U.S. and international economies are cyclical and experience periodic economic downturns, which could have a material adverse affect on our results of operations. Weakness in these economies could materially adversely impact the timing and receipt of orders for our products and our results of operations. Weakness could also result in reduced growth, or even negative growth, in the revenue we obtain upon renewals of software term contracts with existing customers.

Our forecasts of our revenues and earnings outlook may be inaccurate.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable terms.

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses and products purchased by our customers.

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. In fiscal 2009, we expect revenues to be unusually back-end loaded in the second half of the year, due primarily to planned renewals of existing term contracts with large customers. If these planned contract renewals are delayed or the average size of renewed contracts do not increase as we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price.

Our revenues are also affected by the mix of licenses entered into where we recognize software revenues as payments become due and payable, on a cash basis, or ratably over the license term as compared to revenues recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of software revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

The gross margin on our software is greater than that for our hardware emulation systems, software support, and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results could be materially adversely impacted.

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

Customer payment defaults or related issues could adversely affect our financial condition and results of operations.

We have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we will generally take legal action to recover amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses, particularly in the current troubled economic environment. Though we have not, to date, experienced a material level of defaults or renegotiated a material level of pre-existing contractual commitments, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations. These risks may be exacerbated by the current global economic downturn because our revenue forecasts assume (i) customers whose payments are recognized as revenue only when paid will make future payments as scheduled, and (ii) customers whose credit ratings and financial circumstances have deteriorated since we originally booked contracts with them will make future payments as scheduled.

Goodwill and Other Intangible Assets.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the carrying value of a reporting unit exceeds its estimated fair value. Long-lived assets and amortizable intangible assets are tested for impairment when events or circumstances arise indicating that their carrying value may not be recoverable. An impairment charge is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As of October 31, 2008, we had a goodwill balance of $440 million and intangible assets of $46 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment or events or circumstances that would require us to test for impairment. Any impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization below the carrying value of our reporting unit would result in the need for us to test for impairment if we determine that the decline is sustained. In recent months, our share price and market capitalization has significantly decreased. Conversely, the carrying value of our goodwill has increased with recent acquisitions; if current economic trends continue into the future, it is more likely than in the past that we may need to record an impairment to goodwill. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our share price and market capitalization will not result in an impairment of goodwill and the recognition of a material impairment charge in future periods, which could have a material adverse effect on our financial condition and results of operations.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service (IRS) and other tax authorities’ examinations. The IRS and tax authorities in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows. We were issued a Revenue Agent’s Report in March 2007. See “Provision for Income Taxes” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

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

The industry in which we compete has seen significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	Difficulties in combining previously separate businesses into a single unit;

•	The substantial diversion of management’s attention from ongoing business when integrating the acquired business;

•	The discovery after the acquisition has been completed of previously unknown liabilities assumed with the acquired business;

•	The failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	The failure to retain key personnel of the acquired business;

•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering, and customer support areas;

•	Unanticipated costs;

•	Unanticipated litigation in connection with or as a result of an acquisition, including claims from terminated employees, customers, or third parties;

•	Adverse impacts on existing relationships with suppliers and customers; and

•	Failure to understand and compete effectively in markets in which we have limited experience.

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

We depend on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical, and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot assure that we can continue to recruit and retain such personnel. Cadence’s public announcement of its unsolicited proposal to acquire all of our outstanding shares during the second quarter of fiscal 2009, even though subsequently withdrawn, created uncertainty for our employees, which may in the short-term adversely affect our ability to retain key employees and hire new employees. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

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

Any armed conflict entered into by the U.S. could have an adverse impact on our revenues and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result from an armed conflict and could negatively impact our business. We currently have operations in Pakistan, Egypt, India, and Israel, countries that may be particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on us.

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

Our board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences, and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the board of directors. Our shareholder rights plan has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The potential issuance of incentive stock, the provisions of the Oregon Control Share Act and the Business Combination Act, and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

We have a substantial level of indebtedness.

As of October 31, 2008, we had $241 million of outstanding indebtedness, which includes $36 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $40 million in short-term borrowings. This level of indebtedness among other things could:

•	Make it difficult for us to satisfy our payment obligations on our debt;

•

Make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions, or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Reduce funds available for use in our operations;

•	Make us more vulnerable in the event of a downturn in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Floating Rate Debentures and 6.25% Debentures; and

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we experience a decline in revenues, we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business, operating results, and financial condition.

Our stock price could become more volatile, and your investment could lose value.

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements, or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings, and market trends unrelated to our performance. As a result of Cadence’s unsolicited acquisition proposal during the second quarter of fiscal 2009, and its subsequent withdrawal, the future trading price of our stock in the short-term may be subject to wide price fluctuations. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Bank Covenants.

Our bank credit facility imposes operating restrictions on us in the form of financial and non-financial covenants. Financial covenants include Adjusted Quick Ratio, Minimum Tangible Net Worth, Leverage Ratio, Senior Leverage Ratio, and Minimum Cash and Accounts Receivable Ratio. Our bank credit facility provides us with a 30 day cure period in the event of non-compliance of financial covenants. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the credit facility and our lenders could demand immediate repayment of all outstanding loans under the facility. The declaration of an event of default could have a material adverse effect on our financial condition. We would also likely find it difficult to obtain other bank lines or credit facilities.

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

Dated: December 5, 2008	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ MARIA M. POPE
Maria M. Pope
Vice President and Chief Financial Officer