Form 10-K
period 2009-01-31
MENTOR GRAPHICS CORP
filed 2009-03-18
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

COMMISSION FILE NUMBER 0 – 13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)

(503) 685-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, without par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,281,668,610 on July 31, 2008 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 16, 2009, there were 94,129,493 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2009 Proxy Statement	Part III

Part I

Item 1.	Business

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

The electronic systems that our customers create with our products include printed circuit boards (PCBs), integrated circuits (ICs), field programmable gate arrays (FPGAs), embedded software solutions, and wire harness systems. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, video game consoles, digital cameras, cellular telephones, computer network hubs and routers, personal computers, and products enabled with the Bluetooth® short-range wireless radio and networking technology. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These are called system-on-chip (SoC) devices. This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.

We were incorporated in Oregon in 1981 and our common stock is traded on The NASDAQ Global Select Market under the symbol “MENT.” Our executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. Our website address is www.mentor.com. Electronic copies of our reports filed with the Securities and Exchange Commission (SEC) are available through our website as soon as reasonably practicable after the reports are filed with the SEC. Our Director Code of Ethics, Standards of Business Conduct, Guidelines for Corporate Disclosure and our Audit, Compensation, and Nominating Committee Charters are also posted on our website.

PRODUCTS

Our products enable engineers to overcome increasingly complex electronic design challenges by improving the accuracy of complex designs and shrinking product time-to-market schedules. When designing electronic hardware, a design engineer’s process is typically as follows:

•	Electrical engineers begin the design process by describing and specifying the architectural, behavioral, functional, and structural characteristics of an IC, PCB, or electronic system and components.

•	Engineers then create the component designs according to stated specifications.

•	Engineers verify the design to reveal defects, and then modify the component’s design until it is correct and meets the previously stated specifications.

•	Engineers assemble and test the assembled components and the entire system.

•

The system then goes to production. During the manufacturing process, engineers work to identify defective parts and improve yields. “Yields” refers to the percentage of working ICs on a silicon wafer or PCBs working compared to the total of those manufactured.

Functional Verification

Our Functional Verification™ tools allow engineers to verify that their complex IC designs function as intended. Functional errors are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability. We offer the following digital simulation products:

•

Our ModelSim® software tool is a leading hardware description language (HDL) mixed-language digital simulator that helps hardware designers verify that their IC design functions correctly before the design is completed, and is used for application-specific integrated circuits (ASICs), SoCs, FPGAs, and other IC design verification, as well as verification of entire systems.

•

Our Questa® functional verification platform includes support for HDL, simulation, and new verification methodologies including assertions and formal methods. Questa is used for more extended verification of systems and ICs including ASICs, SoCs, and FPGAs.

Along with digital simulation products, we offer analog/mixed-signal simulators. Complex electronic designs often require different types of circuits, such as analog and digital, to work together. An example is a CD or DVD player which uses a digital input and produces an analog output of sounds or images. Our analog/mixed signal simulation products include the Eldo®, ADVance MSTM, and ADiT tools.

Our SoC verification products include the Seamless® hardware/software co-verification product family. Our tools allow designers to verify software early in the system design process instead of waiting until the hardware design has been completed, verified, and manufactured into a prototype.

We provide hardware emulation systems, such as our Veloce® product, which allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and timing of those circuits. Hardware emulation systems typically allow faster verification of complex electronic circuits when compared to software simulation tools. Our Veloce product allows customers to verify complex designs containing up to 512 million logic gates. Logic gates are switches on an IC that produce a single logic output from one or more logic inputs.

IC Design to Silicon

Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. A nanometer (nm) is one billionth of a meter; a human hair is about 100,000 nanometers wide. Nanometer process geometries create design challenges in the creation of ICs which were not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity of designs has changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is modified so the design can be manufactured with cost-effective yields of ICs.

To address these challenges, we offer our Calibre® tool family, which is the standard for many of the world’s largest integrated device manufacturers and foundries:

•

The Calibre physical verification tool suite, Calibre DRCTM and Calibre LVSTM, helps ensure that IC physical designs incorporate the customer’s intended functionality while conforming to stringent foundry manufacturing rules at foundries where ICs are manufactured.

•

The Calibre xRC™ product, a transistor-level extraction and device modeling tool, computes the values of detailed circuit parameters including interconnect resistances, and parasitic capacitances and inductances to enable customers to more accurately simulate the performance of a design before it is manufactured.

•

Calibre tools allow engineers to model, enhance, and verify layouts using lithography resolution enhancement techniques, including optical and process correction, phase-shift mask, scattering bars, and off-axis illumination. Use of these tools can substantially increase the yields of ICs.

•

In the Design For Manufacturing (DFM) area, the Calibre LFD™ product can help customers produce higher yields at nanometer process geometries where variations in manufacturing can cause yield reductions.

•

Calibre CMPAnalyzer™, part of the DFM suite, allows customer to model the expected planarity (i.e., thickness variation) of ICs and identify where modifications to the layout will improve a chip’s flatness. This helps prevent manufacturing defects and reduces variations in performance from one chip to the next.

•

Calibre PERC™ is a new tool for checking the electrical design of an IC. It is useful in verifying for the completeness of electrostatic discharge protection circuitry which affects both manufacturing yield and long-term reliability of an IC.

We also offer the Olympus-SoC™ place and route product targeted at customers creating ICs using geometries of 65 nm and below. The Olympus-SoC product addresses IC design challenges such as manufacturing variability, design size and complexity, and low power requirements. The Olympus-SoC place and route solution addresses these issues with technology such as Design Rule Checkers (DRC)-, DFM-, and power-aware routing, lithography-friendly layout, and multi-corner multi-mode timing analysis, which concurrently optimizes for timing, power, and signal integrity across multiple process corners and design modes.

Integrated System Design

As ICs grow in complexity and function and PCB fabrication technology advances to include embedded components and high-density interconnect layers within the PCB, the design of PCBs is reaching new levels of complexity. This complexity can be a source of design bottlenecks.

Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation, and verification of the PCB design:

•	The Board Station® and ExpeditionTM series are the two main PCB design families of products used typically by large enterprise customers.

•	We also offer a “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution.

•	Our I/O Designer TM product integrates FPGA input/output planning with our PCB design tools resulting in improved routing in large complex designs.

•	XtremePCBTM offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each others’ edits in real-time.

•	XtremeARTM is a PCB routing product that improves the routing time of large designs. This product allows improved designs by running more routing iterations during the design cycle.

Our AutoActive® place and route technology is available on both UNIX and Windows platforms and is used to replace older generation routers in our PCB design flows and in flows created by Cadence Design Systems, Inc. and others. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, is intended to help improve design quality, shorten design cycles, and increase manufacturability. Our Hyperlynx® and ICX® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed PCB designs to help make simulation more efficient and accurate.

Our Precision® Synthesis product family is created to maximize the performance of FPGAs. Our Precision product is also used for FPGA-based ASIC prototyping to enable cost effective ASIC verification prior to the availability of silicon.

New and Emerging Products

Engineers are trying to reduce the design and verification complexity associated with next generation applications found in broadband wireless, image/video processing, and military products. One response to this trend is leading designers toward methodologies based on the C programming language which can offer a more efficient way to create and verify designs. Our Catapult® C design tool can help engineering teams to produce ASIC or FPGA hardware that can be smaller in size, use less power, reduce overall design cycle time, and reduce overall verification effort.

In the cabling area, our Integrated Electrical Systems Division provides specialized software for design, analysis, manufacture, and data management of complex wire harness systems used by automotive, aerospace, and other industries. We also offer a variety of software tools targeting the automotive market that focus on the functional design of the electronic components of cars.

Our Data Management Systems applications address the systems design and manufacturing cycle by providing electronics systems designers with design information from enterprise product lifecycle management and enterprise resource planning.

We offer a suite of products for companies developing embedded software for products such as cell phones. Our offerings in this area are real-time operating systems, middleware, and associated development tools.

We also offer tools to test IC designs. Our suite of integrated silicon test products is used to test a design’s logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, automatic test pattern generation, logic and memory built-in self-test, and our patented TestKompress® product for Embedded Deterministic Test (EDTTM).

Our Mechanical Analysis Division, established with the acquisition of Flomerics Group, PLC, offers a line of products that provide computer simulation of mechanical engineering design processes involving heat transfer and fluid flow which help reduce costs, eliminate design mistakes, and accelerate design cycle time.

PLATFORMS

Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers. These computer manufacturers have a substantial installed base and make frequent introductions of new products.

MARKETING AND CUSTOMERS

Our marketing emphasizes a direct sales force and large corporate account penetration in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We license our products worldwide through our direct sales force, sales representatives, and distributors. During the year ended January 31, 2009, revenues outside of North America accounted for 61% of total revenues compared to 55% for the year ended January 31, 2008 and 54% for the year ended December 31, 2006. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information. We enter into foreign currency forward and option contracts in an effort to help mitigate the impact of foreign currency fluctuations. See “Effects of Foreign Currency Fluctuations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect foreign currency fluctuation may have on our business and operating results.

We segregate revenues into six categories of similar products and services. These categories include Integrated System Design, IC Design to Silicon, Functional Verification, New and Emerging Products, Services and Other, and Finance Fees. Each category, with the exception of Finance Fees, includes both product and support revenues. See the discussion in Note 26. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of revenue by product and service category.

No material portion of our business is dependent on a single or a few customers. The loss of any one or more of any customers would not have a material adverse effect on our revenues. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be three to six months or longer. During the selling cycle our account managers, application engineers, and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be loaned to customers for short-term on-site evaluation. We generally ship our products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.

BACKLOG

Our backlog of firm orders was approximately $69 million as of January 31, 2009 compared to $71 million as of January 31, 2008. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. We do not track backlog for support services. Support services are typically delivered under annual contracts that are accounted for on a ratable basis over the twelve-month term of each contract. The January 31, 2009 backlog of orders is expected to ship before the end of our fiscal year ending January 31, 2010.

CHANGE IN FISCAL YEAR

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the year ended January 31, 2008. This report includes financial information for the transition period from January 1 to January 31, 2007. We believe that the twelve months ended December 31, 2006 provide a meaningful comparison to the twelve months ended January 31, 2009 and 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 were presented in lieu of results for the twelve months ended December 31, 2006. References in this document to fiscal 2009 and fiscal 2008 represent the twelve months ended January 31, 2009 and 2008. References to 2006 represent the twelve months ended December 31, 2006.

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

MANUFACTURING OPERATIONS

Our manufacturing operations primarily consist of reproduction of our software and documentation. In North America, manufacturing is substantially outsourced with distribution to North American and Japanese customers occurring primarily from Wilsonville, Oregon. Our line of emulation products, which has a large hardware component, is manufactured in the United States and France on an outsourced basis. Mentor Graphics (Ireland) Limited, a wholly owned subsidiary of Mentor Graphics Corporation, manufactures, or contracts with third-parties to manufacture, our products and distributes these products to markets outside North America and Japan through our established sales channels. See the discussion in Note 26. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant, and equipment.

PRODUCT DEVELOPMENT

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2009, we expensed $260 million related to product research and development compared to $248 million for fiscal 2008 and $225 million for 2006. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the year ended January 31, 2009, we recorded purchased technology and in-process research and development charges from acquisitions of $34 million compared to $14 million for fiscal 2008 and $16 million for 2006. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.

CUSTOMER SUPPORT AND CONSULTING

We have a worldwide support organization to meet our customers’ needs for software support, hardware support, and customer training. Most of our customers enter into support contracts that deliver regular software updates with the latest improvements, technical assistance from experienced experts, access to a self-service support site, and participation in Mentor’s interactive communities. Hardware support is available for emulation products. Mentor Graphics Education Services offers a wide range of learning solutions developed specifically for electronics designers and engineers.

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

We believe the main competitive factors affecting our business are breadth and quality of application software, product integration, ability to respond to technological change, quality of a company’s sales force, price, size of the installed base, level of customer support, and professional services. We believe that we generally compete favorably in these areas. We can give no assurance, however, that we will have financial resources, marketing, distribution and service capability, depth of key personnel, or technological knowledge to compete successfully in our markets.

EMPLOYEES

We employed approximately 4,500 people full time as of January 31, 2009. Our success will depend in part on our ability to attract and retain employees. None of our United States (U.S.) employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.

PATENTS AND LICENSES

We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold approximately 320 U.S. and 90 non-U.S. patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we hold approximately 420 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended. We believe that the importance of patents in the EDA industry continues to increase.

We also rely on contractual and technical safeguards to protect our proprietary rights in our products. We typically include restrictions on disclosure, use, and transferability in our agreements with customers and other parties. In addition, we use our trademark, copyright, and trade secret rights to protect our interests in our products and technology.

Some of our products include software or other intellectual property licensed from other parties. We also license software from other parties for internal use. We may have to seek new licenses or renew these licenses in the future.

Item 1A.	Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2010” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2010,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States (U.S.) and international economies may harm our business.

The global economy is undergoing extraordinary volatility, with uncertainty in the credit markets and banking systems, reduced corporate profits and capital spending, and falling consumer confidence. A number of our customers are also experiencing liquidity concerns, business insolvencies, and bankruptcies. This volatility and uncertainty about future economic conditions could adversely affect our customers and postpone decisions to license or purchase products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. We cannot predict the duration of the global economic downturn or subsequent recovery.

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

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. In fiscal 2010, we expect revenues to be unusually back-end loaded in the second half of the year, due primarily to planned renewals of existing term contracts with large customers. If these planned contract renewals are delayed or the average size of renewed contracts do not increase as we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price.

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

We derive a substantial portion of our revenues from sales of relatively few product groups and related support services. As such, any factor adversely affecting sales of these products, including the product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our operating results.

Customer payment defaults or related issues could adversely affect our financial condition and results of operations.

We have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we will generally take legal action to recover amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses, particularly in the current troubled economic environment. Though we have not, to date, experienced a material level of defaults or renegotiated a material level of pre-existing contractual commitments, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations. These risks may be exacerbated by the current global economic downturn because our revenue forecasts assume: (i) customers whose payments are recognized as revenue only when paid will make future payments as scheduled and (ii) customers whose credit ratings and financial circumstances have deteriorated since we originally booked contracts with them will make future payments as scheduled.

Goodwill and Other Intangible Assets.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the carrying value of a reporting unit exceeds its estimated fair value. Long-lived assets and amortizable intangible assets are tested for impairment when events or circumstances arise indicating that their carrying value may not be recoverable. An impairment charge is only deemed to have occurred if the sum of the forecasted undiscounted net cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As of January 31, 2009, we had a goodwill balance of $441 million and intangible assets of $40 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment or events or circumstances that would require us to test for impairment. Any impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization below the carrying value of our reporting units would result in the need for us to test for impairment if we determine that the decline is sustained. In recent months, our share price and market capitalization has significantly decreased. Conversely, the carrying value of our goodwill has increased with recent acquisitions; if current economic trends continue into the future, it is more likely than in the past that we may need to record impairment to goodwill. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our share price and market capitalization will not result in an impairment of goodwill and the recognition of a material impairment charge in future periods, which could have a material adverse effect on our financial condition and results of operations.

We are subject to the cyclical nature of the integrated circuit (IC) and electronics systems industries.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the IC and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or decline in general economic conditions. These downturns could cause diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices.

Customer payment defaults could harm our business.

We use fixed-term license agreements as standard business practices with customers we believe are credit-worthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, disagreements, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

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

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provision under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted, and may be treated as discrete accounting. Examples of items which could cause variability in the rate include tax deductions for stock option expense, application of transfer pricing rules, and changes in our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our rate. For these reasons, our global tax rate may be materially different than our forecast.

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

We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry, and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

•	Be time-consuming, costly, and/or result in litigation;

•	Divert management’s time and attention from developing our business;

•	Require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	Require us to stop selling or to redesign certain of our products;

•	Require us to release source code to third parties, possibly under open source license terms;

•	Require us to satisfy indemnification obligations to our customers; or

•	Otherwise adversely affect our business, results of operations, financial condition, or cash flows.

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

Our articles of incorporation and Oregon law may have anti-takeover effects.

Our board of directors has the authority, without action by the shareholders, to designate and issue up to 1,200,000 shares of incentive stock in one or more series and to designate the rights, preferences, and privileges of each series without any further vote or action by the shareholders. Additionally, the Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the board of directors. The potential issuance of incentive stock and the provisions of the Oregon Control Share Act and the Business Combination Act could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

We have a substantial level of indebtedness.

As of January 31, 2009, we had $238 million of outstanding indebtedness, which includes $36 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $37 million in short-term borrowings. This level of indebtedness among other things could:

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

Our revolving credit facility has financial and non-financial covenants, and default of any covenant could materially adversely impact us.

Our bank revolving credit facility imposes operating restrictions on us in the form of financial and non-financial covenants. Financial covenants include adjusted quick ratio, minimum tangible net worth, leverage ratio, senior leverage ratio, and minimum cash and accounts receivable ratio. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility. The declaration of an event of default could have a material adverse effect on our financial condition. We could also find it difficult to obtain other bank lines or credit facilities on comparable terms.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own six buildings on 43 acres of land in Wilsonville, Oregon. We occupy approximately 405,000 square feet in four of those buildings as our corporate headquarters. We also own an additional 69 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site.

We lease additional space in San Jose, California; Longmont, Colorado; Redmond, Washington; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Egypt, France, India, Pakistan, Poland, Sweden, Finland, Germany, Russia, Hungary, Austria, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2010.

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

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	62
Gregory K. Hinckley	President and Director	62
L. Don Maulsby	Senior Vice President, World Trade	57
Brian Derrick	Vice President, Corporate Marketing	45
Dean Freed	Vice President, General Counsel and Secretary	50
Robert Hum	Vice President and General Manager, Deep Submicron Division	56
Henry Potts	Vice President and General Manager, System Design Division	62
Joseph Sawicki	Vice President and General Manager, Design-to-Silicon Division	48

The executive officers are elected by our Board of Directors annually. Officers hold their positions until they resign, are terminated, or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. There are no family relationships among any of our executive officers or directors.

Dr. Rhines has served as our Chairman of the Board and Chief Executive Officer since 2000. Dr. Rhines served as our Director, President, and Chief Executive Officer from 1993 to 2000. Dr. Rhines is currently a director of Cirrus Logic, Inc. and Triquint Semiconductor, Inc., both semiconductor manufacturers.

Mr. Hinckley has served as our President since 2000. Mr. Hinckley served as our Executive Vice President, Chief Operating Officer, and Chief Financial Officer from 1997 to 2000. Mr. Hinckley is a director of ArcSoft, Inc., a provider of multimedia software and firmware, Intermec Inc., a provider of integrated systems solutions and Super Micro Computer, Inc., a server board, chassis and server systems supplier.

Mr. Maulsby has served as our Senior Vice President, World Trade since 1999.

Mr. Derrick has served as our Vice President, Corporate Marketing since 2002. From 2000 to 2001 he was Vice President and General Manager of our Physical Verification (PVX) Division. From 1998 to 2000, he was the Director of our Calibre and Velocity Strategic Business Unit. From 1997 to 1998, he was marketing manager for our Calibre Business Unit. Mr. Derrick has been with us since 1997. Mr. Derrick has served since 2006 as a director of Abound Logic, Inc. (formerly known as M2000, Inc.), an ASIC and FPGA emulation technology company. Since 2008, Mr. Derrick has served as a director of Calypto Design Systems, Inc., a sequential analysis technology company.

Mr. Freed has served as our Vice President, General Counsel, and Secretary since 1995.

Mr. Hum has served as Vice President and General Manager of our Deep Submicron Division since 2008. From 2002 to 2007, Mr. Hum served as Vice President and General Manager of our Design Verification and Test Division. From 1997 to 2002, Mr. Hum served as Chief Operating Officer and Vice President of Engineering of IKOS Systems, Inc., a hardware emulation company.

Mr. Potts has served as Vice President and General Manager of our Systems Design Division since joining us in 1999.

Mr. Sawicki has served as Vice President and General Manager of our Design-to-Silicon Division since 2003. From 2002 to 2003, he was General Manager of the PVX Division. From 2000 to 2001, Mr. Sawicki served as General Manager of our Calibre business unit. Mr. Sawicki has been with us for 17 years in various roles including applications engineering, sales and marketing, and management.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2009
High	$10.07	$15.95	$14.24	$7.55
Low	$7.67	$9.71	$6.45	$4.61

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2008
High	$18.68	$15.95	$16.19	$15.42
Low	$15.40	$12.00	$11.35	$8.25

As of March 16, 2009, we had 589 stockholders of record.

No dividends were paid in fiscal 2009 or fiscal 2008. Our revolving credit facility prohibits the payment of dividends.

PERFORMANCE GRAPH

Note: the stock price shown on the above graph is not necessarily indicative of future performance

ASSUMES $100 INVESTED ON DECEMBER 31, 2003

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDED JANUARY 31, 2009

Measurement Period (Fiscal Year Covered)	MENTOR GRAPHICS CORPORATION	HEMSCOTT GROUP INDEX	S&P 500 INDEX
Measurement point: 12/31/2003	$100.00	$100.00	$100.00
Fiscal year ended: 12/31/2004	$105.16	$109.83	$110.88
Fiscal year ended: 12/31/2005	$71.11	$110.10	$116.33
Fiscal year ended: 12/31/2006	$124.00	$127.84	$134.70
Month ended: 1/31/2007	$127.92	$129.34	$136.74
Fiscal year ended: 1/31/2008	$56.74	$130.71	$133.58
Fiscal year ended: 1/31/2009	$32.05	$81.89	$81.98

Item 6.	Selected Consolidated Financial Data

In thousands, except percentages and per share data

Year ended	January 31, 2009	January 31, 2008	December 31, 2006	December 31, 2005	December 31, 2004
Statement of Operations Data
Total revenues	$789,101	$879,732	$802,839	$713,401	$716,893
Operating income (loss)	$(65,558)	$72,366	$62,290	$28,147	$47,004
Net income (loss)	$(88,802)	$28,771	$27,204	$5,807	$(20,550)
Gross margin percent	84%	85%	86%	84%	85%
Operating income (loss) as a percent of revenues	(8%)	8%	8%	4%	7%
Per Share Data
Net income (loss) per share – basic	$(0.97)	$0.33	$0.33	$0.07	$(0.28)
Net income (loss) per share – diluted	$(0.97)	$0.32	$0.33	$0.07	$(0.28)
Weighted average number of shares outstanding – basic	91,829	88,086	81,303	78,633	72,381
Weighted average number of shares outstanding – diluted	91,829	89,981	82,825	80,133	72,381

As of	January 31, 2009	January 31, 2008	December 31, 2006	December 31, 2005	December 31, 2004
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$95,639	$126,215	$129,857	$114,410	$94,287
Working capital	$98,536	$187,172	$111,801	$118,348	$97,946
Property, plant, and equipment, net	$100,991	$100,421	$86,100	$81,614	$91,224
Total assets	$1,186,437	$1,238,113	$1,126,239	$1,020,937	$1,012,635
Short-term borrowings	$36,998	$14,178	$7,181	$11,858	$9,632
Notes payable, deferred revenue, long-term, and other noncurrent liabilities	$293,203	$279,637	$269,762	$299,014	$303,081
Stockholders’ equity	$573,880	$639,167	$533,067	$448,140	$433,715

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references in thousands, except percentages, per share data, and number of employees

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K. Certain of the statements below contain forward-looking statements. These statements are predictions based upon our current expectations about future trends and events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. In particular, we refer you to the risks discussed in Part I, Item 1A. “Risk Factors” and in our other Securities and Exchange Commission (SEC) filings, which identify important risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Form 10-K. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

THE COMPANY

We are a supplier of electronic design automation (EDA) systems — advanced computer software and emulation systems used to automate the design, analysis, and testing of electronic hardware and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.

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

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which typically represent over 50% of our system and software revenue, drive the majority of our period-to-period revenue variances. Some of these contracts include unlimited or nearly unlimited access to a fixed list of products, which results in varied pricing discounts. For these reasons, the timing and size of contract renewals is the primary driver of revenue changes from period to period.

Our products and services are dependent to a large degree on new design projects initiated by customers in the integrated circuit (IC) and electronics system industries. These industries can be cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand.

Business during the year ended January 31, 2009 slowed from levels achieved during fiscal 2008, with bookings down 13% compared to fiscal 2008. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for fiscal 2009 accounted for approximately 38% of total system and software bookings compared to 32% for fiscal 2008. The number of new customers for fiscal 2009 was down 26% from the levels experienced during fiscal 2008.

For fiscal 2009, as part of our planning process we targeted cost reductions of $26,000 to our base operating expenses in Research and development expenses, Marketing and selling expenses, and General and administrative expenses. See “Operating Expenses” in this Item 7. for additional discussion.

Known Trends and Uncertainties Impacting Future Results of Operations: Global Market and Economic Conditions

In the United States (U.S.) and abroad, recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions, increased market volatility, diminished expectations for the U.S. and global economies, and increased market uncertainty and instability in both U.S. and international capital markets. These conditions, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers due to concerns about the stability of the markets generally and the strength of the counterparties specifically. If these market conditions continue, they may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs and timely replace maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

Product Developments

During the year ended January 31, 2009, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

During the year ended January 31, 2009, we launched a number of new or improved products, which are chronologically listed below:

First Quarter

•

In February 2008, we announced the Questa® Multi-view Verification Components product and the inFactTM intelligent testbench automation tool – two new solutions that accelerate verification and improve verification coverage of today’s System on Chip (SoC) designs.

•

In March 2008, we announced the Questa CodelinkTM product, an addition to the Questa Functional Verification Platform designed to accelerate validation of application-specific integrated circuits containing one or more embedded processors.

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

•

In June 2008, we announced that inFactTM, our award-winning intelligent testbench automation tool, had been enhanced to enable large simulations to be automatically distributed across up to one thousand central processing units.

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

Third Quarter

•

In August 2008, we announced that we are working together with Altera Corporation to develop tools and methodologies for use in creating DO-254-certifiable intellectual property. Enforced by worldwide aviation safety agencies since 2005, the DO-254 standard was developed by the avionics industry to establish design assurance and guidance for airborne electronics hardware designs.

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

•

In October 2008, we announced new technology in the Olympus-SoC place-and-route system that allows timing analysis and optimizations tasks to run parallel and to deliver up to 7x improvement in timing analysis run times and up to 4x improvement in design closure times.

•	Also in October 2008, we announced that we had acquired all of the outstanding shares of Flomerics.

Fourth Quarter

•

In November 2008, we announced a new version of the Eldo® transistor-level analog simulator using multi-threading technology to boost raw speed performance in very large post-layout simulations, which are mandatory at 45 nm processes and below to thoroughly verify a complex design.

•	In December 2008, we unveiled the Veloce® Maximus product, the industry’s largest capacity hardware emulator at over half a billion gate capacity.

•

Also in December 2008, we announced the Capital® Architect graphical design tool that helps automotive original equipment manufacturers and their suppliers minimize cost and/or weight of the electrical distribution system by optimizing its physical architecture.

•	In January 2009, we further extended our leadership in high-level synthesis with the acquisition of the C Synthesis assets of Agility Design Solutions, Inc.

•

Also in January 2009, we announced a new functional design methodology based on a layered transaction-level module. This functional design flow, which uses VistaTM and Catapult® C Synthesis electronic system-level design tools, allows a single model to be taken from design concept to implementation.

We believe that the development and commercialization of EDA software tools is generally a multi-year process with limited customer adoption in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long.

CRITICAL ACCOUNTING POLICIES

We base our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience, current facts, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs, and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see Note 3. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation product sales where the software is essential to the hardware is generally recognized upon delivery.

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

Significant judgment is involved in assessing whether a fee is fixed or determinable. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on our results of operations.

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

Valuation of Trade Accounts Receivable

We maintain allowances for doubtful accounts on Trade accounts receivable and Term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, IC research and development spending, and the current decline in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be recorded as an income tax benefit in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to increase the valuation allowance on such net deferred tax assets to income tax expense in the period such determination was made.

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

Under Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), we recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

Goodwill, Intangible Assets, and Long-Lived Assets

We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether carrying values are greater than the forecasted undiscounted net cash flows of the related assets. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

We test goodwill and intangible assets with indefinite lives for impairment at least annually and whenever events or changes in circumstances indicate an impairment may exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In the event that we determine that our goodwill, intangible assets, or other long-lived assets are impaired, we make an adjustment that results in a charge to earnings for the write-down in the period that determination is made.

Special Charges

We record restructuring charges within Special charges in the Consolidated Statements of Operations in connection with our plans to better align our cost structure with projected operations in the future. We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring Charges,” as amended. We account for Special charges in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

We have recorded restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, an addition to Special charges will be recognized. If the actual cost is less than the estimated cost, a benefit to Special charges will be recognized.

We have also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained. Additionally, we also write-off leasehold improvements on abandoned office space. We work with external real estate experts in each of the markets where properties are located to develop assumptions used to determine a reasonable estimate of the net loss. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate market. If the real estate markets worsen and we are not able to sublease the properties as expected, an addition to Special charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit to Special charges will be recognized.

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

We estimate the fair value of stock options and purchase rights under our employee stock purchase plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates. In reaching our determination of expected volatility for options we include the following elements:

•	Historical volatility of our shares of common stock;

•	Historical volatility of shares of comparable companies;

•	Implied volatility of the option features in our convertible subordinated debentures; and

•	Implied volatility of traded options of comparable companies.

In reaching our determination of expected volatility for purchase rights under our employee stock plan we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made. In addition, if we were to modify any awards, additional charges would be taken.

RECENT BUSINESS COMBINATIONS

In May 2008, our board of directors announced a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics, a publicly traded company headquartered in Surrey, United Kingdom. Flomerics is a market leader in the computer simulation of mechanical engineering design processes including heat transfer and fluid flow simulation. On July 9, 2008, we obtained greater than 50% of the then outstanding ordinary shares of Flomerics and we began including Flomerics in our results of operations. As of January 31, 2009, we had acquired all of the outstanding or to be outstanding ordinary shares of Flomerics. We have integrated Flomerics into our Mechanical Analysis Division.

The total purchase price for Flomerics, including acquisition and exit costs, was $58,588. The excess of tangible assets acquired over liabilities assumed was $13,549, including cash of $12,411. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $19,660, technology of $17,870, other identified intangible assets of $8,000, a charge for in-process research and development of $6,790, and deferred tax liabilities of $7,281. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three to five years.

On May 12, 2008, we acquired all of the assets and assumed certain liabilities of Ponte, a privately held company based in Mountain View, California that develops and markets yield analysis software. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and was integrated into our Calibre® product family. The total purchase price, including acquisition costs, was $5,687. The excess of liabilities assumed over tangible assets acquired was $567, including cash of $39. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,984, technology of $1,320, other identified intangible assets of $650, and a charge for in-process research and development of $1,300. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

CHANGE IN FISCAL YEAR

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the year ended January 31, 2008. This report includes the financial information for the transition period from January 1 to January 31, 2007. We believe that the twelve months ended December 31, 2006 provide a meaningful comparison to the twelve months ended January 31, 2009 and 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 were presented in lieu of results for the twelve months ended December 31, 2006. References in this document to fiscal 2009 and fiscal 2008 represent the twelve months ended January 31, 2009 and 2008. References to 2006 represent the twelve months ended December 31, 2006.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
System and software revenues	$447,551	(19%)	$555,297	11%	$498,088
System and software gross margin	$417,361	(20%)	$520,916	12%	$466,748
Gross margin percent	93%		94%		94%
Service and support revenues	$341,550	5%	$324,435	6%	$304,751
Service and support gross margin	$244,548	7%	$228,721	3%	$221,346
Gross margin percent	72%		70%		73%
Total revenues	$789,101	(10%)	$879,732	10%	$802,839
Total gross margin	$661,909	(12%)	$749,637	9%	$688,094
Gross margin percent	84%		85%		86%

System and Software

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
Upfront license revenues	$365,010	(22%)	$466,887	12%	$415,563
Ratable license revenues	66,278	(8%)	71,678	1%	71,269
Finance fee revenues	16,263	(3%)	16,732	49%	11,256

Total system and software revenues	$447,551	(19%)	$555,297	11%	$498,088

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems. Upfront license revenues are comprised of perpetual licenses and term licenses for which we recognize revenue upon product delivery and start of the license term. Ratable license revenues are comprised of term licenses where we provide the customer with rights to unspecified or unreleased future products and as a result, recognize revenue ratably over the license term. Finance fee revenues are from the accretion on the discount of long-term installment receivables.

For fiscal 2009, our top ten customers accounted for approximately $162,000, or 36%, of total System and software revenues compared to approximately $184,000, or 33%, for fiscal 2008 and approximately $175,000, or 35%, for 2006. System and software revenues decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in the number of customers that generated revenues for the period in the amount of $1,000 or greater which resulted in a decline in system and software revenues of approximately $94,000. System and software revenues increased in fiscal 2008 compared to 2006 primarily due to an increase in the number of customers that generated revenues for the period in the amount of $1,000 or greater which resulted in an increase in system and software revenues of approximately $45,000. Customers generating revenues for the year of $1,000 or greater represented 66% of System and software revenues for fiscal 2009 compared to 70% for fiscal 2008 and 69% for 2006.

The acquisition of Flomerics in fiscal 2009 resulted in an increase in System and software revenues during fiscal 2009 compared to fiscal 2008 of $6,223.

The acquisition of Sierra Design Automation, Inc. (Sierra) in fiscal 2008 resulted in an increase in System and software revenues during fiscal 2008 compared to 2006 of $20,386.

During fiscal 2009, system and software bookings exceeded System and software revenues. Accordingly, our backlog of firm orders for System and software increased from $50,200 as of January 31, 2008 to $55,500 as of January 31, 2009. System and software revenues exceeded System and software bookings during fiscal 2008 as our backlog of firm orders decreased from $90,000 as of December 31, 2006 to $50,200 as of January 31, 2008.

Finance fee revenues for fiscal 2008 compared to 2006 increased primarily due to the increase in the average interest rates applied in determining the interest component for the outstanding term agreements during the applicable periods and growth in term licensing installment agreements.

Total revenues were favorably impacted by approximately 2% for foreign currency fluctuations for fiscal 2009 compared to fiscal 2008. Total revenues were favorably impacted by approximately 1% for foreign currency fluctuations for fiscal 2008 compared to 2006. These foreign currency fluctuations are more fully described under “Geographic Revenues Information” below.

System and software gross margin percentage decreased for fiscal 2009 compared to fiscal 2008 primarily due to increased purchased technology amortization of $2,935, due mainly to the acquisition of Flomerics.

System and software gross margin percentage was flat for fiscal 2008 compared to 2006 as System and software cost of revenues moved in line with System and software revenues.

The write-down of emulation hardware system inventory was $2,120 for fiscal 2009 compared to $1,171 for fiscal 2008 and $1,907 for 2006. These reserves reduced inventory to the amount that was expected to ship within twelve months for our Veloce emulation hardware systems and six months for all other inventory on the assumption that any excess would be obsolete.

Amortization of purchased technology to System and software cost of revenues was $12,403 for fiscal 2009 compared to $9,468 for fiscal 2008 and $13,270 for 2006. We amortize purchased technology costs over two to five years. The increase in amortization for fiscal 2009 was primarily due to the amortization of certain purchased technology acquired in acquisitions between February 1, 2007 and January 31, 2009. This increase is partially offset by certain purchased technology being fully amortized during the period between February 1, 2007 and January 31, 2009. The amortization for fiscal 2009 included amortization of purchased technology resulting from the July 2008 Flomerics acquisition of $3,475 and the May 2008 Ponte acquisition of $330.

The decrease in amortization for fiscal 2008 was primarily due to certain purchased technology being fully amortized during the fiscal year. The decrease was partially offset by amortization during fiscal 2008 of certain purchased technology acquired during the year and a full year of amortization of four technology acquisitions completed in 2006. The amortization for fiscal 2008 included amortization of purchased technology resulting from the June 2007 Sierra acquisition of $2,089.

Exclusive of future acquisitions, amortization of purchased technology will decrease by approximately 10% in fiscal 2010 primarily due to the complete amortization of purchased technology related to prior technology acquisitions partially offset by a full year of amortization related to purchased technology acquisitions during the year ended January 31, 2009.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Service and support revenues increased for fiscal 2009 compared to fiscal 2008 primarily due to the growth in the installed base of customers under support contracts, primarily resulting from acquisitions in fiscal 2009 and fiscal 2008 that added approximately $8,000 of revenues, and due to favorable currency movements on Service and support revenues of approximately $8,000, primarily in Japan.

Service and support revenues increased for fiscal 2008 compared to 2006 primarily due to the growth in the installed base of customers under support contracts of approximately $18,000, partly resulting from acquisitions in fiscal 2008 that added approximately $2,000 of revenues, and due to favorable currency movements on Service and support revenues of approximately $2,000.

The acquisition of Flomerics in fiscal 2009 resulted in an increase in Service and support revenues during fiscal 2009 compared to fiscal 2008 of $4,169.

The acquisition of Sierra in fiscal 2008 resulted in an increase in Service and support revenues during fiscal 2008 compared to fiscal 2006 of $1,515 and $4,115 during fiscal 2009 compared to fiscal 2008.

Professional service revenues totaled $36,266 for fiscal 2009 compared to $34,088 for fiscal 2008 and $29,592 for 2006.

Service and support gross margin percentage increased for fiscal 2009 compared to fiscal 2008 primarily due to a lower cost base resulting from headcount reductions and the effect of favorable currency movements on revenues discussed above.

Service and support gross margin percentage declined for fiscal 2008 compared to fiscal 2006 primarily due to declining revenues and increasing costs in emulation hardware system support. Costs associated with emulation hardware system support had increased as a result of additional support needed for our newly released Veloce emulation hardware systems. Additionally, we had increasing costs in Embedded Systems consulting due to new projects undertaken in the year ended January 31, 2008 that had revenue deferred until completion.

Geographic Revenues Information

Revenue by Geography

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
North America	$310,607	(22%)	$397,256	8%	$368,787
Europe	260,964	19%	218,835	5%	208,690
Japan	115,189	(9%)	127,011	7%	118,968
Pacific Rim	102,341	(25%)	136,630	28%	106,394

Total	$789,101		$879,732		$802,839

Revenue by Geography as a Percent of Total Revenue

Year ended	January 31, 2009	January 31, 2008	December 31, 2006
North America	39%	45%	46%
Europe	33%	25%	26%
Japan	15%	14%	15%
Pacific Rim	13%	16%	13%

Total	100%	100%	100%

Revenues decreased in North America for fiscal 2009 compared to fiscal 2008 primarily due to decreased software product revenues of approximately $73,000 and decreased emulation hardware product revenues of approximately $12,000. Revenues increased in North America in fiscal 2008 compared to 2006 primarily due to increases in software product revenues of approximately $11,000, emulation product revenues of approximately $6,000, support revenues of approximately $5,000, and consulting revenues of approximately $2,000.

Revenues outside of North America represented 61% of total revenues for fiscal 2009 compared to 55% for fiscal 2008 and 54% for 2006. For fiscal 2009, fiscal 2008, and 2006, approximately one-fourth of European revenues were booked in local currencies and subject to exchange rate fluctuations. All other European revenue contracts are denominated and paid to us in the U.S. dollar. The effects of exchange rate differences from the European currencies to the U.S. dollar favorably impacted European revenues by approximately 1% for fiscal 2009 compared to fiscal 2008 and by approximately 2% for fiscal 2008 compared to 2006. Exclusive of currency effects, higher European revenues for fiscal 2009 compared to fiscal 2008 were primarily due to increased software product revenues of approximately $34,000 and support revenues of approximately $5,000. Higher European revenues for fiscal 2008 compared to 2006 were primarily due to increased support revenues of approximately $5,000 and training revenues of approximately $1,000.

Approximately ninety percent of Japanese revenues were recorded in Japanese yen during fiscal 2009 compared to substantially all revenues during fiscal 2008 and 2006. The effects of exchange rate differences from the Japanese yen to the U.S. dollar favorably impacted Japanese revenues by approximately 12% for fiscal 2009 compared to fiscal 2008. The effects of exchange rate differences from Japanese yen to the U.S. dollar were negligible for fiscal 2008 compared to 2006. Exclusive of currency effects, lower Japanese revenues for fiscal 2009 compared to fiscal 2008 were primarily due to decreased software product revenues of approximately $23,000. Higher revenues in Japan for fiscal 2008 compared to 2006 were primarily due to increased software product revenues of approximately $5,000 and support revenues of approximately $2,000.

Revenues decreased in the Pacific Rim for fiscal 2009 compared to fiscal 2008 primarily due to decreased software product revenues of approximately $39,000, partially offset by increased support revenues of approximately $4,000. Revenues increased in the Pacific Rim for fiscal 2008 compared to fiscal 2006 primarily due to higher software product revenues of approximately $29,000 and support revenues of approximately $3,000.

We generate more than half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
Research and development	$260,351	5%	$247,870	10%	$225,324
Marketing and selling	317,473	3%	309,431	6%	292,863
General and administration	95,038	(2%)	97,118	5%	92,302
Other general expense (income), net	(24)	93%	(332)	(131%)	1,064
Amortization of intangible assets	11,113	24%	8,936	92%	4,664
Special charges	16,888	66%	10,148	42%	7,147
Impairment of long-lived assets	4,553	—	—	—	—
In-process research and development	22,075	438%	4,100	68%	2,440

Total operating expenses	$727,467	7%	$677,271	8%	$625,804

Targeted Reductions for Fiscal 2009

For fiscal 2009, as part of our planning process we targeted $26,000 of reductions to our base operating expenses in Research and development expenses, Marketing and selling expenses, and General and administration expenses. We were able to achieve this cost reduction target in fiscal 2009 with the following:

•	$9,000 in product division expense;

•	$7,000 in selling expense;

•	$5,000 in corporate support expense; and

•	$5,000 in travel expense.

However, these targeted reductions were more than offset by increases of:

•	$17,000 from business acquisitions in fiscal 2009 and fiscal 2008;

•	$10,000 from the unfavorable impact of currency movements on operating expenses;

•	$9,000 from stock-based compensation under SFAS 123(R); and

•	$8,000 from the net change of various other operating expenses.

See discussion below for further details on the impact of the above movements to operating expenses.

Research and Development

For fiscal 2009 compared to fiscal, 2008, the increase in research and development costs was primarily due to:

•	$4,300 in additional costs due to the acquisition of Sierra in the second quarter of fiscal 2008;

•	$4,300 in additional costs due to the acquisitions of Flomerics and Ponte in the second quarter of fiscal 2009;

•	$4,100 increase in stock-based compensation under SFAS 123(R); and

•	$1,800 increase in compensation expense related to salary cost increases, partly offset by variable compensation decreases.

These increases were partially offset by a $3,800 increase in research and development credits to offset costs incurred in France. The increase in research and development credits was due to changes in the calculations of credits as further described in Note 4. “Change in Accounting for Research and Development Credits” in the Notes to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The overall increase in research and development costs was unfavorably impacted by currency movements of approximately $2,000, which is included in the movements discussed above.

For fiscal 2008 compared to 2006, the increase in research and development costs was primarily due to:

•	$7,600 increase in compensation expense related to salary cost increases, partly offset by variable compensation decreases;

•	$5,700 in additional costs due to the acquisition of Sierra in the second quarter of fiscal 2008;

•	$3,500 increase in facility costs; and

•	$1,900 increase in stock-based compensation under SFAS 123(R).

The overall increase in research and development costs was unfavorably impacted by currency movements of approximately $6,000, which is included in the movements discussed above.

Marketing and Selling

For fiscal 2009 compared to fiscal 2008, the increase in marketing and selling costs was primarily due to:

•	$5,400 in additional costs due to the acquisition of Flomerics in the second quarter of fiscal 2009;

•	$3,100 increase in stock-based compensation under SFAS 123(R);

•	$2,200 in additional costs due to the acquisition of Sierra in the second quarter of fiscal 2008; and

•	$1,800 increase in employee benefit costs.

These increases were partially offset by a $5,400 decrease in compensation expense related to decreases in variable compensation, partly offset by salary cost increases.

The overall increase in marketing and selling costs was unfavorably impacted by currency movements of approximately $6,000, which is included in the movements discussed above.

For fiscal 2008 compared to 2006, the increase in marketing and selling costs was primarily due to:

•	$7,500 increase in compensation expense related to salary cost increases, partly offset by variable compensation decreases;

•	$2,500 increase in facility costs;

•	$2,500 increase in travel costs;

•	$2,400 increase in employee benefit costs; and

•	$1,500 in additional costs due to the acquisition of Sierra in the second quarter of fiscal 2008.

These increases were partially offset by a $1,300 reduction in selling expenses due to an adjustment to our unspecified reserves for bad debt based on trends in our historical experience offset by the current business environment.

The overall increase in marketing and selling costs was unfavorably impacted by currency movements of approximately $7,000, which is included in the movements discussed above.

General and Administration

For fiscal 2009 compared to fiscal 2008, the decrease in general and administration costs were primarily due to a $3,500 decrease in variable compensation and a $1,100 decrease in travel costs. These decreases were partially offset by a $1,900 increase in stock-based compensation under SFAS 123(R) and $1,000 in additional costs due to the acquisition of Flomerics in the second quarter of fiscal 2009.

The overall decrease in general and administration costs were unfavorably impacted by currency movements of approximately $2,000, which is included in the movements discussed above.

For fiscal 2008 compared to 2006, the increase in general and administration costs was primarily due to:

•	$2,200 increase in stock-based compensation under SFAS 123(R);

•	$1,100 increase in facility costs;

•	$700 increase in consulting costs; and

•	$600 increase in travel costs.

These increases were partially offset by a $1,600 decrease in compensation expense related to decreases in variable compensation, partly offset by salary cost increases.

The overall increase in general and administration costs were unfavorably impacted by currency movements of approximately $1,000, which is included in the movements discussed above.

Other General Expense (Income), Net

Other general expense (income), net represents the gain or loss on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The gain or loss on the sale of long-term receivables consists of two components: (i) the difference between the gross balance of the receivables and the net proceeds received from the financing institution, referred to as the discount on sold receivables and (ii) interest income representing the unaccreted discount on the receivables, which is recognized once the receivables are sold.

The discount on sold receivables was $2,987 during fiscal 2009 compared to $4,188 during fiscal 2008 and $4,661 during 2006. The decrease from fiscal 2008 to fiscal 2009 was due to a decrease in receivables sold and lower discount rates on sold receivables.

The interest income recognized on sold receivables was $3,011 during fiscal 2009 compared to $4,520 during fiscal 2008 and $3,597 during 2006. The decrease from fiscal 2008 to fiscal 2009 was due to a decrease in receivables sold and lower interest rates on sold receivables during fiscal 2009 compared to fiscal 2008. The increase from 2006 to fiscal 2008 was due to the sale of receivables with longer remaining terms, which resulted in higher unaccreated interest income on the receivables at the time of sale.

Amortization of Intangible Assets

For fiscal 2009 compared to fiscal 2008, the increase in amortization of intangible assets was primarily due to amortization of certain intangible assets acquired in acquisitions between February 1, 2007 and January 31, 2009. This increase is partially offset by certain assets being fully amortized during the period between February 1, 2007 and January 31, 2009. The amortization for fiscal 2009 included amortization of intangible assets resulting from the June 2007 Sierra acquisition of $5,921, July 2008 Flomerics acquisition of $1,100, and May 2008 Ponte acquisition of $178.

For fiscal 2008 compared to 2006, the increase in amortization of intangible assets was primarily due to amortization of intangible assets acquired through acquisitions between January 1, 2006 and January 31, 2008. This increase is partially offset by certain assets being fully amortized during the period between January 1, 2006 and January 31, 2008. The amortization for fiscal 2008 included amortization of intangible assets resulting from the June 2007 Sierra acquisition of $3,947.

Exclusive of future acquisitions, amortization of intangible assets will decrease in fiscal 2010 primarily due to the complete amortization of intangible assets related to prior technology acquisitions partially offset by a full year of amortization related to intangible assets acquired during fiscal 2009.

Special Charges

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
Employee severance and related costs	$9,792	1%	$9,676	120%	$4,407
Excess leased facility costs	2,548	602%	(508)	(157%)	886
Terminated acquisitions	—	—	—	(100%)	299
Other	4,548	364%	980	(37%)	1,555

Total Special charges	$16,888	66%	$10,148	42%	$7,147

Special charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 146 employees during the year ended January 31, 2009. The reduction impacted several employee groups. Employee severance costs of $9,792 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 72% of these costs were paid during the year ended January 31, 2009. We expect to pay the remainder during fiscal 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,548 during the year ended January 31, 2009 were primarily due to the abandonment of six leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the year ended January 31, 2009 included costs of $3,345 related to advisory fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. to acquire us, $1,190 in other advisory fees, and costs of $13 related to the closure of a division.

We rebalanced our workforce by 198 employees during the year ended January 31, 2008. The reduction impacted several employee groups. Employee severance costs of $9,676 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 95% of these costs were paid as of January 31, 2009. We expect to pay the remainder during fiscal 2010. There have been no significant modifications to the amount of these charges.

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

Other special charges for the year ended January 31, 2008 included costs of $953 related to the abandonment of an information technology project, costs of $99 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country, and a benefit of $72 related to a liability, arising from a previous acquisition, which was favorably settled.

We rebalanced our workforce by 90 employees during the year ended December 31, 2006. The reduction impacted several employee groups. Employee severance costs of $4,407 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid in 2006 and the remainder was paid in fiscal 2008. There have been no significant modifications to the amount of these charges.

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

Other special charges for 2006 of $1,555 included a loss of $715 for the disposal of property and equipment related to the discontinuation of an intellectual product line, a loss of $593 for the write-off of intangible assets due to the discontinuation of a product line, and $247 for other costs.

Impairment of long-lived assets

Due to the current adverse market conditions and recent declines in our market capitalization, during the fourth quarter of fiscal 2009, we completed a review of our long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We assess the recoverability of our long-lived assets by determining whether their carrying values are greater than the forecasted undiscounted net cash flows of the related assets. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. For purposes of this evaluation, long-lived assets were grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We determined that our cash flows can be subdivided into six separate asset groups for impairment testing under SFAS 144. The long-lived assets of each group consist primarily of purchased technology, other intangibles, and property, plant, and equipment. Based on this evaluation, it was determined that one of our asset groups was impaired.

We recorded an impairment loss during the fourth quarter of fiscal 2009 for the difference between the carrying value and the fair value of the long-lived assets of this asset group. We used an income approach and forecasted discounted net cash flows to determine the fair value of the assets. The sum of forecasted net cash flows of the asset group resulted in a negative value and the fair value of the assets was determined to be zero. An impairment loss was recorded for the full carrying value of the group’s long-lived assets. Accordingly, we recorded an impairment loss of $4,553 in Operating expenses in our Consolidated Statement of Operations for fiscal 2009. The impaired assets will continue to be used in our operations.

In-process Research and Development

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
In-process research and development	$22,075	438%	$4,100	68%	$2,440

In-process research and development of $22,075 for fiscal 2009 includes $1,300 for the Ponte acquisition, $6,790 for the Flomerics acquisition, and $13,985 resulting from undeveloped technology acquired through a joint development agreement with IBM addressing technological challenges of IC design at 22 nm geometries.

The $1,300 for the Ponte acquisition was assigned to one project, Litho-Etch. We based the value of the Ponte in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of the in-process research and development, the assumed commercialization date for the product was the fourth quarter of fiscal 2009. The product is still in development as of January 31, 2009 with a new expected commercialization date in the fourth quarter of fiscal 2010. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Ponte in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value and the risk associated with the development of technology.

In-process research and development of $6,790 for the Flomerics acquisition was assigned to three projects: Next Generation FLOTHERM, Next Generation FLOVENT, and Next Generation MicReD. We based the value of the Flomerics in-process research and development on the excess earnings method. In determining the value of the in-process research and development, the assumed commercialization date was fiscal 2011 for Next Generation MicReD and fiscal 2012 for Next Generation FLOTHERM and Next Generation FLOVENT. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the projects. Significant assumptions used in the valuation of the Flomerics in-process research and development included: stage of development of the projects, future revenues, estimated life of the products’ underlying technology, future operating expenses, and a discount rate of 22% to reflect present value and the risk associated with the development of technology.

We based the value of the undeveloped technology acquired through the 22 nm joint development agreement on the present value of the four year payment obligation as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in the Calibre product family once development is completed. The product release date has yet to be determined. The risks associated with the in-process research and development are considered high and no assurance can be made that any resulting products will generate any benefit or meet market expectations.

In conjunction with the acquisition of the undeveloped 22 nm technology, we made payments of $2,500 during fiscal 2009, and are required to make payments of $5,000 during fiscal 2010 and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013.

In-process research and development of $4,100 for fiscal 2008 was assigned entirely to one project, Next Generation Pinnacle, resulting from the Sierra acquisition. We based the value of the Sierra in-process research and development on the excess earnings method. In determining the value of the in-process research and development, the assumed commercialization date for the product was December 2007. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Ponte in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 20% to reflect present value and the risk associated with the development of technology. As of January 31, 2009, the development of this project has been completed and the related product is now in production.

In-process research and development of $2,440 for 2006 includes $1,700 for the SpiraTech Limited (SpiraTech) acquisition, $280 for the Next Device Limited (Next Device) acquisition, $280 for the Summit Design Inc. (Summit) acquisition, and $180 for the EverCAD Corporation (EverCAD) acquisition.

The $1,700 for the SpiraTech acquisition was assigned to one project, Next Generation Cohesive. We based the value of the SpiraTech in-process research and development on the excess earnings method. In determining the value of the in-process research and development, the assumed commercialization date for the product was fiscal 2008. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the SpiraTech in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 27% to reflect present value and the risk associated with the development of technology. As of January 31, 2009, the development of this project has been completed and the related product is now in production.

The $280 for the Next Device acquisition was assigned to one project, Next Device Engine v2.5. We based the value of the Next Device in-process research and development on the excess earnings method. In determining the value of the in-process research and development, the assumed commercialization date for the product was fiscal 2008. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Next Device in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 25% to reflect present value and the risk associated with the development of technology. As of January 31, 2009, the development of this project has been completed and the related product is now in production.

The $280 for the Summit acquisition was assigned to one project, Panorama. We based the value of the Summit in-process research and development on the excess earnings method. In determining the value of the in-process research and development, the assumed commercialization date for the product was fiscal 2009. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Summit in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 30% to reflect present value and the risk associated with the development of technology. As of January 31, 2009, the development of this project had been discontinued.

The $180 for the EverCAD acquisition was assigned to one project, ADiT MOT. We based the value of the EverCAD in-process research and development on the excess earnings method. In determining the value of the in-process research and development, the assumed commercialization date for the product was fiscal 2008. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the EverCAD in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 30% to reflect present value and the risk associated with the development of technology. As of January 31, 2009, the project was still in development and does not have an expected commercialization date.

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

Other Income, Net

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
Interest income	$5,107	(27%)	$7,001	(17%)	$8,423
Gain on sale of investments	—	—	—	(100%)	895
Loss on hedge ineffectiveness	(64)	(237%)	(19)	98%	(1,113)
Foreign currency exchange gain (loss)	4,781	629%	(904)	(155%)	(354)
Impairment of cost-basis investments	(3,488)	—	—	—	—
Equity in losses of unconsolidated entities	(1,432)	—	—	—	—
Other, net	(394)	54%	(853)	(2%)	(836)

Other income, net	$4,510	(14%)	$5,225	(26%)	$7,015

Interest income includes income for the time value of foreign currency contracts of $2,763 for fiscal 2009 compared to $2,179 for fiscal 2008 and $2,659 for 2006. Interest income also includes interest earned on our cash, cash equivalents, and short-term investments of $2,344 for fiscal 2009 compared to $4,822 for fiscal 2008 and $5,764 for 2006. The decline in interest earned on our cash, cash equivalents, and short-term investments is resulting from a decline in our cash held in interest bearing accounts and a decline in the interest rates received on the interest bearing accounts.

We recognized a loss of $64 for fiscal 2009 resulting from the ineffectiveness of derivative instruments that met the criteria for hedge accounting treatment under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) compared to a loss of $19 for fiscal 2008 and a loss of $67 for 2006. In addition, during 2006, a loss of $1,046 was recognized related to derivative instruments that did not meet the criteria for hedge accounting under the requirements of SFAS 133.

The improvement of foreign currency exchange gain (loss) for fiscal 2009 compared to fiscal 2008 was primarily due to favorable movement of exchange rates on the U.S. dollar and unhedged balance sheet positions associated with our acquisition of Flomerics. The increase in foreign currency exchange loss for fiscal 2008 compared to 2006 was primarily due to the closure of a foreign subsidiary and the transfer of related liabilities to another foreign subsidiary using a different functional currency.

We recognized impairment losses on two long-term investments maintained on a cost basis of $3,488 for fiscal 2009, as we determined that both investments had an other-than-temporary decline in value. Additionally, we recognized a loss of $1,432 for fiscal 2009 which represented our portion of losses of an unconsolidated entity accounted for under the equity method.

Interest Expense

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
Interest expense	$16,904	(17%)	$20,264	(31%)	$29,560

The decrease in interest expense for fiscal 2009 compared to fiscal 2008 was due largely to the purchase and retirement during fiscal 2008 of $13,748 of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 and $35,000 of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. The decrease in interest expense for fiscal 2008 compared to 2006 was due largely to the net effect of financing transactions that occurred in 2006.

Interest expense for fiscal 2009 included:

•	$12,949 for the interest expense and amortization of debt issuance costs on the 6.25% Debentures and Floating Rate Debentures; and

•	$2,531 for the time value of foreign currency contracts.

Interest expense for fiscal 2008 included:

•	$16,533 for the interest expense and amortization of debt issuance costs on the 6.25% Debentures and Floating Rate Debentures;

•	$1,828 for the time value of foreign currency contracts; and

•	$1,042 for the write-off of unamortized debt issuance costs on the 6.25% Debentures and the Floating Rate Debentures due to the repurchases.

Interest expense for 2006 included:

•	$19,428 for the interest expense and amortization of debt issuance costs on the 6.25% Debentures, the Notes and the Floating Rate Debentures;

•

$4,716 for the call premiums on the 6 7/8% Convertible Subordinated Notes (Notes) due 2007 and $869 for the repurchase premiums on the Floating Rate Debentures, partially offset by repurchase discounts of $1,071 on the Floating Rate Debentures;

•	$2,711 for the write-off of unamortized debt issuance costs on the Notes and the Floating Rate Debentures due to repurchases; and

•	$2,163 for the time value of foreign currency contracts.

Provision for Income Taxes

Year ended	January 31, 2009	Change	January 31, 2008	Change	December 31, 2006
Income tax expense	$10,850	(62%)	$28,556	128%	$12,541

In the year ended January 31, 2009, our loss before taxes of $77,952 consisted of $128,150 of pre-tax loss in the U.S. and $50,198 of foreign pre-tax income, reflecting the decline in the North American and Pacific Rim markets in relation to our business in Europe. Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), and changes in tax reserves. Deferred tax assets consist of net operating loss carryforwards in several jurisdictions, including the U.S., credit carryovers, and timing differences between book and taxable income. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

We have tax expense in the year ended January 31, 2009 even though we have a loss on our income statement for the full fiscal year. This is mainly because we have tax expense on our net profit in our international operations, while any tax benefit from our losses in the U.S. is generally offset by an increase in the valuation allowance on U.S. deferred tax assets. This inability to utilize the benefits of our U.S. losses was the primary reason for our negative tax rate of 14% for the year ended January 31, 2009. Our tax rate differs from our federal statutory rate of 35% principally due to:

•	U.S. losses for which no tax benefit has been recognized;

•	Withholding taxes in certain foreign jurisdictions;

•	Increases in foreign tax reserves;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Non-deductible in-process research and development;

These amounts are partially offset by: (i) the benefit of lower tax rates on earnings of foreign subsidiaries and (ii) the application of tax incentives for research and development in certain jurisdictions. Lower withholding taxes and higher income in low-tax jurisdictions combined to result in a significantly lower tax impact from international operations in fiscal 2009 as compared to fiscal 2008.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries to the extent they are considered permanently re-invested outside of the U.S. As of January 31, 2009, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $278,000. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards or carry foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

As of January 31, 2009, for federal income tax purposes, we had net operating loss carryforwards of approximately $145,327, foreign tax credits of $3,415, research and experimentation credit carryforwards of $35,975, alternative minimum tax credits of $4,483, and childcare credits of $913. As of January 31, 2009, for state income tax purposes, we had net operating loss carryforwards totaling $173,624 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $6,302. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If not used to reduce U.S. taxable income in future periods, the net operating loss carryforwards will substantially expire in the fiscal years ending January 31, 2019 through 2029. The foreign tax credits will expire in fiscal years ending 2011 through 2019, research and experimentation credit carryforwards will expire between fiscal years ending 2016 through 2029, and childcare credits will expire between fiscal years ending 2023 and 2029. The alternative minimum tax credits do not expire. As of January 31, 2009, we have net operating losses in multiple foreign jurisdictions of $14,341. In general, the net operating losses for these foreign jurisdictions can be carried forward indefinitely.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when we expect differences to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Since 2004, we have determined it is uncertain whether our U.S. entities will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded valuation allowances against the portion of those deferred tax assets for which realization is uncertain. Valuation allowances relating to non-U.S. taxing jurisdictions were based on the historical earnings patterns which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

Net deferred tax assets of $33,008 as of January 31, 2009, reflect a net increase of $4,705 compared to $28,303 as of January 31, 2008. Gross assets increased by $41,944 from January 31, 2008 to January 31, 2009 principally due to the generation of net operating losses in the U.S. and recording of the tax effect of stock-based compensation expense under SFAS 123(R). There was a $6,285 decrease in deferred tax liabilities from January 31, 2008 to January 31, 2009 related to the amortization of developed technology and other intangibles acquired with the acquisition of Sierra Design Automation, Inc. The valuation allowance increased by $43,524 from January 31, 2008 to January 31, 2009.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, and 2004 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. Although we continue to contest the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The tentative settlement is generally consistent with our reserve posture. Due to the availability of net operating loss carryforwards and our previously recorded reserves in the U.S., we do not expect any significant financial statement impact or cash payments once this matter is effectively settled. In Ireland and Japan, our statute of limitations remains open for years on or after 2004.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities, even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur that would require us to increase or decrease our reserves and effective tax rate. We may continue to build reserves, consistent with past years. It is reasonably possible that unrecognized tax positions may decrease by up to $24,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it may have a positive impact on our effective tax rate. A significant portion of reserves which are expected to settle or expire within the next twelve months may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Certain reductions in our reserves may require cash payments. Please refer to “Liquidity and Capital Resources” in this Item 7. for additional discussion. Income tax-related interest and penalty expenses were $3,122 for the year ended January 31, 2009.

On February 1, 2007, we adopted FIN 48. The adoption did not have a cumulative effect on our Retained earnings. The liability for income taxes associated with uncertain tax positions was $59,078 as of January 31, 2009 and $51,474 as of January 31, 2008. Tax benefits which could offset this liability were $2,451 as of January 31, 2009 and $2,472 as of January 31, 2008. Such offsetting tax benefits consider the correlative effects of deductible interest and state income taxes and other deductible tax adjustments. We expect uncertain tax positions of $39,443, if recognized, would favorably affect our effective tax rate whereas the recognition of other uncertain tax positions could result in reductions to goodwill or an increase in deferred tax assets being subject to valuation allowances. As part of the adoption of FIN 48, we reclassified $42,730 from income tax payable to other long-term liabilities. As of January 31, 2009, the full reserve for taxes of $59,078 was reflected in income tax liability.

Effects of Foreign Currency Fluctuations

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. during fiscal 2009 compared to approximately half of our revenues and approximately one-third of our expenses for fiscal 2008 and 2006. For fiscal 2009, fiscal 2008, and 2006, approximately one-fourth of European revenues were subject to exchange rate fluctuations as they were booked in local currencies. All other European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. For fiscal 2009, approximately ninety percent of Japanese revenues were subject to exchange rate fluctuations compared to substantially all Japanese revenues for fiscal 2008 and 2006. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

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

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of our Consolidated Balance Sheets, decreased to $18,938 as of January 31, 2009 from $37,782 as of January 31, 2008. This decrease reflects the decrease in the value of net assets denominated in foreign currencies as a result of the strengthening of the U.S. dollar since January 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and thus, that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Based on a preliminary analysis, we have determined that the new guidance will affect our 6.25% Debentures. FSP APB 14-1 will have an adverse effect on our operating results and financial condition. In addition, FSP APB 14-1 requires retrospective adoption which will require us to adjust our Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3) which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP FAS 142-3 amends guidance in SFAS No. 142, “Goodwill and Other Intangible Assets” regarding estimating the useful lives of intangible assets. FSP FAS 142-3 requires additional disclosures related to renewing or extending the terms of recognized intangible assets. In estimating the useful life of a recognized intangible asset, FSP FAS 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. We do not anticipate that the adoption of FSP FAS 142-3 will have a significant impact on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) which is effective for fiscal years beginning on or after November 15, 2008. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. We do not anticipate that the adoption of SFAS 161 will have a significant impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) which is effective for fiscal years beginning on or after December 15, 2008. SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” This standard also requires all business combinations to be accounted for by applying the acquisition method and for an acquirer to be identified for each business combination. We expect SFAS 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date of February 1, 2009.

In November 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1) which is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-1 defines collaborative arrangements and establishes reporting requirements between participants in collaborative arrangements. We are currently evaluating the effect of the adoption of EITF 07-1 and the impact it will have on our consolidated financial position, results of operations, and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under the revolving credit facility

As of January 31, 2009, we had cash and cash equivalents of $93,642 and short term investments of $1,997. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.

The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We anticipate that the following will be sufficient to meet our working capital needs on a short-term and long-term basis:

•	Current cash balances;

•	Anticipated cash flows from operating activities, including the effects of financing customer term receivables;

•	Amounts available under existing revolving credit facilities; and

•	Other available financing sources, such as the issuance of debt or equity securities.

Year ended January 31,	2009	2008
Cash provided by operating activities	$22,672	$79,615
Cash used in investing activities	$(90,078)	$(42,201)
Cash provided by (used in) financing activities	$44,510	$(17,339)

Operating Activities

Cash provided by operating activities includes net income (loss), adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. As a result of the current global economic downturn, our customers may not be able to make future payments as scheduled or may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers could have a material adverse effect on our financial condition. To address these concerns, we are monitoring our accounts receivable portfolio for customers with low or decreasing credit ratings and have increased our collection efforts over the last fiscal year.

We made payments of $2,500 during the year ended January 31, 2009 resulting from the acquisition of the undeveloped 22 nm technology we acquired under a joint development agreement with IBM entered into during the second quarter of fiscal 2009. We are required to make payments of $5,000 during fiscal 2010 and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013. See further discussion of the joint development agreement in Note 23. “In-Process Research and Development” in the Notes to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Trade Accounts and Term Receivables

As of January 31,	2009	2008
Trade accounts receivable, net	$272,852	$332,641
Term receivables, long-term	$146,682	$134,059
Average days sales outstanding in short-term receivables	101 days	105 days
Average days sales outstanding in trade accounts receivable	50 days	55 days

The decrease in the average days sales outstanding in Trade accounts receivable, net was due to improved collections of Trade accounts receivable, net while the decrease in Trade accounts receivable, net was due to lower revenue for the year ended January 31, 2009 compared to the year ended January 31, 2008.

Excluding the current portion of term receivables of $139,133, average days sales outstanding were 50 as of January 31, 2009. Excluding the current portion of term receivables of $157,077, average days sales outstanding were 55 as of January 31, 2008.

The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. The decrease in total term receivables from $291,136 as of January 31, 2008 to $285,815 as of January 31, 2009 was primarily due to decreased revenue in our term agreements for the year ended January 31, 2009 compared to the year ended January 31, 2008, partially offset by increased Term receivables, long-term due to a combination of a reduction in the amount of Term receivables, long-term sold during fiscal 2009 compared to fiscal 2008 and a favorable prior year impact of upfront payments on a few term license transactions which did not occur in fiscal 2009.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the year ended January 31, 2009, we sold Trade receivables, short-term of $28,059 and Term receivables, long-term of $29,128 for net proceeds of $54,200. For the year ended January 31, 2008, we sold Trade receivables, short-term of $29,921 and Term receivables, long-term of $34,084 for net proceeds of $59,817. We continue to evaluate the economics of the sale of accounts receivable and have not set a target for the sale of accounts receivables for fiscal 2010.

Accrued Payroll and Related Liabilities

As of January 31,	2009	2008
Accrued payroll and related liabilities	$65,687	$78,948

The decrease in Accrued payroll and related liabilities primarily reflected lower bonus accruals of $8,682 and commission accruals of $7,357 for the year ended January 31, 2009 compared to the year ended January 31, 2008.

Deferred Revenue

As of January 31,	2009	2008
Deferred revenue - short and long term	$171,988	$173,798

Deferred revenue consists primarily of prepaid annual software support services.

Investing Activities

Excluding short-term investments, cash used in investing activities for the year ended January 31, 2009 primarily consisted of cash paid for the acquisition of businesses and equity interests and capital expenditures.

In fiscal 2009, we acquired Flomerics which resulted in cash payments of $46,030, net of cash acquired of $12,411. Also in fiscal 2009, we acquired substantially all of the assets of Ponte for cash payment of $5,646, net of cash acquired of $39. Additionally, during the year ended January 31, 2009, we paid $2,821 for earn-outs related to prior acquisitions.

Expenditures for property, plant, and equipment increased to $40,402 for fiscal 2009 compared to $37,923 for fiscal 2008. The increase in expenditures for property, plant, and equipment was a result of infrastructure improvements within facilities and information technology.

We plan to finance our continued investments in business acquisitions and property, plant, and equipment using cash on hand, cash generated from operating activities and borrowings under the revolving credit facility.

Financing Activities

Cash flows from financing activities in fiscal 2009 increased primarily due to a decrease in the repurchases of the 6.25% Debentures and the Floating Rate Debentures and borrowings on our revolving credit facility. Fiscal 2009 cash flows from financing activities consisted primarily of:

•	$22,336 provided by common stock issuances resulting from stock option exercises and employee stock plan purchases; and

•	$20,000 net provided by our revolving credit facility as further discussed below in “Revolving Credit Facility.”

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

Other factors affecting liquidity and capital resources

Income Taxes

As of January 31, 2009, we had a net liability of $59,078 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as Income tax liability in our Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

We are currently under examination in the U.S. and various other jurisdictions. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. Although we continue to contest the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The tentative settlement is generally consistent with our reserve posture. Due to the availability of net operating loss carryforwards and our previously recorded reserves in the U.S., we do not expect any significant financial statement impact or cash payment once this matter is effectively settled.

6.25% Debentures due 2026

In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of January 31, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the year ended January 31, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

Floating Rate Debentures due 2023

In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 4.54% for the year ended January 31, 2009 and 6.91% for fiscal 2008. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of January 31, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the year ended January 31, 2009, we did not repurchase any Floating Rate Debentures and the principal amount of $36,102 remains outstanding.

Revolving Credit Facility

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of the federal funds rate, as defined, plus 0.5% or the prime rate of the lead bank. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $327 for fiscal 2009 and $304 for each of fiscal 2008 and 2006. This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of sum of cash and cash equivalents, short-term investment, and net current receivables to total current liabilities) shall not be less than 0.85;

•

Our tangible net worth (total assets (exclusive of goodwill, trademarks, trade names, organization expense, treasury stock, unamortized debt discount and premium and other like intangibles) minus total liabilities (including accrued and deferred income taxes)) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to sum of subordinated debt and tangible net worth) shall not be greater than 2.20;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to sum of subordinated debt and tangible net worth) shall be less than 0.90; and

•

Our minimum cash and accounts receivable ratio (ratio of sum of cash and cash equivalents, short-term investments, and 47.5% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility prevents us from paying dividends.

We were in compliance with all financial covenants as of January 31, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility. The declaration of an event of default could have a material adverse effect on our financial condition. We could also find it difficult to obtain other bank lines or credit facilities on comparable terms.

We borrowed $30,000 against the revolving credit facility and repaid $10,000 during the year ended January 31, 2009. As of January 31, 2009, we had an outstanding balance of $20,000. The interest rate as of January 31, 2009 was 3.25%.

In March 2009, we amended the revolving credit facility to change the minimum tangible net worth covenant, effective for the quarter ended April 30, 2009. The amendment changes the calculation by reducing the required minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15 million. The calculation of minimum tangible net worth increases the required minimum each quarter by 70% of any positive net income for the quarter. The amendment limits the aggregate increase attributable to our net income over the course of any fiscal year to 70% of the positive net income for the full year. The previous calculation had excluded quarters in which there was a loss in determining the addition to minimum tangible net worth. In addition to changes in the calculation of minimum tangible net worth, the amendment changes the definition of the base rate available under the agreement to the be the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) prime rate of the lead bank, or (iii) LIBOR plus 1.0%.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

LONG-TERM INVESTMENTS

In January 2008, we agreed to purchase $2,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto). Calpyto is an EDA company with two main products: (i) SLEC, an equivalence checking tool and (ii) PowerPro, a power reduction tool. The Series D Preferred Stock is convertible into common shares at our option at any time. We purchased $1,000 of the Series D Preferred Stock in January 2008. During the second quarter of fiscal 2009, we purchased the remaining $1,000 of the Series D Preferred Stock as a result of Calypto substantially meeting certain booking and development milestones established at the time of our initial purchase.

As of January 31, 2009, we controlled 28.6% of the voting stock of Calypto and 20% of the participating membership of the board of directors. We have determined our investment in Calypto to be “in-substance common stock” as described in EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” Accordingly, we have accounted for our investment in Calypto pursuant to the equity method of accounting in accordance with APB 18. We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practical to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements. During the year ended January 31, 2009, we recorded a loss of $1,432 for our equity in the losses of Calypto from our initial investment in January 2008 through October 31, 2008.

We have two investments in preferred stock of privately-held companies that we account for using the cost method of accounting under APB 18. In accordance with APB 18, we evaluated these two investments during the fourth quarter of fiscal 2009 and determined that both investments had an other-than-temporary decline in fair value. Accordingly, we recorded impairment losses during the year ended January 31, 2009 of $3,488 for the full value of both cost method investments.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make the following payments as of January 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$201,102	$—	$—	$—	$201,102
Interest on debt (1)	200,260	11,973	23,946	23,946	140,395
Joint development agreement	12,500	5,000	5,000	2,500	—
Other long-term liabilities (2)	5,806	531	1,309	1,744	2,222
Other borrowings (3)	89,166	55,106	34,060	—	—
Operating leases	90,367	29,181	33,712	13,020	14,454

Total contractual obligations	$599,201	$101,791	$98,027	$41,210	$358,173

(1)	Interest on our floating rate debt was calculated for all years using the rates effective as of January 31, 2009.

(2)	We did not include $59,078 of unrecognized tax liability due to the uncertainty with respect to the timing of future cash flows as of January 31, 2009. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable and the timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.

(3)	Other borrowings include amounts due to financial institutions for the sale of receivables.

OUTLOOK FOR FISCAL 2010

We expect revenues for the first quarter of fiscal 2010 to be approximately $200 to $210 million, with net loss per share for the same period in the range of $(0.08) to $(0.13).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All numerical references in thousands, except percentages and interest rates

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of January 31, 2009. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$38,414	0.48%
Short-term investments – fixed rate	1,997	2.57%

Total fixed rate interest bearing instruments	$40,411	0.59%

We had convertible subordinated debentures of $165,000 outstanding with a fixed interest rate of 6.25% as of January 31, 2009. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $36,102 outstanding with a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65% as of January 31, 2009. For variable interest rate debt, interest rate changes generally do not affect the fair market value but do affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $361.

As of January 31, 2009, we had a syndicated, senior, unsecured revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140,000. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of the federal funds rate, as defined, plus 0.5%, or the prime rate of the lead bank. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. We borrowed $30,000 and repaid $10,000 against the revolving credit facility during the year ended January 31, 2009. As of January 31, 2009, we had an outstanding balance of $20,000. The interest rate as of January 31, 2009 was 3.25%.

Including the $20,000 outstanding under the revolving credit facility, we had short-term borrowings of $24,448 outstanding as of January 31, 2009 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $244.

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

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third parties at future dates with fixed exchange rates. As of January 31, 2009, we had the following options outstanding:

•	Japanese yen with contract values totaling $60,837 at a weighted average contract rate of 110.68 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $97,475 at a weighted average contract rate of 0.66 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $31,032 at a weighted average contract rate of 0.52 to hedge forecasted expense exposures.

As of January 31, 2008, we had the following options outstanding:

•	Japanese yen with contract values totaling $125,192 at a weighted average contract rate of 120.64 to hedge forecasted revenue exposures;

•	Euro with contract values totaling $70,614 at a weighted average contract rate of 0.70 to hedge forecasted expense exposures; and

•	British pound with contract values totaling $29,394 at a weighted average contract rate of 0.48 to hedge forecasted expense exposures.

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows and existing assets and liabilities. Our practice is to hedge a majority of our existing material foreign currency transaction exposures.

The following table provides information about our foreign currency forward contracts. The information provided is in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature through the first half of the following fiscal year.

	2009		2008
As of January 31,	Notional Amount	Weighted Average Contract Rate	Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$56,081	0.75	$70,359	0.69
Japanese yen	45,300	94.46	35,974	109.63
British pound	13,696	0.65	19,717	0.50
Indian rupee	8,852	48.80	11,492	39.32
Swedish krona	7,345	8.18	5,967	6.42
Taiwan dollar	7,221	33.37	7,755	32.09
Canadian dollar	4,152	1.25	2,943	0.98
Swiss franc	3,128	1.12	2,532	1.10
Danish krone	2,685	5.61	1,952	5.08
Israeli shekels	1,645	3.82	595	3.73
Korean won	1,494	1,376.00	1,131	938.60
Chinese yuan	1,096	6.86	611	7.19
Russian rubles	1,032	34.85	347	24.65
Other	1,267	—	1,031	—

Total forward contracts	$154,994		$162,406

Item 8.	Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

In thousands, except per share data	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Revenues:
System and software	$447,551	$555,297	$498,088	$9,275
Service and support	341,550	324,435	304,751	23,006

Total revenues	789,101	879,732	802,839	32,281

Cost of revenues:
System and software	17,787	24,913	18,070	1,368
Service and support	97,002	95,714	83,405	8,261
Amortization of purchased technology	12,403	9,468	13,270	1,143

Total cost of revenues	127,192	130,095	114,745	10,772

Gross margin	661,909	749,637	688,094	21,509

Operating expenses:
Research and development	260,351	247,870	225,324	20,590
Marketing and selling	317,473	309,431	292,863	23,324
General and administration	95,038	97,118	92,302	8,025
Other general expense (income), net	(24)	(332)	1,064	19
Amortization of intangible assets	11,113	8,936	4,664	460
Special charges	16,888	10,148	7,147	119
Impairment of long-lived assets	4,553	—	—	—
In-process research and development	22,075	4,100	2,440	—

Total operating expenses	727,467	677,271	625,804	52,537

Operating income (loss)	(65,558)	72,366	62,290	(31,028)
Other income, net	4,510	5,225	7,015	1,348
Interest expense	(16,904)	(20,264)	(29,560)	(1,707)

Income (loss) before income tax	(77,952)	57,327	39,745	(31,387)
Income tax expense (benefit)	10,850	28,556	12,541	(1,038)

Net income (loss)	$(88,802)	$28,771	$27,204	$(30,349)

Net income (loss) per share:
Basic	$(0.97)	$0.33	$0.33	$(0.36)

Diluted	$(0.97)	$0.32	$0.33	$(0.36)

Weighted average number of shares outstanding:
Basic	91,829	88,086	81,303	84,590

Diluted	91,829	89,981	82,825	84,590

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of January 31,	2009	2008
In thousands
Assets
Current assets:
Cash and cash equivalents	$93,642	$117,926
Short-term investments	1,997	8,289
Trade accounts receivable, net of allowance for doubtful accounts of $5,515 as of January 31, 2009 and $4,577 as of January 31, 2008	272,852	332,641
Other receivables	12,086	7,936
Inventory	11,074	8,682
Prepaid expenses and other	16,076	21,433
Deferred income taxes	10,163	9,574

Total current assets	417,890	506,481
Property, plant, and equipment, net	100,991	100,421
Term receivables, long-term	146,682	134,059
Goodwill	441,221	417,485
Intangible assets, net	39,735	34,396
Deferred income taxes	22,845	18,729
Other assets	17,073	26,542

Total assets	$1,186,437	$1,238,113

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$36,998	$14,178
Accounts payable	10,197	23,634
Income taxes payable	5,340	6,675
Accrued payroll and related liabilities	65,687	78,948
Accrued liabilities	46,034	41,053
Deferred revenue	155,098	154,821

Total current liabilities	319,354	319,309
Notes payable	201,102	201,102
Deferred revenue, long-term	16,890	18,977
Income tax liability	59,078	48,340
Other long-term liabilities	16,133	11,218

Total liabilities	612,557	598,946

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 94,126 shares issued and outstanding as of January 31, 2009 and 90,742 shares issued and outstanding as of January 31, 2008	580,298	531,153
Retained earnings (accumulated deficit)	(17,652)	71,150
Accumulated other comprehensive income	11,234	36,864

Total stockholders’ equity	573,880	639,167

Total liabilities and stockholders’ equity	$1,186,437	$1,238,113

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

In thousands	Year Ended January 31, 2009	Year Ended January 31, 2008	Year Ended December 31, 2006	Month Ended January 31, 2007
Operating Cash Flows:
Net income (loss)	$(88,802)	$28,771	$27,204	$(30,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	31,500	27,757	25,300	2,436
Amortization	26,104	20,816	19,608	1,793
Write-off of debt issuance costs	—	1,042	2,711	—
Gain on debt extinguishment	—	(313)	(1,071)	—
Stock-based compensation	28,223	18,476	13,597	1,053
Deferred income taxes	(6,501)	15,196	(1,803)	(6,664)
Changes in other long-term liabilities	(569)	(3,039)	(3,181)	(182)
Write-down of assets	—	—	593	—
Impairment of long-lived assets	4,553	—	—	—
In-process research and development	22,075	4,100	2,440	—
Write-down of long-term investments	3,488	—	—	—
Equity in loss of unconsolidated entities	1,432	—	—	—
Gain on sale of investments	—	—	(895)	—
Loss (gain) on disposal of property, plant, and equipment, net	140	104	790	(10)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	41,410	(72,865)	(19,275)	10,048
Prepaid expenses and other	(20,225)	(10,382)	(5,450)	(803)
Term receivables, long-term	(21,713)	6,031	(26,554)	24,906
Accounts payable and accrued liabilities	(16,126)	(5,376)	33,262	(17,558)
Income taxes payable	13,008	9,103	6,637	704
Deferred revenue	4,675	40,194	4,962	13,258

Net cash provided by (used in) operating activities	22,672	79,615	78,875	(1,368)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	25,631	79,491	131,059	18,810
Purchases of short-term investments	(19,310)	(44,030)	(138,128)	(15,734)
Purchases of property, plant, and equipment, net	(40,402)	(37,923)	(29,289)	(3,677)
Purchases of intangible assets	—	—	(443)	—
Proceeds from sale of investments	—	—	895	—
Acquisitions of businesses and equity interests, net of cash acquired	(55,997)	(39,739)	(29,154)	218

Net cash used in investing activities	(90,078)	(42,201)	(65,060)	(383)

Financing Cash Flows:
Proceeds from issuance of common stock	22,336	26,522	34,898	12,134
Tax benefit from share options exercised	93	85	390	196
Net increase (decrease) in short-term borrowings	2,875	4,490	(4,267)	1,908
Debt issuance costs	(794)	—	(6,370)	—
Proceeds from notes payable and revolving credit facility	30,000	20,000	200,000	—
Repayments of notes payable and revolving credit facility	(10,000)	(68,436)	(231,264)	—

Net cash provided by (used in) financing activities	44,510	(17,339)	(6,613)	14,238

Effect of exchange rate changes on cash and cash equivalents	(1,388)	2,619	1,176	(286)

Net change in cash and cash equivalents	(24,284)	22,694	8,378	12,201
Cash and cash equivalents at the beginning of the period	117,926	95,232	74,653	83,031

Cash and cash equivalents at the end of the period	$93,642	$117,926	$83,031	$95,232

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands	Shares	Amount
Balance as of December 31, 2005	79,248	$381,962	$45,524	$20,654		$448,140
Net income			27,204		$27,204	27,204
Foreign currency translation adjustment				7,493	7,493	7,493
Adjustment for initial application of SFAS 158, after tax benefit of $335				(488)	(488)	(488)
Unrealized gain on derivatives, after tax expense of $458				1,833	1,833	1,833

Comprehensive income					$36,042

Stock issued under stock option and stock purchase plans	4,294	34,898				34,898
Stock compensation expense		13,597				13,597
Tax benefit from share options exercised		390				390

Balance as of December 31, 2006	83,542	430,847	72,728	29,492		533,067
Net loss			(30,349)		$(30,349)	(30,349)
Foreign currency translation adjustment				(1,831)	(1,831)	(1,831)
Pension liability, after tax expense of $133				16	16	16
Unrealized loss on derivatives, after tax benefit of $30				(237)	(237)	(237)

Comprehensive loss					$(32,401)

Stock issued under stock option and stock purchase plans	1,277	12,134				12,134
Stock compensation expense		1,053				1,053
Tax benefit from share options exercised		196				196

Balance as of January 31, 2007	84,819	444,230	42,379	27,440		514,049
Net income			28,771		$28,771	28,771
Foreign currency translation adjustment				10,796	10,796	10,796
Pension liability, after tax expense of $39				198	198	198
Unrealized loss on derivatives, after tax benefit of $196				(1,570)	(1,570)	(1,570)

Comprehensive income					$38,195

Stock issued under stock option and stock purchase plans	2,826	26,522				26,522
Stock issued for acquisition	3,097	42,844				42,844
Stock compensation expense		17,472				17,472
Tax benefit from share options exercised		85				85

Balance as of January 31, 2008	90,742	$531,153	$71,150	$36,864		$639,167
Net loss			(88,802)		$(88,802)	(88,802)
Foreign currency translation adjustment				(18,844)	(18,844)	(18,844)
Pension liability, after tax benefit of $138				(250)	(250)	(250)
Unrealized loss on derivatives, after tax benefit of $318				(6,536)	(6,536)	(6,536)

Comprehensive loss					$(114,432)

Stock issued under stock option and stock purchase plans	3,384	22,336				22,336
Stock compensation expense		26,716				26,716
Tax benefit from share options exercised		93				93

Balance as of January 31, 2009	94,126	$580,298	$(17,652)	$11,234		$573,880

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Notes to Consolidated Financial Statements

All numerical references in thousands, except percentages, per share data, and number of employees

1. Nature of Operations

We are a supplier of electronic design automation (EDA) systems — advanced computer software and emulation systems used to automate the design, analysis, and testing of electronic hardware and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. We were incorporated in Oregon in 1981 and our common stock is traded on The NASDAQ Global Select Market under the symbol “MENT.” In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.

2. Change in Fiscal Year

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the year ended January 31, 2008. This report includes the financial information for the transition period from January 1 to January 31, 2007. We believe that the twelve months ended December 31, 2006 provide a meaningful comparison to the twelve months ended January 31, 2009 and 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 were presented in lieu of results for the twelve months ended December 31, 2006. References in these footnotes to fiscal 2009 and fiscal 2008 represent the twelve months ended January 31, 2009 and 2008. References to 2006 represent the twelve months ended December 31, 2006.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of us and our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 15. “Commitments and Contingencies.”

Foreign Currency Translation

Local currencies are the functional currencies for our foreign subsidiaries except for Ireland, Singapore, and Egypt where the United States (U.S.) dollar is used as the functional currency. We translate assets and liabilities of foreign operations, excluding Ireland, Singapore, and Egypt, to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. We include foreign currency translation adjustments in Stockholder’s equity as a component of Accumulated other comprehensive income. We maintain the accounting records for our subsidiaries in Ireland, Singapore, and Egypt in the U.S. dollar and accordingly no translation is necessary. We include foreign currency transaction gains and losses as a component of Other income, net.

Use of Estimates

U.S. generally accepted accounting principles (GAAP) require management to make estimates and assumptions that affect the reported amount of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Equivalents

Cash equivalents totaled $38,414 as of January 31, 2009 and included certificates of deposit and other highly liquid investments with original maturities of ninety days or less. Cash equivalents totaled $84,117 as of January 31, 2008 and include certificates of deposit, commercial paper, and other highly liquid investments with original maturities of ninety days or less.

Investments

We account for investments in debt and equity securities in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18) and Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Short-term investments include certificates of deposit, commercial paper, and other highly liquid investments with original maturities in excess of ninety days at the time of purchase and less than one year from the balance sheet date. As of January 31, 2009 and 2008, our short-term investments consisted entirely of corporate debt securities classified as held to maturity. The fair value of short-term investments was $2,030 as of January 31, 2009 and $8,316 as of January 31, 2008, compared to carrying values at amortized cost of $1,997 as of January 31, 2009 and $8,289 as of January 31, 2008. As of January 31, 2009, we were not aware of any other-than temporary impairment of our short-term investments.

Long-term investments, included in Other assets on the accompanying Consolidated Balance Sheets, include investments with maturities in excess of one year from the balance sheet date, investments with indefinite lives, and equity securities. We determine the appropriate classification of our investments at the time of purchase. For investments in equity securities, we use the equity method of accounting when our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, we record our share of earnings or losses in Other income, net equal to our share of the earnings and losses of the investee. For debt securities and other equity securities with readily determinable fair values (marketable securities), we classify our investment as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We state held-to-maturity securities at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. We carry available-for-sale securities at fair value based on quoted market prices. We report unrealized gains and losses of available-for-sale securities net of tax in Stockholders’ equity as a component of Accumulated other comprehensive income. For investments in equity securities without a readily determinable fair value, and as to which we do not exercise significant influence over the investee, we record our investment under the cost method of accounting. Under the cost method of accounting, we carry the investment at historical cost and we periodically evaluate the fair value of the investment to determine if an other-than-temporary decline in value has occurred. For the year ended January 31, 2009, we recorded impairment losses for two long-term investments which had an other-than-temporary decline in value. See further discussion in
Note 10. “Long-Term Investments.”

Term Receivables and Trade Accounts Receivable

We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in Trade accounts receivable, net and balances that are due more than one year from the balance sheet date in Term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction in accordance with APB Opinion No. 21, “Interest on Receivables and Payables.” We amortize the interest component of the transaction, using the effective interest method, to System and software revenues over the period in which payments are made and balances are outstanding. We reset the discount rate periodically considering prevailing interest rates.

Trade accounts receivable include billed amounts of $133,719 as of January 31, 2009 and $175,564 as of January 31, 2008 and unbilled amounts of $139,133 as of January 31, 2009 and $157,077 as of January 31, 2008. Unbilled amounts included in Trade accounts receivable are for the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur 30 days prior to the contract due date, in accordance with individual contract installment terms. Term receivables, long-term of $146,682 as of January 31, 2009 and $134,059 as of January 31, 2008 represent unbilled amounts which are scheduled to be collected beyond one year.

Valuation of Trade Accounts Receivable

We maintain allowances for doubtful accounts on Trade accounts receivable and Term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and the current decline in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.

Concentrations of Credit Risk

We place our cash, cash equivalents, and short-term investments with major banks and financial institutions. Our investment policy limits our credit exposure to any one financial institution. We do not believe we are exposed to significant credit risk or market risk on our financial instruments.

Our concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different businesses and geographic areas. However, the allowance for doubtful accounts, which is based on management’s best estimates, could be adjusted in the near term depending on actual experience. An adjustment could be material to our consolidated financial statements.

Fair Value Measurement

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS 157) on February 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The adoption of SFAS 157 did not impact our consolidated financial position, results of operations, or cash flows. Pursuant to the Financial Accounting Standard Board (FASB) Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we delayed the adoption of SFAS 157 for nonfinancial assets and liabilities. We are currently evaluating the effect of the adoption of SFAS 157 for nonfinancial assets and liabilities and the impact it will have on our consolidated financial position, results of operations, and cash flows. In October 2008, we adopted the provisions of FSP No. FAS 157-3 “Determining the Market Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The adoption of FSP FAS 157-3 did not impact our consolidated financial position, results of operations, or cash flows.

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

Fair Value of Financial Instruments

The carrying amounts of Cash equivalents, Short-term investments, Trade accounts receivable, net, Term receivables, Short-term borrowings, Accounts payable, and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign currency forward and option contracts based on quoted market prices. The fair value of Notes payable was $134,549 as of January 31, 2009 and $196,239 as of January 31, 2008 compared to the carrying value of $201,102 as of January 31, 2009 and 2008. We based the fair value of long-term notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities.

Property, Plant, and Equipment, Net

We state property, plant, and equipment at cost. We capitalize expenditures for additions to property, plant, and equipment. We expense maintenance and repairs which do not improve or extend the life of the respective asset as incurred. We compute depreciation on a straight-line basis over lives of forty years for buildings and twenty years for land improvements. We compute depreciation of computer equipment and furniture principally on a straight-line basis over the estimated useful lives of the assets, generally three to five years. We amortize leasehold improvements on a straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements, generally three to ten years.

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and other intangible assets acquired in our business combinations. Other intangible assets primarily include purchased technology, trademarks, and customer relationships acquired in our business combinations. We assign all acquired goodwill to an enterprise-level reporting unit. We amortize other intangible assets over their estimated lives. We write off in-process research and development acquired in a business combination immediately.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived asset by determining whether their carrying values are greater than the forecasted undiscounted net cash flows of the related assets. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. In the event that, we determine that our long-lived assets have been impaired, we would make an adjustment that would result in a charge for the write-down in the period that determination was made. We determined that certain long-lived assets were impaired as of January 31, 2009. See further discussion in Note 5. “Impairment of Long-Lived Assets.”

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We completed our annual goodwill impairment test as of January 31, 2009, January 31, 2008, and December 31, 2006. There was no impairment of these assets at any date. During the fourth quarter of fiscal 2009, we observed a deterioration in the market in which we operate and a decrease in our market capitalization. A decline in market capitalization is considered to be one of several potential impairment indicators under SFAS 142. As of January 31, 2009 we satisfied the first-step of the two-step goodwill impairment test which included a market capitalization plus control premium approach and an income approach, and no impairment of goodwill was recorded. As of January 31, 2009, 2008, and December 31, 2006, our annual impairment analysis of goodwill provided no indicators that a potential impairment existed for our reporting unit and accordingly no impairment charge was recognized during fiscal 2009, fiscal 2008 or in 2006.

We amortize purchased technology over three to five years to System and software cost of revenues and other intangible asset costs over the same period to Operating expenses. Total purchased technology and other intangible asset amortization expenses were $23,516 for the year ended January 31, 2009, $18,404 for fiscal 2008, $17,934 for 2006, and $1,603 for the month ended January 31, 2007.

As of January 31, 2009, the carrying value of Goodwill was $441,221, net purchased technology was $21,641, including accumulated amortization of $77,560, and net other intangible assets was $18,094, including accumulated amortization of $34,607.

As of January 31, 2008, the carrying value of Goodwill was $417,485, net purchased technology was $14,021, including accumulated amortization of $69,609, and net other intangible assets was $20,375, including accumulated amortization of $23,494.

We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2010	$21,783
2011	12,015
2012	4,692
2013	1,054
2014	191
Thereafter	—

Total	$39,735

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred income taxes for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Under SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), deferred tax assets are not recorded to the extent they relate to excess tax deductions for stock-based compensation. Further, under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax – an Interpretation of Financial Accounting Standards Board Statement No. 109,” deferred tax assets are not recorded to the extent they are attributed to uncertain tax positions. For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, we have established a valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would either increase income or decrease goodwill in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to increase the valuation allowance on such net deferred tax assets generally to expense in the period such determination was made.

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

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships, if designated, are established pursuant to our risk management policy and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. We discontinue hedge accounting prospectively when we determine that a derivative is not highly effective as a hedge and recognize future changes in the fair value of the derivative in earnings each period. We recognize changes in the fair value of derivatives not designated in a hedging relationship or derivatives that do not qualify for hedge accounting in earnings each period. For derivatives designated as a hedge of a forecasted transaction (cash flow hedge), we report the effective portion of the change in the fair value of the derivative in Stockholders’ equity as a component of Accumulated other comprehensive income and reclassify it into earnings in the period in which the forecasted transaction occurs. We recognize amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative currently in earnings. We regularly evaluate forecasted transactions designated as the hedged item in a cash flow hedge to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, we recognize any gain or loss deferred in Accumulated other comprehensive income in earnings currently.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $16,263 for the year ended January 31, 2009, $16,732 for fiscal 2008, $11,256 for 2006, and $1,399 for the month ended January 31, 2007.

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

Significant judgment is involved in assessing whether a fee is fixed or determinable. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material impact on our results of operations.

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

Software Development Costs

We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We capitalize software development costs beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of our products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to Research and development expense in the accompanying Consolidated Statements of Operations. We capitalized acquired technology costs of $468 during fiscal 2009 and $443 during 2006. We did not capitalize any acquired technology costs during fiscal 2008.

Leases

We account for operating leases in accordance with SFAS No. 13, “Accounting for Leases.” For lease agreements with escalation clauses, we record the total rent to be paid under the lease on a straight-line basis over the term of the lease, with the difference between the expense recognized and the cash paid recorded as a deferred rent liability included in Accrued liabilities, for amounts to be recognized within twelve months, and Other long-term liabilities, for amounts to be recognized after twelve months from the balance sheet date, in the Consolidated Balance Sheets.

Advertising Costs

We expense all advertising costs as incurred. Advertising expense was $4,447 for the year ended January 31, 2009, $5,789 for fiscal 2008, $6,600 for 2006, and $462 for the month ended January 31, 2007, and are included in Marketing and selling expense in the accompanying Consolidated Statements of Operations.

Special Charges

We record restructuring charges within Special charges in the Consolidated Statements of Operations in connection with our plans to better align our cost structure with projected operations in the future. We account for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100, “Restructuring Charges,” as amended. We account for Special charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Net Income (Loss) Per Share

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123(R) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for service. We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period and consequently we recognize the expense fully in the period in which the award is granted. In accordance with SFAS 123(R), we present tax benefit from the exercise of stock options that exceed the tax benefit for those options previously recorded under SFAS 123(R) as a financing activity in the Consolidated Statements of Cash Flows.

For purposes of computing our provision for income taxes, we are required to make certain elections which define how we apply SFAS 123(R). We have elected to compute the timing of excess tax benefits from the exercise of stock options on the “with-and-without” approach. Under this approach, we will not record an excess tax benefit until such time as a cash tax benefit is recognized. Further, we will include the impact of these excess tax benefits in the calculation of indirect tax attributes, such as the research and development credit and the domestic manufacturing deduction. We will compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized on exercises of stock options as a single pool for employees and non-employees.

Other Comprehensive Income (Loss)

We record comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including net income (loss) as well as foreign currency translation adjustments, adjustments to the minimum pension liability, unrecognized actuarial losses not included in periodic benefit costs for a defined benefit plan in Japan, and unrealized gain (loss) on derivative contracts.

Transfer of Financial Assets

We finance certain software license agreements with customers through the sale, assignment, and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The gain or loss on the sale of receivables is included in Other general expense (income), net in Operating expenses in our Consolidated Statements of Operations. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables, and the net proceeds received from the financing institution and (ii) the unaccreted interest on the receivables sold as a result of applying APB No. 21 “Interest on Receivables and Payables” (APB 21). Under APB 21, we impute interest on the receivables based on prevailing market rates and record this as a discount against the receivable.

We sold the following trade receivables to financing institutions on a non-recourse basis and recognized the following (gain) loss on the sale of those receivables:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Trade receivables, short-term	$28,059	$29,921	$29,144	$3,440
Term receivables, long-term	29,128	34,084	31,368	2,743

Total receivables sold	57,187	64,005	60,512	6,183
Net proceeds	54,200	59,817	55,851	5,873

Discount on sold receivables	2,987	4,188	4,661	310
Unaccreted interest on sold receivables	(3,011)	(4,520)	(3,597)	(291)

Other general expense (income), net	$(24)	$(332)	$1,064	$19

Recent Accounting Pronouncements

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) which is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and thus, that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Based on a preliminary analysis, we have determined that the new guidance will affect our 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. FSP APB 14-1 will have an adverse effect on our operating results and financial condition. In addition, FSP APB 14-1 requires retrospective adoption, which will require us to adjust our Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years.

4. Change in Accounting for Research and Development Credits

The French Finance Act for 2008 (the FFA) was created to increase foreign investment and improve the business environment in France. The FFA included several changes to the research credit program, two of which were changes to the method used to calculate the research credit and the amounts available for credit. The research credit is for certain research costs incurred in France and can be applied against current income tax liabilities due in France for a period of three years. Alternatively, the credit can be refunded by the tax authority three years after being filed in a tax declaration if the company is in a tax loss situation. Due to the changes in its calculation, it is expected that there will be an increase in the amount of credit that will be earned which led us to reevaluate our accounting for this research and development credit.

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

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle is reported through retrospective application to all prior periods. The impact of the change on Research and development expense, Total operating expenses, Operating income, Income before income tax, and Income tax expense for the periods presented is as follows:

Year ended	January 31, 2008	December 31, 2006
Research and development expense, prior to change	$249,269	$227,161
Impact of accounting change of French research credit	(1,399)	(1,837)

Research and development expense, as revised	$247,870	$225,324

Total operating expenses, prior to change	$678,670	$627,641
Impact of accounting change of French research credit	(1,399)	(1,837)

Total operating expenses, as revised	$677,271	$625,804

Operating income, prior to change	$70,967	$60,453
Impact of accounting change of French research credit	1,399	1,837

Operating income, as revised	$72,366	$62,290

Income before income tax, prior to change	$55,928	$37,908
Impact of accounting change of French research credit	1,399	1,837

Income before income tax, as revised	$57,327	$39,745

Income tax expense, prior to change	$27,157	$10,704
Impact of accounting change of French research credit	1,399	1,837

Income tax expense, as revised	$28,556	$12,541

In addition, we reclassified $5,235 from Deferred income taxes, long-term to Other assets on the Consolidated Balance Sheet as of January 31, 2008. We did not record a reclassification related to the French research credit for the month ended January 31, 2007.

We believe the revised presentation is preferable based on our assessment that the research credits are solely based on our research and development spending within France and can be recovered irrespective of whether we pay income tax in France.

5. Impairment of Long-Lived Assets

Due to the current adverse market conditions and recent declines in our market capitalization, during the fourth quarter of fiscal 2009 we completed a review of our long-lived assets for impairment under SFAS 144. We assessed the recoverability of our long-lived assets by determining whether their carrying values were greater than the forecasted undiscounted net cash flows of the related assets. If we determined the assets were impaired, we wrote down the assets to their estimated fair value. We determined fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. For purposes of this evaluation, long-lived assets were grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We determined that our cash flows can be subdivided into six separate asset groups for impairment testing under SFAS 144. The long-lived assets of each group consist primarily of purchased technology, other intangibles and property, plant, and equipment. Based on this evaluation, it was determined that one of our asset groups was impaired.

We recorded an impairment loss during the fourth quarter of fiscal 2009 for the difference between the carrying value and the fair value of the long-lived assets of this asset group. We used an income approach and forecasted discounted net cash flows to determine the fair value of the assets. The sum of forecasted net cash flows of the division resulted in a negative value and the fair value of the assets was determined to be zero. An impairment loss was recorded for the full carrying value of the group’s long-lived assets. Accordingly, we recorded an impairment loss of $4,553 in Operating expenses in our Consolidated Statement of Operations for fiscal 2009. The impaired assets will continue to be used in our operations.

6. Fair Value Measurement

Effective February 1, 2008, we adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis, as discussed in Note 3. “Summary of Significant Accounting Policies - Fair Value Measurement.” On a quarterly basis, we measure derivatives at fair value. SFAS 157 established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. SFAS 157 classifies these two types of inputs into the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency forward and option contracts	$(3,138)	$—	$(3,138)	$—

We use an income approach to determine the fair value of our foreign currency forward and option contracts. For foreign currency forward and option contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency forward and option contracts to our Consolidated Statement of Operations. For foreign currency forward and option contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income, net, in our Consolidated Statement of Operations. See further discussion in Note 9. “Derivative Instruments and Hedging Activities.”

7. Business Combinations

In May 2008, our board of directors announced a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics Group, PLC (Flomerics), a publicly traded company headquartered in Surrey, United Kingdom. Flomerics is a market leader in the computer simulation of mechanical engineering design processes including heat transfer and fluid flow simulation. On July 9, 2008, we obtained greater than 50% of the then outstanding ordinary shares of Flomerics and we began including Flomerics in our results of operations. As of January 31, 2009, we had acquired all of the outstanding or to be outstanding ordinary shares of Flomerics. We have integrated Flomerics into our Mechanical Analysis Division.

The total purchase price for Flomerics, including acquisition and exit costs, was $58,588. The excess of tangible assets acquired over liabilities assumed was $13,549, including cash of $12,411. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $19,660, technology of $17,870, other identified intangible assets of $8,000, a charge for in-process research and development of $6,790, and deferred tax liabilities of $7,281. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three to five years.

On May 12, 2008, we acquired all of the assets and assumed certain liabilities of Ponte Solutions, Inc. (Ponte), a privately held company based in Mountain View, California that develops and markets yield analysis software. The acquisition was an investment aimed at expanding our Design-for-Manufacturing capabilities and was integrated into our Calibre® product family. The total purchase price, including acquisition costs, was $5,687. The excess of liabilities assumed over tangible assets acquired was $567, including cash of $39. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,984, technology of $1,320, other identified intangible assets of $650, and a charge for in-process research and development of $1,300. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

The separate results of operations for the acquisitions during the year ended January 31, 2009 were not material compared to our overall results of operations and accordingly pro forma financial statements of the acquired entities have been omitted.

For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product performance goals. These contingent payments, or earn-outs, are accrued when the performance goals are met and the contingent consideration is issued or issuable. We recorded earn-outs of $2,951 for the year ended January 31, 2009 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $2,821 during the year ended January 31, 2009.

On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. The acquisition was an investment aimed at expanding our Design-For-Manufacturing capabilities and increasing revenue growth. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by The NASDAQ Global Select Market for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts were released in October 2008. The indemnity escrow account also includes $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at $2,407 withheld from the founders are subject to forfeiture if their employment with us is terminated by them without good reason or by us for cause before June 8, 2009.

In accounting for the Sierra transaction, we are required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by The NASDAQ Global Select Market for the five day period beginning with the two day period preceding the measurement date through the two days succeeding the measurement date. In addition, the cash and common stock withheld from the two Sierra founders of $3,797, which is subject to a continued employment requirement, is considered compensation expense to be recognized over the service period and is not included in the acquisition cost. The common stock withheld from the two Sierra founders was valued at $13.61 per share. After this adjustment, the total purchase price of Sierra including transaction costs was $84,818. The excess of tangible assets acquired over liabilities assumed was $6,385, including $9,716 of acquired cash. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $4,100, goodwill of $45,932, technology of $9,400, other identified intangible assets of $17,200, and deferred tax assets of $1,801. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of Sierra’s operations in our consolidated financial statements from the date of acquisition forward.

In March 2007, we acquired the technology of Dynamic Soft Analysis, Inc., a privately held company based in Pittsburgh, Pennsylvania that is a provider of BETAsoft thermal analysis software. We integrated the acquired technology into our Systems Design Division product offerings. The total purchase price, including acquisition costs, was $838. The excess of tangible assets acquired over liabilities assumed was $4. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $614, technology of $71, and other identified intangible assets of $149. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

We recorded earn-outs of $3,040 for the year ended January 31, 2008 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $2,760 during the year ended January 31, 2008.

We recorded earn-outs of $64 for the month ended January 31, 2007 based on related revenues derived from products and technologies acquired in prior acquisitions. No earn-out payments were paid during the month ended January 31, 2007.

In December 2006, we acquired 100% of the shares of SpiraTech Limited (SpiraTech), a privately held software development company based in Manchester, England that provides technology, tools, and intellectual property that allow customers to improve their functional verification flows by introducing the next generation abstraction above register transfer level (RTL). The total purchase price including acquisition costs was $8,601. The excess of liabilities assumed over tangible assets acquired was $108. We recorded an earn-out amount based on related revenues derived from SpiraTech products and technologies of $427 for fiscal 2009 and $59 for fiscal 2008. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $1,700, goodwill of $4,851, technology of $1,000, other identified intangible assets of $1,410, and deferred tax assets of $234. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In October 2006, we acquired 100% of the shares of Next Device Limited, a privately held software development company based in Runcorn, England that provides software tools and embedded software that enables enhanced user interfaces that can be updated over wireless networks. These software products will be made interoperable with existing embedded offerings, but licensed separately. The total purchase price including acquisition costs was $2,623. The excess of liabilities assumed over tangible assets acquired was $1,329. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $2,845, technology of $150, other identified intangible assets of $290, and deferred tax assets of $387. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In October 2006, we acquired the technology of Summit Design, Inc., a privately held EDA company headquartered in Los Altos, California with the majority of its development performed in Israel. Summit Design, Inc. provides hardware description language designers with a path to electronic system-level (ESL) and bridges the RTL and ESL flows. The total purchase price including acquisition costs was $9,753. The excess of tangible assets acquired over liabilities assumed was $73. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $280, goodwill of $6,400, technology of $1,600, and other identified intangible assets of $1,400. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years.

In August 2006, we acquired 100% of the shares of Router Solutions, Inc., a privately held software development company based in Newport Beach, California that provides solutions for electronic design and manufacturing in data preparation, intelligent visualization, and quality analysis functionality. We integrated the acquired technology into our System Design Division product offerings. The total purchase price including acquisition costs was $4,740. The excess of tangible assets acquired over liabilities assumed was $24. We recorded earn-out amounts based on related revenues derived from Router Solutions, Inc. products and technologies of $225 for fiscal 2009, $213 for fiscal 2008, $169 for 2006, and $5 for the month ended January 31, 2007. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in goodwill of $2,368, technology of $1,360, and other identified intangible assets of $1,600. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

In January 2006, we acquired 100% of the shares of EverCAD Corporation, a privately held EDA company based in Taiwan that specializes in advanced circuit simulation and analysis tools. We integrated the acquired technology into our analog mixed signal verification product family. The total purchase price including acquisition costs was $5,306. The excess of tangible assets acquired over liabilities assumed was $1,776. We recorded earn-out amounts based on related revenues derived from EverCAD Corporation products and technologies of $845 for fiscal 2009, $643 for fiscal 2008, $512 for 2006, and $11 for the month ended January 31, 2007. We allocated the cost of the acquisition on the basis of the estimated fair value of assets acquired and liabilities assumed. The purchase accounting allocations resulted in a charge for in-process research and development of $180, goodwill of $3,904, technology of $1,100, and other identified intangible assets of $390, net of related deferred tax liability of $33. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of operations in our consolidated financial statements from the date of acquisition forward.

We recorded earn-outs of $2,384 for the year ended December 31, 2006 based on related revenues derived from products and technologies acquired in prior acquisitions. We made earn-out payments of $1,193 during the year ended December 31, 2006.

The value assigned to in-process research and development for the charges incurred related to business acquisitions in the years ended January 31, 2009, January 31, 2008, and December 31, 2006 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology, and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on research and development costs that had been expended as of the date of acquisition as compared to total research and development costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features, and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, research and development costs, selling, general and administration costs, and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with acquired research and development are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

8. Property, Plant, and Equipment, Net

A summary of property, plant, and equipment, net follows:

As of January 31,	2009	2008
Computer equipment and furniture	$226,975	$221,069
Buildings and building equipment	48,939	43,703
Land and improvements	12,445	11,379
Leasehold improvements	41,105	35,013

	329,464	311,164
Less accumulated depreciation and amortization	(228,473)	(210,743)

Property, plant, and equipment, net	$100,991	$100,421

9. Derivative Instruments and Hedging Activities

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

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the year ended January 31, 2009. For the year ended January 31, 2009, approximately one-fourth of European and ninety percent of Japanese revenues were subject to exchange rate fluctuation as they were booked in local currencies. For the years ended January 31, 2008 and December 31, 2006, approximately one-fourth of European and substantially all Japanese revenues were subject to exchange rate fluctuations.

For exposures that are not offset, we enter into short-term foreign currency forward and option contracts to partially offset these anticipated exposures. We formally document all relationships between foreign currency forward and option contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency forward and option contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign forward and option currency contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Consolidated Statement of Operations in the same period as the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency forward or option contract is not highly effective as a hedge under the requirements of SFAS 133. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income, net in the Consolidated Statement of Operations. We noted no such instance in fiscal 2009 or fiscal 2008.

We had foreign currency forward and option contracts outstanding with notional values of $344,338 as of January 31, 2009 and $387,606 as of January 31, 2008. Notional amounts do not quantify risk or represent our assets or liabilities, but are used in the calculation of cash settlements under the contracts. As of January 31, 2009, the fair value of foreign currency forward and option contracts had a net liability balance of $3,138, and was recorded in Accrued liabilities in the Consolidated Balance Sheet. As of January 31, 2008, the fair value of foreign currency forward and option contracts had a net asset balance of $687, and was recorded in Other receivables in the Consolidated Balance Sheet.

The following provides a summary of activity in Accumulated other comprehensive income for our net unrealized gain (loss) relating to our hedging program:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Beginning balance	$26	$1,596	$—	$1,833
Changes in fair value of cash flow hedges	(10,444)	720	4,964	319
Hedge ineffectiveness recognized in earnings	64	19	67	(38)
Net (gain) loss transferred to earnings	3,844	(2,309)	(3,198)	(518)

Ending balance	$(6,510)	$26	$1,833	$1,596

The hedge-related balance in Accumulated other comprehensive income as of January 31, 2009 represents a net unrealized loss on foreign currency forward and option contracts relating to hedges of forecasted revenues and expenses expected to occur during fiscal 2010. We will transfer these amounts to the Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the balance in Accumulated other comprehensive income to be reclassified to the Consolidated Statement of Operations within the next twelve months. We transferred a deferred loss of $2,858 to System and software revenues relating to foreign currency forward and option contracts hedging revenues for the year ended January 31, 2009 compared to $354 for fiscal 2008, $328 for 2006, and a deferred gain of $26 for the month ended January 31, 2007. We transferred a deferred loss of $986 to Operating expenses relating to foreign currency forward and option contracts hedging commission and other expenses for the year ended January 31, 2009 compared to a deferred gain of $2,663 for fiscal 2008, $3,526 for 2006, and $492 for the month ended January 31, 2007.

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

In accordance with SFAS 133, we exclude changes in fair value relating to time value of foreign currency forward contracts from our assessment of hedge effectiveness. We recorded income relating to time value in interest income, a component of Other income, net, of $2,763 for fiscal 2009 compared to $2,179 for fiscal 2008, $2,659 for 2006, and $230 for the month ended January 31, 2007. We recorded expense related to time value in Interest expense of $2,531 for fiscal 2009 compared to $1,828 for fiscal 2008, $2,163 for 2006, and $211 for the month ended January 31, 2007.

10. Long-Term Investments

In January 2008, we agreed to purchase $2,000 of Series D Preferred Stock of Calypto Design Systems, Inc. (Calypto), an EDA company. The Series D Preferred Stock is convertible into common shares at our option at any time. We purchased $1,000 of the Series D Preferred Stock in January 2008. During the second quarter of fiscal 2009, we purchased the remaining $1,000 of the Series D Preferred Stock as a result of Calypto substantially meeting certain booking and development milestones established at the time of our initial purchase.

As of January 31, 2009, we controlled 28.6% of the voting stock of Calypto and 20% of the participating membership of the board of directors. We have determined our investment in Calypto to be “in-substance common stock” as described in EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” Accordingly, we have accounted for our investment in Calypto pursuant to the equity method of accounting in accordance with APB 18. We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practical to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements. During the year ended January 31, 2009, we recorded a loss of $1,432 for our equity in the losses of Calpyto from our initial investment in January 2008 through October 31, 2008. Summary financial statements for Calypto have not been provided as they are not material to our financial results for the year ended January 31, 2009.

We have two investments in preferred stock of privately held companies that we account for using the cost method of accounting under APB 18. For these non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. This information may be more limited, may not be as timely, and may be less accurate than information available from publicly traded companies. Assessing each investment’s carrying value requires significant judgment by management. If it is determined that an other-than-temporary decline exists in a non-public equity security, we write down the investment to its fair value and record the related impairment as an investment loss in our consolidated statement of operations. We evaluated these two investments during the fourth quarter of fiscal 2009 and determined that both investments had an other-than-temporary decline in fair value. Accordingly, we recorded impairment losses during the year ended January 31, 2009 of $3,488 for the full value of both cost method investments.

11. Short-Term Borrowings

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of the federal funds rate, as defined, plus 0.5% or the prime rate of the lead bank. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $327 for fiscal 2009 and $304 for each of fiscal 2008 and 2006. This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of sum of cash and cash equivalents, short-term investments, and net current receivable to total current liabilities) shall not be less than 0.85;

•

Our tangible net worth (total assets (exclusive of goodwill, trademarks, trade names, organization expense, treasury stock, unamortized debt discount and premium, and other like intangibles) minus total liabilities (including accrued and deferred income taxes)) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to sum of subordinated debt and tangible net worth) shall not be greater than 2.20;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to sum of subordinated debt and tangible net worth shall be less than 0.90; and

•

Minimum cash and accounts receivable ratio (ratio of sum of cash and cash equivalents, short-term investments, and 47.5% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility prevents us from paying dividends.

We were in compliance with all financial covenants as of January 31, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We borrowed $30,000 against the revolving credit facility and repaid $10,000 during fiscal 2009. We borrowed and repaid $20,000 during fiscal 2008. As of January 31, 2009, we had an outstanding balance of $20,000. The interest rate as of January 31, 2009 was 3.25%. As of January 31, 2008, we had no outstanding balance against this revolving credit facility.

In March 2009, we amended the revolving credit facility to change the minimum tangible net worth covenant, effective for the quarter ended April 30, 2009. The amendment changes the calculation by reducing the required minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15 million. The calculation of minimum tangible net worth increases the required minimum each quarter by 70% of any positive net income for the quarter. The amendment limits the aggregate increase attributable to our net income over the course of any fiscal year to 70% of the positive net income for the full year. The previous calculation had excluded quarters in which there was a loss in determining the addition to minimum tangible net worth. In addition to changes in the calculation of minimum tangible net worth, the amendment changes the definition of the base rate available under the agreement to the be the higher of: (i) the federal funds rate, as defined, plus 0.5%; (ii) prime rate of the lead bank; or (iii) LIBOR plus 1.0%.

Short-term borrowings of $12,550 as of January 31, 2009 and $10,449 as of January 31, 2008 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $4,448 as of January 31, 2009 and $3,729 as of January 31, 2008.

12. Notes Payable

Notes payable consisted of the following:

As of January 31,	2009	2008
6.25% Debentures due 2026	$165,000	$165,000
Floating Rate Debentures due 2023	36,102	36,102

Notes payable	$201,102	$201,102

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of January 31, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the year ended January 31, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

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

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 4.54% for the year ended January 31, 2009 and 6.91% for fiscal 2008. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,543 shares as of January 31, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2008, we may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the year ended January 31, 2009, we did not repurchase any Floating Rate Debentures and the principal amount of $36,102 remains outstanding.

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

During the year ended December 31, 2006, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $60,150 for a total purchase price of $59,948. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $1,143, which consisted of the write-off of $1,345 of unamortized debt issuance costs and net discounts of $202 on the repurchase of Floating Rate Debentures.

6 7/8% Convertible Subordinated Notes (Notes) due 2007: In March 2006, we used a portion of the proceeds from the issuance of 6.25% Debentures to retire the outstanding balance of $171,500 of the Notes. In connection with this retirement, we incurred a before tax loss on the early extinguishment of debt of $6,082. The loss included $4,716 for the call premium on the Notes and $1,366 for the write-off of unamortized debt issuance costs.

13. Other Long-Term Liabilities

A summary of Other long-term liabilities follows:

As of January 31,	2009	2008
Joint development agreement fees	$6,660	$—
Lease termination fees and other facilities related costs	6,286	7,519
Employment related accruals	2,831	2,870
Other	356	829

Other long-term liabilities	$16,133	$11,218

See further discussion of joint development agreement fees in Note 23. “In-Process Research and Development.”

14. Income Taxes

Domestic and foreign pre-tax income (loss) was as follows:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Domestic	$(128,150)	$1,924	$(4,280)	$(15,122)
Foreign	50,198	55,403	44,025	(16,265)

Total pre-tax income (loss)	$(77,952)	$57,327	$39,745	$(31,387)

The provision (benefit) for income taxes was as follows:
	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007

Current:
Federal	$(367)	$2,962	$419	$(32)
State	327	162	284	157
Foreign	13,100	22,285	14,156	1,142

Total current	13,060	25,409	14,859	1,267

Deferred:
Federal and state	$(915)	$1,652	$71	11
Foreign	(1,295)	1,495	(2,389)	(2,316)

Total deferred	(2,210)	3,147	(2,318)	(2,305)

Total provision (benefit) for income taxes	$10,850	$28,556	$12,541	$(1,038)

The effective tax rate differs from the federal tax rate as follows:
	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Federal tax, at statutory rate	$(27,283)	$19,575	$13,268	$(10,986)
State tax, net of federal benefit	327	542	260	157
Impact of international operations including withholding taxes and other reserves	(8,311)	5,794	(3,748)	4,438
Write-off of in process research and development	1,930	1,435	756
Tax credits (excluding foreign tax credits)	(7,765)	(7,762)	(8,918)	(3,008)
U.S. losses and tax credits for which no benefit has been realized	47,271	2,570	7,323	8,178
Utilization of acquired attributes	—	2,743	—	—
Stock based compensation expense	4,979	2,378	1,769	103
Executive compensation deduction limitation	—	162	805	—
Non-deductible meals and entertainment	695	699	602	38
Other, net	(993)	420	424	42

Provision (benefit) for income taxes	10,850	28,556	12,541	(1,038)

The significant components of the deferred income tax provision (benefit) were as follows:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007

Net changes in gross deferred tax assets and liabilities	$(48,229)	$17,174	$(12,112)	$(14,858)
Deferred tax assets reducing/(increasing) goodwill	(6,725)	1,464		—
Deferred tax assets reducing/(increasing) equity	67	39	(335)	133
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	9,153	(4,341)	5,004	4,227
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	43,524	(11,189)	5,125	8,193

Total deferred income tax provision (benefit)	$(2,210)	$3,147	$(2,318)	$(2,305)

The tax effects of temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities were as follows:

As of	January 31, 2009	January 31, 2008
Deferred tax assets:
Depreciation of property, plant, and equipment	$4,649	$4,485
Reserves and allowances	5,233	3,319
Accrued expenses not currently deductible	12,787	13,254
SFAS 123(R) compensation expense	10,728	6,230
Net operating loss carryforwards	40,067	10,868
Tax credit carryforwards	34,192	31,427
Purchased technology and other intangible assets	2,797	2,556
Deferred revenue	2,669	1,980
Other, net	8,278	5,337

Total gross deferred tax assets	121,400	79,456
Less valuation allowance	(81,792)	(38,268)

Deferred tax assets	39,608	41,188

Deferred tax liabilities:
Intangible assets	(6,600)	(12,885)

Deferred tax liabilities	(6,600)	(12,885)

Net deferred tax assets	$33,008	$28,303

As of January 31, 2009, for federal income tax purposes, we had net operating loss carryforwards of approximately $145,327, foreign tax credits of $3,415, research and experimentation credit carryforwards of $35,975, alternative minimum tax credits of $4,483, and childcare credits of $913. For state income tax purposes, we had net operating loss carryforwards of $173,624 from multiple jurisdictions and research and experimentation and other miscellaneous state credits of $6,302.

Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If we do not use the carryforwards to reduce U.S. taxable income in future periods, portions of the net operating loss carryforwards will expire in fiscal years ending 2019 through 2029. The foreign tax credits will expire in fiscal years ending 2011 through 2019, research and experimentation credit carryforwards will expire between fiscal years ending 2016 through 2029, and childcare credits will expire between fiscal years ending 2023 and 2029. The alternative minimum tax credits do not expire. As of January 31, 2009, we have net operating losses in multiple foreign jurisdictions of $14,341. In general, we can carryforward the net operating losses for these foreign jurisdictions indefinitely.

Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such net operating loss carryforwards are utilized, we will increase Stockholders’ equity. For presentation purposes, we have elected to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Our deferred tax assets related to net operating losses and tax credit carryforwards have been accordingly reduced by $23,788 as of January 31, 2009 and $24,777 as of January 31, 2008. We had a total valuation allowance of $81,792 as of January 31, 2009 and $38,268 as of January 31, 2008. The increase in the valuation allowance largely resulted from an increase in net operating loss carryforwards in the U.S. and a decrease in deferred tax liabilities related to the amortization of developed technology and other intangibles acquired in the acquisition of Sierra Design Automation, Inc. We have determined the amount of the valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is not more likely than not that our U.S. entities will generate sufficient taxable income and foreign source income to fully utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly there is a valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We base valuation allowances related to certain foreign deferred tax assets on historical losses in certain jurisdictions.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries to the extent they are considered permanently re-invested outside the U.S. As of January 31, 2009, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $278,000. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards, or carry foreign tax credits which may reduce the federal tax liability associated with any future foreign dividend.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. In the U.S., the statute of limitation remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages, and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, and 2004 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer pricing arrangements related to intellectual property rights acquired in acquisitions which were transferred to a foreign subsidiary. Although we continue to contest the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The tentative settlement is generally consistent with our reserve posture. Due to the availability of net operating loss carryforwards and our previously recorded reserves in the U.S., we do not expect any significant financial statement impact or cash payment once this matter is effectively settled. The statute of limitations in Ireland and Japan remains open for years on or after 2004.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur that would require us to increase or decrease our reserves and effective tax rate. We may continue to build reserves, consistent with past years. It is reasonably possible that unrecognized tax positions may decrease by up to $24,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it would have a positive impact on our effective tax rate. A significant portion of reserves which are expected to settle or expire within the next twelve months may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalty expenses were $3,122 for the year ended January 31, 2009.

On February 1, 2007, we adopted FIN 48. The adoption did not have a cumulative effect on our Retained earnings. The liability for uncertain tax positions (including liabilities for associated interest and penalties and excluding uncertain tax positions that resulted in credits or net operating losses) was $59,078 as of January 31, 2009 and $51,474 as of January 31, 2008. Further, we have recorded deferred tax assets in the amounts of $2,451 and $2,472 for January 31, 2009 and 2008, respectively, for offsetting tax benefits that would result from the ability to sustain the uncertain tax position. The offsetting tax benefits include deductible state income taxes and interest, and other deductible tax adjustments. We expect $39,443 of the reserve for the uncertain tax positions, if recognized, would favorably affect our effective tax rate whereas the recognition of other uncertain tax positions could result in reductions to goodwill or an increase in deferred tax assets being subject to valuation allowances. As of January 31, 2009, the full reserve for taxes of $59,078 was reflected in income tax liability.

The total gross amount of unrecognized tax benefits was $60,765 as of January 31, 2009 and $51,138 as of January 31, 2008, which excludes accrued interest and penalties related to such positions of $10,811 as of January 31, 2009 and $6,777 as of January 31, 2008. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

The below schedule shows the gross changes in unrecognized tax position for the year ended January 31, 2009:

Unrecognized tax benefits as of January 31, 2008	$51,138
Prior period tax positions:
Increases	5,311
Decreases	(2,121)
Additions based on tax positions related to the current year	8,813
Settlements	—
Lapse of statute of limitations	(2,656)
Cumulative translation adjustment	280

Unrecognized tax benefits as of January 31, 2009	$60,765

15. Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,
2010	$29,181
2011	21,590
2012	12,122
2013	7,937
2014	5,083
Thereafter	14,454

Total	$90,367

Rent expense under operating leases was $33,225 for fiscal 2009, $34,197 for fiscal 2008, $32,515 for 2006, and $3,142 for the month ended January 31, 2007.

We entered into agreements to sublease portions of our facility sites. Rental income under these agreements was $1,401 for fiscal 2009, $1,266 for fiscal 2008, $1,160 for 2006, and $111 for the month ended January 31, 2007. Under terms of these agreements we expect future rental receipts of $1,382 in fiscal 2010, $1,251 in fiscal 2011, and none in fiscal 2012 through fiscal 2014.

Income Taxes

As of January 31, 2009, we had a liability of approximately $59,078 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as Income tax liability in our Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Contractual Obligations

In conjunction with the acquisition of undeveloped 22 nanometer (nm) technology we acquired under a joint development agreement entered into during the second quarter of fiscal 2009, we made payments of $2,500 during fiscal 2009 and are required to make payments of $5,000 during fiscal 2010, and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013. See further discussion of the joint development agreement in Note 23. “In-Process Research and Development.”

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer or a set cap. As of January 31, 2009, we were not aware of any material liabilities arising from these indemnifications.

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

16. Incentive Stock

Our board of directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On February 10, 1999, we adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on March 5, 1999. The Rights expired unexercised on February 10, 2009. The Rights did not have voting or dividend rights, and had no dilutive effect on our earnings.

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

The 1982 Stock Option Plan was adopted by our Board of Directors and approved by our shareholders in 1982. This plan allows for the granting of ISOs, NQSOs, SARs, restricted stock, restricted stock units, and performance-based awards to our officers and key employees. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 37,670 shares of common stock have been authorized for grant with 9,553 shares available for future grant as of January 31, 2009.

The Non-Qualified Stock Option Plan was adopted by our board of directors and approved by our shareholders in 1983. This plan allows for the granting of NQSOs and SARs to our officers and key employees. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 1,540 shares of common stock have been authorized for grant, with 26 shares available for future grant as of January 31, 2009.

We also have a stock plan that provides for the sale of common stock to officers, key employees, and non-employee consultants. The 1986 Stock Plan was adopted by the Board of Directors in 1986. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a NQSO. Stock options issued under the plan have an expiration date of 10 years from the date of grant. All other terms of the awards, including the exercise price, are at the sole discretion of the Compensation Committee. A total of 19,500 shares of common stock have been authorized for grant, with 487 shares available for future grant as of January 31, 2009.

The 1987 Non-Employee Directors’ Stock Plan was adopted by our board of directors and approved by our shareholders in 1987. This plan provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. Stock options issued under this plan have an expiration date of 10 years from the date of grant and an exercise price equal to the last price reported on The NASDAQ Global Select Market on the grant date. A total of 1,500 shares of common stock have been authorized for grant, with 310 shares available for future grant as of January 31, 2009.

As of January 31, 2009, a total of 60,210 shares of common stock were authorized under all four plans, with 10,376 shares available for future grant.

On December 6, 2007, the Compensation Committee approved the extension of the expiration dates of all outstanding stock options remaining from those granted on March 26, 1998 with an exercise price of $10.0625 per share, and on March 17, 1999 with an exercise price of $12.5625 per share. The original expiration dates for these options were February 28, 2008 and February 28, 2009, respectively. These options were amended to extend the expiration dates to the tenth anniversary of the grant dates, which is March 26, 2008 (extended by 27 days), and March 17, 2009 (extended by 17 days), respectively. Due to the change in our fiscal year, announcement of our year-end earnings is expected to occur close to February 28 each year and the expiration date extensions move the option expirations further away from our announcement of earnings. A total of 550 options held by 152 employees were extended from the March 26, 1998 grant, and a total of 589 options held by 235 employees were extended from the March 17, 1999 grant. Total incremental cost of $77 resulted from modification of the March 26, 1998 grant and total incremental cost of $32 resulted from the modification of the March 17, 1999 grant.

In August 2008, we modified 5,855 stock options to extend the exercise period from 30 days to 12 months upon the occurrence of both a change in control and certain other triggering events. The modification was valued at $880. For fiscal 2009, we recognized expense of $682. The balance of the expense will be amortized over three years.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2005	20,448	$12.98
Granted	2,344	14.11
Exercised	(2,771)	8.09
Forfeited	(234)	10.16
Expired	(693)	16.18

Balance as of December 31, 2006	19,094	$13.75	5.89	$88,704

Granted	7	18.87
Exercised	(473)	10.80
Forfeited	(50)	11.07
Expired	(9)	17.87

Balance as of January 31, 2007	18,569	$13.83	5.51	$93,680

Granted	2,595	15.65
Exercised	(833)	9.78
Forfeited	(257)	12.51
Expired	(381)	18.04

Balance as of January 31, 2008	19,693	$14.18	5.46	$3,647

Granted	3,188	6.17
Exercised	(653)	8.74
Forfeited	(403)	12.49
Expired	(1,228)	13.31

Balance as of January 31, 2009	20,597	$13.19	5.33	$8

Options exercisable as of January 31, 2009	14,752	$14.44	3.89	$8

Options vested as of January 31, 2009 and options expected to vest after January 31, 2009	20,597	$13.19	5.33	$8

The total intrinsic value of options exercised was $3,531 for fiscal 2009, $5,305 for fiscal 2008, $19,154 for 2006, and $3,763 for the month ended January 31, 2007. Cash received from stock exercises was $5,727 for fiscal 2009, $8,500 for fiscal 2008, $21,696 for 2006, and $5,026 for the month ended January 31, 2007.

The following table summarizes restricted stock activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2007	—	—
Granted	28	$13.61
Vested	—	—
Forfeited	—	—

Nonvested as of January 31, 2008	28	$13.61	4.37	$231

Granted	14	15.29
Vested	(6)	13.61
Forfeited	—	—

Nonvested as of January 31, 2009	36	$14.26	3.76	$170

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of January 31, 2009, 5,537 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of our board of directors. The following table summarizes shares issued under the ESPPs:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Shares issued under the ESPPs	2,732	1,993	1,523	804
Cash received for the purchase of shares under the ESPPs	$16,609	$18,022	$13,202	$7,108
Weighted average purchase price per share	$6.08	$9.05	$8.68	$8.84

Stock-based Compensation Expense

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS 123(R) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates. In reaching our determination of expected volatility for options we include the following elements:

•	Historical volatility of our shares of common stock;

•	Historical volatility of shares of comparable companies;

•	Implied volatility of the option features in our convertible subordinated debentures; and

•	Implied volatility of traded options of comparable companies.

In reaching our determination of expected volatility for purchase rights under our employee stock plan we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average grant date fair values are summarized as follows:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Options granted	$2.79	$7.54	$7.06	$9.41
Restricted stock granted	$15.29	$13.61	$—	$—
ESPP purchase rights	$4.43	$4.18	$4.81	$4.28

The calculations used the following assumptions:

Stock Option Plans	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Risk-free interest rate	1.9% - 3.6%	3.4% - 4.9%	4.6% - 5.0%	4.8%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.0 - 6.5	4.5 - 6.3	4.5 - 5.0	4.5
Volatility (range)	45% - 50%	45% - 55%	55%	55%
Volatility (weighted average)	47%	48%	55%	55%

Employee Stock Purchase Plans	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Risk-free interest rate	0.7% - 2.4%	3.5% - 5.0%	4.5% - 4.8%	5.1%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility (range)	42% - 48%	33% - 45%	45%	45%
Volatility (weighted average)	47%	43%	45%	45%

We issued 222 shares of common stock valued at $3,014 to the founders of a company we acquired in June 2007. These shares are subject to forfeiture if their employment terminates prior to June 2009. The value of these shares is being amortized over a two year period.

The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit (cost) associated with the exercise of stock options:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Cost of revenues:
Service and support	$1,544	$964	$942	$55
Operating expense:
Research and development	12,005	7,880	5,940	429
Marketing and selling	8,627	5,525	4,791	331
General and administration	6,047	4,107	1,924	238

Equity plan-related compensation expense (1)	$28,223	$18,476	$13,597	$1,053

Tax benefit associated with the exercise of stock options	$93	$85	$390	$196

(1)	Equity plan-related compensation expense for the year ended January 31, 2009 includes $26,716 relating to stock options, stock awards, and the ESPPs and $1,507 relating to the amortization of expense associated with stock issued to the founders of a company we acquired during the year ended January 31, 2008. Equity plan-related compensation expense for fiscal 2008 includes $17,472 relating to stock options, stock awards, and the ESPPs and $1,004 relating to the amortization of expense associated with stock issued to the founders of a company we acquired during the year ended January 31, 2008.

As of January 31, 2009, we had $28,700 in unrecognized compensation cost related to nonvested awards which is expected to be recognized over a weighted average period of 2.79 years.

Employee Savings Plan

We have an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. We currently match 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. Our matching contributions to the Savings Plan were $5,910 for fiscal 2009, $5,972 for fiscal 2008, $5,817 for 2006, and $759 for the month ended January 31, 2007.

18. Common Stock Warrants

On February 22, 2002, as part of the purchase price for an acquisition, we issued warrants to purchase 50 shares of our common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of January 31, 2009.

19. Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Net income (loss)	$(88,802)	$28,771	$27,204	$(30,349)

Weighted average shares used to calculate basic net income (loss) per share	91,829	88,086	81,303	84,590
Employee stock options and employee stock purchase plans	—	1,895	1,522	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	91,829	89,981	82,825	84,590

Basic net income (loss) per share	$(0.97)	$0.33	$0.33	$(0.36)

Diluted net income (loss) per share	$(0.97)	$0.32	$0.33	$(0.36)

We excluded from the computation of diluted net income (loss) per share options, warrants, and ESPP purchase rights to purchase 20,995 shares of common stock for fiscal 2009, 11,542 for fiscal 2008, 10,131 for 2006, and 18,830 for the month ended January 31, 2007. The options and warrants were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

The effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. If the Floating Rate Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $1,144 for fiscal 2009, $2,109 for fiscal 2008, $3,421 for 2006, and $203 for the month ended January 31, 2007 and additional incremental shares of 1,543 for fiscal 2009, 1,821 for fiscal 2008, 3,233 for 2006, and 2,130 for the month ended January 31, 2007. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of the 6.25% Debentures had been dilutive, our diluted net income (loss) per share would have included additional earnings of $2,643 for fiscal 2009, $2,643 for fiscal 2008, $2,563 for 2006, and $3,203 for the month ended January 31, 2007 and no additional incremental shares for fiscal 2009, fiscal 2008, and 2006, as the stock price was below the conversion rate, and additional incremental shares of 423 for the month ended January 31, 2007. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 12. “Notes Payable.”

We excluded from the computation of diluted net income (loss) per share for the year ended December 31, 2006 the effect of the conversion of the Notes as they were anti-dilutive. If the Notes had been dilutive, our diluted net income (loss) per share would have included additional earnings, primarily from the reduction of interest expense, of $1,692 and additional incremental shares of 1,512 for the year ended December 31, 2006.

20. Accumulated Other Comprehensive Income

The following tables summarize the components of Accumulated other comprehensive income:

	Year ended January 31, 2009
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$37,782	$(18,844)	$18,938
Unrealized gain (loss) on derivatives (Note 9)	26	(6,536)	(6,510)
Pension liability under SFAS 158	(944)	(250)	(1,194)

Accumulated other comprehensive income	$36,864	$(25,630)	$11,234

	Year ended January 31, 2008
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$26,986	$10,796	$37,782
Unrealized gain on derivatives (Note 9)	1,596	(1,570)	26
Pension liability under SFAS 158	(1,142)	198	(944)

Accumulated other comprehensive income	$27,440	$9,424	$36,864

	Year ended December 31, 2006
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$21,324	$7,493	$28,817
Unrealized gain on derivatives (Note 9)	—	1,833	1,833
Minimum pension liability	(670)	670	—
Pension liability under SFAS 158	—	(1,158)	(1,158)

Accumulated other comprehensive income	$20,654	$8,838	$29,492

	Month ended January 31, 2007
	Beginning of Period Balance	Changes During Period	End of Period Balance
Foreign currency translation adjustment (Note 3)	$28,817	$(1,831)	$26,986
Unrealized gain on derivatives (Note 9)	1,833	(237)	1,596
Pension liability under SFAS 158	(1,158)	16	(1,142)

Accumulated other comprehensive income	$29,492	$(2,052)	$27,440

21. Special Charges

The following is a summary of the major elements of the special charges:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Employee severance and related costs	$9,792	$9,676	$4,407	$113
Excess leased facility costs	2,548	(508)	886	—
Terminated acquisitions	—	—	299	—
Other	4,548	980	1,555	6

Total Special charges	$16,888	$10,148	$7,147	$119

Special charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 146 employees during the year ended January 31, 2009. The reduction impacted several employee groups. Employee severance costs of $9,792 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 72% of these costs were paid during the year ended January 31, 2009. We expect to pay the remainder during fiscal 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,548 during the year ended January 31, 2009 were primarily due to the abandonment of six leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the year ended January 31, 2009 included costs of $3,345 related to advisory fees incurred in response to the unsolicited offer by Cadence Design Systems, Inc. to acquire us, $1,190 in other advisory fees, and costs of $13 related to the closure of a division.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The following table shows changes in accrued special charges during the year ended January 31, 2009:

	Accrued special charges as of January 31, 2008	Charges during the year ended January 31, 2009	Payments during the year ended January 31, 2009	Accrued special charges as of January 31, 2009(1)
Employee severence and related costs	$3,903	$9,792	$(10,512)	$3,183
Excess leased facility costs	3,507	2,548	(1,599)	4,456
Other costs	—	4,548	(3,856)	692

Accrued special charges	$7,410	$16,888	$(15,967)	$8,331

(1)	Of the $8,331 total accrued special charges as of January 31, 2009, $2,798 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,533 represented the short-term portion of accrued special charges.

We rebalanced our workforce by 198 employees during the year ended January 31, 2008. The reduction impacted several employee groups. Employee severance costs of $9,676 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 95% of these costs were paid as of January 31, 2009. We expect to pay the remainder during fiscal 2010. There have been no significant modifications to the amount of these charges.

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

Other special charges for the year ended January 31, 2008 included costs of $953 related to the abandonment of an information technology project, costs of $99 for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country, and a benefit of $72 related to a liability, arising from a previous acquisition, which was favorably settled.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The following table shows changes in accrued special charges during the thirteen months ended January 31, 2008:

	Accrued special charges as of December 31, 2006	Charges during the thirteen months ended January 31, 2008 (1)	Payments during the thirteen months ended January 31, 2008 (1)	Accrued special charges as of January 31, 2008 (2)
Employee severence and related costs	$444	$9,789	$(6,330)	$3,903
Excess leased facility costs	5,819	(508)	(1,804)	3,507
Other costs	29	986	(1,015)	—

Accrued special charges	$6,292	$10,267	$(9,149)	$7,410

(1)	Due to the change in fiscal year as described in Note 2. “Change in Fiscal Year,” information is presented for the thirteen months ended January 31, 2008.

(2)	Of the $7,410 total accrued special charges as of January 31, 2008, $2,290 represents the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,120 represents the short-term portion of accrued special charges.

We rebalanced our workforce by 90 employees during the year ended December 31, 2006. The reduction impacted several employee groups. Employee severance costs of $4,407 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which the charge was recorded. Approximately 90% of these costs were paid in 2006 and the remainder was paid in fiscal 2008. There have been no significant modifications to the amount of these charges.

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

Other special charges for 2006 of $1,555 included a loss of $715 for the disposal of property and equipment related to the discontinuation of an intellectual product line, a loss of $593 for the write-off of intangible assets due to the discontinuation of a product line, and $247 for other costs.

The following table shows changes in accrued special charges during the year ended December 31, 2006:

	Accrued special charges as of December 31, 2005	Charges during the year ended December 31, 2006	Payments during the year ended December 31, 2006	Accrued special charges as of December 31, 2006 (1)
Employee severence and related costs	$2,581	$4,407	$(6,544)	$444
Excess leased facility costs	7,650	886	(2,717)	5,819
Terminated acquistions	—	299	(299)	—
Other costs	1,393	1,555	(2,919)	29

Accrued special charges	$11,624	$7,147	$(12,479)	$6,292

(1)	Of the $6,292 total accrued special charges at December 31, 2006, $4,148 represents the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $2,144 represents the short-term portion of accrued special charges.

22. Other Income, Net

Other income, net was comprised of the following:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Interest income	$5,107	$7,001	$8,423	$803
Gain on sale of investments	—	—	895	—
Gain (loss) on hedge ineffectiveness (Note 9)	(64)	(19)	(1,113)	38
Foreign currency exchange gain (loss)	4,781	(904)	(354)	563
Impairment of cost-basis investments	(3,488)	—	—	—
Equity in losses of unconsolidated entities	(1,432)	—	—	—
Other, net	(394)	(853)	(836)	(56)

Other income, net	$4,510	$5,225	$7,015	$1,348

23. In-Process Research and Development

We incurred $13,985 of in-process research and development charges during fiscal 2009 related to undeveloped technology acquired through a joint development agreement with IBM addressing technological challenges of integrated circuit design at 22 nm geometries. We based the value of the charge on the present value of the four year payment obligation as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in the Calibre® product family once development is completed.

Other in-process research and development charges for fiscal 2009, fiscal 2008, and 2006 relate to acquisitions of businesses. See further discussion of these amounts in Note 7. “Business Combinations.”

24. Related Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $44,500 for the year ended January 31, 2009, $39,175 for fiscal 2008, and $39,116 for 2006. These amounts represented 5.6% of our total revenues for the year ended January 31, 2009, 4.5% for fiscal 2008, and 4.9% for 2006. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

25. Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Cash paid for:
Interest (1)	$15,763	$19,346	$23,079	$240
Income taxes	$6,395	$10,049	$7,061	$916

(1)	Cash paid for interest for the year ended January 31, 2008 included $335 for call premiums on the retirements of Floating Rate Debentures. Cash paid for interest for the year ended December 31, 2006 included: (i) $4,716 for call premiums on the redemption of the Notes and (ii) $869 for call premiums on the retirements of the Floating Rate Debentures. Refer to Note 12. “Notes Payable” for more information regarding the retirements of the Floating Rate Debentures.

During the year ended January 31, 2008, we acquired Sierra using a combination of cash and common stock. Common stock with a fair value of $39,831 was issued in connection with the acquisition of Sierra which included both an initial payment and a holdback payment.

26. Segment Reporting

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

We operate exclusively in the EDA industry. We sell and license our products through our direct sales force in North America, Europe, Japan, and the Pacific Rim and through distributors where third parties can extend sales reach more effectively or efficiently. Our CODMs review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated information by geographic region.

We eliminate all intercompany revenues and expenses in computing Revenues, Operating income (loss), and Income (loss) before income tax. The corporate component of Operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, other general expense (income), special charges, impairment of long-lived assets, and in-process research and development charges. Geographic information is as follows:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Revenues:
North America	$310,607	$397,256	$368,787	$14,414
Europe	260,964	218,835	208,690	10,000
Japan	115,189	127,011	118,968	4,787
Pacific Rim	102,341	136,630	106,394	3,080

Total revenues	$789,101	$879,732	$802,839	$32,281

Operating income (loss):
North America	$163,781	$237,197	$220,981	$3,240
Europe	150,102	111,197	112,504	852
Japan	72,235	88,038	80,373	1,495
Pacific Rim	75,397	106,014	82,066	745
Corporate	(527,073)	(470,080)	(433,634)	(37,360)

Total operating income (loss)	$(65,558)	$72,366	$62,290	$(31,028)

Income (loss) before income tax:
North America	$146,483	$221,100	$197,855	$2,269
Europe	154,646	112,170	111,930	1,423
Japan	72,312	87,995	80,366	1,501
Pacific Rim	75,548	106,180	82,163	761
Corporate	(526,941)	(470,118)	(432,569)	(37,341)

Total income (loss) before income tax	$(77,952)	$57,327	$39,745	$(31,387)

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Depreciation and amortization of property, plant, and equipment:
North America	$18,684	$16,784	$14,778	$1,563
Europe	7,695	5,754	5,885	436
Japan	1,448	1,457	1,487	146
Pacific Rim	3,673	3,762	3,150	291

Total depreciation and amortization of property, plant, and equipment	$31,500	$27,757	$25,300	$2,436

Capital expenditures:
North America	$25,022	$24,061	$18,372	$2,831
Europe	12,562	8,716	6,097	578
Japan	1,129	581	1,666	94
Pacific Rim	1,689	4,565	3,154	174

Total capital expenditures	$40,402	$37,923	$29,289	$3,677

As of	January 31, 2009	January 31, 2008	December 31, 2006	January 31, 2007
Property, plant, and equipment, net:
North America	$72,419	$72,762	$62,354	$63,613
Europe	20,913	17,290	13,873	13,758
Japan	2,278	2,322	3,044	2,885
Pacific Rim	5,381	8,047	6,829	6,700

Total property, plant, and equipment, net	$100,991	$100,421	$86,100	$86,956

Total goodwill:
North America	$403,502	$378,730	$317,411	$317,494
Europe	33,492	34,685	47,076	46,843
Japan	1,454	1,218	1,101	1,073
Pacific Rim	2,773	2,852	3,064	2,808

Total goodwill	$441,221	$417,485	$368,652	$368,218

Total assets:
North America	$741,611	$805,453	$738,450	$734,896
Europe	328,153	304,475	283,710	278,980
Japan	77,286	81,036	63,352	53,121
Pacific Rim	39,387	47,149	40,727	36,378

Total assets	$1,186,437	$1,238,113	$1,126,239	$1,103,375

A reconciliation of total Revenues and total Property, plant, and equipment by country of domicile is as follows:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Revenues:
United States	$292,230	$381,408	$351,696	$13,776
Other	496,871	498,324	451,143	18,505

Total revenues	$789,101	$879,732	$802,839	$32,281

As of	January 31, 2009	January 31, 2008	December 31, 2006	January 31, 2007
Property, plant, and equipment, net:
United States	$72,301	$72,521	$62,042	$63,324
Other	28,690	27,900	24,058	23,632

Total property, plant, and equipment, net	$100,991	$100,421	$86,100	$86,956

We segregate revenue into six categories of similar products and services. Each category, with the exception of Finance Fees, includes both product and related support revenues. Revenue information is as follows:

	Year ended January 31, 2009	Year ended January 31, 2008	Year ended December 31, 2006	Month ended January 31, 2007
Revenues:
IC Design to Silicon	$250,386	$296,854	$233,701	$9,288
Functional Verification	198,837	209,927	214,581	8,550
Integrated System Design	177,570	188,590	191,989	7,923
New & Emerging Products	98,761	118,792	102,645	3,207
Services & Other	47,284	48,837	48,667	1,914
Finance Fees	16,263	16,732	11,256	1,399

Total revenues	$789,101	$879,732	$802,839	$32,281

27. Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2009
Total revenues	$179,207	$182,404	$184,852	$242,638
Gross margin	$145,345	$152,026	$153,126	$211,412
Operating income (loss)	$(30,665)	$(29,907)	$(25,342)	$20,356
Net income (loss)	$(24,903)	$(17,192)	$(78,244)	$31,537
Net income (loss) per share, basic	$(0.27)	$(0.19)	$(0.85)	$0.34
Net income (loss) per share, diluted	$(0.27)	$(0.19)	$(0.85)	$0.33

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2008
Total revenues	$194,490	$209,933	$190,489	$284,820
Gross margin	$164,777	$177,180	$159,191	$248,489
Operating income (loss)	$5,217	$6,636	$(7,275)	$67,788
Net income (loss)	$492	$2,181	$(8,796)	$34,894
Net income (loss) per share, basic	$0.01	$0.02	$(0.10)	$0.39
Net income (loss) per share, diluted	$0.01	$0.02	$(0.10)	$0.38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2009 and 2008, the month ended January 31, 2007, and the year ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended January 31, 2009 and 2008, the month ended January 31, 2007, and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 18, 2009

Portland, Oregon

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2009, as stated in their report included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Mentor Graphics Corporation:

We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The management of Mentor Graphics Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A.(1). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2009 and 2008, the month ended January 31, 2007, and the year ended December 31, 2006, and our report dated March 18, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 18, 2009

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item concerning our Directors will be included under “Election of Directors” in our 2009 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included herein in Part I, Item 4. “Submissions of Matters to a Vote of Security Holders” under the caption “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2009 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board of Independence, Committees and Meetings” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under “Director Compensation in 2008,” “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under “Information Regarding the Board of Directors – Board Independence, Committees, and Meetings” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under “Independent Auditors” in our 2009 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1 Financial Statements:

The following consolidated financial statements are included in Part II, Item 8 “Financial Statements and Supplementary Data”:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	96

All other financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the Consolidated Financial Statements or Notes.

(a) 3 Exhibits

3.	A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

	B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.	A.

Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate

Convertible Subordinated Debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration

Statement on Form S-3 (Registration No. 333-109885).

	B.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).

C.

Credit Agreement dated as of June 1, 2005 between the Company, Bank of America, N.A. as agent and the other lenders.

Incorporated by reference to Exhibit 4.F to the Company’s Current Report on Form 8-K filed on June 7, 2005.

D.

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

F.

Third Amendment to Credit Agreement dated as of April 12, 2007 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.A to the Company’s Quarterly Report on Form 10-Q

for the quarter ended April 30, 2007.

G.

Fourth Amendment to Credit Agreement dated as of June 22, 2007 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.H to the Company’s Current Report on Form 8-K

filed on April 25, 2008.

H.

Fifth Amendment to Credit Agreement dated as of April 23, 2008 between the Company, Bank of America, N.A. as Agent and the other lenders. Incorporated by reference to Exhibit 4.I to the Company’s Current Report on Form 8-K

filed on April 25, 2008.

I.

Sixth Amendment to Credit Agreement dated as of March 9, 2009 between the Company, Bank of America, N.A. as Agent and the other lenders. Incorporated by reference to Exhibit 4.I to the Company’s Current Report on Form 8-K

filed on March 12, 2009.

	J.	Indenture dated as of March 3, 2006 between the Company and Wilmington Trust Company, as Trustee, related to 6.25% Convertible Subordinated Debentures due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006

	K.	Registration Rights Agreement dated March 3, 2006, between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006

10.	*A.	1982 Stock Option Plan. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on December 1, 2006.

	*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

	*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

	*D.	1987 Non-Employee Directors’ Stock Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.

*E.

Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted to employees under the Company’s stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*F.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on October 9, 2007 to executive officers under our stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

	*G.	Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company’s stock option plans. Incorporated by reference to Exhibit 10.B to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*H.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.G to the Company’s Current Report on Form 8-K filed on June 15, 2007.

	*I.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors. Incorporated by reference to Exhibit 10.I to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

	*J.	Form of Severence Agreement entered into between the Company and certain executive officers. Incorporated by reference to Exhibit 10.J to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

18.		Letter from Independent Registered Public Accounting Firm re: Change in Accounting Principle. Incorporated by Reference to Exhibit 18. to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

21.		List of Subsidiaries of the Company.

23.		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated: March 12, 2009	By	/S/ WALDEN C. RHINES
Walden C. Rhines Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES Walden C. Rhines	Chief Executive Officer	March 12, 2009

(2)	Principal Financial and Accounting Officer:

	/S/ GREGORY K. HINCKLEY Gregory K. Hinckley	President, Chief Financial Officer	March 16, 2009

(3)	Directors:

	/S/ WALDEN C. RHINES Walden C. Rhines	Chairman of the Board	March 9, 2009

	/S/ GREGORY K. HINCKLEY Gregory K. Hinckley	Director	March 16, 2009

	/S/ SIR PETER BONFIELD Sir Peter Bonfield	Director	March 9, 2009

	/S/ MARSHA B. CONGDON Marsha B. Congdon	Director	March 12, 2009

	/S/ JAMES R. FIEBIGER James R. Fiebiger	Director	March 9, 2009

	/S/ KEVIN C. MCDONOUGH Kevin C. McDonough	Director	March 8, 2009

	/S/ PATRICK B. MCMANUS Patrick B. McManus	Director	March 6, 2009

	/S/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director	March 9, 2009

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands	Beginning Balance	Additions	Deductions	Ending Balance
Year ended December 31, 2006
Allowance for doubtful accounts[1]	$4,487	$876	$608	$4,755
Accrued restructuring costs	$11,624	$5,668	$11,000	$6,292
Month ended January 31, 2007
Allowance for doubtful accounts[1]	$4,755	$(334)	$16	$4,405
Accrued restructuring costs	$6,292	$119	$269	$6,142
Year ended January 31, 2008
Allowance for doubtful accounts[1]	$4,405	$383	$211	$4,577
Accrued restructuring costs	$6,142	$10,536	$9,268	$7,410
Year ended January 31, 2009
Allowance for doubtful accounts[1]	$4,577	$1,069	$131	$5,515
Accrued restructuring costs	$7,410	$16,888	$15,967	$8,331

(1)	Deductions primarily represent accounts written off during the period.