Form 10-Q
period 2009-04-30
MENTOR GRAPHICS CORP
filed 2009-06-09
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, no par value, outstanding as of June 5, 2009: 94,169,027

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended April 30,	2009	2008
In thousands, except per share data		As Adjusted (Note 3)
Revenues:
System and software	$115,418	$96,843
Service and support	78,357	82,364

Total revenues	193,775	179,207

Cost of revenues:
System and software	4,889	5,282
Service and support	21,203	25,342
Amortization of purchased technology	2,948	3,238

Total cost of revenues	29,040	33,862

Gross margin	164,735	145,345

Operating expenses:
Research and development	62,291	64,382
Marketing and selling	76,601	76,648
General and administration	23,036	23,061
Other general expense (income), net	388	(164)
Amortization of intangible assets	2,870	2,433
Special charges	5,695	9,650

Total operating expenses	170,881	176,010

Operating loss	(6,146)	(30,665)
Other income, net	98	2,375
Interest expense	(4,151)	(4,755)

Loss before income tax	(10,199)	(33,045)
Income tax expense (benefit)	2,757	(7,549)

Net loss	$(12,956)	$(25,496)

Net loss per share:
Basic	$(0.14)	$(0.28)

Diluted	$(0.14)	$(0.28)

Weighted average number of shares outstanding:
Basic	94,168	90,750

Diluted	94,168	90,750

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	April 30, 2009	January 31, 2009
In thousands		As Adjusted (Note 3)
Assets
Current assets:
Cash and cash equivalents	$78,777	$93,642
Short-term investments	6	1,997
Trade accounts receivable, net of allowance for doubtful accounts of $5,364 as of April 30, 2009 and $5,515 as of January 31, 2009	252,048	272,852
Other receivables	13,843	12,086
Inventory	8,660	11,074
Prepaid expenses and other	16,673	15,986
Deferred income taxes	9,075	10,163

Total current assets	379,082	417,800
Property, plant, and equipment, net of accumulated depreciation and amortization of $234,942 as of April 30, 2009 and $228,473 as of January 31, 2009	95,866	100,991
Term receivables, long-term	152,893	146,682
Goodwill	442,006	441,221
Intangible assets, net of accumulated amortization of $117,985 as of April 30, 2009 and $112,167 as of January 31, 2009	33,919	39,735
Deferred income taxes	21,219	22,845
Other assets	15,132	16,796

Total assets	$1,140,117	$1,186,070

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$29,738	$36,998
Accounts payable	5,583	10,197
Income taxes payable	4,501	5,340
Accrued payroll and related liabilities	54,991	65,687
Accrued liabilities	35,084	46,034
Deferred revenue	153,657	155,098

Total current liabilities	283,554	319,354
Notes payable	186,509	188,170
Deferred revenue, long-term	14,749	16,890
Income tax liability	52,578	59,078
Other long-term liabilities	15,493	16,133

Total liabilities	552,883	599,625

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 94,169 shares issued and outstanding as of April 30, 2009 and 94,126 shares issued and outstanding as of January 31, 2009	609,457	602,064
Accumulated deficit	(39,809)	(26,853)
Accumulated other comprehensive income	17,586	11,234

Total stockholders’ equity	587,234	586,445

Total liabilities and stockholders’ equity	$1,140,117	$1,186,070

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended April 30,	2009	2008
In thousands		As Adjusted (Note 3)
Operating Cash Flows:
Net loss	$(12,956)	$(25,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	8,526	7,672
Amortization	7,521	6,912
Write-off of debt issuance costs	16	—
Impairment of cost-basis investment	113	—
Equity in losses of unconsolidated entities	324	168
Gain on debt extinguishment	(264)	—
Stock-based compensation	7,770	6,551
Deferred income taxes	2,714	(995)
Changes in other long-term liabilities	(654)	806
Loss on disposal of property, plant, and equipment, net	217	(3)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	20,783	74,937
Prepaid expenses and other	6,481	(10,165)
Term receivables, long-term	(6,222)	17,685
Accounts payable and accrued liabilities	(24,262)	(27,921)
Income taxes receivable and payable	(7,393)	(2,146)
Deferred revenue	(3,684)	(3,046)

Net cash provided by (used in) operating activities	(970)	44,959

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	1,990	4,348
Purchases of short-term investments	—	(14,358)
Purchases of property, plant, and equipment, net	(4,570)	(8,974)
Acquisitions of businesses and equity interests, net of cash acquired	(2,143)	(16,692)

Net cash used in investing activities	(4,723)	(35,676)

Financing Cash Flows:
Proceeds from issuance of common stock	—	151
Tax benefit from share options exercised	—	25
Net decrease in short-term borrowings	(6,579)	(3,988)
Debt issuance costs	(149)	—
Repayments of notes payable	(2,066)	—

Net cash used in financing activities	(8,794)	(3,812)

Effect of exchange rate changes on cash and cash equivalents	(378)	442

Net change in cash and cash equivalents	(14,865)	5,913
Cash and cash equivalents at the beginning of the period	93,642	117,926

Cash and cash equivalents at the end of the period	$78,777	$123,839

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

All numerical references in thousands, except percentages, per share data, and number of employees

(1)	General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of us and our wholly-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 10. “Commitments and Contingencies.”

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $4,022 for the three months ended April 30, 2009 and $4,671 for the three months ended April 30, 2008.

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

4. Collectability is probable – To recognize revenue, we must judge collectability of the arrangement fees on a customer-by-customer basis pursuant to our credit review process. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement, or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectability is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.

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

Other General Expense (Income), Net

The gain or loss on the sale of qualifying receivables to certain financing institutions on a non-recourse basis is recorded in Other general expense (income), net, a component of Operating expenses. The gain or loss on the sale of long-term receivables consists of two components: (i) the difference between the gross balance of the receivables and the net proceeds received from the financing institution, referred to as the discount on sold receivables, and (ii) interest income representing the unaccreted discount on the receivables, which is recognized once the receivables are sold.

(3)	Changes in Accounting—In this 10-Q, we have included adjustments to the prior period Condensed Consolidated Statements of Operations and Cash Flows and Condensed Consolidated Balance Sheet as of January 31, 2009 due to changes in the accounting for research and development credits and due to the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1).

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle is reported through retrospective application to all prior periods. Due to the methodology used to allocate intra-period income tax expense to each quarter, there are changes to Research and development expense, Total operating expense, Operating loss, Loss before income tax, Income tax benefit, Net loss, and Net loss per share for the three months ended April 30, 2008 as illustrated in the table below. However, there was no impact to the previously reported annual amounts of net loss, net loss per share, or accumulated deficit.

Adoption of FSP APB 14-1

During the three months ended April 30, 2009, we adopted the provisions of FSP APB 14-1, which requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the implied liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. Prior to the adoption of FSP APB 14-1, we carried the liability of the 6.25% Debentures at its principal value and only the contractual interest expense was recognized in our Condensed Consolidated Statements of Operations. FSP APB 14-1 requires retrospective application to all prior periods for which the 6.25% Debentures were outstanding prior to the date of adoption.

Upon adoption of FSP APB 14-1 and effective as of the issuance date of the 6.25% Debentures, we recorded $23,976 of the principal amount to equity, representing a debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.6% at the time of issuance and the coupon rate of the 6.25% Debentures. This debt discount is amortized as interest expense over the expected term using the effective interest method. In addition, we allocated $764 of the issuance costs to the equity component of the 6.25% Debentures and the remaining $5,606 of the issuance costs to the liability component of the 6.25% Debentures. The issuance costs were allocated pro rata based on their initial carrying amounts.

The impact of FSP APB 14-1 to Interest expense, Loss before income tax, Net loss, and Basic and diluted loss per share for the three months ended April 30, 2008 represent the amortization of the debt discount and adjustment of the previously recorded amortization of the issuance costs. The adjustments to the Condensed Consolidated Balance Sheet as of January 31, 2009 reflect adjustments of:

•	Other assets and Prepaid expenses and other for the impact of the allocation of a portion of the issuance costs to equity;

•	Notes payable for the unamortized debt discount on the 6.25% Debentures;

•	Common stock for the recognition of the equity component of the 6.25% Debentures, net of a portion of the equity component that was retired upon repurchase of a portion of the 6.25% Debentures; and

•

Accumulated deficit for the cumulative debt discount amortization, revised issuance cost amortization, and revised loss on the retirement of a portion of the debt recognized in interest expense from the issuance date of the 6.25% Debentures through January 31, 2009.

The impact of the change in accounting for research and development credits and the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Operations for the three months ended April 30, 2008 is as follows:

	Three months ended April 30, 2008
		Impact of Accounting Change for:
	As Previously Reported	French Research Credit	FSP APB 14-1	As Adjusted
Gross margin	$145,345	$—	$—	$145,345

Operating expenses:
Research and development expense	65,497	(1,115)	—	64,382
Marketing and selling	76,648	—	—	76,648
General and administration	23,061	—	—	23,061
Other general income (expense), net	(164)	—	—	(164)
Amortization of intangible assets	2,433	—	—	2,433
Special charges	9,650	—	—	9,650

Total operating expenses	177,125	(1,115)	—	176,010

Operating loss	(31,780)	1,115	—	(30,665)
Other income, net	2,375	—	—	2,375
Interest expense	(4,162)	—	(593)	(4,755)

Loss before income tax	(33,567)	1,115	(593)	(33,045)
Income tax benefit	(6,079)	(1,470)	—	(7,549)

Net loss	$(27,488)	$2,585	$(593)	$(25,496)

Basic and diluted net loss per share	$(0.30)	$0.03	$(0.01)	$(0.28)

The impact of the change in accounting for the adoption of FSP APB 14-1 on the Condensed Consolidated Balance Sheet as of January 31, 2009 is as follows:

	As of January 31, 2009
	As Previously Reported	Impact of Accounting Change for FSP APB 14-1	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$93,642	$—	$93,642
Short-term investments	1,997	—	1,997
Trade accounts receivable	272,852	—	272,852
Other receivables	12,086	—	12,086
Inventory	11,074	—	11,074
Prepaid expenses and other	16,076	(90)	15,986
Deferred income taxes	10,163	—	10,163

Total current assets	417,890	(90)	417,800
Property, plant, and equipment	100,991	—	100,991
Term receivables, long-term	146,682	—	146,682
Goodwill	441,221	—	441,221
Intangible assets	39,735	—	39,735
Deferred income taxes	22,845	—	22,845
Other assets	17,073	(277)	16,796

Total assets	$1,186,437	$(367)	$1,186,070

Liabilities and Stockholder’s Equity
Total current liabilities	$319,354	$—	$319,354
Notes payable	201,102	(12,932)	188,170
Deferred revenue, long-term	16,890	—	16,890
Income tax liability	59,078	—	59,078
Other long-term liabilities	16,133	—	16,133

Total liabilities	612,557	(12,932)	599,625

Stockholders’ equity:
Common stock	580,298	21,766	602,064
Accumulated deficit	(17,652)	(9,201)	(26,853)
Accumulated other comprehensive income	11,234	—	11,234

Total stockholders’ equity	573,880	12,565	586,445

Total liabilities and stockholders’ equity	$1,186,437	$(367)	$1,186,070

The impact of the change in accounting for the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Cash Flows as of April 30, 2008 is as follows:

	Three months ended April 30, 2008
		Impact of Accounting Change for:
	As Previously Reported	French Research Credit	FSP APB 14-1	Other	As Adjusted
Operating Cash Flows:
Net loss	$(27,488)	$2,585	$(593)	$—	$(25,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	7,672	—	—	—	7,672
Amortization	6,319	—	593	—	6,912
Equity in losses of unconsolidated entities	168	—	—	—	168
Stock-based compensation	6,551	—	—	—	6,551
Deferred income taxes	(912)	(83)	—	—	(995)
Changes in other long-term liabilities	841			(35)	806
Gain on disposal of property, plant, and equipment, net	(3)	—	—	—	(3)
Changes in operating assets and liabilities, net of effect of acquired businesses
Trade accounts receivable, net	74,937	—	—	—	74,937
Prepaid expenses and other	(7,663)	(2,502)	—	—	(10,165)
Term receivables, long-term	17,685	—	—	—	17,685
Accounts payable and accrued liabilities	(27,956)	—	—	35	(27,921)
Income taxes payable	(2,146)	—	—	—	(2,146)
Deferred revenue	(3,046)	—	—	—	(3,046)

Net cash provided by operating activities	44,959	—	—	—	44,959

Investing Cash Flows:
Net cash used in investing activities	(35,676)	—	—	—	(35,676)

Financing Cash Flows:
Net cash used in financing activities	(3,812)	—	—	—	(3,812)

Effect of exchange rate changes on cash and cash equivalents	442	—	—	—	442

Net change in cash and cash equivalents	5,913	—	—	—	5,913
Cash and cash equivalents at the beginning of the period	117,926	—	—	—	117,926

Cash and cash equivalents at the end of the period	$123,839	$—	$—	$—	$123,839

The impact of the change in accounting for the adoption of FSP APB 14-1 on the Condensed Statement of Equity as of January 31, 2008 is as follows:

	As of January 31, 2008
	As Previously Reported	Impact of accounting change for FSP APB 14-1	As Adjusted
Common stock	$531,153	$21,766	$552,919
Retained earnings	71,150	(6,751)	64,399
Accumulated other comprehensive income	36,864		36,864

Total stockholders’ equity	$639,167	$15,015	$654,182

(4)

Fair Value Measurement—On a quarterly basis, we measure derivatives at fair value. SFAS No. 157, “Fair Value Measurements” (SFAS 157) established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. SFAS 157 classifies these two types of inputs into the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets required to be carried at fair value on a recurring basis as of April 30, 2009:

	Fair Value as of April 30, 2009	Level 1	Level 2	Level 3
Foreign currency forward and option contracts	$1,464	$—	$1,464	$—

We use an income approach to determine the fair value of our foreign currency forward and option contracts. For foreign currency forward and option contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency forward and option contracts to our Condensed Consolidated Statement of Operations. For foreign currency forward and option contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income, net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 7. “Derivative Instruments and Hedging Activities.”

(5)	Business Combinations—For many of our acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product performance goals. For business combinations completed prior to our adoption of SFAS 141(R) “Business Combinations” on February 1, 2009, these contingent payments, or earn-outs, are accrued when the performance goals are met and the contingent consideration is issued or issuable. During the three months ended April 30, 2009, we recorded earn-outs of $810 based on related revenues derived from products and technologies acquired in prior acquisitions compared to $571 during the three months ended April 30, 2008. During the three months ended April 30, 2009, we made earn-out payments of $2,043 compared to $1,909 during the three months ended April 30, 2008.

(6)	Long-Term Investments—As of April 30, 2009, we controlled 28.4% of the voting stock of Calypto Design Systems, Inc. (Calypto), an electronic design automation (EDA) company, and 20% of the participating membership of the board of directors as a result of our investment in $2,000 of Series D Preferred Stock of Calypto. We have determined our investment in Calypto to be “in-substance common stock” as described in Emerging Issues Task Force Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” Accordingly, we have accounted for our investment in Calypto pursuant to the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Certain Investments in Debt and Equity Securities.” We record our interest in the equity method gains or losses of Calypto in the subsequent quarter following incurrence because it is not practical to obtain Calypto’s financial statements prior to the issuance of our consolidated financial statements. During the three months ended April 30, 2009, we recorded a loss of $324 for our equity in the losses of Calypto for the three months ended January 31, 2009. During the three months ended April 30, 2008, we recorded a loss of $168 for our equity in the losses of Calypto for the one month period ended January 31, 2008.

(7)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen, where we are in a long position, and the euro and the British pound, where we are in a short position. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. for the three months ended April 30, 2009 and 2008. For the three months ended April 30, 2009, approximately one-third of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the three months ended April 30, 2008, approximately one-fourth of European and two-thirds of Japanese revenues were subject to exchange rate fluctuations.

For exposures that are not offset, we enter into short-term, not more than a year, foreign currency forward and option contracts to partially offset these anticipated exposures. During the three months ended April 30, 2009, we entered into fifteen new foreign currency option contracts, with a total gross notional value of $81,492 and forty-one new foreign currency forward contracts, with a total gross notional value of $178,126.

We formally document all relationships between foreign currency forward and option contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency forward and option contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency forward and option contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency forward or option contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income, net in the Condensed Consolidated Statement of Operations. We noted no such instance in the three months ended April 30, 2009 or 2008.

Effective February 1, 2009, we adopted the disclosure requirement of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to Statement No. 133” (SFAS 161). In accordance with SFAS 161, the fair values and balance sheet presentation of our derivatives instruments as of April 30, 2009 are summarized as follows:

	As of April 30, 2009
	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as SFAS 133 hedging instruments
Cash flow forwards	Other receivables	$1,376	$(18)
Derivatives not designated as SFAS 133 hedging instruments
Non-designated forwards	Other receivables	1,141	(1,035)

Total derivatives		$2,517	$(1,053)

We had foreign currency forward and option contracts outstanding with a gross notional value of $392,445 as of April 30, 2009. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

By using derivative instruments, we subject ourselves to credit risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of our derivative contracts is in a net asset position, the counterparty owes us, thus creating a receivable risk for us. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions, as such we do not expect material losses as a result of default by our counterparties.

In accordance with SFAS 161, the pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the three months ended April 30, 2009 is as follows:

Derivatives Designated SFAS 133 Hedging Instruments	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$3,250	Revenue	$(1,586)	Other income, net	$97
		Operating expense	(1,782)
Cash flow options	13	Revenue	(100)	Other income, net	(5)
		Operating expense	(170)

Total	$3,263		$(3,638)		$92

Included in the gain of $97 recognized in Other income, net of cash flow forwards, a gain of $94 was related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income as of April 30, 2009 of $92, after tax effect, represents a net unrealized gain on foreign currency forward and option contracts related to hedges of forecasted revenues and expenses expected to occur during fiscal 2010. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. In accordance with SFAS 161, the effect of derivative instruments not designated as hedging instruments on income for the three months ended April 30, 2009 is as follows:

Derivatives Not Designated as SFAS 133 Hedging Instruments	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other income, net	$693

(8)	Short-Term Borrowings—In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15,000, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $77 for the three months ended April 30, 2009 compared to $75 for the three months ended April 30, 2008. This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivable to total current liabilities) shall not be less than 0.85;

•

Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement, which establishes a fixed level of required tangible net worth, and then increases that required level each quarter by 70% of any positive net income in the quarter (but in the aggregate no more than 70% of positive net income for any full fiscal year), 100% of the amortization of intangible assets in the quarter, and 100% of certain stock issuance proceeds, which increases are offset by certain amounts of acquired intangible assets;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 2.20;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 0.90; and

•

Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 47.5% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility prevents us from paying dividends.

We were in compliance with all financial covenants as of April 30, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We did not borrow any amounts under the revolving credit facility during the three months ended April 30, 2009 or April 30, 2008. As of April 30, 2009 and January 31, 2009, we had an outstanding balance under the facility of $20,000. The interest rate was 3.85% as of April 30, 2009 and 3.25% as of January 31, 2009.

Short-term borrowings of $5,614 as of April 30, 2009 and $12,550 as of January 31, 2009 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $4,124 as of April 30, 2009 and $4,448 as of January 31, 2009.

(9)	Notes Payable—Notes payable consisted of the following:

	As of
	April 30, 2009	January 31, 2009
6.25% Debentures due 2026, net	$152,737	$152,068
Floating Rate Debentures due 2023	33,772	36,102

Notes payable	$186,509	$188,170

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of April 30, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the three months ended April 30, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

During the three months ended April 30, 2009, we adopted FSP APB 14-1, which specifies that issuers of convertible debt that may be settled in cash upon conversion (including partial cash settlement) separately account for the implied liability and equity components of the convertible debt in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to our 6.25% Debentures. FSP APB 14-1 requires retrospective application to all periods. The impact of adopting FSP APB 14-1 is further described in Note 3. “Changes in Accounting.”

The principal amount, unamortized debt discount and net carrying amount of the liability component as well as the carrying amount of the equity component of the 6.25% Debentures are as follows:

	As of
	April 30, 2009	January 31, 2009
Principal amount	$165,000	$165,000
Unamortized debt discount	(12,263)	(12,932)

Net carrying amount of the liability component	$152,737	$152,068

Equity component	$21,766	$21,766

The remaining unamortized debt discount will be amortized to interest expense using the effective interest method through March 2013.

We recognized the following amounts in interest expense in the Condensed Consolidated Statements of Operations related to the 6.25% Debentures:

	Three months ended April 30,
	2009	2008
Interest expense at the contractual interest rate	$2,578	$2,578
Amortization of debt discount	669	615

The effective interest rate on the 6.25% Debentures was 8.6% for both the three months ended April 30, 2009 and 2008.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.97% for the three months ended April 30, 2009 and 4.89% for the three months ended April 30, 2008. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,443 shares as of April 30, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2008, we may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the three months ended April 30, 2009, we repurchased on the open market and retired Floating Rate Debentures with a principal balance of $2,330 for a total purchase price of $2,066. As a result, a principal amount of $33,772 remains outstanding as of April 30, 2009. In connection with this purchase, during the three months ended April 30, 2009, we incurred a before tax net gain on the early extinguishment of debt of $248, which included a $264 discount on the repurchased Floating Rate Debentures and a write-off of $16 of a portion of unamortized deferred debt issuance costs.

(10)	Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum. There have been no significant changes to the future minimum lease payments due under non-cancelable operating leases as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Income Taxes

As of April 30, 2009, we had a liability of approximately $52,578 for income taxes associated with uncertain income tax positions. All of these liabilities are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Contractual Obligations

In conjunction with the acquisition of undeveloped 22 nanometer technology we acquired under a joint development agreement entered into during the second quarter of fiscal 2009, we are required to make payments of $5,000 during fiscal 2010, and annual payments of $2,500 during each of fiscal 2011 through fiscal 2013. Of the $5,000 due in fiscal 2010, we paid $1,250 during the three months ended April 30, 2009.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer or a set cap. As of April 30, 2009, we were not aware of any material liabilities arising from these indemnifications.

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

(11)	Accounting for Stock-Based Compensation

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

The 1987 Non-Employee Directors’ Stock Plan provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. During the three months ended April 30, 2009 and 2008, there were no restricted shares issued under this plan. Options granted under this plan are included in the table below.

As of April 30, 2009, a total of 6,557 shares of common stock were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance as of January 31, 2009	20,597	$13.19
Granted	71	$4.90
Exercised	(1)	$4.95
Forfeited	(79)	$9.68
Expired	(1,177)	$12.89

Balance as of April 30, 2009	19,411	$13.20

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of April 30, 2009, 5,537 shares remain available for future purchase under the ESPPs.

Stock-Based Compensation Expense

We estimate the fair value of stock options and purchase rights under our ESPPs in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates. In reaching our determination of expected volatility for options, we include the following elements:

•	Historical volatility of our shares of common stock;

•	Historical volatility of shares of comparable companies;

•	Implied volatility of the option features in our convertible subordinated debentures; and

•	Implied volatility of traded options of comparable companies.

In reaching our determination of expected volatility for purchase rights under our employee stock plan, we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average grant date fair values are summarized as follows:

	Three months ended April 30,
	2009	2008
Options granted	$4.90	$3.53
ESPP purchase rights	$2.95	$4.47

The calculations used the following assumptions:

	Three months ended April 30,
Stock Option Plans	2009	2008
Risk-free interest rate	2.3%	2.7%
Dividend yield	0%	0%
Expected life (in years)	5.0	5.0
Volatility (weighted average)	45%	45%

	Three months ended April 30,
Employee Stock Purchase Plans	2009	2008
Risk-free interest rate	1.1%	4.5%
Dividend yield	0%	0%
Expected life (in years)	1.25	1.25
Volatility (range)	44% - 48%	33% - 45%
Volatility (weighted average)	47%	42%

We issued 222 shares of common stock valued at $3,014 to the founders of a company we acquired in June 2007. These shares are subject to forfeiture if their employment terminates prior to June 2009. The value of these shares is being amortized over a two year period.

(12)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended April 30,
	2009	2008
Net loss	$(12,956)	$(25,496)

Weighted average common shares used to calculate diluted net loss per share	94,168	90,750

Basic net loss per share	$(0.14)	$(0.28)

Diluted net loss per share	$(0.14)	$(0.28)

We excluded from the computation of diluted net loss per share options, warrants, and ESPP purchase rights to purchase 21,777 shares of common stock for the three months ended April 30, 2009 and 19,572 for the three months ended April 30, 2008. The options, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

The effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net loss per share. If the Floating Rate Debentures had been dilutive, our diluted net loss would have included additional earnings of $201 for the three months ended April 30, 2009 and $304 for the three months ended April 30, 2008 and additional incremental common shares of 1,514 for the three months ended April 30, 2009 and 1,543 for the three months ended April 30, 2008. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of the 6.25% Debentures had been dilutive, our diluted net loss would have included additional earnings of $1,057 for the three months ended April 30, 2009 and 2008 and no additional incremental shares for the three months ended April 30, 2009 and 2008, as the stock price was below the conversion rate. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 9. “Notes Payable.”

(13)	Comprehensive Loss—The following provides a summary of comprehensive income (loss):

	Three months ended April 30,
	2009	2008
Net loss	$(12,956)	$(25,496)
Change in unrealized gain on derivative instruments	6,602	1,825
Change in unrealized holding loss on available-for-sale securities	—	(2,047)
Change in accumulated translation adjustment	(217)	4,578
Change in pension liability under SFAS 158	(33)	—

Comprehensive loss	$(6,604)	$(21,140)

(14)	Special Charges—The following is a summary of the major elements of the special charges:

	Three months ended April 30,
	2009	2008
Employee severance and related costs	$4,028	$8,114
Excess leased facility costs	(41)	1,443
Acquisition costs	268	—
Other costs	1,440	93

Total special charges	$5,695	$9,650

Special charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

We rebalanced our workforce by 150 employees during the three months ended April 30, 2009. The reduction impacted several employee groups. Employee severance costs of $4,028 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 40% of these costs were paid during the three months ended April 30, 2009. We expect to pay the remainder during fiscal 2010. There have been no significant modifications to the amount of these charges.

The reduction of leased facility costs of $41 during the three months ended April 30, 2009 resulted from the buy out of a lease which had been previously abandoned.

Acquisition costs of $268 during the three months ended April, 30, 2009 represent legal and other costs related to a potential acquisition.

Other special charges for the three months ended April 30, 2009 included costs of $1,175 related to advisory fees and charges of $265 related to a casualty loss.

We rebalanced our workforce by 110 employees during the three months ended April 30, 2008. The reduction impacted several employee groups. Employee severance costs of $8,114 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. The majority of these costs were paid during fiscal 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1,443 during the three months ended April 30, 2008 were primarily due to the abandonment of two additional leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges for the three months ended April 30, 2008 included costs of $93 related to the closure of a division.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2009:

	Accrued special charges as of January 31, 2009	Charges during the three months ended April 30, 2009	Payments during the three months ended April 30, 2009	Accrued special charges as of April 30, 2009 (1)
Employee severence and related costs	$3,183	$4,028	$(2,735)	$4,476
Excess leased facility costs	4,456	(41)	(296)	4,119
Acquisition costs	—	268	—	268
Other costs	692	1,440	(1,093)	1,039

Accrued special charges	$8,331	$5,695	$(4,124)	$9,902

(1)	Of the $9,902 total accrued special charges as of April 30, 2009, $2,643 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,259 represented the short-term portion of accrued special charges.

(15)	Other Income, Net—Other income, net was comprised of the following:

	Three months ended April 30,
	2009	2008
Interest income	$404	$1,563
Gain (loss) on hedge ineffectiveness	(2)	23
Foreign currency exchange gain (loss)	(79)	1,184
Impairment of cost-basis investment	(113)	—
Equity in losses of unconsolidated entities	(324)	(168)
Other, net	212	(227)

Other income, net	$98	$2,375

(16)	Related Party Transactions—Certain members of our board of directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $8,229 for the three months ended April 30, 2009 and $8,583 for the three months ended April 30, 2008. These amounts represented 4.3% of our total revenues for the three months ended April 30, 2009 and 4.8% of our total revenues for the three months ended April 30, 2008. Management believes our transactions with each of these customers were carried out on an arm’s-length basis.

(17)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

	Three months ended April 30,
	2009	2008
Cash paid (refunds received), net for:
Interest	$6,130	$6,584
Income taxes	$6,779	$(3,162)

(18)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. To determine what information to report under SFAS 131, we reviewed our Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer and the President.

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

We eliminate all intercompany revenues and expenses in computing Revenues, Operating loss, and Loss before income tax. The corporate component of Operating loss represents research and development, corporate marketing and selling, corporate general and administration, other general expense (income), special charges, and in-process research and development. Geographic information is as follows:

	Three months ended April 30,
	2009	2008
Revenues:
North America	$74,464	$71,381
Europe	42,510	53,182
Japan	34,640	34,541
Pacific Rim	42,161	20,103

Total revenues	$193,775	$179,207

Operating loss:
North America	$40,922	$34,893
Europe	20,866	22,438
Japan	23,903	24,402
Pacific Rim	33,614	13,421
Corporate	(125,451)	(125,819)

Total operating loss	$(6,146)	$(30,665)

Loss before income tax:
North America	$36,909	$31,823
Europe	20,804	22,847
Japan	23,891	24,405
Pacific Rim	33,648	13,699
Corporate	(125,451)	(125,819)

Total loss before income tax	$(10,199)	$(33,045)

For the three months ended April 30, 2009, one customer accounted for 13% and another customer accounted for 12% of our total revenues. No single customer accounted for 10% or more of total revenues for the three months ended April 30, 2008.

	As of
	April 30, 2009	January 31, 2009
Property, plant, and equipment, net:
North America	$72,485	$72,419
Europe	16,864	20,913
Japan	1,835	2,278
Pacific Rim	4,682	5,381

Total property, plant, and equipment	$95,866	$100,991

Total goodwill:
North America	$404,070	$403,502
Europe	33,818	33,492
Japan	1,348	1,454
Pacific Rim	2,770	2,773

Total goodwill	$442,006	$441,221

Total assets:
North America	$715,897	$741,244
Europe	298,691	328,153
Japan	93,886	77,286
Pacific Rim	31,643	39,387

Total assets	$1,140,117	$1,186,070

We segregate revenue into six categories of similar products and services. Each category, with the exception of Finance Fees, includes both product and related support revenues. Revenue information is as follows:

	Three months ended April 30,
	2009	2008
Revenues:
IC Design to Silicon	$84,491	$65,743
Functional Verification	40,390	41,926
Integrated System Design	37,533	35,239
New & Emerging Products	19,783	20,359
Services & Other	7,556	11,269
Finance Fees	4,022	4,671

Total revenues	$193,775	$179,207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references included in tables are in thousands, except percentages.

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

We focus on products and design platforms where we have leading market share, thus enabling us to spend more effort to cause adoption of our technology in new applications, especially for new markets in which EDA companies have not participated. We believe this strategy leads to a more diversified product and customer mix than many of our competitors, can help and reduce volatility of business, credit risk, and competition, while increasing the potential for growth. System customers make up a much larger percentage of our business than that of most of our EDA competitors.

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which in the aggregate can represent as much or more than 50% of our system and software revenue, drive the majority of our period-to-period revenue variances. Some of these contracts include unlimited or nearly unlimited access to a fixed group of products. For these reasons, the timing, size, and success of contract renewals is the primary driver of revenue changes from period to period and to a lesser extent new contracts or an increase in the capacity of existing contracts.

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

Our products and services are dependent to a large degree on new design projects initiated by customers in the integrated circuit and electronics system industries. These industries can be cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. Furthermore, extended economic downturns can result in reduced funding for development due to downsizing and other business restructurings. These pressures are offset by the need for the development and introduction of next generation products once an economic recovery occurs.

Our revenue has historically fluctuated quarterly and has generally been the highest in the fourth quarter of our fiscal year due to our customers’ corporate calendar year-end spending trends and the timing of contract renewals.

Known Trends and Uncertainties Impacting Future Results of Operations

Business Trends

In the United States (U.S.) and abroad, recent market and economic conditions have been unprecedented in the recent past and challenging, with tighter credit conditions, increased market volatility, diminished expectations for the U.S. and global economies, and increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with generally declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors reduced, and in some cases, ceased to provide, funding to borrowers due to the absence of a securitization market and concerns about the stability of the markets generally and the strength of the counterparties specifically. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs and timely refinance maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

The semiconductor industry experienced a bounce back from the major reductions in supply chain inventories in the fourth quarter of fiscal 2009, with foundries reporting a recovery in loadings. However, bankruptcies and credit problems are increasingly evident and had an effect on our revenues during the first quarter of fiscal 2010.

The semiconductor industry is particularly vulnerable in this economy as several of the largest companies lack the balance sheet strength that they historically carried into recessions. Consistent with our revenue recognition policy, when individual customer credit worthiness declines to a level where we do not consider collectability probable, we convert new transactions from up-front revenue recognition to cash-based revenue recognition and we may be required to modify the payment terms to meet the customer’s ability to pay. Our top ten accounts make up approximately 40% of our receivables, including both short and long term balances, and we have not experienced and do not presently expect collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our receivables.

Bad debt expense recorded for the first quarter of fiscal 2010 was not material. However, we do have exposures within our receivables portfolio to some of the larger semiconductor companies with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

We rely on smaller dollar contracts for a material portion of our business. During fiscal 2009 we experienced a decline in these transactions, which we believe contributed to a decline in our revenue for fiscal 2009. For the first quarter of fiscal 2010 we continued to see a reduced contribution from these accounts and the timing of recovery is not known.

We noted a decline in service and support revenues in the first quarter of fiscal 2010. A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness.

Bookings during the first three months of fiscal 2010 improved by 25% compared to the first three months of fiscal 2009. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the three months ended April 30, 2009 accounted for approximately 60% of total system and software bookings compared to 45% for the three months ended April 30, 2008. The number of new customers during the three months ended April 30, 2009, excluding PADS (our ready to use printed circuit board design tools) and new customer relationships arising out of our acquisition of Flomerics Group Plc. (Flomerics) was down 55% from the levels experienced during the three months ended April 30, 2008.

Product Developments

During the three months ended April 30, 2009, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products in the first quarter of 2010 that we believe have the potential for widespread customer adoption and may have a favorable impact on future periods. During the three months ended April 30, 2009, we did not have any significant products reaching the end of their useful economic life.

Critical Accounting Policies

We base our discussion and analysis of our financial condition and results of operations upon our condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience, current facts, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs, and expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets and long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For a discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended January 31, 2009.

RESULTS OF OPERATIONS

Revenues and Gross Margins

Three months ended April 30,	2009	Change	2008
System and software revenues	$115,418	19%	$96,843
System and software gross margin	$107,581	22%	$88,323
Gross margin percent	93%		91%
Service and support revenues	$78,357	(5%)	$82,364
Service and support gross margin	$57,154	—	$57,022
Gross margin percent	73%		69%
Total revenues	$193,775	8%	$179,207
Total gross margin	$164,735	13%	$145,345
Gross margin percent	85%		81%

System and Software

Three months ended April 30,	2009	Change	2008
Upfront license revenues	$97,550	30%	$75,200
Ratable license revenues	13,846	(18%)	16,972
Finance fee revenues	4,022	(14%)	4,671

Total system and software revenues	$115,418	19%	$96,843

We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues are comprised of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of the license term. Ratable license revenues are comprised of term licenses where we provide the customer with rights to unspecified or unreleased future products and as a result, recognize revenue ratably over the license term. Finance fee revenues are from the accretion on the discount of long-term installment receivables.

For the three months ended April 30, 2009, our top ten customers accounted for approximately $77.0 million, or 67%, of total System and software revenues compared to approximately $52.0 million, or 54%, for the three months ended April 30, 2008. For the three months ended April 30, 2009, one customer accounted for 13% and another customer accounted for 12% of our total revenues. No single customer accounted for 10% or more of total revenues for the three months ended April 30, 2008. Sales of product associated with our acquisition of Flomerics Group, PLC (Flomerics) in the second quarter of fiscal 2009 resulted in an increase of approximately $4.0 million in System and software revenues during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. Foreign currency had a slightly negative impact on revenues for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as a result of a weakening of the euro and British pound against the U.S. dollar for the comparative periods of $2.0 million.

System and software gross margin percentage increased for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 primarily due to increased System and software revenues of $18.6 million.

Amortization of purchased technology to System and software cost of revenues was $2.9 million for the three months ended April 30, 2009 compared to $3.2 million for the three months ended April 30, 2008. We amortize purchased technology costs over two to five years. The decrease in amortization for the three months ended April 30, 2009 was primarily due to the accelerated full amortization of certain purchased technology of $1.4 million due to the closure of our intellectual property division in the three months ended April 30, 2008, offset by an increase in amortization of $1.5 million resulting from technology acquired in the Flomerics acquisition in the second quarter of fiscal 2009.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Service and support revenues decreased for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 primarily due to declines in support revenues of approximately $4.0 million and professional service revenues of approximately $3.0 million. The decrease in revenues is primarily the result of the softening of the global economy as our customers scale back on purchases of outsourced services. These decreases were offset in part by approximately $3.0 million in Service and support revenues associated with our acquisition of Flomerics in the second quarter of fiscal 2009.

Service and support gross margin percentage increased for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 primarily because of favorable foreign currency movements on costs of $1.2 million, reductions in headcount related costs of $1.4 million, and reductions in outside service costs of $0.9 million. These improvements to costs were offset by the impact of lower revenues of $4.0 million.

Geographic Revenues Information

Revenue by Geography

Three months ended April 30,	2009	Change	2008
North America	$74,464	4%	$71,381
Europe	42,510	(20%)	53,182
Japan	34,640	—	34,541
Pacific Rim	42,161	110%	20,103

Total revenue	$193,775	8%	$179,207

Revenues increased in North America for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 primarily due to increased software product revenues of approximately $6.7 million, partially offset by a decrease in support and professional service revenues of approximately $3.0 million. The Flomerics acquisition accounted for approximately $3.0 million of the North America revenue increase.

Revenues outside of North America represented 62% of total revenues for the three months ended April 30, 2009 compared to 60% for the three months ended April 30, 2008. For the three months ended April 30, 2009, approximately one-third of European revenues were booked in local currencies and subject to exchange rate fluctuations compared to approximately one-fourth of European revenues for the three months ended April 30, 2008. All other European revenue contracts are denominated and paid to us in U.S. dollars. Decreased European revenues for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 were primarily due to decreased software product revenues of approximately $8.0 million and unfavorable currency effects of approximately $2.0 million. The Flomerics acquisition reduced the overall European revenue decline by approximately $3.0 million.

All of our Japan revenues were recorded in Japanese yen during the three months ended April 30, 2009 compared to approximately two-thirds of our Japan revenues during the three months ended April 30, 2008. The effects of exchange rate differences from the Japanese yen to the U.S. dollar favorably impacted Japanese revenues by approximately 6% for the three months ended April 30, 2009 compared to the three months ended April 30, 2008. Exclusive of currency effects, lower revenues in Japan for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 were primarily due to decreased support, training, and consulting revenues of approximately $1.2 million.

Revenues increased in the Pacific Rim for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 primarily due to increased software product revenues of approximately $21.0 million primarily due to a large term license transaction which shipped in the first quarter of fiscal 2010.

Revenues associated with our acquisition of Flomerics in the second quarter of fiscal 2009 were not material in Japan and the Pacific Rim.

We generate more than half of our revenues outside of North America and expect this to continue in the future. Revenue results will continue to be impacted by future foreign currency fluctuations.

Operating Expenses

Three months ended April 30,	2009	Change	2008
Research and development	$62,291	(3%)	$64,382
Marketing and selling	76,601	—	76,648
General and administration	23,036	—	23,061
Other general expense (income), net	388	337%	(164)
Amortization of intangible assets	2,870	18%	2,433
Special charges	5,695	(41%)	9,650

Total operating expenses	$170,881	(3%)	$176,010

We incur a substantial portion of our operating expenses outside the United States in various foreign currencies. When these currencies weaken against the U.S. dollar, our operating expense performance improves and when these currencies strengthen our operating expense performance is adversely affected.

Research and Development

For the three months ended April 30, 2009 compared to the three months ended April 30, 2008 we recorded approximately $2.0 million in expenses resulting from our acquisitions of Flomerics and Ponte Solutions, Inc. (Ponte) which occurred in the second quarter of fiscal 2009. This increase in expenses was more than offset by favorable currency movements of approximately $4.1 million.

Marketing and Selling

For the three months ended April 30, 2009 compared to the three months ended April 30, 2008 we recorded approximately $4.5 million in expenses resulting from our acquisition of Flomerics in the second quarter of fiscal 2009. This increase in expense was offset by favorable currency movements of approximately $4.4 million.

General and Administration

For the three months ended April 30, 2009 compared to the three months ended April 30, 2008, general and administration costs were flat. Currency movements had a minimal impact on general and administration costs. General and administration costs decreased as a percentage of revenue from 13% for the three months ended April 30, 2008 to 12% for the three months ended April 30, 2009. We were able to leverage our administrative costs over a larger revenue base in the current fiscal year, which included the Flomerics operations.

Other General Expense (Income), Net

Other general expense (income), net represents the expense (loss) or income (gain) on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The increase in expense from the three months ended April 30, 2008 to the three months ended April 30, 2009 was primarily due to a decrease in the amount of receivables sold.

Amortization of Intangible Assets

For the three months ended April 30, 2009 compared to the three months ended April 30, 2008, the increase in amortization of intangible assets was primarily due to amortization of certain intangible assets acquired in the Flomerics acquisition during the second quarter of fiscal 2009 of approximately $0.5 million.

Exclusive of future acquisitions, amortization of intangible assets will decrease in fiscal 2010 primarily due to the complete amortization of intangible assets related to prior technology acquisitions partially offset by a full year of amortization related to intangible assets acquired during fiscal 2009.

Special Charges

Three months ended April 30,	2009	2008
Employee severance and related costs	$4,028	$8,114
Excess leased facility costs	(41)	1,443
Acquisition costs	268	—
Other costs	1,440	93

Total special charges	$5,695	$9,650

Special charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

We rebalanced our workforce by 150 employees during the three months ended April 30, 2009. The reduction impacted several employee groups. Employee severance costs of $4.0 million included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 40% of these costs were paid during the three months ended April 30, 2009. We expect to pay the remainder during fiscal 2010. There have been no significant modifications to the amount of these charges.

Other special charges for the three months ended April 30, 2009 included costs of $1.2 million related to advisory fees and charges of $0.2 million related to a casualty loss.

We rebalanced our workforce by 110 employees during the three months ended April 30, 2008. The reduction impacted several employee groups. Employee severance costs of $8.1 million included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. The majority of these costs were paid during fiscal 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1.4 million during the three months ended April 30, 2008 were primarily due to the abandonment of two additional leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Targeted Reductions for Fiscal 2010

For fiscal 2010, as part of our planning process, we targeted $35.0 million of reductions (inclusive of beneficial foreign currency movements) to our prior year base operating expenses in Research and development, Marketing and selling, and General and administration. We identified and put in action a series of programs to reduce costs. Travel has been sharply restricted. We have frozen wages, curtailed hiring, and selectively reduced employee compensation and benefits. We reduced headcount in the first quarter of fiscal 2010.

Overall operating expenses (before Special Charges) were down approximately 1% as benefits from our cost reduction programs and favorable foreign currency movements of approximately $8.9 million were offset by costs associated with the operations of Flomerics and prior year annual salary increases, which were not in effect in the first half of fiscal 2009. We expect trended cost savings to be more apparent in the second half of fiscal 2010 as costs associated with Flomerics’ operations and salary increases become comparative on a quarterly basis.

We have operations in foreign jurisdictions where the U.S. dollar has strengthened relative to the prior year. Our planned cost savings assume continued strength of the U.S. dollar relative to those currencies in most foreign jurisdictions compared to fiscal 2009 levels.

We did not recognize meaningful savings from actions taken in the first quarter of fiscal 2010 associated with Special charges due to the timing of employee rebalances. The benefit from actions taken this quarter is expected to occur in the remainder of fiscal 2010 in the form of employee expense reductions.

Our targeted cost reductions for fiscal 2010 do not contemplate an increase in costs resulting from potential acquisitions which we may or may not successfully complete in fiscal 2010.

Other Income, Net

Three months ended April 30,	2009	Change	2008
Interest income	$404	(74%)	$1,563
Gain (loss) on hedge ineffectiveness	(2)	(109%)	23
Foreign currency exchange gain (loss)	(79)	(107%)	1,184
Impairment of cost-basis investment	(113)	—	—
Equity in losses of unconsolidated entities	(324)	(93%)	(168)
Other, net	212	193%	(227)

Other income, net	$98	(96%)	$2,375

The decline in interest income for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 was primarily due to the decrease of interest earned on our cash, cash equivalents, and short-term investments of approximately $0.7 million resulting from a decline in our cash held in interest bearing accounts and a decline in the interest rates received on interest bearing accounts.

The decrease in foreign currency exchange gain (loss) for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 was primarily due to favorable movements of exchange rates on foreign exchange contracts relating to certain short-term balance sheet positions in Europe during the three months ended April 30, 2008.

Interest Expense

Three months ended April 30,	2009	Change	2008
Interest expense	$4,151	(13%)	$4,755

The decrease in interest expense for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 was primarily due to the decrease in interest expense for the time value of foreign currency contracts of approximately $0.4 million as a result of declines in foreign exchange contract rates.

The results for both periods presented reflect the application of FSP APB 14-1 to our convertible debt.

Provision for Income Taxes

Three months ended April 30,	2009	Change	2008
Income tax expense (benefit)	$2,757	137%	$(7,549)

We recorded income tax expense of $2.8 million for the three months ended April 30, 2009 and income tax benefit of $7.5 million for the three months ended April 30, 2008. Generally, the provision for income taxes is the result of the mix of profit and loss earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter.

We expect to incur tax expense for the year ending January, 31, 2010, even though we project a loss on our income statement for the full fiscal year. This is primarily because we expect to record a net profit from international operations, thereby incurring expense while we anticipate losses in the U.S. Any tax benefit in the U.S. will generally be offset by an increase in the valuation allowance on U.S. deferred tax assets. This inability to utilize the benefit of our U.S. losses is the primary reason for our expected negative tax rate for fiscal 2010. For the three months ended April 30, 2009, our effective tax rate was (27)% after considering discrete items totaling $2.0 million of tax benefit. Our effective tax rate for the three months ended April 30, 2009 without discrete items was (47)%. For fiscal 2010, we project a (48)% effective tax rate, with the inclusion of discrete items. This differs from tax computed at the U.S. federal statutory rate primarily due to:

•	Projected U.S. losses for which no tax benefit will be recognized;

•	Withholding taxes in certain foreign jurisdictions;

•	Increases in foreign tax reserves; and

•	Non-deductible employee stock purchase plan compensation expense.

These differences are partially offset by:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	The application of tax incentives for research and development in certain jurisdictions.

Our current projected tax rate for fiscal 2010 could change significantly if actual results differ from our current outlook-based projections.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

Under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. SFAS 109 provides for the recognition of deferred tax assets without a valuation allowance if realization of such assets is more likely than not. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Consistent with prior years, we recorded valuation allowances in fiscal 2009 and expect to continue to record valuation allowances in fiscal 2010 against the portion of those net deferred tax assets for which realization is uncertain. Valuation allowances relating to non-U.S. taxing jurisdictions were based on historical earnings patterns, which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Further, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, and 2004 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146.6 million of additional taxable income. The adjustments primarily concern transfer-pricing arrangements related to intellectual property rights acquired in acquisitions that were transferred to a foreign subsidiary. Although we continue to contest the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The settlement is generally consistent with our reserve posture, and due to our valuation allowance position in the U.S., we do not expect any significant financial statement impact once this matter is effectively settled. The statute of limitations remains open for years on and after 2004 in Ireland and Japan.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. For the three months ended April 30, 2009, we reflected a $6.5 million reduction in reserves for potential tax liabilities principally due to the expiration of the statute of limitations in certain jurisdictions, with $2.6 million of that reduction included as a discrete item of tax benefit in the quarter. We expect to record additional reserves in future periods with respect to tax positions taken for the current year. It is reasonably possible that unrecognized tax positions may decrease by up to $20.0 million due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A significant portion of reserves, which are expected to settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Certain reductions in our reserves may require cash payments. Income tax-related interest and penalties were $0.3 million for the three months ended April 30, 2009.

Effects of Foreign Currency Fluctuations

We generated nearly two-thirds of our revenues and approximately one-third of our expenses outside of the U.S. during the three months ended April 30, 2009 and 2008. For the three months ended April 30, 2009, approximately one-third of European revenues were subject to exchange rate fluctuations as they were booked in local currencies (euro and British pounds) compared to approximately one-fourth of European revenues for the three months ended April 30, 2008. All other European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies (euro and British pounds) causing an overall short position in the euro and the British pound to the extent our expenses in those currencies exceed our revenues in those currencies. We therefore enter into foreign currency forward and option contracts to partially offset these exposures. Any gain or loss on these contracts is classified as operating expense when the hedged transaction occurs. The strength of the U.S. dollar for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 resulted in approximately $4.1 million of operating expense savings associated with these currencies (euro and British pounds), net of hedge contract losses of approximately $2.0 million in the current period.

For the three months ended April 30, 2009, all Japanese revenues were subject to exchange rate fluctuations compared to approximately two-thirds of Japanese revenues for the three months ended April 30, 2008. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. We enter into foreign currency forward and option contracts to partially offset this exposure. Any gain or loss on these contracts is classified as product revenue when the hedged transaction occurs. The strength of the U.S. dollar for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 resulted in approximately $0.3 million of incremental revenue associated with the Japanese yen, net of hedge contract losses of approximately $1.7 million in the current period. We experienced a favorable currency movement in operating expenses in the Japanese yen of approximately $0.8 million for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

Exposures are aggregated on a consolidated basis to take advantage of natural offsets, however, substantial exposure remains. For balance sheet exposures we enter into short-term foreign currency forward contracts to protect against currency exchange risk associated with existing assets and liabilities. For cash flow exposures, we enter into short-term foreign currency forward and option contracts to partially offset anticipated exposures. We generally enter into option contracts at contract strike rates that are different than current market rates. As a result, any unfavorable currency movements below the strike rates will not be offset by the foreign currency option contract and could negatively affect operating results. These contracts address anticipated future cash flows for periods up to one year and do not hedge 100% of the potential exposures related to these currencies. As a result, the effects of currency fluctuations could have a substantial effect on our overall results of operations.

We incur operating expenses in foreign currencies other than the euro, British pound and Japanese yen, for which natural revenue offsets are not available and the cash flows are not hedged. Expenses in these jurisdictions are exposed to foreign currency variances which affect our operating results. The strength of the U.S. dollar for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 resulted in approximately $5.6 million of operating expense savings associated with these non-hedged currencies in the current period.

Foreign currency translation adjustment, a component of Accumulated other comprehensive income reported in the Stockholders’ equity section of our Condensed Consolidated Balance Sheets, was $18.7 million as of April 30, 2009 compared to $18.9 million as of January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.

As of April 30, 2009, we had cash and cash equivalents of $78.8 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we have significant balances in operating accounts that are with individual third-party financial institutions, which may exceed the Federal Deposit Insurance Corporation insurance limits or other regulatory insurance program limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

We anticipate that the following will be sufficient to meet our working capital needs on a short-term (twelve months or less) and long-term basis (more than twelve months):

•	Current cash balances;

•	Anticipated cash flows from operating activities, including the effects of selling and financing customer term receivables;

•	Amounts available under existing revolving credit facilities; and

•

Other available financing sources, such as the issuance of debt or equity securities, although the capital markets have been volatile and we cannot assure you that we will be able to raise debt or equity capital on acceptable terms.

Three months ended April 30,	2009	2008
Cash provided by (used in) operating activities	$(970)	$44,959
Cash used in investing activities	$(4,723)	$(35,676)
Cash used in financing activities	$(8,794)	$(3,812)

Operating Activities

Cash flows from operating activities consist of net loss, adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. As a result of the current global economic downturn, our customers may not be able to make future payments as scheduled or may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of current economic conditions or otherwise could have a material adverse effect on our financial condition. To address these concerns, we are monitoring our accounts receivable portfolio for customers with low or declining credit ratings and have increased our collection efforts over the last year.

Trade Accounts and Term Receivables

As of	April 30, 2009	January 31, 2009
Trade accounts receivable, net	$252,048	$272,852
Term receivables, long-term	$152,893	$146,682
Average days sales outstanding in short-term receivable	117 days	101 days
Average days sales outstanding in Trade accounts receivable, net	51 days	50 days

The increase in the average days sales outstanding in Trade accounts receivable, net for the three months ended April 30, 2009 compared to the three months ended January 31, 2009 was due to the decrease in revenue. The decrease in Trade accounts receivable, net for the three months ended April 30, 2009 compared to the three months ended January 31, 2009 was due to decreased billings and improved collections.

Excluding the current portion of term receivables of $142.6 million, average days sales outstanding were 51 as of April 30, 2009. Excluding the current portion of term receivables of $139.1 million, average days sales outstanding were 50 as of January 31, 2009.

The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services, although the impact of current economic conditions on our customers could affect this performance. The increase in total term receivables from $285.8 million as of January 31, 2009 to $295.5 million as of April 30, 2009 was primarily due to the timing of billings during the three months ended April 30, 2009 compared to the three months ended January 31, 2009.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. For the three months ended April 30, 2009, we sold trade receivables of $4.9 million and term receivables of $9.5 million for net proceeds of $13.3 million. For the three months ended April 30, 2008, we sold trade receivables of $13.1 million and term receivables of $11.2 million for net proceeds of $23.3 million. We have not set a target for the sale of accounts receivable for the remainder of fiscal 2010.

Accrued Payroll and Related Liabilities

As of	April 30, 2009	January 31, 2009
Accrued payroll and related liabilities	$54,991	$65,687

The decrease in Accrued payroll and related liabilities is primarily due to payments made during the first quarter (as is typical) on year-end bonus accruals of approximately $8.0 million and commission accruals of approximately $4.0 million. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in bonus accruals at year end which result from a year-to-date true-up of amounts based on the full year achievement of results.

Investing Activities

Excluding short-term investments, cash used in investing activities for the three months ended April 30, 2009 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment decreased to $4.6 million for the three months ended April 30, 2009 compared to $9.0 million for the three months ended April 30, 2008. The expenditures for property, plant, and equipment for the three months ended April 30, 2009 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2010 to be approximately $30.0 million.

We plan to finance our continued investments in business acquisitions and property, plant, and equipment using cash on hand, cash generated from operating activities, and borrowings under the revolving credit facility.

Financing Activities

For the three months ended April 30, 2009, cash used in financing activities consisted primarily of:

•	$6.6 million primarily for the remittance of previously factored receivables to the appropriate financial institutions; and

•	$2.1 million for the repurchase of notes payable.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

In March 2006, we issued $200.0 million of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25%

Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 thousand shares as of April 30, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 thousand principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 thousand or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1 thousand, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the three months ended April 30, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165.0 million remains outstanding.

Floating Rate Debentures due 2023

In August 2003, we issued $110.0 million of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 2.97% for the three months ended April 30, 2009. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,443 thousand shares as of April 30, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the three months ended April 30, 2009, we repurchased, on the open market, and retired Floating Rate Debentures with a principal balance of $2.3 million at a discount. As a result, a principal amount of $33.8 million is outstanding as of April 30, 2009.

Revolving Credit Facility

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years to June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120.0 million to $140.0 million and retained an option to increase it by an additional $10.0 million in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15.0 million, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6% or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as: (i) the higher of the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $77 thousand for the three months ended April 30, 2009 compared to $75 thousand for the three months ended April 30, 2008. This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of sum of cash and cash equivalents, short-term investment, and net current receivables to total current liabilities) shall not be less than 0.85;

•

Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement, which establishes a fixed level of required tangible net worth, and then increases that required level each quarter by 70% of any positive net income in the quarter (but in the aggregate no more than 70% of positive net income for any full fiscal year), 100% of the amortization of intangible assets in the quarter, and 100% of certain stock issuance proceeds, which increases are offset by certain amounts of acquired intangible assets;

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

We were in compliance with all financial covenants as of April 30, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility. The declaration of an event of default could have a material adverse effect on our financial condition. We could also find it difficult to obtain other bank lines or credit facilities on comparable terms.

We did not borrow any amounts under the revolving credit facility during the three months ended April 30, 2009. As of April 30, 2009, we had an outstanding balance borrowed under the facility of $20.0 million. The interest rate as of April 30, 2009 was 3.85%.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2010

We expect revenues for the second quarter of fiscal 2010 to be approximately $165.0 million, with a net loss per share for the same period of approximately $(0.41).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All numerical references in tables are in thousands, except interest rates and contract rates

Interest Rate Risk

We are exposed to interest rate risk primarily through our investment portfolio, short-term borrowings, and long-term notes payable. We do not hold or issue derivative financial instruments for speculative or trading purposes.

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2009. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$44,215	0.26%
Short-term investments – fixed rate	6	6.73%

Total fixed rate interest bearing instruments	$44,221	0.26%

We had convertible subordinated debentures with a principal balance of $165.0 million outstanding with a fixed interest rate of 6.25% as of April 30, 2009. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures with a principal balance of $33.8 million outstanding with a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65% as of April 30, 2009. For variable interest rate debt, interest rate changes generally do not affect the fair market value but do affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.3 million.

As of April 30, 2009, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. As of April 30, 2009, we had an outstanding balance of $20.0 million. The interest rate as of April 30, 2009 was 3.85%.

Including the $20.0 million outstanding under the revolving credit facility, we had short-term borrowings of $24.1 million outstanding as of April 30, 2009 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.2 million.

Foreign Currency Risk

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term, foreign currency forward and option contracts of not more than a year. We enter into contracts with counterparties who are major financial institutions, as such we do not expect material losses as a result of defaults by our counterparties. We do not hold or issue derivative financial instruments for speculative or trading purposes.

We enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third-parties at future dates with fixed exchange rates.

The following table provides volume information about our foreign currency option program. The information provided is in U.S. dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These option contracts mature within the next twelve months.

As of	April 30, 2009		January 31, 2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Option Contracts:
Euro	$101,070	0.67	$97,475	0.66
Japanese yen	66,714	108.84	60,837	110.68
British pound	30,601	0.56	31,032	0.52

Total option contracts	$198,385		$189,344

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows. Our practice is to hedge a majority of our existing material foreign currency transaction exposures, which generally represent the excess of expected euro and British pound expenses over expected euro and British pound denominated revenues, and the excess of Japanese yen denominated revenue over expected Japanese yen expenses. We also enter into foreign currency forward contracts to protect against currency exchange risk associated with existing assets and liabilities.

The following table provides volume information about our foreign currency forward program. The information provided is in U. S. dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of	April 30, 2009		January 31, 2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$62,278	97.46	$45,300	94.46
Euro	51,877	0.77	56,081	0.75
British pound	27,815	0.68	13,696	0.65
Swedish krona	13,388	8.32	7,345	8.18
Taiwan dollar	9,169	33.72	7,221	33.37
Indian rupee	7,688	49.63	8,852	48.80
Korean won	7,351	1,325.10	1,494	1,376.00
Swiss franc	3,079	1.15	3,128	1.12
Canadian dollar	2,872	1.21	4,152	1.25
Danish krone	2,288	5.66	2,685	5.61
Israeli shekels	1,946	4.18	1,645	3.82
Hungarian forints	1,682	223.59	216	211.80
Russian rubles	1,111	33.87	1,032	34.85
Other	1,516	—	2,147	—

Total forward contracts	$194,060		$154,994

Item 4.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The forward-looking statements contained under “Outlook for Fiscal 2010” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2010,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States (U.S.) and international economies may harm our business.

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The global economy continues in recession, with extraordinary volatility, with uncertainty in the credit markets and banking systems, reduced corporate profits and capital spending, and significant job losses. A number of our customers are also experiencing liquidity concerns, business insolvencies, and bankruptcies. For example, the semiconductor manufacturing sector has experienced a number of bankruptcies and a number of our competitors have reported significant revenue and profit declines. This volatility and uncertainty about future economic conditions could adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. Consulting spending, which tends to be more discretionary than software and services spending, could be particularly vulnerable to continued economic weakness in our customers’ business. We cannot predict the duration of the global economic downturn or subsequent recovery.

Customer payment defaults or related issues could adversely affect our financial condition and results of operations.

We have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we may take legal action to recover amounts owed if warranted. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses, particularly in the current troubled economic environment. Though we have not, to date, experienced a material level of defaults or renegotiated a material level of pre-existing contractual commitments, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations. These risks may be exacerbated by the current global economic downturn because our revenue forecasts assume: (i) customers whose payments are recognized as revenue only when paid will make future payments as scheduled and (ii) customers whose credit ratings and financial circumstances have deteriorated since we originally booked contracts with them will make future payments as scheduled.

Our forecasts of our revenues and earnings outlook may be inaccurate.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable transaction terms.

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses and products purchased by our customers.

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If our planned contract renewals are delayed or the average size of renewed contracts do not increase as we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price.

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

We generate nearly two-thirds of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates could have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights. Our cost savings efforts for fiscal 2010 depend on continued strength of the U.S. dollar compared to fiscal 2009 levels, particularly relative to the currencies other than those we hedge (the euro, British pound, and Japanese yen).

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

We may be required to record impairment charges on our goodwill and other intangible assets.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the carrying value of a reporting unit exceeds its estimated fair value. Long-lived assets and amortizable intangible assets are tested for impairment when events or circumstances arise indicating that their carrying value may not be recoverable. An impairment charge is only deemed to have occurred if the sum of the forecasted undiscounted net cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As of April 30, 2009, we had a goodwill balance of $442 million and intangible assets of $34 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment or events or circumstances that would require us to test for impairment. Any impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization below the carrying value of our reporting units would result in the need for us to test for impairment if we determine that the decline is sustained. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our share price and market capitalization will not result in an impairment of goodwill and the recognition of a material impairment charge in future periods, which could have a material adverse effect on our financial condition and results of operations.

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

Customer payment defaults could adversely affect our timing of revenue recognition.

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

As a result of the current global economic downturn, our customers may not be able to make future payments as scheduled or may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, our favorable collection experience may not continue and material payment defaults by our customers as a result of current economic conditions or otherwise could have a material adverse effect on our financial condition, results of operations, and cash flow.

During the quarter ended April 30, 2009, two customers accounted for a significant portion of our revenues.

During the quarter ended April 30, 2009, two of our customers accounted for approximately 25% of our total revenues. We expect that these two customers will continue to represent a significant portion of our revenue in the future. If either of these two customers defaults, declares bankruptcy, or otherwise fails to pay amounts owed, it could have a material adverse effect on our financial condition and results of operations.

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

Any armed conflict entered into by the U.S. could have an adverse impact on our revenues and our ability to deliver products to our customers. Political and economic instability in some regions of the world may also result in an armed conflict and could negatively impact our business. We currently have operations in Pakistan, Egypt, India, and Israel, countries that may be particularly susceptible to this risk. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on us.

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

As of April 30, 2009, we had $216.2 million of outstanding indebtedness, which includes $33.8 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $152.7 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $29.7 million in short-term borrowings. This level of indebtedness among other things could:

•	Make it difficult for us to satisfy our payment obligations on our debt;

•

Make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions, or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Reduce funds available for use in our operations;

•	Make us more vulnerable in the event of a downturn in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Floating Rate Debentures and 6.25% Debentures; and

•	Place us at a competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

Item 6.	Exhibits

10.1	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on or after December 11, 2008 to executive officers under our stock option plans.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2009	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer