Form 10-Q
period 2009-07-31
MENTOR GRAPHICS CORP
filed 2009-09-04
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Number of shares of common stock, no par value, outstanding as of September 4, 2009: 98,146,343

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended July 31,	2009	2008
In thousands, except per share data		As Adjusted (Note 3)
Revenues:
System and software	$103,884	$95,830
Service and support	78,737	86,574

Total revenues	182,621	182,404

Cost of revenues:
System and software	9,511	4,356
Service and support	20,518	24,030
Amortization of purchased technology	2,928	1,992

Total cost of revenues	32,957	30,378

Gross margin	149,664	152,026

Operating expenses:
Research and development	60,843	64,251
Marketing and selling	71,430	72,799
General and administration	21,730	24,099
Other general expense (income), net	68	(273)
Amortization of intangible assets	2,888	2,537
Special charges	4,202	3,235
In-process research and development	—	15,285

Total operating expenses	161,161	181,933

Operating loss	(11,497)	(29,907)
Other income (expense), net	(356)	717
Interest expense	(4,723)	(4,404)

Loss before income tax	(16,576)	(33,594)
Income tax expense (benefit)	4,690	(15,796)

Net loss	$(21,266)	$(17,798)

Net loss per share:
Basic	$(0.22)	$(0.19)

Diluted	$(0.22)	$(0.19)

Weighted average number of shares outstanding:
Basic	94,853	91,352

Diluted	94,853	91,352

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six months ended July 31,	2009	2008
In thousands, except per share data		As Adjusted (Note 3)
Revenues:
System and software	$219,302	$192,673
Service and support	157,094	168,938

Total revenues	376,396	361,611

Cost of revenues:
System and software	14,400	9,638
Service and support	41,721	49,372
Amortization of purchased technology	5,876	5,230

Total cost of revenues	61,997	64,240

Gross margin	314,399	297,371

Operating expenses:
Research and development	123,134	128,633
Marketing and selling	148,031	149,447
General and administration	44,766	47,160
Other general expense (income), net	456	(437)
Amortization of intangible assets	5,758	4,970
Special charges	9,897	12,885
In-process research and development	—	15,285

Total operating expenses	332,042	357,943

Operating loss	(17,643)	(60,572)
Other income (expense), net	(258)	3,092
Interest expense	(8,874)	(9,159)

Loss before income tax	(26,775)	(66,639)
Income tax expense (benefit)	7,447	(23,345)

Net loss	$(34,222)	$(43,294)

Net loss per share:
Basic	$(0.36)	$(0.48)

Diluted	$(0.36)	$(0.48)

Weighted average number of shares outstanding:
Basic	94,514	91,054

Diluted	94,514	91,054

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	July 31, 2009	January 31, 2009
In thousands		As Adjusted (Note 3)
Assets
Current assets:
Cash and cash equivalents	$76,077	$93,642
Short-term investments	6	1,997
Trade accounts receivable, net of allowance for doubtful accounts of $5,504 as of July 31, 2009 and $5,515 as of January 31, 2009	259,663	272,852
Other receivables	10,505	12,086
Inventory	4,086	11,074
Prepaid expenses and other	17,314	15,986
Deferred income taxes	8,442	10,163

Total current assets	376,093	417,800
Property, plant, and equipment, net of accumulated depreciation of $242,509 as of July 31, 2009 and $228,473 as of January 31, 2009	97,063	100,991
Term receivables, long-term	142,132	146,682
Goodwill	446,841	441,221
Intangible assets, net of accumulated amortization of $123,801 as of July 31, 2009 and $112,167 as of January 31, 2009	29,237	39,735
Deferred income taxes	22,378	22,845
Other assets	15,266	16,796

Total assets	$1,129,010	$1,186,070

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,269	$36,998
Accounts payable	9,071	10,197
Income taxes payable	6,082	5,340
Accrued payroll and related liabilities	58,232	65,687
Accrued liabilities	37,786	46,034
Deferred revenue	145,097	155,098

Total current liabilities	267,537	319,354
Notes payable	185,693	188,170
Deferred revenue, long-term	12,730	16,890
Income tax liability	53,980	59,078
Other long-term liabilities	15,050	16,133

Total liabilities	534,990	599,625

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 96,201 shares issued and outstanding as of July 31, 2009 and 94,126 shares issued and outstanding as of January 31, 2009	625,417	602,064
Accumulated deficit	(61,075)	(26,853)
Accumulated other comprehensive income	29,678	11,234

Total stockholders’ equity	594,020	586,445

Total liabilities and stockholders’ equity	$1,129,010	$1,186,070

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended July 31,	2009	2008
In thousands		As Adjusted (Note 3)
Operating Cash Flows:
Net loss	$(34,222)	$(43,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	16,256	15,447
Amortization	14,518	12,729
Write-off of debt issuance costs	26	—
Impairment of cost-method investments	113	—
Equity in losses of unconsolidated entities	568	643
Gain on debt extinguishment	(380)	—
Stock-based compensation	15,267	14,135
Deferred income taxes	1,634	(2,229)
Changes in other long-term liabilities	(2,278)	304
In-process research and development	—	15,285
Loss on disposal of property, plant, and equipment, net	190	101
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	30,516	103,956
Prepaid expenses and other	21,982	(5,136)
Term receivables, long-term	12,037	16,079
Accounts payable and accrued liabilities	(27,821)	(35,885)
Income taxes receivable and payable	(8,122)	(29,586)
Deferred revenue	(21,071)	(19,412)

Net cash provided by operating activities	19,213	43,137

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	1,990	16,236
Purchases of short-term investments	—	(19,310)
Increase in restricted cash	—	(5,910)
Purchases of property, plant, and equipment, net	(10,968)	(19,773)
Acquisitions of businesses and equity interests, net of cash acquired	(7,099)	(48,786)

Net cash used in investing activities	(16,077)	(77,543)

Financing Cash Flows:
Proceeds from issuance of common stock	8,890	14,362
Tax benefit from share options exercised	—	25
Net decrease in short-term borrowings	(5,394)	(7,472)
Debt issuance costs	(149)	—
Repayments of notes payable and revolving credit facility	(23,450)	—

Net cash provided by (used in) financing activities	(20,103)	6,915

Effect of exchange rate changes on cash and cash equivalents	(598)	238

Net change in cash and cash equivalents	(17,565)	(27,253)
Cash and cash equivalents at the beginning of the period	93,642	117,926

Cash and cash equivalents at the end of the period	$76,077	$90,673

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

All numerical references are in thousands, except for percentages, per share data, and number of employees.

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

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 9. “Commitments and Contingencies.”

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

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation hardware system sales where the software is incidental to the hardware is generally recognized upon delivery.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $3,617 for the three months ended July 31, 2009 and $7,639 for the six months ended July 31, 2009 compared to $4,257 for the three months ended July 31, 2008 and $8,928 for the six months ended July 31, 2008.

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

2. Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. With respect to emulation hardware systems, we transfer title to the customer upon shipment. We offer non-essential installation services for emulation hardware system sales or the customer may elect to perform the installation without assistance from us. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.

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

(3)	Change in Accounting—During the first quarter of fiscal 2010, we adopted the provisions of Financial Accounting Standards Board Staff Position (FSP) Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the implied liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. Prior to the adoption of FSP APB 14-1, we carried the liability of the 6.25% Debentures at its principal value and only the contractual interest expense was recognized in our Condensed Consolidated Statements of Operations. FSP APB 14-1 requires retrospective application to all prior periods for which the 6.25% Debentures were outstanding prior to the date of adoption.

Upon adoption of FSP APB 14-1 and effective as of the issuance date of the 6.25% Debentures, we recorded $23,976 of the principal amount to equity, representing a debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.60% at the time of issuance and the coupon rate of the 6.25% Debentures. This debt discount is amortized as interest expense over the expected term using the effective interest method. In addition, we allocated $764 of the issuance costs to the equity component of the 6.25% Debentures and the remaining $5,606 of the issuance costs to the liability component of the 6.25% Debentures. The issuance costs were allocated pro rata based on their initial carrying amounts.

The impact of FSP APB 14-1 to Interest expense, Loss before income tax, Net loss, and Basic and diluted net loss per share for the three and six months ended July 31, 2008 represents the amortization of the debt discount and adjustment of the previously recorded amortization of the issuance costs. The adjustments to the Condensed Consolidated Balance Sheet as of January 31, 2009 reflect adjustments of:

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

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2008 is as follows:

	Three months ended July 31, 2008			Six months ended July 31, 2008
	As Originally Reported	Impact of Accounting Change for FSP APB 14-1	As Amended	As Originally Reported	Impact of Accounting Change for FSP APB 14-1	As Amended
Operating loss	$(29,907)	$—	$(29,907)	$(60,572)	$—	$(60,572)
Other income, net	717	—	717	3,092	—	3,092
Interest expense	(3,798)	(606)	(4,404)	(7,960)	(1,199)	(9,159)

Loss before income tax	(32,988)	(606)	(33,594)	(65,440)	(1,199)	(66,639)
Income tax benefit	(15,796)	—	(15,796)	(23,345)	—	(23,345)

Net loss	$(17,192)	$(606)	$(17,798)	$(42,095)	$(1,199)	$(43,294)

Basic and diluted net loss per share	$(0.19)	$—	$(0.19)	$(0.46)	$(0.02)	$(0.48)

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Balance Sheet as of January 31, 2009 is as follows:

	As of January 31, 2009
	As Previously Reported	Impact of Accounting Change for FSP APB 14-1	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$93,642	$—	$93,642
Short-term investments	1,997	—	1,997
Trade accounts receivable, net	272,852	—	272,852
Other receivables	12,086	—	12,086
Inventory	11,074	—	11,074
Prepaid expenses and other	16,076	(90)	15,986
Deferred income taxes	10,163	—	10,163

Total current assets	417,890	(90)	417,800
Property, plant, and equipment, net	100,991	—	100,991
Term receivables, long-term	146,682	—	146,682
Goodwill	441,221	—	441,221
Intangible assets, net	39,735	—	39,735
Deferred income taxes	22,845	—	22,845
Other assets	17,073	(277)	16,796

Total assets	$1,186,437	$(367)	$1,186,070

Liabilities and Stockholder’s Equity
Total current liabilities	$319,354	$—	$319,354
Notes payable	201,102	(12,932)	188,170
Deferred revenue, long-term	16,890	—	16,890
Income tax liability	59,078	—	59,078
Other long-term liabilities	16,133	—	16,133

Total liabilities	612,557	(12,932)	599,625

Stockholders’ equity:
Common stock	580,298	21,766	602,064
Accumulated deficit	(17,652)	(9,201)	(26,853)
Accumulated other comprehensive income	11,234	—	11,234

Total stockholders’ equity	573,880	12,565	586,445

Total liabilities and stockholders’ equity	$1,186,437	$(367)	$1,186,070

The impact of the adoption of FSP APB 14-1 on the Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2008 is as follows:

	Six months ended July 31, 2008
	As Originally Reported	Impact of Accounting Change for
		FSP APB 14-1	Other	As Amended
Operating Cash Flows:
Net loss	$(42,095)	$(1,199)	$—	$(43,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	15,447	—	—	15,447
Amortization	11,530	1,199	—	12,729
Equity in losses of unconsolidated entities	643	—	—	643
Stock-based compensation	14,135	—	—	14,135
Deferred income taxes	(2,229)	—	—	(2,229)
Changes in other long-term liabilities	374	—	(70)	304
In-process research and development	15,285	—	—	15,285
Loss on disposal of property, plant, and equipment, net	101	—	—	101
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	103,956	—	—	103,956
Prepaid expenses and other	(5,136)	—	—	(5,136)
Term receivables, long-term	16,079	—	—	16,079
Accounts payable and accrued liabilities	(35,955)	—	70	(35,885)
Income taxes receivable and payable	(29,586)	—	—	(29,586)
Deferred revenue	(19,412)	—	—	(19,412)

Net cash provided by operating activities	43,137	—	—	43,137

Investing Cash Flows:
Net cash used in investing activities	(77,543)	—	—	(77,543)

Financing Cash Flows:
Net cash provided by financing activities	6,915	—	—	6,915

Effect of exchange rate changes on cash and cash equivalents	238	—	—	238

Net change in cash and cash equivalents	(27,253)	—	—	(27,253)
Cash and cash equivalents at the beginning of the period	117,926	—	—	117,926

Cash and cash equivalents at the end of the period	$90,673	$—	$—	$90,673

(4)	Fair Value Measurement—On a quarterly basis, we measure derivative instruments at fair value. Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. SFAS 157 classifies these two types of inputs into the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets required to be carried at fair value on a recurring basis as of July 31, 2009:

	Fair Value as of July 31, 2009	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$3,422	$—	$3,422	$—

We use an income approach to determine the fair value of our foreign currency exchange contracts. For foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our Condensed Consolidated Statement of Operations. For foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income, net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 6. “Derivative Instruments and Hedging Activities.”

The carrying amounts of Cash equivalents, Short-term investments, Trade accounts receivable, net, Term receivables, Short-term borrowings, Accounts payable, and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign currency exchange contracts based on quoted market prices. The fair value of Notes payable was $176,795 as of July 31, 2009 and $134,549 as of January 31, 2009 compared to the carrying value of $185,693 as of July 31, 2009 and $188,170 as of January 31, 2009. We based the fair value of Notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities.

(5)	Business Combinations—During the three and six months ended July 31, 2009, we acquired two privately held companies, which were not material individually or in the aggregate. Both of these acquisitions included an upfront payment that was treated as consideration for the business combination. In addition, each acquisition calls for potential future payments, which were not considered contingent consideration and will be expensed as incurred if and when specific milestones are achieved.

The separate results of operations for the acquisitions during the three and six months ended July 31, 2009 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly proforma financial statements of the combined entities have been omitted.

In May 2008, our board of directors announced a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics Group, PLC (Flomerics), a publicly traded company headquartered in Surrey, United Kingdom. Flomerics is a market leader in the computer simulation of mechanical engineering design processes including heat transfer and fluid flow simulation. On July 9, 2008, we obtained greater than 50% of the then outstanding ordinary shares of Flomerics and we began including Flomerics in our results of operations. As of January 31, 2009, we had acquired all of the outstanding or to be outstanding, ordinary shares of Flomerics. We have integrated Flomerics into our Mechanical Analysis Division.

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

During the three months ended July 31, 2008, we also acquired a privately held company, which was not material. This acquisition included an upfront payment that was treated as consideration for the business combination.

The separate results of operations for the acquisitions during the three and six months ended July 31, 2008 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly proforma financial statements of the combined entities have been omitted.

(6)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures that do not currently have natural offsets are the Japanese yen, where we are in a long position, and the euro and the British pound, where we are in a short position. Most large European revenue contracts are denominated and paid to us in the U.S. dollar while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of a year or less which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs. During the six months ended July 31, 2009, we entered into fifteen new foreign currency option contracts, with a total gross notional value of $81,492 and eighty-three new foreign currency forward contracts, with a total gross notional value of $359,046.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge under the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income (expense), net in the Condensed Consolidated Statement of Operations. We noted no such instance during the six months ended July 31, 2009 or 2008.

Effective February 1, 2009, we adopted the disclosure requirement of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to Statement No. 133” (SFAS 161). In accordance with SFAS 161, the fair values and balance sheet presentation of our derivative instruments as of July 31, 2009 are summarized as follows:

	As of July 31, 2009
	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as SFAS 133 hedging instruments
Cash flow forwards	Other receivables	$2,341	$—
Derivatives not designated as SFAS 133 hedging instruments
Non-designated forwards	Other receivables	1,607	(526)

Total derivatives		$3,948	$(526)

We had foreign currency exchange contracts outstanding with a gross notional value of $324,907 as of July 31, 2009. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

By using derivative instruments, we subject ourselves to credit risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally when the fair value of our derivative contracts is in a net asset position, the counterparty owes us, thus creating a receivable risk for us. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

In accordance with SFAS 161, the pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the six months ended July 31, 2009 is as follows:

Derivatives Designated as SFAS 133 Hedging Instruments	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$5,674	Revenues	$(1,597)	Other income (expense), net	$144
		Operating expenses	(400)
Cash flow options	13	Revenues	(164)	Other income (expense), net	(5)
		Operating expenses	(561)

Total	$5,687		$(2,722)		$139

Included in the gain on cash flow forwards of $144 recognized in Other income (expense), net was a gain of $141 related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income as of July 31, 2009 of $1,410, after tax effect, represents a net unrealized gain on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income for the six months ended July 31, 2009 is as follows:

Derivatives Not Designated as SFAS 133 Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other income (expense), net	$6,154

(7)	Short-Term Borrowings—In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15,000, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $107 for the three months ended July 31, 2009 and $184 for the six months ended July 31, 2009 compared to $83 for the three months ended July 31, 2008 and $158 for the six months ended July 31, 2008. This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 0.85;

•

Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement, which establishes a fixed level of required tangible net worth. Each quarter the required level increases by 70% of any positive net income in the quarter (but in the aggregate no more than 70% of positive net income for any full fiscal year), 100% of the amortization of intangible assets in the quarter, and 100% of certain stock issuance proceeds. The required level also decreases each quarter by certain amounts of acquired intangible assets;

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

We were in compliance with all financial covenants as of July 31, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

During the six months ended July 31, 2009, we did not borrow any amount under the revolving credit facility and we repaid $20,000. We had no borrowings during the six months ended July 31, 2008. As of July 31, 2009, we had no balance outstanding against this revolving credit facility, as compared to an outstanding balance of $20,000 as of January 31, 2009. The interest rate was 3.85% as of July 31, 2009 and 3.25% as of January 31, 2009.

Short-term borrowings of $7,085 as of July 31, 2009 and $12,550 as of January 31, 2009 represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $4,184 as of July 31, 2009 and $4,448 as of January 31, 2009.

(8)	Notes Payable—Notes payable consisted of the following:

	As of
	July 31, 2009	January 31, 2009
6.25% Debentures due 2026	$153,421	$152,068
Floating Rate Debentures due 2023	32,272	36,102

Notes payable	$185,693	$188,170

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of July 31, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the six months ended July 31, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

During the first quarter of fiscal 2010, we adopted FSP APB 14-1, which specifies that issuers of convertible debt that may be settled in cash upon conversion (including partial cash settlement) separately account for the implied liability and equity components of the convertible debt in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 applies to our 6.25% Debentures. FSP APB 14-1 requires retrospective application to all periods. The impact of the adoption of FSP APB 14-1 is further described in Note 3. “Change in Accounting.”

The principal amount, unamortized debt discount and net carrying amount of the liability component as well as the carrying amount of the equity component of the 6.25% Debentures are as follows:

	As of
	July 31, 2009	January 31, 2009
Principal amount	$165,000	$165,000
Unamortized debt discount	(11,579)	(12,932)

Net carrying amount of the liability component	$153,421	$152,068

Equity component	$21,766	$21,766

The remaining unamortized debt discount will be amortized to interest expense using the effective interest method through March 2013.

We recognized the following amounts in interest expense in the Condensed Consolidated Statement of Operations related to the 6.25% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Interest expense at the contractual interest rate	$2,578	$2,578	$5,156	$5,156
Amortization of debt discount	684	628	1,353	1,243

The effective interest rate on the 6.25% Debentures was 8.60% for both the six months ended July 31, 2009 and 2008.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.82% for the six months ended July 31, 2009 and 4.67% for the six months ended July 31, 2008. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,379 shares as of July 31, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2008, we may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the six months ended July 31, 2009, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,830 for a total purchase price of $3,450. As a result, a principal amount of $32,272 remains outstanding as of July 31, 2009. In connection with this purchase, during the six months ended July 31, 2009, we incurred a before tax net gain on the early extinguishment of debt of $354, which included a $380 discount on the repurchased Floating Rate Debentures and a write-off of $26 of a portion of unamortized deferred debt issuance costs.

(9)	Commitments and Contingencies

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

Income Taxes

As of July 31, 2009, we had a liability of $53,980 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The indemnification is generally limited to the amount paid by the customer or a set cap. As of July 31, 2009, we were not aware of any material liabilities arising from these indemnifications.

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

(10)	Accounting for Stock-Based Compensation

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

The 1987 Non-Employee Directors’ Stock Plan provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. There were 7 restricted shares with a fair market value of $36 issued under this plan during the three and six months ended July 31, 2009 and 14 restricted shares with a fair market value of $214 issued under this plan during the three and six months ended July 31, 2008. Options granted under this plan are included in the table below.

As of July 31, 2009, a total of 6,604 shares of common stock were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance as of January 31, 2009	20,597	$13.19
Granted	222	$5.22
Exercised	(5)	$5.51
Forfeited	(99)	$9.85
Expired	(1,365)	$13.06

Balance as of July 31, 2009	19,350	$13.13

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of July 31, 2009, 9,516 shares remain available for future purchase under the ESPPs.

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

We base the expected term of our stock options on historical experience. Using the Black-Scholes option-pricing model, the weighted average grant date fair values are summarized as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Options Granted	$5.36	$6.91	$5.22	$5.67
Restricted Stock Granted	$5.14	$15.29	$5.14	$15.29
ESPP Purchase Rights	$2.88	$4.63	$2.92	$4.55

The calculations used the following assumptions:

	Three months ended July 31,		Six months ended July 31,
Stock Option Plans	2009	2008	2009	2008
Risk-free interest rate	2.9%	3.4%	2.7%	3.1%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.0 - 6.5	5.0 - 6.5	5.0 - 6.5	5.0 - 6.5
Volatility (range)	45 - 50%	45 - 50%	45 - 50%	45 - 50%
Volatility (weighted average)	48%	47%	47%	46%

	Three months ended July 31,		Six months ended July 31,
Employee Stock Purchase Plans	2009	2008	2009	2008
Risk-free interest rate	0.7%	4.6%	1.1%	4.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility (range)	46% - 49%	34% - 45%	44% - 49%	33% - 45%
Volatility (weighted average)	47%	43%	47%	43%

(11)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Net loss	$(21,266)	$(17,798)	$(34,222)	$(43,294)

Weighted average common shares used to calculate basic and diluted net loss per share	94,853	91,352	94,514	91,054

Basic net loss per share	$(0.22)	$(0.19)	$(0.36)	$(0.48)

Diluted net loss per share	$(0.22)	$(0.19)	$(0.36)	$(0.48)

We excluded from the computation of diluted net loss per share options, warrants, and ESPP purchase rights to purchase 22,055 shares of common stock for the three and six months ended July 31, 2009 compared to 18,482 for the three and six months ended July 31, 2008. The options, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

The effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net loss per share. If the Floating Rate Debentures had been dilutive, our diluted net loss would have included additional earnings of $170 for the three months ended July 31, 2009 and $371 for the six months ended July 31, 2009 compared to $283 for the three months ended July 31, 2008 and $585 for the six months ended July 31, 2008 and additional incremental common shares of 1,391 for the three months ended July 31, 2009 and 1,452 for the six months ended July 31, 2009 compared to 1,543 for the three and six months ended July 31, 2008. In accordance with SFAS 128, we assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the effect of the 6.25% Debentures had been dilutive, our diluted net loss would have included additional earnings of $2,108 for the three months ended July 31, 2009 and $4,206 for the six months ended July 31, 2009 compared to $2,073 for the three months ended July 31, 2008 and $4,154 for the six months ended July 31, 2008 and additional incremental shares of 9,182 for the three and six months ended July 31, 2008 and 2009. The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”

(12)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

	Six months ended July 31,
	2009	2008
Net loss	$(34,222)	$(43,294)
Change in unrealized loss on derivative instruments	7,920	1,966
Change in accumulated translation adjustment	10,557	2,322
Change in pension liability under SFAS 158	(33)	—

Comprehensive loss	$(15,778)	$(39,006)

(13)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Employee severance and related costs	$1,599	$730	$5,627	$8,844
Excess leased facility costs	865	1,513	824	2,956
Acquisition costs	270	—	538	—
Other costs	1,468	992	2,908	1,085

Total special charges	$4,202	$3,235	$9,897	$12,885

Special charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis.

Employee severance costs of $5,627 during the six months ended July 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 63% of these costs were paid during the six months ended July 31, 2009. We expect to pay the remainder during the second half of fiscal 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $824 during the six months ended July 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Acquisition costs of $538 during the six months ended July 31, 2009 represent legal and other costs related to acquisitions and potential future acquisitions.

Other special charges for the six months ended July 31, 2009 included costs of $2,350 related to advisory fees, charges of $507 related to a casualty loss, and other charges of $51.

Employee severance costs of $8,844 during the six months ended July 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,956 during the six months ended July 31, 2008 were primarily due to the abandonment of leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges for the six months ended July 31, 2008 included costs of $93 related to the closure of a division, costs of $1,073 related to advisory fees, and other charges of $(81).

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2009:

	Accrued special charges as of January 31, 2009	Charges during the six months ended July 31, 2009	Payments during the six months ended July 31, 2009	Accrued special charges as of July 31, 2009 (1)
Employee severence and related costs	$3,183	$5,627	$(5,310)	$3,500
Excess leased facility costs	4,456	824	(428)	4,852
Acquisition costs	—	538	(414)	124
Other costs	692	2,908	(2,308)	1,292

Total accrued special charges	$8,331	$9,897	$(8,460)	$9,768

(1)	Of the $9,768 total accrued special charges as of July 31, 2009, $2,732 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,036 represented the short-term portion of accrued special charges.

(14)

In-Process Research and Development—We incurred $13,985 of in-process research and development charges during the three months ended July 31, 2008 related to undeveloped technology acquired through a joint development agreement with IBM addressing technological challenges of integrated circuit design at 22 nanometer geometries. We based the value of the charge on the present value of the four year payment obligation as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in our Calibre® product family once development is completed.

Other in-process research and development charges for the three and six months ended July 31, 2008 relate to acquisitions of businesses. See further discussion of these amounts in Note 5. “Business Combinations.”

(15)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Interest income	$251	$1,351	$655	$2,914
Foreign currency exchange gain (loss)	(129)	(73)	(208)	1,111
Other, net	(478)	(561)	(705)	(933)

Other income (expense), net	$(356)	$717	$(258)	$3,092

(16)	Related Party Transactions—Certain members of our board of directors also serve on the board of directors of certain of our customers. We recognized revenue from these customers of $9,216 for the three months ended July 31, 2009 and $17,445 for the six months ended July 31, 2009. These amounts represented 5.0% of our total revenues for the three months ended July 31, 2009 and 4.6% for the six months ended July 31, 2009. We recognized revenue from these customers of $18,048 for the three months ended July 31, 2008 and $26,631 for the six months ended July 31, 2008. These amounts represented 9.9% of our total revenues for the three months ended July 31, 2008 and 7.4% for the six months ended July 31, 2008. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

(17)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

	Six months ended July 31,
	2009	2008
Cash paid, net for:
Interest	$7,471	$7,503
Income taxes	$7,513	$1,938

(18)	Segment Reporting—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. To determine what information to report under SFAS 131, we reviewed our Chief Operating Decision Makers’ (CODM) method of analyzing the operating segments to determine resource allocations and performance assessments. Our CODMs are the Chief Executive Officer and the President.

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

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues:
North America	$88,475	$64,734	$162,939	$136,115
Europe	53,153	58,382	95,663	111,564
Japan	15,293	33,893	49,933	68,434
Pacific Rim	25,700	25,395	67,861	45,498

Total revenues	$182,621	$182,404	$376,396	$361,611

Operating income (loss):
North America	$49,591	$32,195	$90,513	$67,088
Europe	31,804	31,661	52,670	54,099
Japan	6,437	23,832	30,340	48,234
Pacific Rim	16,314	18,596	49,928	32,017
Corporate	(115,643)	(136,191)	(241,094)	(262,010)

Total operating loss	$(11,497)	$(29,907)	$(17,643)	$(60,572)

Income (loss) before income tax:
North America	$45,272	$28,138	$82,181	$59,961
Europe	31,075	32,148	51,879	54,995
Japan	6,423	23,815	30,314	48,220
Pacific Rim	16,297	18,496	49,945	32,195
Corporate	(115,643)	(136,191)	(241,094)	(262,010)

Total loss before income tax	$(16,576)	$(33,594)	$(26,775)	$(66,639)

For the three months ended July 31, 2009, one customer accounted for 15% of our total revenues. For the six months ended July 31, 2009, one customer accounted for 11% of our total revenues. No single customer accounted for 10% or more of total revenues for the three or six months ended July 31, 2008.

	As of
	July 31, 2009	January 31, 2009
Property, plant, and equipment, net:
North America	$72,575	$72,419
Europe	18,369	20,913
Japan	1,509	2,278
Pacific Rim	4,610	5,381

Total property, plant, and equipment	$97,063	$100,991

Goodwill:
North America	$407,942	$403,502
Europe	34,718	33,492
Japan	1,367	1,454
Pacific Rim	2,814	2,773

Total goodwill	$446,841	$441,221

Total assets:
North America	$725,180	$741,244
Europe	290,828	328,153
Japan	84,180	77,286
Pacific Rim	28,822	39,387

Total assets	$1,129,010	$1,186,070

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues:
IC Design to Silicon	$64,399	$53,745	$148,891	$119,488
Functional Verification	48,715	44,819	89,105	86,744
Integrated System Design	41,908	42,818	79,440	78,058
New & Emerging Products	15,522	24,331	35,306	44,690
Services & Other	12,077	16,691	23,654	32,631

Total revenues	$182,621	$182,404	$376,396	$361,611

(19)	Subsequent Events—Effective for the period ended July 31, 2009, we adopted the provisions of SFAS No. 165 “Subsequent Events” and have evaluated subsequent events from August 1, 2009 to our filing date of September 4, 2009.

On August 18, 2009, we acquired all of the outstanding common shares of LogicVision, Inc. (LogicVision), a test and yield learning company in the semiconductor design-for-test sector. Under the terms of the purchase agreement, LogicVision shareholders received 0.2006 of a share of our common stock for each LogicVision common share. As a result of this agreement, we issued 1,903 shares of our common stock to the former common shareholders of LogicVision. Thus, the value of the aggregate consideration given for our acquisition of LogicVision was approximately $14,000, at our closing price on August 18, 2009 of $7.51 per share. The transaction was structured as a stock-for-stock reverse triangular merger whereby a wholly owned subsidiary of ours merged with and into LogicVision, with LogicVision surviving the merger as a wholly owned subsidiary of ours. The acquisition was an investment aimed at extending our product offerings within the EDA industry. The allocation of the purchase price among intangible assets, in-process research and development, and tax deductibility of goodwill has not been determined due to the timing of the acquisition date. The separate results of operations for this acquisition were not material compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All numerical references included in tables are in thousands, except for percentages.

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

We focus on products and design platforms where we have leading market share, thus enabling us to spend more effort to cause adoption of our technology in new applications, especially for new markets in which EDA companies have not participated. We believe this strategy leads to a more diversified product and customer mix than many of our competitors and can help reduce volatility of business, credit risk, and competition, while increasing the potential for growth. System customers make up a much larger percentage of our business than that of most of our EDA competitors.

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which in the aggregate can represent as much as 50% of our system and software revenue, drive the majority of our period-to-period revenue variances. We categorize term licenses where collectibility is not probable and revenue is recognized on a cash basis as ratable license revenues. Additionally, ratable license revenues also include short-term term licenses as well as other term licenses where we provide the customer with rights to unspecified or unreleased future products. For these reasons, the timing, size, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with new contracts and increases in the capacity of existing contracts driving revenue changes to a lesser extent.

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

Known Trends and Uncertainties Impacting Future Results of Operations

In the United States (U.S.) and abroad, market and economic conditions have been unprecedented in the recent past and challenging, with tighter credit conditions, increased market volatility, diminished expectations for the U.S. and global economies, and increased market uncertainty and stability in both U.S. and international capital and credit markets. These conditions, combined with generally declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers due to the absence of a securitization market and concerns about the stability of the markets generally and the strength of the counterparties specifically. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs and timely refinance maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

The semiconductor industry experienced a bounce back from the major reductions in supply chain inventories in the fourth quarter of fiscal 2009 and first half of fiscal 2010, with foundries reporting a recovery in loadings, leading many semiconductor companies to increase earnings guidance. However, bankruptcies and credit problems continue and had an effect on our revenues during the first half of fiscal 2010.

The semiconductor industry is particularly vulnerable in this economy as several of the largest companies lack the balance sheet strength that they historically carried into recessions. Consistent with our revenue recognition policy, when individual customer credit worthiness declines to a level where we do not consider collectibility probable, we convert new transactions from up-front revenue recognition to cash-based revenue recognition and we may be required to modify the payment terms to meet the customer’s ability to pay. Our top ten accounts make up approximately 40% of our receivables, including both short and long term balances, and we have not experienced and do not presently expect collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our receivables.

Bad debt expense recorded for the first half of fiscal 2010 was not material. However, we do have exposures within our receivables portfolio to some of the larger semiconductor companies with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

We rely on smaller dollar contracts for a material portion of our business. During fiscal 2009, we experienced a decline in these transactions, which we believe contributed to a decline in our revenue for fiscal 2009. For the first half of fiscal 2010, we continued to see a lower contribution from these accounts and the timing of recovery is unknown.

We noted a decline in service and support revenues in the first half of fiscal 2010. A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. In the second quarter of fiscal 2010, we saw a leveling off in the rate of declined software maintenance renewals. In addition, we saw a decline in consulting and training revenues in the first half of fiscal 2010. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness.

Bookings during the first six months of fiscal 2010 improved by approximately 20% compared to the first six months of fiscal 2009. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the six months ended July 31, 2009 accounted for approximately 55% of total system and software bookings compared to approximately 40% for the six months ended July 31, 2008. The number of new customers during the six months ended July 31, 2009, excluding PADS (our ready to use printed circuit board design tools) and our Flomerics Group, PLC (Flomerics) mechanical analysis tools, decreased approximately 50% from the levels experienced during the six months ended July 31, 2008.

Product Developments

During the six months ended July 31, 2009, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products in the first half of fiscal 2010 that we believe have the potential for widespread customer adoption and may have a favorable impact on future periods. During the six months ended July 31, 2009, we did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
System and software revenues	$103,884	8%	$95,830	$219,302	14%	$192,673
System and software gross margin	$91,445	2%	$89,482	$199,026	12%	$177,805
Gross margin percent	88%		93%	91%		92%
Service and support revenues	$78,737	(9%)	$86,574	$157,094	(7%)	$168,938
Service and support gross margin	$58,219	(7%)	$62,544	$115,373	(4%)	$119,566
Gross margin percent	74%		72%	73%		71%
Total revenues	$182,621	0%	$182,404	$376,396	4%	$361,611
Total gross margin	$149,664	(2%)	$152,026	$314,399	6%	$297,371
Gross margin percent	82%		83%	84%		82%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
Upfront license revenues	$86,502	14%	$75,991	$184,051	22%	$151,191
Ratable license revenues	17,382	(12%)	19,839	35,251	(15%)	41,482

Total system and software revenues	$103,884	8%	$95,830	$219,302	14%	$192,673

We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues are comprised of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of the license term. We categorize term licenses where collectibility is not probable and revenue is recognized on a cash basis as ratable license revenues. Additionally, ratable license revenues also include short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fee revenues from the accretion on the discount of long-term installment receivables.

Our top ten customers accounted for approximately 60% of total System and software revenues for the three and six months ended July 31, 2009 compared to approximately 50% for the three months ended July 31, 2008 and approximately 45% for the six months ended July 31, 2008. For the three months ended July 31, 2009, one customer accounted for 15% of our total revenues for the period. For the six months ended July 31, 2009, one customer accounted for 11% of our total revenues for the period. For the three and six months ended July 31, 2008, no single customer accounted for 10% or more of total revenues. Sales of product associated with our acquisition of Flomerics in the second quarter of fiscal 2009 resulted in increases in System and software revenues of $4.2 million during the three months ended July 31, 2009 and $8.4 million during the six months ended July 31, 2009.

Foreign currency had an overall negative impact on our revenues of $1.2 million during the three months ended July 31, 2009 compared to the three months ended July 31, 2008, primarily as a result of a weakening of the euro and British pound against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar. Foreign currency had an overall negative impact on our revenues of $3.4 million during the six months ended July 31, 2009 compared to the six months ended July 31, 2008, primarily as a result of a weakening of the euro and British pound against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar.

System and software gross margin percent decreased for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 primarily due to increased emulation hardware system revenues. Our emulation systems typically have lower margins than our classic software product revenues due to substantial hardware content.

Amortization of purchased technology to System and software cost of revenues was $2.9 million for the three months ended July 31, 2009 and $5.9 million for the six months ended July 31, 2009 compared to $2.0 million for the three months ended July 31, 2008 and $5.2 million for the six months ended July 31, 2008. We amortize purchased technology costs over two to five years. The increase in amortization for the three and six months ended July 31, 2009 was primarily due to the Flomerics acquisition.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand while support services operate under a less variable cost structure resulting in improved margins as revenue increases. Excluding the effect of the Flomerics acquisition, 66% of the reduction in Service and support revenues was due to lower support services for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 and 59% for the six months ended July 31, 2009 compared to the six months ended July 31, 2008. The decrease in revenues was primarily the result of the softening of the global economy as our customers scaled back on annual maintenance renewals and purchases of outsourced services. These decreases were offset by increased Service and support revenues resulting from our acquisition of Flomerics of $2.7 million for the three months ended July 31, 2009 and $5.5 million for the six months ended July 31, 2009.

Service and support gross margin percent increased for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 primarily due to cost reductions of $2.2 million, including reductions in outside service costs, headcount-related costs and travel costs. These improvements to costs were partially offset by the impact of lower revenues of $7.8 million.

Service and support gross margin percent increased for the six months ended July 31, 2009 compared to the three months ended July 31, 2008 primarily due to cost reductions of $6.7 million, including reductions in outside service costs, headcount-related costs, travel costs, and favorable foreign currency movements. These improvements to costs were partially offset by the impact of lower revenues of $11.8 million.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
North America	$88,475	37%	$64,734	$162,939	20%	$136,115
Europe	53,153	(9%)	58,382	95,663	(14%)	111,564
Japan	15,293	(55%)	33,893	49,933	(27%)	68,434
Pacific Rim	25,700	1%	25,395	67,861	49%	45,498

Total revenue	$182,621	0%	$182,404	$376,396	4%	$361,611

For the six months ended July 31, 2009, approximately one-third of European and almost all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the six months ended July 31, 2008, approximately one-fourth of European and ninety percent of Japanese revenues were subject to exchange rate fluctuations. We recognize additional revenues in periods when the U.S. dollar weakens in value against these foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against these foreign currencies. The effects of exchange rate differences from foreign currencies to the U.S. dollar unfavorably impacted revenues by 1% for the three and six months ended July 31, 2009.

For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see discussion under the heading, “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Disclosure About Market Risk – Foreign Currency Risk.”

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
Research and development	$60,843	(5%)	$64,251	$123,134	(4%)	$128,633
Marketing and selling	71,430	(2%)	72,799	148,031	(1%)	149,447
General and administration	21,730	(10%)	24,099	44,766	(5%)	47,160
Other general expense (income), net	68	125%	(273)	456	204%	(437)
Amortization of intangible assets	2,888	14%	2,537	5,758	16%	4,970
Special charges	4,202	30%	3,235	9,897	(23%)	12,885
In-process research and development	—	(100%)	15,285	—	(100%)	15,285

Total operating expenses	$161,161	(11%)	$181,933	$332,042	(7%)	$357,943

Research and Development

Research and development expenses decreased by $3.4 million for the three months ended July 31, 2009 compared to the three months ended July 31, 2008, and by $5.5 million for the six months ended July 31, 2009 compared to the six months ended July 31, 2008. The components of these decreases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(2.4)	$(5.3)
Facilities and infrastructure related costs	(0.4)	(1.1)
Travel costs	(0.5)	(1.3)
Stock based compensation	0.1	0.7
Increased expenses due to business combinations	0.8	2.3
Other expenses	(1.0)	(0.8)

Total change in research and development expenses	$(3.4)	$(5.5)

Marketing and Selling

Marketing and selling expenses decreased by $1.4 million for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 and by $1.4 million for the six months ended July 31, 2009 compared to the six months ended July 31, 2008. The components of these decreases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(0.8)	$(2.8)
Facilities and infrastructure related costs	(0.7)	0.3
Travel costs	(1.8)	(3.6)
Stock based compensation	0.3	0.7
Increased expenses due to business combinations	2.5	5.7
Other expenses	(0.9)	(1.7)

Total change in marketing and selling expenses	$(1.4)	$(1.4)

General and Administration

General and administrative expenses decreased by $2.4 million for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 and by $2.4 million for the six months ended July 31, 2009 compared to the six months ended July 31, 2008. The components of these decreases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(0.4)	$(0.7)
Facilities and infrastructure related costs	(0.3)	(0.5)
Travel costs	(0.2)	(0.5)
Stock based compensation	(0.6)	(0.4)
Other expenses	(0.9)	(0.3)

Total change in general and administration expenses	$(2.4)	$(2.4)

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When these currencies weaken against the U.S. dollar, our operating expense performance improves and when these currencies strengthen, our operating expense performance is adversely affected. For the three months ended July 31, 2009 compared to the three months ended July 31, 2008, we experienced favorable currency movements of $8.5 million in total operating expenses. For the six months ended July 31, 2009 compared to the six months ended July 31, 2008, we experienced favorable currency movements of $17.4 million in total operating expenses. The impact of these favorable currency movements is reflected in the movements in operating expenses detailed above.

Other General Expense (Income), Net

Other general expense (income), net represents the expense (loss) or income (gain) on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The increase in expense from the three and six months ended July 31, 2008 to the three and six months ended July 31, 2009 was primarily due to higher interest rates charged against factored receivables and a decrease in the amount of receivables sold.

Amortization of Intangible Assets

For the three and six months ended July 31, 2009 compared to the three and six months ended July 31, 2008, the increase in amortization of intangible assets was primarily due to an increase in amortization of certain intangible assets acquired in the Flomerics acquisition of approximately $0.5 million for the three months ended July 31, 2009 and approximately $0.9 million for the six months ended July 31, 2009.

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
Employee severance and related costs	$1,599	119%	$730	$5,627	(36%)	$8,844
Excess leased facility costs	865	(43%)	1,513	824	(72%)	2,956
Acquisition costs	270	100%	—	538	100%	—
Other costs	1,468	48%	992	2,908	168%	1,085

Total special charges	$4,202	30%	$3,235	$9,897	(23%)	$12,885

Special charges primarily consisted of costs incurred for employee terminations and were due to our reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance costs of $1.6 million during the three months ended July 31, 2009 and $5.6 million during the six months ended July 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 63% of the year to date costs were paid during the six months ended July 31, 2009. We expect to pay the remainder during the second half of fiscal 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.8 million during the six months ended July 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimates of sublease income for previously abandoned leased facilities.

Acquisition costs of $0.3 million during the three months ended July 31, 2009 and $0.5 million during the six months ended July 31, 2009 represent legal and other costs related to acquisitions and potential future acquisitions.

Other special charges for the three months ended July 31, 2009 included costs of $1.2 million related to advisory fees and $0.3 million in other charges. Other special charges for the six months ended July 31, 2009 included costs of $2.4 million related to advisory fees and charges and $0.6 million in other charges.

Employee severance costs of $0.7 million during the three months ended July 31, 2008 and $8.8 million during the six months ended July 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which were individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1.5 million during the three months ended July 31, 2008 and $3.0 million during the six months ended July 31, 2008 were primarily due to the abandonment of leased facilities and a change in the estimate of sublease income of a previously abandoned leased facility.

Other special charges for the six months ended July 31, 2008 included costs of $1.1 million related to advisory fees.

Targeted Reductions for Fiscal 2010

For fiscal 2010, as part of our planning process we targeted $35.0 million of reductions (inclusive of beneficial foreign currency movements) to our prior year base operating expenses in Research and development, Marketing and selling, and General and administration. We identified and put in action a series of programs to reduce costs. Travel has been sharply restricted. We have frozen wages, curtailed hiring, and selectively reduced employee compensation and benefits. We reduced headcount in the first half of fiscal 2010.

Overall operating expenses (before Special charges and In-process research and development) were down approximately 4% for the three months ended July 31, 2009 and approximately 2% for the six months ended July 31, 2009 as a result of our cost reduction programs and favorable currency movements of approximately $8.5 million for the three months ended July 31, 2009 and $17.4 million for the six months ended July 31, 2009. These benefits were net of costs associated with the operations of Flomerics and prior year annual salary increases, which were not in effect in the first half of fiscal 2009. We expect cost saving trends to be more apparent in the second half of fiscal 2010 as costs associated with Flomerics’ operations and salary increases become comparative on a quarterly basis.

We have operations in foreign jurisdictions where the U.S. dollar has strengthened relative to the prior year. Our planned cost savings assume continued strength of the U.S. dollar relative to those currencies in most foreign jurisdictions compared to fiscal 2009 levels.

During the three months ended July 31, 2009, we began to recognize savings from actions taken in the first half of fiscal 2010 associated with employee rebalances included in Special charges. We expect to recognize more meaningful benefits from actions taken in the first half of fiscal 2010 in the remainder of fiscal 2010 in the form of employee expense reductions.

Our targeted cost reductions for fiscal 2010 did not contemplate an increase in costs resulting from completed and potential acquisitions which we may or may not successfully complete in fiscal 2010 and, accordingly, the operating costs of the acquired businesses in fiscal 2010 are expected to reduce our targeted cost savings.

In-process Research and Development

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
In-process research and development	$—	(100%)	$15,285	$—	(100%)	$15,285

Prior to adopting Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS 141(R)) on February 1, 2009, in-process research and development was expensed upon acquisition in Operating expenses in our Condensed Consolidated Statement of Operations. Effective upon the adoption SFAS 141(R), in-process research and development is capitalized to Intangible assets as part of the purchase price allocation. Upon completion of the project, the in-process research and development will be amortized over the life of the product to Cost of revenues. Alternatively, if the project is determined to be unlikely to achieve completion, the in-process research and development costs will be expensed as Operating expense.

In-process research and development of $15.3 million for the three and six months ended July 31, 2008 included $1.3 million for the Ponte acquisition and $14.0 million resulting from undeveloped technology acquired through a joint development agreement with IBM addressing technological challenges of integrated circuit design at 22 nanometer (nm) geometries.

The $1.3 million for the Ponte acquisition was assigned to one project, Litho-Etch. We based the value of the Ponte in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. In determining the value of the in-process research and development, the assumed commercialization date for the product was the fourth quarter of fiscal 2009. The project was still in development as of July 31, 2009 with a new expected commercialization date in the fourth quarter of fiscal 2010. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Ponte in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 18% to reflect present value and the risk associated with the development of technology.

We based the value of the undeveloped technology acquired through the 22 nm joint development agreement on the present value of the four year payment stream as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in our Calibre® product family once development is completed. The product release date has yet to be determined.

The risks associated with the acquired research and development are considered high, and no assurance can be made that any resulting products will generate any benefit or meet market expectations.

Other Income (Expense), Net

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
Interest income	$251	(81%)	$1,351	$655	(78%)	$2,914
Foreign currency exchange gain (loss)	(129)	(77%)	(73)	(208)	(119%)	1,111
Other, net	(478)	15%	(561)	(705)	24%	(933)

Other income (expense), net	$(356)	(150%)	$717	$(258)	(108%)	$3,092

The decline in interest income for the three and six months ended July 31, 2009 compared to the three and six months ended July 31, 2008 was primarily due to the decrease of interest earned on our cash, cash equivalents, and short-term investments resulting from a decline in our cash held in interest bearing accounts and a decline in the interest rates received on interest bearing accounts.

The decrease in foreign currency exchange gain (loss) for the six months ended July 31, 2009 compared to the six months ended July 31, 2008 was primarily due to unfavorable movements of exchange rates on certain balance sheet positions in Europe during the six months ended July 31, 2009.

Interest Expense

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
Interest expense	$4,723	7%	$4,404	$8,874	(3%)	$9,159

The increase in interest expense for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 was primarily due to the increase in interest expense for the time value of foreign currency contracts of approximately $0.3 million for the three months ended July 31, 2009.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2009	Change	2008	2009	Change	2008
Income tax expense (benefit)	$4,690	(130%)	$(15,796)	$7,447	(132%)	$(23,345)

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

We expect to incur tax expense for the year ending January 31, 2010, even though we project a loss on our income statement for the full fiscal year. This is primarily because we expect to record a net profit from international operations, thereby incurring expense while we anticipate losses in the U.S. Any tax benefit in the U.S. will generally be offset by an increase in the valuation allowance on U.S. deferred tax assets. This inability to utilize the benefit of our U.S. losses is the primary reason for our expected negative tax rate for fiscal 2010. For the six months ended July 31, 2009, our effective tax rate was (28%) after considering discrete items totaling $3.5 million of tax benefit. Our effective tax rate for the six months ended July 31, 2009 without discrete items was (41%). For fiscal 2010, we project a (34%) effective tax rate, with the inclusion of discrete items. This differs from tax computed at the U.S. federal statutory rate primarily due to:

•	Projected U.S. losses for which no tax benefit will be recognized; and

•	Withholding taxes in certain foreign jurisdictions.

These differences are partially offset by:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	The application of tax incentives for research and development in certain jurisdictions.

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, attribute carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such attribute was originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, and 2004 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146.6 million of additional taxable income. The adjustments primarily concern transfer-pricing arrangements related to intellectual property rights acquired in acquisitions that were transferred to a foreign subsidiary. Although we continue to contest the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The settlement is generally consistent with our reserve posture, and due to our valuation allowance position in the U.S., we do not expect any significant financial statement impact once this matter is effectively settled.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. For the six months ended July 31, 2009, we reflected a $5.1 million reduction in reserves for potential tax liabilities, principally due to the expiration of the statute of limitations in certain jurisdictions, with $2.6 million of that reduction included as a discrete item of tax benefit in the six months ended July 31, 2009. We expect to record additional reserves in future periods with respect to tax positions taken for the current year. It is reasonably possible that unrecognized tax positions may decrease from $0 to $20.0 million due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A significant portion of reserves, which could settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.

As of July 31, 2009, we had cash and cash equivalents of $76.1 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

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

We anticipate that the following will be sufficient to meet our working capital needs on a short-term (twelve months or less) and a long-term (more than twelve months) basis:

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

Six months ended July 31,	2009	2008
Cash provided by operating activities	$19,213	$43,137
Cash used in investing activities	$(16,077)	$(77,543)
Cash provided by (used in) financing activities	$(20,103)	$6,915

Operating Activities

Cash flows from operating activities consist of our net loss, adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. As a result of the current global economic downturn, our customers may not be able to make future payments as scheduled or may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of the current economic conditions or otherwise could have a material adverse effect on our financial condition. To address these concerns, we are monitoring our accounts receivable portfolio for customers with low or declining credit ratings and have increased our collection efforts over the last year.

Trade Accounts and Term Receivables

As of	July 31, 2009	January 31, 2009
Trade accounts receivable, net	$259,663	$272,852
Term receivables, long-term	$142,132	$146,682
Average days sales outstanding in short-term receivables	128 days	101 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	53 days	50 days

The increase in the average days outstanding in short-term accounts receivable, net for the three months ended July 31, 2009 compared to the three months ended January 31, 2009 was due to the decrease in revenue. The decrease in Trade accounts receivable, net for the three months ended July 31, 2009 compared to the three months ended January 31, 2009 was due to decreased billings and improved collections.

Excluding the current portion of term receivables of $152.3 million, average days sales outstanding were 53 as of July 31, 2009. Excluding the current portion of term receivables of $139.1 million, average days sales outstanding were 50 as of January 31, 2009.

The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services, although the impact of current economic conditions on our customers could affect this performance. The increase in total term receivables from $285.8 million as of January 31, 2009 to $294.4 million as of July 31, 2009 was primarily due to the timing of billings during the three months ended July 31, 2009 compared to the three months ended January 31, 2009.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $17.3 million for the six months ended July 31, 2009 compared to $37.3 million for the six months ended July 31, 2008. We have not set a target for the sale of accounts receivable for the remainder of fiscal 2010.

Accrued Payroll and Related Liabilities

As of	July 31, 2009	January 31, 2009
Accrued payroll and related liabilities	$58,232	$65,687

The decrease in Accrued payroll and related liabilities is primarily due to payments made during the first half of fiscal 2010 (as is typical) resulting in decreases in bonus accruals of approximately $6.9 million and commission accruals of approximately $1.1 million. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in bonus accruals at year end which result from a year-to-date true-up of amounts based on the full year achievement of results.

Investing Activities

Excluding short-term investments, cash used in investing activities for the six months ended July 31, 2009 primarily consisted of cash paid for business acquisitions and capital expenditures.

Expenditures for property, plant, and equipment decreased to $11.0 million for the six months ended July 31, 2009 compared to $19.8 million for the six months ended July 31, 2008. The expenditures for property, plant, and equipment for the six months ended July 31, 2009 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2010 to be approximately $30.0 million.

During the second quarter of fiscal 2010, we paid $7.1 million for the acquisition of two companies for cash and earn-outs related to prior acquisitions for the six months ended July 31, 2009.

We plan to finance our continued investments in business acquisitions through a combination of cash and common stock issuances. We plan to finance our continued investments in property, plant, and equipment using cash. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings under the revolving credit facility.

Financing Activities

For the six months ended July 31, 2009, cash used in financing activities consisted primarily of $20 million repaid under the revolving credit facility and $3.5 million for the repurchase of notes payable.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

In March 2006, we issued $200.0 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9.183 million shares as of July 31, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 thousand principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 thousand or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1 thousand, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the six months ended July 31, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165.0 million remains outstanding.

Floating Rate Debentures due 2023

In August 2003, we issued $110.0 million of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 2.82% for the six months ended July 31, 2009. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1.379 million shares as of July 31, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 101.61% of the face amount, with the premium reducing to 0.81% on August 6, 2009 and 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the six months ended July 31, 2009, we repurchased on the open market and retired Floating Rate Debentures with a principal balance of $3.8 million at a discount. As a result, a principal amount of $32.3 million is outstanding as of July 31, 2009.

Revolving Credit Facility

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120.0 million to $140.0 million and retained an option to increase it by an additional $10.0 million in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15.0 million, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $107 thousand for the three months ended July 31, 2009 and $184 thousand for the six months ended July 31, 2009 compared to $83 thousand for the three months ended July 31, 2008 and $158 thousand for the six months ended July 31, 2008. This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investment, and net current receivables to total current liabilities) shall not be less than 0.85;

•

Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement, which establishes a fixed level of required tangible net worth. Each quarter the required level increases by 70% of any positive net income in the quarter (but in the aggregate no more than 70% of positive net income for any full fiscal year), 100% of the amortization of intangible assets in the quarter, and 100% of certain stock issuance proceeds. The required level also decreases each quarter by certain amounts of acquired intangible assets;

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

We were in compliance with all financial covenants as of July 31, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility. The declaration of an event of default could have a material adverse effect on our financial condition. We could also find it difficult to obtain other bank lines or credit facilities on comparable terms.

We did not borrow any amounts under the revolving credit facility and we repaid $20.0 million during the six months ended July 31, 2009. As of July 31, 2009, we had no balance outstanding against the revolving credit facility. The interest rate was 3.85% as of July 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2010

We expect revenues for the third quarter of fiscal 2010 to be approximately $183.0 million with a net loss per share for the same period of approximately $(0.19).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All numerical references in tables are in thousands, except for interest rates and contract rates.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2009. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$21,200	0.18%
Short-term investments – fixed rate	6	6.73%

Total fixed rate interest bearing instruments	$21,206	0.18%

We had convertible subordinated debentures with a principal balance of $165.0 million outstanding with a fixed interest rate of 6.25% as of July 31, 2009. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures with a principal balance of $32.3 million outstanding with a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65% as of July 31, 2009. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.3 million.

As of July 31, 2009, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. As of July 31, 2009, we had no balance outstanding against this revolving credit facility.

We had other short-term borrowings of $4.2 million outstanding as of July 31, 2009 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by less than $0.1 million.

Foreign Currency Risk

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term foreign currency exchange contracts of not more than a year. We enter into contracts with counterparties who are major financial institutions and, as such we do not expect material losses as a result of defaults by our counterparties. We do not hold or issue derivative financial instruments for speculative or trading purposes.

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

As of	July 31, 2009		January 31, 2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Option Contracts:
Euro	$62,819	0.70	$97,475	0.66
Japanese yen	44,187	108.20	60,837	110.68
British pound	20,576	0.58	31,032	0.52

Total option contracts	$127,582		$189,344

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

As of	July 31, 2009		January 31, 2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$54,787	93.93	$45,300	94.46
Euro	53,207	0.72	56,081	0.75
British pound	31,849	0.63	13,696	0.65
Swedish krona	13,705	7.81	7,345	8.18
Indian rupee	10,673	48.66	8,852	48.80
Taiwan dollar	8,257	32.75	7,221	33.37
Korean won	6,808	1,264.60	1,494	1,376.00
Swiss franc	3,880	1.07	3,128	1.12
Canadian dollar	3,382	1.12	4,152	1.25
Israeli shekels	3,284	3.88	1,645	3.82
Other	7,493	—	6,080	—

Total forward contracts	$197,325		$154,994

Item 4.	Controls and Procedures

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The global economy continues to be weak, with continuing uncertainty in the credit markets and banking systems, reduced corporate profits and capital spending, and significant job losses. A number of our customers are also experiencing liquidity concerns, business insolvencies, and bankruptcies. This volatility and uncertainty about future economic conditions could adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. Consulting spending, which tends to be more discretionary than software and services spending, could be particularly vulnerable to continued economic weakness in our customers’ business. We cannot predict the duration of the global economic downturn or subsequent recovery.

Customer payment defaults or related issues could adversely affect our financial condition and results of operations.

We have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we may generally take legal action to recover amounts owed, if warranted. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses, particularly in the current troubled economic environment. Though we have not, to date, experienced a material level of defaults or renegotiated a material level of pre-existing contractual commitments, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations. These risks may be exacerbated by the current global economic downturn because our revenue forecasts assume: (i) customers whose payments are recognized as revenue only when paid will make future payments as scheduled, and (ii) customers whose credit ratings and financial circumstances have deteriorated since we originally booked contracts with them will make future payments as scheduled.

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

The gross margin on our software is greater than that for our emulation hardware systems, software support, and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results could be materially adversely impacted.

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

We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with numerous smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally.

Our international operations and the effects of foreign currency fluctuations expose us to additional risks.

We generate half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates could have an adverse impact on us. For further discussion of foreign currency effects, see “Effects of Foreign Currency Fluctuations” discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights. Our cost savings efforts for fiscal 2010 depend on continued strength of the U.S. dollar compared to fiscal 2009 levels, particularly relative to the currencies other than those we hedge (primarily the euro, British pound, and Japanese yen).

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

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the carrying value of a reporting unit exceeds its estimated fair value. Long-lived assets and amortizable intangible assets are tested for impairment when events or circumstances arise indicating that their carrying value may not be recoverable. An impairment charge is only deemed to have occurred if the sum of the forecasted undiscounted net cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As of July 31, 2009, we had a goodwill balance of $446.8 million and intangible assets of $29.2 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment or events or circumstances that would require us to test for impairment. Any impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization below the carrying value of our reporting units would result in the need for us to test for impairment if we determine that the decline is sustained. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our share price and market capitalization will not result in an impairment of goodwill and the recognition of a material impairment charge in future periods, which could have a material adverse effect on our financial condition and results of operations.

We are subject to the cyclical nature of the integrated circuit (IC) and electronics systems industries.

Purchases of our products and services are highly dependent upon new design projects initiated by customers in the IC and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or decline in general economic conditions. These downturns could cause diminished demand for our products and services.

Customer payment defaults could adversely affect our timing of revenue recognition.

We use fixed-term license agreements as standard business practices with customers we believe are credit-worthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

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

During the quarter ended July 31, 2009, one customer accounted for a significant portion of our revenues.

One of our customers accounted for approximately 15% of our total revenues for the three months ended July 31, 2009 and one customer accounted for approximately 11% of our revenues for the six months ended July 31, 2009. If these customers default, declare bankruptcy, or otherwise fails to pay amounts owed, it could have a material adverse effect on our financial condition and results of operations.

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

We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. This effort may not result in a successful product offering. As a result, we could realize little or no revenues related to our investment in research and development.

We may acquire other companies and may not successfully integrate them.

The industry in which we compete has experienced significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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

We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry, and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

•	Be time-consuming, costly and result in litigation;

•	Divert management’s time and attention from developing our business;

•	Require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	Require us to stop selling or to redesign certain of our products;

•	Require us to release source code to third parties, possibly under open source license terms;

•	Require us to satisfy indemnification obligations to our customers; or

•	Otherwise adversely affect our business, results of operations, financial condition, or cash flows.

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

As of July 31, 2009, we had $197.0 million of outstanding indebtedness, which includes $32.3 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $153.4 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $11.3 million in short-term borrowings. This level of indebtedness among other things could:

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

Unless repurchased earlier by the Company, the Floating Rate Debentures will be reclassified on our balance sheet from long-term liabilities to short-term liabilities in the third quarter of fiscal 2010 as a result of the Debenture holders having the option to redeem their Debentures on or after August 6, 2010.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held pursuant to notice at 5:00 p.m. Pacific time on June 25, 2009 at our offices in Wilsonville, Oregon to consider and vote upon:

Proposal 1	To elect directors to serve for the ensuing year and until their successors are elected;

Proposal 2	To amend the Company’s 1989 Employee Stock Purchase Plan and Foreign Subsidiary Employee Stock Purchase Plan to increase the number of shares reserved for issuance under each of the plans; and

Proposal 3	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2010.

The results of the voting on these proposals were as follows:

Proposal 1 Election of Directors	For	Withheld
Marsha B. Congdon	65,840,235	24,640,170
Gregory K. Hinckley	85,476,773	5,003,632
Kevin C. McDonough	64,765,527	25,714,878
Walden C. Rhines	85,357,800	5,122,605
Fontaine K. Richardson	59,726,381	30,754,024
Sir Peter Bonfield	40,819,178	49,661,227
James R. Fiebiger	85,237,819	5,242,586
Patrick B. McManus	65,846,003	24,634,402

	For	Against	Abstentions	Broker Non-Votes
Proposal 2	75,438,412	3,860,794	1,149,454	10,031,748
Proposal 3	90,059,912	368,609	51,887	—

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2009	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer