Form 10-Q
period 2009-10-31
MENTOR GRAPHICS CORP
filed 2009-12-07
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Number of shares of common stock, no par value, outstanding as of December 4, 2009: 98,304,350

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended October 31,	2009	2008
In thousands, except per share data		As adjusted (Note 3)
Revenues:
System and software	$106,344	$97,312
Service and support	82,852	87,540

Total revenues	189,196	184,852

Cost of revenues:
System and software	2,966	3,566
Service and support	21,414	24,350
Amortization of purchased technology	3,089	3,810

Total cost of revenues	27,469	31,726

Gross margin	161,727	153,126

Operating expenses:
Research and development	64,293	65,146
Marketing and selling	73,093	76,688
General and administration	22,702	24,333
Other general expense, net	118	168
Amortization of intangible assets	2,796	3,129
Special charges	5,993	2,214
In-process research and development	—	6,790

Total operating expenses	168,995	178,468

Operating loss	(7,268)	(25,342)
Other income (expense), net	(1,004)	1,737
Interest expense	(4,385)	(4,889)

Loss before income tax	(12,657)	(28,494)
Income tax expense	14,377	50,369

Net loss	$(27,034)	$(78,863)

Net loss per share:
Basic	$(0.28)	$(0.85)

Diluted	$(0.28)	$(0.85)

Weighted average number of shares outstanding:
Basic	97,854	92,354

Diluted	97,854	92,354

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine months ended October 31,	2009	2008
In thousands, except per share data		As adjusted (Note 3)
Revenues:
System and software	$325,646	$289,985
Service and support	239,946	256,478

Total revenues	565,592	546,463

Cost of revenues:
System and software	17,366	13,204
Service and support	63,135	73,722
Amortization of purchased technology	8,965	9,040

Total cost of revenues	89,466	95,966

Gross margin	476,126	450,497

Operating expenses:
Research and development	187,427	193,779
Marketing and selling	221,124	226,135
General and administration	67,468	71,493
Other general expense (income), net	574	(269)
Amortization of intangible assets	8,554	8,099
Special charges	15,890	15,099
In-process research and development	—	22,075

Total operating expenses	501,037	536,411

Operating loss	(24,911)	(85,914)
Other income (expense), net	(1,262)	4,829
Interest expense	(13,259)	(14,048)

Loss before income tax	(39,432)	(95,133)
Income tax expense	21,824	27,024

Net loss	$(61,256)	$(122,157)

Net loss per share:
Basic	$(0.64)	$(1.34)

Diluted	$(0.64)	$(1.34)

Weighted average number of shares outstanding:
Basic	95,636	91,484

Diluted	95,636	91,484

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	October 31, 2009	January 31, 2009
In thousands		As Adjusted (Note 3)
Assets
Current assets:
Cash and cash equivalents	$84,651	$93,642
Short-term investments	7	1,997
Trade accounts receivable, net of allowance for doubtful accounts of $3,081 as of October 31, 2009 and $5,515 as of January 31, 2009	241,859	272,852
Other receivables	10,218	12,086
Inventory	5,934	11,074
Prepaid expenses and other	16,407	15,986
Deferred income taxes	8,755	10,163

Total current assets	367,831	417,800
Property, plant, and equipment, net of accumulated depreciation of $248,071 as of October 31, 2009 and $228,473 as of January 31, 2009	95,921	100,991
Term receivables, long-term	146,167	146,682
Goodwill	454,287	441,221
Intangible assets, net of accumulated amortization of $129,686 as of October 31, 2009 and $112,167 as of January 31, 2009	30,829	39,735
Deferred income taxes	24,269	22,845
Other assets	14,719	16,796

Total assets	1,134,023	$1,186,070

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,529	$36,998
Current portion of notes payable	32,272	—
Accounts payable	7,559	10,197
Income taxes payable	18,644	5,340
Accrued payroll and related liabilities	70,554	65,687
Accrued liabilities	38,517	46,034
Deferred revenue	131,975	155,098

Total current liabilities	307,050	319,354
Notes payable	154,119	188,170
Deferred revenue, long-term	10,443	16,890
Income tax liability	55,642	59,078
Other long-term liabilities	12,263	16,133

Total liabilities	539,517	599,625

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 98,304 shares issued and outstanding as of October 31, 2009 and 94,126 shares issued and outstanding as of January 31, 2009	647,834	602,064
Accumulated deficit	(88,109)	(26,853)
Accumulated other comprehensive income	34,781	11,234

Total stockholders’ equity	594,506	586,445

Total liabilities and stockholders’ equity	1,134,023	$1,186,070

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended October 31,	2009	2008
In thousands		As Adjusted (Note 3)
Operating Cash Flows:
Net loss	$(61,256)	$(122,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	23,626	23,397
Amortization	21,600	20,930
Write-off of debt issuance costs	26	—
Impairment of cost-basis investments	113	—
Equity in losses of unconsolidated entities	738	1,088
Gain on debt extinguishment	(380)	—
Stock-based compensation	20,976	21,133
Deferred income taxes	(454)	179
Changes in other long-term liabilities	(5,565)	(1,142)
In-process research and development	—	22,075
Loss on disposal of property, plant, and equipment, net	205	96
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	56,392	80,948
Prepaid expenses and other	24,785	(8,567)
Term receivables, long-term	11,369	3,083
Accounts payable and accrued liabilities	(21,212)	(34,042)
Income taxes receivable and payable	4,439	17,984
Deferred revenue	(42,448)	(19,936)

Net cash provided by operating activities	32,954	5,069

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	1,990	25,631
Purchases of short-term investments	—	(19,310)
Purchases of property, plant, and equipment	(17,951)	(33,850)
Acquisitions of businesses and equity interests, net of cash acquired	(3,940)	(54,485)

Net cash used in investing activities	(19,901)	(82,014)

Financing Cash Flows:
Proceeds from issuance of common stock	10,310	14,565
Tax benefit from share options exercised	—	25
Net decrease in short-term borrowings	(9,121)	(4,464)
Debt and equity issuance costs	(515)	—
Proceeds from revolving credit facility	—	30,000
Repayments of notes payable and revolving credit facility	(23,450)	—

Net cash provided by (used in) financing activities	(22,776)	40,126

Effect of exchange rate changes on cash and cash equivalents	732	(3,514)

Net change in cash and cash equivalents	(8,991)	(40,333)
Cash and cash equivalents at the beginning of the period	93,642	117,926

Cash and cash equivalents at the end of the period	$84,651	$77,593

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

All numerical references are in thousands, except for percentages and per share data.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include our financial statements and those of our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $3,462 for the three months ended October 31, 2009 and $11,101 for the nine months ended October 31, 2009 compared to $3,507 for the three months ended October 31, 2008 and $12,435 for the nine months ended October 31, 2008.

Service and support revenues – We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. We recognize revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

We apply the Financial Accounting Standards Board (FASB) guidance applicable to software revenue recognition to all software and hardware product revenue transactions where the software is not incidental. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

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

2. Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. With respect to emulation hardware systems, we transfer title to the customer upon shipment. We offer non-essential installation services for emulation hardware system sales or the customer may elect to perform the installation without our assistance. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.

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

Recent Accounting Pronouncements

The FASB issued guidance in September 2009 setting forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. This guidance eliminates the requirement that all undelivered elements have VSOE or third-party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. This guidance requires that, in the absence of VSOE or third-party evidence, a company estimate a selling price and that the relative selling prices be used to allocate revenue amongst the elements of a multi-element arrangement, eliminating the use of the residual method. This guidance is effective for fiscal years beginning on or after June 15, 2010, but may be adopted early as of the beginning of an interim or fiscal year. The FASB amended this guidance in September 2009 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. We plan to adopt this guidance prospectively as of the beginning of our fiscal year ending January 31, 2011 for multi-element arrangements involving our emulation hardware systems. We do not anticipate that the adoption of this guidance will have a significant impact on our consolidated financial position, results of operations, or cash flows.

(3)	Change in Accounting—In May 2008, the FASB issued guidance requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the implied liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We adopted this guidance during the first quarter of fiscal 2010 as it applies to our 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. Prior to the first quarter of fiscal 2010, we carried the liability of the 6.25% Debentures at its principal value and only the contractual interest expense was recognized in our Condensed Consolidated Statements of Operations. This guidance requires retrospective application to all prior periods for which the 6.25% Debentures were outstanding prior to the date of adoption.

Upon adoption of this guidance and effective as of the issuance date of the 6.25% Debentures, we recorded $23,976 of the principal amount to equity, representing a debt discount for the difference between our estimated nonconvertible debt borrowing rate of 8.60% at the time of issuance and the coupon rate of the 6.25% Debentures. This debt discount is amortized as interest expense over the expected term using the effective interest method. In addition, we allocated $764 of the issuance costs to the equity component of the 6.25% Debentures and the remaining $5,606 of the issuance costs to the liability component of the 6.25% Debentures. The issuance costs were allocated pro rata based on their initial carrying amounts.

The impact of these adjustments to Interest expense, Loss before income tax, Net loss, and Basic and diluted net loss per share for the three and nine months ended October 31, 2008 represents the amortization of the debt discount and adjustment to the previously recorded amortization of the issuance costs. The adjustments to the Condensed Consolidated Balance Sheet as of January 31, 2009 are to:

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

The effect of the adoption of the new guidance on the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2008 is as follows:

	Three months ended October 31, 2008			Nine months ended October 31, 2008
	Prior to Adoption	Effect of Change	As Amended	Prior to Adoption	Effect of Change	As Amended
Operating loss	$(25,342)	$—	$(25,342)	$(85,914)	$—	$(85,914)
Other income, net	1,737	—	1,737	4,829	—	4,829
Interest expense	(4,270)	(619)	(4,889)	(12,230)	(1,818)	(14,048)

Loss before income tax	(27,875)	(619)	(28,494)	(93,315)	(1,818)	(95,133)
Income tax expense	50,369	—	50,369	27,024	—	27,024

Net loss	$(78,244)	$(619)	$(78,863)	$(120,339)	$(1,818)	$(122,157)

Basic and diluted net loss per share	$(0.85)	$—	$(0.85)	$(1.32)	$(0.02)	$(1.34)

The effect of the adoption of the new guidance on the Condensed Consolidated Balance Sheet as of January 31, 2009 is as follows:

As of January 31, 2009	Prior to Adoption	Effect of Change	As Amended
Assets
Current assets:
Cash and cash equivalents	$93,642	$—	$93,642
Short-term investments	1,997	—	1,997
Trade accounts receivable, net	272,852	—	272,852
Other receivables	12,086	—	12,086
Inventory	11,074	—	11,074
Prepaid expenses and other	16,076	(90)	15,986
Deferred income taxes	10,163	—	10,163

Total current assets	417,890	(90)	417,800
Property, plant, and equipment, net	100,991	—	100,991
Term receivables, long-term	146,682	—	146,682
Goodwill	441,221	—	441,221
Intangible assets, net	39,735	—	39,735
Deferred income taxes	22,845	—	22,845
Other assets	17,073	(277)	16,796

Total assets	$1,186,437	$(367)	$1,186,070

Liabilities and Stockholders’ Equity
Total current liabilities	$319,354	$—	$319,354
Notes payable	201,102	(12,932)	188,170
Deferred revenue, long-term	16,890	—	16,890
Income tax liability	59,078	—	59,078
Other long-term liabilities	16,133	—	16,133

Total liabilities	612,557	(12,932)	599,625

Stockholders’ equity:
Common stock	580,298	21,766	602,064
Accumulated deficit	(17,652)	(9,201)	(26,853)
Accumulated other comprehensive income	11,234	—	11,234

Total stockholders’ equity	573,880	12,565	586,445

Total liabilities and stockholders’ equity	$1,186,437	$(367)	$1,186,070

The effect of the adoption of the new guidance on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2008 is as follows:

Nine months ended October 31, 2008	Prior to Adoption	Effect of Change	As Amended
Operating Cash Flows:
Net loss	$(120,339)	$(1,818)	$(122,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	23,397	—	23,397
Amortization	19,112	1,818	20,930
Equity in losses of unconsolidated entities	1,088	—	1,088
Stock-based compensation	21,133	—	21,133
Deferred income taxes	179	—	179
Changes in other long-term liabilities	(1,142)	—	(1,142)
In-process research and development	22,075	—	22,075
Loss on disposal of property, plant, and equipment, net	96	—	96
Changes in operating assets and liabilities, net of effect of acquired businesses:		—
Trade accounts receivable, net	80,948	—	80,948
Prepaid expenses and other	(8,567)	—	(8,567)
Term receivables, long-term	3,083	—	3,083
Accounts payable and accrued liabilities	(34,042)	—	(34,042)
Income taxes receivable and payable	17,984	—	17,984
Deferred revenue	(19,936)	—	(19,936)

Net cash provided by operating activities	5,069	—	5,069

Investing Cash Flows:
Net cash used in investing activities	(82,014)	—	(82,014)

Financing Cash Flows:
Net cash provided by financing activities	40,126	—	40,126

Effect of exchange rate changes on cash and cash equivalents	(3,514)	—	(3,514)

Net change in cash and cash equivalents	(40,333)	—	(40,333)
Cash and cash equivalents at the beginning of the period	117,926	—	117,926

Cash and cash equivalents at the end of the period	$77,593	$—	$77,593

(4)	Fair Value Measurement—On a quarterly basis we measure derivative instruments at fair value. The FASB’s authoritative guidance established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets required to be carried at fair value on a recurring basis as of October 31, 2009:

	Fair Value as of October 31, 2009	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$457	$—	$457	$—

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

The carrying amounts of cash equivalents, Short-term investments, Trade accounts receivable, net, Term receivables, Accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign currency exchange contracts based on quoted market prices. The fair value of Notes payable was $186,596 as of October 31, 2009 and $134,549 as of January 31, 2009 compared to the carrying value of $186,391 as of October 31, 2009 and $188,170 as of January 31, 2009. We based the fair value of Notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of Notes payable, $32,272 was classified as current on our Condensed Consolidated Balance Sheet as of October 31, 2009. The carrying amount of the remaining balance of Short-term borrowings of $7,529 approximates fair value because of the short-term nature of the instruments.

(5)	Business Combinations—During the three and nine months ended October 31, 2009 and 2008, we made a number of acquisitions. For each acquisition, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

Acquisitions during the nine months ended October 31, 2009

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
LogicVision, Inc.	$15,352	$1,151	$7,470	$—	$6,731
Other	5,000	424	1,710	(553)	3,419

	$20,352	$1,575	$9,180	$(553)	$10,150

On August 18, 2009, we acquired all of the outstanding common shares of LogicVision, Inc. (LogicVision), a test and yield learning company in the semiconductor design-for-test sector. The acquisition was an investment aimed at extending our product offerings within the electronic design automation industry. Under the terms of the purchase agreement, LogicVision shareholders received 0.2006 of a share of our common stock for each LogicVision common share. Accordingly, we issued 1,903 shares of our common stock to the former common shareholders of LogicVision, resulting in consideration transferred for the common stock issued of $14,289, at our closing price on August 18, 2009 of $7.51 per share. The purchase agreement also required that we exchange our stock options for LogicVision’s outstanding stock options resulting in additional consideration of $1,063, representing the fair value of stock options issued that are attributable to the pre-combination service period. The identified intangible assets acquired consisted of purchase technology of $5,260 and other intangibles of $2,210. The goodwill created by the transaction is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations, future technologies, and the knowledge and experience of the acquired workforce.

Other acquisitions for the nine months ended October 31, 2009 consisted of two privately-held companies, which were not material individually or in the aggregate. Both of these acquisitions included an upfront cash payment that was treated as consideration for the business combination. In addition, each acquisition called for potential future payments, which were not considered contingent consideration and will be expensed as incurred if and when the specific milestones are achieved.

Acquisitions during the nine months ended October 31, 2008

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired / (Liabilities Assumed)	Identifiable Intangible Assets Acquired	Deferred Tax Liability	In-Process Research & Development	Goodwill
Flomerics Group, PLC	$58,588	$13,549	$25,870	$(7,281)	$6,790	$19,660
Other	5,687	(567)	1,970	—	1,300	2,984

	$64,275	$12,982	$27,840	$(7,281)	$8,090	$22,644

In May 2008, our board of directors announced a cash offer to acquire all of the issued or to be issued ordinary shares of Flomerics Group, PLC (Flomerics), a publicly traded company headquartered in Surrey, United Kingdom. Flomerics was a market leader in the computer simulation of mechanical engineering design processes including heat transfer and fluid flow simulation. On July 9, 2008, we obtained greater than 50% of the then outstanding ordinary shares of Flomerics and we began including Flomerics in our results of operations. As of January 31, 2009, we had acquired all of the outstanding or to be outstanding, ordinary shares of Flomerics. The identifiable intangible assets of Flomerics consist of purchased technology of $17,870 and other identified assets of $8,000. The goodwill created by the transaction is not deductible for tax purposes.

Other acquisitions for the nine months ended October 31, 2008 consisted of a privately-held company we acquired for cash, which was not individually material.

The separate results of operations for the acquisitions during the three and nine months ended October 31, 2009 and 2008 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

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

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of a year or less which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs. During the nine months ended October 31, 2009, we entered into 15 new foreign currency option contracts, with a total gross notional value of $81,492 and 126 new foreign currency forward contracts, with a total gross notional value of $566,881.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income (expense), net in the Condensed Consolidated Statement of Operations. We noted no such instance during the nine months ended October 31, 2009 or 2008.

The fair values and balance sheet presentation of our derivative instruments as of October 31, 2009 are summarized as follows:

As of October 31, 2009	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Cash flow forwards	Other receivables	$1,607	$(409)
Derivatives not designated as hedging instruments
Non-designated forwards	Other receivables	478	(1,219)

Total derivatives		$2,085	$(1,628)

We had foreign currency exchange contracts outstanding with a gross notional value of $285,427 as of October 31, 2009. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

By using derivative instruments, we subject ourselves to credit risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally when the fair value of our derivative contracts is in a net asset position, the counterparty owes us, thus creating a receivable risk. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, as such, we do not expect material losses as a result of default by our counterparties.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the nine months ended October 31, 2009 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$5,832	Revenues	$(2,009)	Other income (expense), net	$152
		Operating expenses	1,312
Cash flow options	13	Revenues	(311)	Other income (expense), net	(5)
		Operating expenses	(841)

Total	$5,845		$(1,849)		$147

Included in the gain on cash flow forwards of $152 recognized in Other income (expense), net was a gain of $149 related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income as of October 31, 2009 of $712, after tax effect, represents a net unrealized gain on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income for the nine months ended October 31, 2009 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other income (expense), net	$9,529

(7)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	October 31, 2009	January 31, 2009
Senior revolving credit facility	$—	$20,000
Collections of previously sold accounts receivable	3,099	12,550
Other borrowings	4,430	4,448

Short-term borrowings	$7,529	$36,998

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15,000, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $112 for the three months ended October 31, 2009 and $296 for the nine months ended October 31, 2009 compared to $89 for the three months ended October 31, 2008 and $259 for the nine months ended October 31, 2008. This revolving credit facility contains certain financial and other covenants, including the following:

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

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 2.20;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

•

Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 47.5% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility prevents us from paying dividends.

We were in compliance with all financial covenants as of October 31, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

During the nine months ended October 31, 2009, we did not borrow any amount under the revolving credit facility. As of October 31, 2009, we had no balance outstanding against this revolving credit facility, as compared to an outstanding balance of $20,000 as of January 31, 2009. The interest rate was 3.25% as of October 31, 2009 and January 31, 2009.

Short-term borrowings include $3,099 as of October 31, 2009 and $12,550 as of January 31, 2009 which represent amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions during the quarter following the period end.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed. Other short-term borrowings outstanding under these facilities were $4,430 as of October 31, 2009 and $4,448 as of January 31, 2009.

(8)	Notes Payable—Notes payable consisted of the following:

As of	October 31, 2009	January 31, 2009
6.25% Debentures due 2026	$154,119	$152,068
Floating Rate Debentures due 2023	32,272	36,102

Notes payable	186,391	188,170
Floating Rate Debentures due 2023, current portion	(32,272)	—

Notes payable, long term	$154,119	$188,170

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of October 31, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the nine months ended October 31, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

During the first quarter of fiscal 2010, we adopted the FASB’s new guidance which specifies that issuers of convertible debt that may be settled in cash upon conversion (including partial cash settlement) separately account for the implied liability and equity components of the convertible debt in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance applies to our 6.25% Debentures and requires retrospective application to all periods. The impact of the adoption of this guidance is further described in Note 3. “Change in Accounting.”

The principal amount, unamortized debt discount and net carrying amount of the liability component as well as the carrying amount of the equity component of the 6.25% Debentures are as follows:

As of	October 31, 2009	January 31, 2009
Principal amount	$165,000	$165,000
Unamortized debt discount	(10,881)	(12,932)

Net carrying amount of the liability component	$154,119	$152,068

Equity component	$21,766	$21,766

The remaining unamortized debt discount will be amortized to interest expense using the effective interest method through March 2013.

We recognized the following amounts in Interest expense in the Condensed Consolidated Statements of Operations related to the 6.25% Debentures:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Interest expense at the contractual interest rate	$2,578	$2,578	$7,734	$7,734
Amortization of debt discount	698	642	2,051	1,885

The effective interest rate on the 6.25% Debentures was 8.60% for the three and nine months ended October 31, 2009 and 2008.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.60% for the nine months ended October 31, 2009 and 4.60% for the nine months ended October 31, 2008. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,379 shares as of October 31, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2009, we may redeem some or all of the Floating Rate Debentures for cash at 100.81% of the face amount, with the premium reducing to 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018.

Holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010. Therefore, we reclassified the entire $32,272 of Floating Rate Debentures to short-term.

During the nine months ended October 31, 2009, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,830 for a total purchase price of $3,450. In connection with this purchase, during the nine months ended October 31, 2009, we incurred a before tax net gain on the early extinguishment of debt of $354, which included a $380 discount on the repurchased Floating Rate Debentures and a write-off of $26 of a portion of unamortized deferred debt issuance costs.

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

Income Taxes

As of October 31, 2009, we had a liability of $55,642 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer or a set cap. As of October 31, 2009, we were not aware of any material liabilities arising from these indemnifications.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise from the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess each potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, we base accruals only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

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

The 1987 Non-Employee Directors’ Stock Plan provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. There were 7 restricted shares with a fair market value of $36 issued under this plan during the nine months ended October 31, 2009 and 14 restricted shares with a fair market value of $214 issued under this plan during the nine months ended October 31, 2008. Options granted under this plan are included in the table below.

We issued 285 options with a weighted average exercise price of $9.19 in exchange for LogicVision’s options during the three months ended October 31, 2009.

As of October 31, 2009, a total of 6,649 shares of common stock were available for future grant under the above stock option and stock plans.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Shares	Price
Balance as of January 31, 2009	20,597	$13.19
Granted	732	$7.72
Exercised	(205)	$6.98
Forfeited	(179)	$9.58
Expired	(1,560)	$13.50

Balance as of October 31, 2009	19,385	$13.06

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of October 31, 2009, 9,516 shares remain available for future purchase under the ESPPs.

Stock-Based Compensation Expense

We estimate the fair value of stock options and purchase rights under our ESPPs using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates.

In reaching our determination of expected volatility for options, we include the following elements:

•	Historical volatility of our shares of common stock;

•	Historical volatility of shares of comparable companies;

•	Implied volatility of our traded options; and

•	Implied volatility of traded options of comparable companies.

In reaching our determination of expected volatility for purchase rights under our employee stock plan, we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience.

The weighted average grant date fair values are summarized as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Options granted	$4.05	$4.01	$3.58	$5.50
Restricted stock granted	$—	$—	$5.14	$15.29
ESPP purchase rights	$2.75	$4.95	$2.86	$4.68

The fair value calculations used the following assumptions:

	Three months ended October 31,		Nine months ended October 31,
Stock Option Plans	2009	2008	2009	2008
Risk-free interest rate	2.4%	2.9%	2.3% - 3.1%	2.7% - 3.6%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.0	5.0	5.0 - 6.5	5.0 - 6.5
Volatility (range)	45%	45%	45% - 50%	45% - 50%
Weighted average volatility	45%	45%	47%	46%

	Three months ended October 31,		Nine months ended October 31,
Employee Stock Purchase Plans	2009	2008	2009	2008
Risk-free interest rate	0.7%	4.6%	1.1%	4.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25	1.25
Volatility (range)	46% - 49%	34% - 45%	44% - 49%	33% - 45%
Weighted average volatility	47%	43%	47%	43%

LogicVision Options Exchange	Three months ended October 31, 2009		Nine months ended October 31, 2009
Risk-free interest rate		1.6% - 3.2%		1.6% - 3.2%
Dividend yield		0%		0%
Expected life (in years)		3.5 - 8.4		3.5 - 8.4
Volatility (range)		54% - 59%		54% - 59%
Weighted average volatility		57%		57%

(11)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Net loss	$(27,034)	$(78,863)	$(61,256)	$(122,157)

Weighted average common shares used to calculate basic and diluted net loss per share	97,854	92,354	95,636	91,484

Basic and diluted net loss per share	$(0.28)	$(0.85)	$(0.64)	$(1.34)

We excluded from the computation of diluted net loss per share options, warrants, and ESPP purchase rights to purchase 22,246 shares of common stock for the three and nine months ended October 31, 2009 compared to 18,213 for the three and nine months ended October 31, 2008. The options, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net loss per share. We assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the Floating Rate Debentures and the 6.25% Debentures had been dilutive we would have included additional income and additional incremental common shares as shown in the following table.

	Three months ended October 31,		Nine months ended October 31,
Floating Rate Debentures	2009	2008	2009	2008
Additional earnings	$136	$280	$507	$866
Incremental shares	1,379	1,543	1,427	1,543

	Three months ended October 31,		Nine months ended October 31,
6.25% Debentures	2009	2008	2009	2008
Additional earnings	$1,057	$1,057	$1,057	$1,057
Incremental shares (1)	—	—	—	—

(1)	Dilutive net loss would have included no incremental shares for the three and nine months ended October 31, 2009 and 2008 as the stock price was below the conversion rate.

The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”

(12)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Nine months ended October 31,	2009	2008
Net loss	$(61,256)	$(122,157)
Change in unrealized gain (loss) on derivative instruments	7,222	(7,752)
Change in accumulated translation adjustment	16,358	(18,020)
Change in pension liability	(33)	—

Comprehensive loss	$(37,709)	$(147,929)

(13)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Employee severance and related costs	$3,369	$350	$8,996	$9,194
Excess leased facility costs	159	(409)	983	2,547
Acquisition costs	1,231	—	1,769	—
Other costs	1,234	2,273	4,142	3,358

Total special charges	$5,993	$2,214	$15,890	$15,099

Special charges primarily consists of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis.

Employee severance and related costs of $8,996 for the nine months ended October 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 67% of these costs were paid during the nine months ended October 31, 2009. We expect to pay the remainder during the fiscal year ending January 31, 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $983 for the nine months ended October 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Acquisition costs of $1,769 for the nine months ended October 31, 2009 represent legal and other costs related to acquisitions and potential acquisitions. In accordance with the FASB’s revised guidance on business combinations, we expensed acquisition costs in the period in which the costs were incurred for the nine months ended October 31, 2009. Under the FASB’s previous guidance on business combinations, acquisition costs were included in consideration transferred for the acquisition prior to fiscal 2010.

Other special charges for the nine months ended October 31, 2009 included costs of $3,525 related to advisory fees, charges of $566 related to a casualty loss, and other charges of $51.

Employee severance and related costs of $9,194 for the nine months ended October 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,547 for the nine months ended October 31, 2008 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the nine months ended October 31, 2008 included costs of $3,345 related to advisory fees, costs of $93 related to the closure of a division, and other charges of $(80).

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2009:

	Accrued special charges as of January 31, 2009	Charges during the nine months ended October 31, 2009	Payments during the nine months ended October 31, 2009	Accrued special charges as of October 31, 2009 (1)
Employee severence and related costs	$3,183	$8,996	$(8,148)	$4,031
Excess leased facility costs	4,456	983	(1,236)	4,203
Acquisition costs	—	1,769	(1,696)	73
Other costs	692	4,142	(3,417)	1,417

Total accrued special charges	$8,331	$15,890	$(14,497)	$9,724

(1)	Of the $9,724 total accrued special charges as of October 31, 2009, $2,032 represents the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,692 represents the short-term portion of accrued special charges.

(14)

In-Process Research and Development—We incurred $13,985 of in-process research and development charges during the nine months ended October 31, 2008 related to undeveloped technology acquired through a joint development agreement with IBM addressing technological challenges of integrated circuit design at 22 nanometer geometries. We based the value of the charge on the present value of the four year payment obligation as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in our Calibre® product family once development is completed.

Other in-process research and development charges for the three and nine months ended October 31, 2008 relate to acquisitions of businesses. See further discussion of these amounts in Note 5. “Business Combinations.”

(15)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Interest income	$169	$1,099	$824	$4,013
Foreign currency exchange gain (loss)	(688)	1,286	(896)	2,397
Impairment of cost-basis investments	—	—	(113)	—
Equity in losses of unconsolidated entities	(170)	(445)	(738)	(1,088)
Other, net	(315)	(203)	(339)	(493)

Other income (expense), net	$(1,004)	$1,737	$(1,262)	$4,829

(16)	Related Party Transactions—Certain members of our board of directors also serve on the board of directors of certain of our customers. The following table shows revenue recognized from these customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis.

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenue from customers	$7,276	$9,835	$24,721	$36,466
Percentage of total revenue	3.8%	5.3%	4.4%	6.7%

(17)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Nine months ended October 31,	2009	2008
Cash paid, net for:
Interest	$13,477	$14,030
Income taxes	$10,354	$4,840

During the nine months ended October 31, 2009, we acquired all of the outstanding common stock of LogicVision in a non-cash transaction. In exchange for the LogicVision common stock, we issued common stock with an acquisition date fair value of $14,289. Also included in the consideration given for the LogicVision acquisition was $1,063 for the fair value of LogicVision outstanding stock options attributed to the pre-acquisition service, exchanged for our stock options. Total non-cash consideration given for the acquisition of LogicVision was $15,352.

(18)	Segment Reporting—We operate exclusively in the electronic design automation industry. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We sell and license our products through our direct sales force in North America, Europe, Japan, and the Pacific Rim and through distributors where third parties can extend our sales reach more effectively or efficiently. Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated information by geographic region.

We eliminate all intercompany revenues and expenses in computing Revenues, Operating loss, and Loss before income tax. The corporate component of Operating loss represents research and development, corporate marketing and selling, corporate general and administration, other general expense (income), net, special charges, and in-process research and development charges. Geographic information is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues:
North America	$79,432	$76,210	$242,371	$212,325
Europe	45,078	62,283	140,741	173,847
Japan	31,118	20,709	81,051	89,143
Pacific Rim	33,568	25,650	101,429	71,148

Total revenues	$189,196	$184,852	$565,592	$546,463

Operating loss:
North America	$45,759	$40,812	$136,272	$107,900
Europe	24,706	35,909	77,376	90,008
Japan	21,154	10,852	51,494	59,086
Pacific Rim	25,331	18,599	75,259	50,616
Corporate	(124,218)	(131,514)	(365,312)	(393,524)

Total operating loss	$(7,268)	$(25,342)	$(24,911)	$(85,914)

Loss before income tax:
North America	$41,257	$36,678	$123,438	$96,639
Europe	23,805	36,923	75,684	91,918
Japan	21,188	10,837	51,502	59,057
Pacific Rim	25,311	18,582	75,256	50,777
Corporate	(124,218)	(131,514)	(365,312)	(393,524)

Total loss before income tax	$(12,657)	$(28,494)	$(39,432)	$(95,133)

No single customer accounted for 10% or more of total revenues for the three or nine months ended October 31, 2009 or 2008.

As of	October 31, 2009	January 31, 2009
Property, plant, and equipment, net:
North America	$71,539	$72,419
Europe	18,545	20,913
Japan	1,383	2,278
Pacific Rim	4,454	5,381

Total property, plant, and equipment, net	$95,921	$100,991

Goodwill:
North America	$415,118	$403,502
Europe	34,909	33,492
Japan	1,430	1,454
Pacific Rim	2,830	2,773

Total goodwill	$454,287	$441,221

Total assets:
North America	$730,957	$741,244
Europe	284,949	328,153
Japan	88,924	77,286
Pacific Rim	29,193	39,387

Total assets	$1,134,023	$1,186,070

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues:
IC Design to Silicon	$57,587	$54,281	$206,477	$173,769
Functional Verification	37,680	43,074	126,785	129,818
Integrated System Design	56,139	51,634	135,579	129,691
New & Emerging Products	24,995	18,668	60,300	63,358
Services & Other	12,795	17,195	36,451	49,827

Total revenues	$189,196	$184,852	$565,592	$546,463

(19)	Subsequent Events—We have evaluated subsequent events from November 1, 2009 to our filing date of December 7, 2009. Subsequent to the quarter ended October 31, 2009, an administrator for an insolvent and out of business customer in a foreign jurisdiction requested a cash refund of approximately $5,000 on an executed contract. We have evaluated the request and believe it is without merit. We further believe that the likelihood of an unfavorable outcome for us is remote at this time. The financial statements presented in this Form 10-Q have not been adjusted for this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The semiconductor industry is particularly vulnerable in this economy as several of the largest companies lack the balance sheet strength that they have historically carried into recessions. Consistent with our revenue recognition policy, when individual customer credit worthiness declines to a level where we do not consider collectibility probable, we convert new transactions from up-front revenue recognition to cash-based revenue recognition and we may be required to modify the payment terms to meet the customer’s ability to pay. Our top ten accounts make up approximately 40% of our receivables, including both short and long-term balances, and we have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 90 days past due, and continue to experience no difficulty in factoring our receivables.

Bad debt expense recorded for the first three quarters of fiscal 2010 was not material. However, we do have exposures within our receivables portfolio to some of the larger semiconductor companies with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

We rely on smaller dollar contracts for a material portion of our business. During fiscal 2009, we experienced a decline in these transactions, which we believe contributed to a decline in our revenue for fiscal 2009. For the first three quarters of fiscal 2010, we continued to see a lower contribution from these accounts and the timing and extent of recovery is unknown.

We noted a decline in service and support revenues in the first three quarters of fiscal 2010. A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. In the third quarter of fiscal 2010, we continued to see a leveling off in the rate of declined software maintenance renewals. In addition, we saw a decline in consulting and training revenues in the first three quarters of fiscal 2010. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness.

Bookings during the first nine months of fiscal 2010 improved by approximately 15% compared to the first nine months of fiscal 2009. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the nine months ended October 31, 2009 accounted for approximately 50% of total system and software bookings compared to approximately 40% for the nine months ended October 31, 2008. The number of new customers during the nine months ended October 31, 2009, excluding PADS (our ready to use printed circuit board design tools) and our Flomerics Group, PLC (Flomerics) mechanical analysis tools, decreased approximately 35% from the levels experienced during the nine months ended October 31, 2008.

Product Developments

During the nine months ended October 31, 2009, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products in the first three quarters of fiscal 2010 that we believe have the potential for widespread customer adoption and may have a favorable impact on future periods. During the nine months ended October 31, 2009, we did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets, long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For a discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended January 31, 2009.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
System and software revenues	$106,344	9%	$97,312	$325,646	12%	$289,985
System and software gross margin	$100,289	12%	$89,936	$299,315	12%	$267,741
Gross margin percent	94%		92%	92%		92%
Service and support revenues	$82,852	(5%)	$87,540	$239,946	(6%)	$256,478
Service and support gross margin	$61,438	(3%)	$63,190	$176,811	(3%)	$182,756
Gross margin percent	74%		72%	74%		71%
Total revenues	$189,196	2%	$184,852	$565,592	4%	$546,463
Total gross margin	$161,727	6%	$153,126	$476,126	6%	$450,497
Gross margin percent	85%		83%	84%		82%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
Upfront license revenues	$87,381	13%	$77,544	$271,432	19%	$228,735
Ratable license revenues	18,963	(4%)	19,768	54,214	(11%)	61,250

Total system and software revenues	$106,344	9%	$97,312	$325,646	12%	$289,985

We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues are comprised of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of the license term. We categorize term licenses where collectibility is not probable and revenue is recognized on a cash basis as ratable license revenues. Additionally, ratable license revenues also include short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fee revenues from the accretion of the discount of long-term installment receivables.

Our top ten customers accounted for approximately 55% of total System and software revenues for the three months ended October 31, 2009 compared to approximately 50% for the three months ended October 31, 2008. For the nine months ended October 31, 2009, our top ten customers accounted for approximately 50% of total System and software revenues compared to approximately 40% for the nine months ended October 31, 2008. For the three and nine months ended October 31, 2009 and 2008, no single customer accounted for 10% or more of Total revenues. Sales of product associated with our acquisitions in fiscal 2009 and fiscal 2010 resulted in increases in System and software revenues of $8.1 million for the nine months ended October 31, 2009.

Foreign currency had an overall favorable impact of $2.2 million on our revenues during the three months ended October 31, 2009 compared to the three months ended October 31, 2008, primarily as a result of the strengthening of the Japanese yen against the U.S. dollar, partially offset by the weakening of the euro and British pound against the U.S. dollar. Foreign currency had an overall negative impact of $1.2 million on our revenues during the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008, primarily as a result of a weakening of the euro and British pound against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar.

System and software gross margin percent increased for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 primarily due to decreased amortization of purchased technology and a reduction in facilities and infrastructure expenses as well as increased software product revenues.

Amortization of purchased technology to System and software cost of revenues was $3.1 million for the three months ended October 31, 2009 and $9.0 million for the nine months ended October 31, 2009 compared to $3.8 million for the three months ended October 31, 2008 and $9.0 million for the nine months ended October 31, 2008. We amortize purchased technology costs over two to five years. The decrease in amortization for the three months ended October 31, 2009 was primarily due to certain purchased technology being fully amortized during fiscal 2009.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand while support services operate under a less variable cost structure resulting in improved margins as revenue increases. The decrease in revenues for the three and nine months ended October 31, 2009 as compared to the three and nine months ended October 31, 2008 was primarily the result of the softening of the global economy as our customers scaled back on annual maintenance renewals and purchases of outsourced services. The decrease for the nine months ended October 31, 2009 was partially offset by increased Service and support revenues of $6.4 million resulting from our acquisitions during fiscal 2010 and 2009.

Service and support gross margin percent increased for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 primarily due to cost reductions of $2.9 million, including reductions in outside service costs and headcount-related costs. These improvements to costs were partially offset by the impact of lower revenues of $4.7 million.

Service and support gross margin percent increased for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008 primarily due to cost reductions of $10.6 million, including reductions in outside service costs, headcount-related costs, travel costs, and favorable foreign currency movements. These improvements to costs were partially offset by the impact of lower revenues of $16.5 million.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
North America	$79,432	4%	$76,210	$242,371	14%	$212,325
Europe	45,078	(28%)	62,283	140,741	(19%)	173,847
Japan	31,118	50%	20,709	81,051	(9%)	89,143
Pacific Rim	33,568	31%	25,650	101,429	43%	71,148

Total revenue	$189,196	2%	$184,852	$565,592	4%	$546,463

For the nine months ended October 31, 2009, approximately one-third of European and almost all Japanese revenues were subject to exchange fluctuations as they were booked in local currencies. For the nine months ended October 31, 2008, approximately one-fourth of European and ninety percent of Japanese revenues were subject to exchange rate fluctuation. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. The effects of exchange rate differences from foreign currencies to the U.S. dollar favorably impacted revenues by 1% for the three months ended October 31, 2009 and minimally impacted revenues for the nine months ended October 31, 2009.

For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see discussion under the heading, “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk.”

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
Research and development	$64,293	(1%)	$65,146	$187,427	(3%)	$193,779
Marketing and selling	73,093	(5%)	76,688	221,124	(2%)	226,135
General and administration	22,702	(7%)	24,333	67,468	(6%)	71,493
Other general expense (income), net	118	(30%)	168	574	313%	(269)
Amortization of intangible assets	2,796	(11%)	3,129	8,554	6%	8,099
Special charges	5,993	171%	2,214	15,890	5%	15,099
In-process research and development	—	(100%)	6,790	—	(100%)	22,075

Total operating expenses	$168,995	(5%)	$178,468	$501,037	(7%)	$536,411

Research and Development

Research and development expenses decreased by $0.9 million for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, and by $6.4 million for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008. The components of these decreases are summarized as follows (in millions):

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$(0.5)	$(5.9)
Travel expenses	(0.5)	(1.9)
Outside services expenses	0.1	(1.3)
Depreciation expenses	(0.6)	(0.5)
Increased expenses due to business acquisitions	1.6	3.8
Other expenses	(1.0)	(0.6)

Total change in research and development expenses	$(0.9)	$(6.4)

Marketing and Selling

Marketing and selling expenses decreased by $3.6 million for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 and by $5.0 million for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008. The components of these decreases are summarized as follows (in millions):

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$1.8	$(1.0)
Travel expenses	(1.4)	(5.0)
Marketing and advertising expenses	(1.0)	(2.8)
Depreciation expenses	(0.9)	(1.4)
Increased expenses due to business acquisitions	0.4	6.1
Bad debt expenses	(1.2)	0.5
Other expenses	(1.3)	(1.4)

Total change in marketing and selling expenses	$(3.6)	$(5.0)

General and Administration

General and administration expenses decreased by $1.6 million for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 and by $4.0 million for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008. The components of these decreases are summarized as follows (in millions):

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$1.0	$0.3
Travel expenses	(0.4)	(0.9)
Stock based compensation	(0.4)	(0.8)
Facilities and infrastructure related costs	(1.1)	(2.1)
Other expenses	(0.7)	(0.5)

Total change in general and administration expenses	$(1.6)	$(4.0)

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance improves and when currencies strengthen, our operating expense performance is adversely affected. For the three months ended October 31, 2009 compared to the three months ended October 31, 2008, we experienced favorable currency movements of $4.5 million in total operating expenses. For the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008, we experienced favorable currency movements of $21.9 million in total operating expenses. The impact of these favorable currency movements is reflected in the movements in operating expenses detailed above.

Other General Expense (Income), Net

Other general expense (income), net represents the loss or gain on the sale of qualifying receivables to certain financing institutions on a non-recourse basis. The increase in expense from the nine months ended October 31, 2008 to the nine months ended October 31, 2009 was primarily due to higher discount rates charged against factored receivables and a decrease in the amount of receivables sold.

Amortization of Intangible Assets

For the three months ended October 31, 2009 compared to the three months ended October 31, 2008, the decrease in amortization of intangible assets was primarily due to certain intangible assets being fully amortized during fiscal 2009.

For the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008, the increase in amortization of intangible assets was primarily due to an increase in amortization of certain intangible assets acquired as a result of our Flomerics acquisition of approximately $0.8 million.

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
Employee severance and related costs	$3,369	863%	$350	$8,996	(2%)	$9,194
Excess leased facility costs	159	139%	(409)	983	(61%)	2,547
Acquisition costs	1,231	100%	—	1,769	100%	—
Other costs	1,234	(46%)	2,273	4,142	23%	3,358

Total special charges	$5,993	171%	$2,214	$15,890	5%	$15,099

Special charges primarily consists of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $3.4 million for the three months ended October 31, 2009 and $9.0 million for the nine months ended October 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 67% of the year to date costs were paid during the nine months ended October 31, 2009. We expect to pay the remainder during the fiscal year ending January 31, 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.2 million for the three months ended October 31, 2009 and $1.0 million for the nine months ended October 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Acquisition costs of $1.2 million for the three months ended October 31, 2009 and $1.8 million for the nine months ended October 31, 2009 represent legal and other costs related to acquisitions and potential acquisitions. . In accordance with the Financial Accounting Standards Board’s (FASB) revised guidance on business combinations, we expensed acquisition costs in the period in which the costs were incurred for the nine months ended October 31, 2009. Under the FASB’s previous guidance on business combinations, acquisition costs were included in consideration transferred for the acquisition prior to fiscal 2010.

Other special charges for the three months ended October 31, 2009 included costs of $1.2 million related to advisory fees. Other special charges for the nine months ended October 31, 2009 included costs of $3.5 million related to advisory fees and charges of $0.6 million related to a casualty loss.

Employee severance and related costs of $0.4 million for the three months ended October 31, 2008 and $9.2 million for the nine months ended October 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which were individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2009. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $(0.4) million for the three months ended October 31, 2008 and $2.5 million for the nine months ended October 31, 2008 were primarily due to the abandonment of leased facilities and change in the estimate of sublease income for previously abandoned leased facilities.

Other special charges of $2.3 million for the three months ended October 31, 2008 and $3.4 million for the nine months ended October 31, 2008 related to advisory fees.

Targeted Reductions for Fiscal 2010

For fiscal 2010, as part of our planning process we targeted $35.0 million of reductions (inclusive of beneficial foreign currency movements) to our prior year base operating expenses in Research and development, Marketing and selling, and General and administration. We identified and put in action a series of programs to reduce costs. Travel has been sharply restricted. We have frozen wages, curtailed hiring, and selectively reduced employee compensation and benefits. We reduced headcount during the nine months ended October 31, 2009.

Base operating expenses (Research and development, Marketing and selling, and General and administration) were down approximately 4% for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 and approximately 3% for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008 as a result of our cost reduction programs and favorable currency movements of approximately $4.5 million for the three months ended October 31, 2009 and $21.9 million for the nine months ended October 31, 2009. These benefits were net of increased costs of operating businesses acquired in fiscal 2010 and 2009.

We have operations in foreign jurisdictions where the U.S. dollar has strengthened relative to the prior year. Our planned cost savings assume continued strengthening of the U.S. dollar in most foreign jurisdictions compared to fiscal 2009 levels.

During the nine months ended October 31, 2009, we recognized savings from actions taken in the first half of fiscal 2010 associated with employee rebalances included in Special charges. We expect to continue to recognize reduced employee expenses in the remainder of fiscal 2010 as a result of actions taken during the nine months ended October 31, 2009.

Our targeted cost reductions for fiscal 2010 did not contemplate an increase in costs resulting from completed and potential acquisitions which we may or may not successfully complete in fiscal 2010. Accordingly, the operating costs of businesses acquired in fiscal 2010 could reduce our targeted cost savings.

In-process Research and Development

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
In-process research and development	$—	(100%)	$6,790	$—	(100%)	$22,075

Prior to adopting the FASB authoritative guidance on business combinations in February 2009, in-process research and development was expensed to Operating expenses in our Condensed Consolidated Statement of Operations upon acquisition. Effective upon the adoption of the revised guidance, in-process research and development is capitalized as an Intangible asset as part of the purchase price allocation. Upon completion of the project, the in-process research and development will be amortized over the life of the product to Cost of revenues. Alternatively, if it is unlikely the project will be completed, the in-process research and development costs will be expensed as Operating expense.

In-process research and development of $6.8 million for the three months ended October 31, 2008 is the result of the Flomerics acquisition. In-process research and development of $22.1 million for the nine months ended October 31, 2008 includes $1.3 million for the Ponte Solutions, Inc. (Ponte) acquisition, $6.8 million for the Flomerics acquisition, and $14.0 million resulting from undeveloped technology acquired through a joint development agreement with IBM. The projects included in in-process research and development for the nine months ended October 31, 2008 are summarized as follows:

Acquisition	Project	Discount Rate	Expected Commercial Feasibility
Flomerics	Next Generation FLOTHERM	22%	Fiscal 2012
	Next Generation FLOVENT	22%	Fiscal 2012
	Next Generation MicReD	22%	Fiscal 2011
Ponte	Litho-Etch	18%	January 2010

We based the value of the Ponte and Flomerics in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Ponte and Flomerics in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate to reflect the present value and the risk associated with the development of technology.

We based the value of the undeveloped technology acquired through the 22 nm joint development agreement with IBM on the present value of the four year payment stream as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in our Calibre® product family once development is completed. The product release date has yet to be determined.

The risks associated with the acquired research and development are considered high, and no assurance can be made that any resulting products will generate any benefit or meet market expectations.

Other Income (Expense), Net

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
Interest income	$169	(85%)	$1,099	$824	(79%)	$4,013
Foreign currency exchange gain (loss)	(688)	(153%)	1,286	(896)	(137%)	2,397
Impairment of cost-basis investments	—	0%	—	(113)	(100%)	—
Equity in losses of unconsolidated	(170)	62%	(445)	(738)	32%	(1,088)
Other, net	(315)	(55%)	(203)	(339)	31%	(493)

Other income (expense), net	$(1,004)	(158%)	$1,737	$(1,262)	(126%)	$4,829

The decrease in interest income for the three and nine months ended October 31, 2009 compared to the three and nine months ended October 31, 2008 was primarily due to the decrease of interest earned on our cash, cash equivalents, and short-term investments of $0.4 million for the three months ended October 31, 2009 and $1.7 million for the nine months ended October 31, 2009. These decreases resulted from a decrease in the amount of cash held in interest bearing accounts and a decrease in the interest rates on interest bearing accounts. Additionally, interest income decreased as a result of a decrease on the time value of foreign currency contracts of approximately $0.5 million for the three months ended October 31, 2009 and approximately $1.5 million for the nine months ended October 31, 2009.

The decrease in foreign currency exchange gain (loss) for the three and nine months ended October 31, 2009 compared to the three and nine months ended October 31, 2008 was primarily due to unfavorable movements of exchange rates on certain balance sheet positions in Europe.

Interest Expense

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
Interest expense	$4,385	(10%)	$4,889	$13,259	(6%)	$14,048

The decrease in interest expense for the three months ended October 31, 2009 compared to the three months ended October 31, 2008 was primarily due to the decrease in interest expense for the time value of foreign currency contracts of approximately $0.3 million and a decrease of interest expense on our Floating Rate Debentures due 2023 of $0.2 million for the three months ended October 31, 2009.

The decrease in interest expense for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008 was primarily due to the decrease in interest expense on our Floating Rate Debentures due 2023 of $0.6 million for the nine months ended October 31, 2009.

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2009	Change	2008	2009	Change	2008
Income tax expense	$14,377	(71%)	$50,369	$21,824	(19%)	$27,024

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

We expect to incur tax expense for the year ending January 31, 2010, even though we project a net loss for the full fiscal year. This is primarily because we expect to record a net profit from international operations, thereby incurring expense while we anticipate losses in the U.S. Any tax benefit in the U.S. will generally be offset by an increase in the valuation allowance on U.S. deferred tax assets. This inability to utilize the benefit of our U.S. losses is the primary reason for our expected negative tax rate for fiscal 2010. For the nine months ended October 31, 2009, our effective tax rate was (55%) after considering period specific items totaling $4.2 million of tax benefit. Our effective tax rate for the nine months ended October 31, 2009 without period specific items was (66%). For fiscal 2010, we project a (48%) effective tax rate, with the inclusion of period specific items. This differs from tax computed at the U.S. federal statutory rate primarily due to:

•	Projected U.S. losses for which no tax benefit will be recognized; and

•	Withholding taxes in certain foreign jurisdictions.

These differences are partially offset by:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	The application of tax incentives for research and development in certain jurisdictions.

Our current projected tax rate for fiscal 2010 of (48%) changed from the annual tax rate forecasted at the end of the second quarter of (34%). This change is principally due to a decrease in our projected losses before income taxes for fiscal 2010. Due to the negative rate, our current forecast of profit before income taxes in the fourth quarter of fiscal 2010 should result in an income tax benefit for the fourth quarter. Our current projected tax rate for fiscal 2010 could change significantly if actual results differ from our current outlook-based projections.

We have not provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries because they are considered permanently re-invested outside of the U.S. If repatriated, some of these earnings would generate foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend.

We determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Consistent with prior years, we recorded valuation allowances in fiscal 2009 and expect to continue to record valuation allowances in fiscal 2010 against the portion of those net deferred tax assets for which realization is uncertain. Valuation allowances relating to non-U.S. taxing jurisdictions were based on historical earnings patterns, which indicated uncertainty that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis. On November 6, 2009, The Worker, Homeownership, and Business Assistance Act of 2009

was enacted. Section 13 of the Act amends section 172(b)(1)(H) and 810(b) of the Internal Revenue Code to allow taxpayers the option to elect to carry back an applicable Net Operating Loss for a period of up to 5 years. We are currently evaluating the impact of this Act on our consolidated financial statements.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions; in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. In the U.S., the statute of limitations remains open for fiscal years 2002 and forward. We are currently under examination in various jurisdictions, including the U.S. The examinations are in different stages and timing of their resolution is difficult to predict. The examination in the U.S. by the Internal Revenue Service (IRS) pertains to our 2002, 2003, and 2004 tax years. In March 2007, the IRS issued a Revenue Agent’s Report for 2002 through 2004 in which adjustments were asserted totaling $146.6 million of additional taxable income. The adjustments primarily concern transfer-pricing arrangements related to intellectual property rights acquired in acquisitions that were transferred to a foreign subsidiary. Although we continue to contest the adjustments with the Appeals Office of the IRS, we have reached a tentative settlement. The settlement is generally consistent with our reserve posture, and due to our valuation allowance position in the U.S., we do not expect any significant financial statement impact once this matter is effectively settled. The statute of limitations remains open for years on and after 2004 in certain foreign jurisdictions.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to tax positions taken for the current year. It is reasonably possible that unrecognized tax positions may decrease from $0 to $21 million due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A significant portion of reserves, which could settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.

As of October 31, 2009, we had cash and cash equivalents of $84.7 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

The invested cash is held in interest bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

However, capital markets have been volatile, and we cannot assure you that we will be able to raise debt or equity capital on acceptable terms, if at all.

Nine months ended October 31,	2009	2008
Cash provided by operating activities	$32,954	$5,069
Cash used in investing activities	$(19,901)	$(82,014)
Cash provided by (used in) financing activities	$(22,776)	$40,126

Cash flow is expected to be approximately $15.0 million for the fourth quarter of fiscal 2010. Cash flow from operations is expected to be approximately $45.0 to $50.0 million.

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

Trade Accounts and Term Receivables

As of	October 31, 2009	January 31, 2009
Trade accounts receivable, net	$241,859	$272,852
Term receivables, long-term	$146,167	$146,682
Average days sales outstanding in short-term receivables	115 days	101 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	37 days	50 days

The increase in the average days sales outstanding in short-term receivables, net for the three months ended October 31, 2009 compared to the three months ended January 31, 2009 was due to a decrease in revenue. The decrease in Trade accounts receivable, net as of October 31, 2009 compared to January 31, 2009 was due to decreased billings and improved collections.

The current portion of term receivables was $164.9 million as of October 31, 2009 and $139.1 as of January 31, 2009. The decrease in average days sales outstanding excluding the current portion of term receivables was due to improved collections during the three months ended October 31, 2009 compared to the three months ended January 31, 2009.

The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services, although the impact of current economic conditions on our customers could affect this performance. The increase in total term receivables from $285.8 million as of January 31, 2009 to $311.0 million as of October 31, 2009 was primarily due to the timing of billings during the three months ended October 31, 2009 compared to the three months ended January 31, 2009.

We have entered into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $23.5 million for the nine months ended October 31, 2009 compared to $41.8 million for the nine months ended October 31, 2008. We have not set a target for the sale of accounts receivable for the remainder of fiscal 2010.

Accrued Payroll and Related Liabilities

As of	October 31, 2009	January 31, 2009
Accrued payroll and related liabilities	$70,554	$65,687

The increase in Accrued payroll and related liabilities is primarily due to an increase in withholdings related to our employee stock purchase programs (ESPPs). The ESPPs generally provide for purchases on January 1 and July 1 of each year. The increase compared to January 31, 2009 is due to additional withholdings related to the timing of the purchases.

Investing Activities

Excluding short-term investments, cash used in investing activities for the nine months ended October 31, 2009 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment decreased to $18.0 million for the nine months ended October 31, 2009 compared to $33.9 million for the nine months ended October 31, 2008. The expenditures for property, plant, and equipment for the nine months ended October 31, 2009 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2010 to be approximately $30.0 million.

We plan to finance our continued investments in property, plant, and equipment using cash. We plan to finance our continued investments in business acquisitions through a combination of cash and common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings under the revolving credit facility.

Financing Activities

For the nine months ended October 31, 2009, cash used in financing activities consisted primarily of repayments of our notes payable and revolving credit facility. We repaid $20 million under the revolving credit facility and $3.5 million for the repurchase of notes payable.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

In March 2006, we issued $200.0 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9.2 million shares as of October 31, 2009. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 thousand principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 thousand or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1 thousand, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the nine months ended October 31, 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165.0 million remains outstanding.

Floating Rate Debentures due 2023

In August 2003, we issued $110.0 million of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 2.60% for the nine months ended October 31, 2009. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1.4 million shares as of October 31, 2009. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 100.81% of the face amount, with the premium reducing to 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the nine months ended October 31, 2009, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3.8 million at a discount. As a result, a principal amount of $32.3 million is outstanding as of October 31, 2009.

Holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010. Therefore, we reclassified the entire $32.3 million of Floating Rate Debentures to short-term. We expect to retire that obligation from cash on hand and our unused revolving credit facility.

Revolving Credit Facility

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that replaced an existing three-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120.0 million to $140.0 million and retained an option to increase it by an additional $10.0 million in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15.0 million, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $112 thousand for the three months ended October 31, 2009 and $296 thousand for the nine months ended October 31, 2009 compared to $89 thousand for the three months ended October 31, 2008 and $259 thousand for the nine months ended October 31, 2008. This revolving credit facility contains certain financial and other covenants, including the following:

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

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 2.20;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

•

Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 47.5% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility prevents us from paying dividends.

We were in compliance with all financial covenants as of October 31, 2009. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility. The declaration of an event of default could have a material adverse effect on our financial condition. We could also find it difficult to obtain other lines of credit or credit facilities on comparable terms.

We did not borrow any amounts under the revolving credit facility and we repaid $20.0 million during the nine months ended October 31, 2009. As of October 31, 2009, we had no balance outstanding against the revolving credit facility. The interest rate was 3.25% as of October 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2010

We expect revenues for the fourth quarter of fiscal 2010 to be approximately $230 million with a net income per share for the same period of approximately $0.33. We expect revenues for fiscal 2010 to be approximately $795 million with a net loss per share for the same period of $(0.28).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All numerical references in tables are in thousands, except for interest rates and contract rates.

Interest Rate Risk

We are exposed to interest rate risk primarily through our investment portfolio, short-term borrowings, and notes payable. We do not hold or issue derivative financial instruments for speculative or trading purposes.

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2009. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$29,450	0.12%
Short-term investments – fixed rate	7	6.73%

Total fixed rate interest bearing instruments	$29,457	0.12%

We had convertible subordinated debentures with a principal balance of $165.0 million outstanding with a fixed interest rate of 6.25% as of October 31, 2009. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures with a principal balance of $32.3 million outstanding with a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65% as of October 31, 2009. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.3 million.

As of October 31, 2009, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. As of October 31, 2009, we had no balance outstanding against this revolving credit facility.

We had other short-term borrowings of $4.4 million outstanding as of October 31, 2009 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow. If the interest rates on the variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by less than $0.1 million.

Foreign Currency Risk

We transact business in various foreign currencies and have established a foreign currency hedging program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term foreign currency exchange contracts, with a duration period of a year or less. We enter into contracts with counterparties who are major financial institutions and, as such we do not expect material losses as a result of defaults by our counterparties. We do not hold or issue derivative financial instruments for speculative or trading purposes.

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

As of	October 31, 2009		January 31, 2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Option Contracts:
Euro	$29,511	0.75	$97,475	0.66
Japanese yen	22,348	102.38	60,837	110.68
British pound	10,966	0.64	31,032	0.52

Total option contracts	$62,825		$189,344

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

As of	October 31, 2009		January 31, 2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$80,888	0.68	$56,081	0.75
Japanese yen	63,253	91.28	45,300	94.46
British pound	17,657	0.62	13,696	0.65
Swedish krona	15,122	6.97	7,345	8.18
Indian rupee	9,530	46.24	8,852	48.80
Taiwan dollar	8,291	32.08	7,221	33.37
Korean won	7,965	1,157.80	1,494	1,376.00
Canadian dollar	4,172	1.04	4,152	1.25
Israeli shekels	3,657	3.70	1,645	3.82
Swiss franc	3,600	1.02	3,128	1.12
Other	8,467	—	6,080	—

Total forward contracts	$222,602		$154,994

Item 4.	Controls and Procedures

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The global economy continues to be weak, with continuing uncertainty in the credit markets and banking systems, reduced capital spending, and significant job losses. A limited number of our customers are also experiencing liquidity concerns, business insolvencies, and bankruptcies. This volatility and uncertainty about future economic conditions could adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. We cannot predict the duration of the global economic downturn or subsequent recovery.

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

We typically generate about half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates could have an adverse impact on us. In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights.

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

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the carrying value of a reporting unit exceeds its estimated fair value. Long-lived assets and amortizable intangible assets are tested for impairment when events or circumstances arise indicating that their carrying value may not be recoverable. An impairment charge is only deemed to have occurred if the sum of the forecasted undiscounted net cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As of October 31, 2009, we had a goodwill balance of $454.3 million and intangible assets of $30.8 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment or events or circumstances that would require us to test for impairment. Any impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization below the carrying value of our reporting units would result in the need for us to test for impairment if we determine that the decline is sustained. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our share price and market capitalization will not result in an impairment of goodwill and the recognition of a material impairment charge in future periods, which could have a material adverse effect on our financial condition and results of operations.

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

We have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we may generally take legal action to recover amounts owed, if warranted. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses, particularly in the current troubled economic environment. Though we have not, to date, experienced a material level of defaults or renegotiated a material level of pre-existing contractual commitments, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations. These risks may be exacerbated by the global economic downturn because our revenue forecasts assume: (i) customers whose payments are recognized as revenue only when paid will make future payments as scheduled, and (ii) customers whose credit ratings and financial circumstances have deteriorated since we originally booked contracts with them will make future payments as scheduled.

Customer payment defaults could adversely affect our timing of revenue recognition.

We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material impact on our results.

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

We have a lengthy sales cycle that generally extends between three and six months. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. In addition, sales of our products and services is sometimes discretionary and may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes.

Disruptions of our indirect sales channel could affect our future operating results.

Our indirect sales channel is comprised primarily of independent distributors. Our relationships with these distributors are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with distributors were terminated, if our relationships with distributors were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant distributor, or if the financial condition of our distributors were to weaken. In addition, we recently changed from a territory-based sales organization to an account-based organization with an increased emphasis upon our distributors. If this transition takes longer than expected to fully implement, it could adversely affect our financial results.

Any loss of our leadership position in certain segments of the EDA market could harm our business.

The industry in which we compete is characterized by very strong leadership positions in specific segments of the EDA market. For example, one company may have a large percentage of sales in the physical verification segment of the market while another may have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from niche areas in which we are the leader. Conversely, it is difficult for us to achieve significant profits in niche areas where other companies are the leaders. If for any reason we lose our leadership position in a niche, we could be materially adversely impacted.

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

Our use of “open source” software could negatively impact our ability to sell our products and subject us to possible litigation.

The products or technologies we acquire, license or develop may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation of many of the terms of these types of licenses. As a result, the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies, such as requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on the origin of the software.

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

We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry, and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

•	Be time-consuming, costly, and result in litigation;

•	Divert management’s time and attention from developing our business;

•	Require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	Require us to stop selling or to redesign certain of our products;

•	Require us to release source code to third parties, possibly under open source license terms;

•	Require us to satisfy indemnification obligations to our customers; or

•	Otherwise adversely affect our business, results of operations, financial condition, or cash flows.

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

Oregon law may have anti-takeover effects.

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

As of October 31, 2009, we had $204.8 million of outstanding indebtedness, which includes $32.3 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165.0 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $7.5 million in short-term borrowings. This level of indebtedness among other things could:

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

Dated: December 7, 2009	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer