Form 10-K
period 2010-01-31
MENTOR GRAPHICS CORP
filed 2010-03-17
CIK 701811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

COMMISSION FILE NUMBER 0 – 13442

MENTOR GRAPHICS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road Wilsonville, Oregon	97070-7777 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ]  No [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]  No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $665,717,203 on July 31, 2009 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 16, 2010, there were 100,481,598 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated

Portions of the 2010 Proxy Statement	Part III

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

The electronic systems that our customers create with our products include printed circuit boards (PCBs), integrated circuits (ICs), field programmable gate arrays (FPGAs), embedded software solutions, and wire harness systems. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, video game consoles, digital cameras, cellular telephones, Bluetooth® devices, medical devices such as automated external defibrillators, smart phones, e-book readers, and netbooks. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These are called system-on-chip (SoC) devices. This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.

We were incorporated in Oregon in 1981, and our common stock is traded on The NASDAQ Global Select Market under the symbol “MENT.” Our executive offices are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. Our website address is www.mentor.com. Electronic copies of our reports filed with the Securities and Exchange Commission (SEC) are available through our website as soon as reasonably practicable after the reports are filed with the SEC. Our Director Code of Ethics, Standards of Business Conduct, Guidelines for Corporate Disclosure, Corporate Governance Guidelines, and our Audit, Compensation, and Nominating and Corporate Governance Committee Charters are also posted on our website.

PRODUCTS

We design our products to enable engineers to overcome increasingly complex electronic design challenges by improving the accuracy of complex designs and shrinking product time-to-market schedules. When designing electronic hardware, a design engineer’s process is typically as follows:

•	Electrical engineers begin the design process by describing and specifying the architectural, behavioral, functional, and structural characteristics of an IC, PCB, or electronic system and components.
•	Engineers then create the component designs according to stated specifications.
•	Engineers verify the design to reveal defects and then modify the component’s design until it is correct and meets the previously stated specifications.
•	Engineers assemble components and test the components and the entire system.
•

The system then goes to production. During the manufacturing process, engineers work to identify defective parts and improve yields. “Yields” refer to the percentage of working ICs on a silicon wafer or PCBs working compared to the total of those manufactured.

Scalable Verification

Our Scalable Verification™ tools allow engineers to verify that their complex IC designs function as intended. Functional errors are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability. We offer the following digital simulation products:

•

Our ModelSim® software tool is a leading hardware description language (HDL) mixed-language digital simulator that helps hardware designers verify that their IC design functions correctly before the design is completed, and is used for application-specific integrated circuits (ASICs), SoCs, FPGAs, and other IC design verification, as well as verification of entire systems.

•

Our Questa® scalable verification platform includes support for HDLs, including System Verilog, simulation, and new verification methodologies including assertions and formal methods. Questa is used for more extended verification of systems and ICs including ASICs, SoCs, and FPGAs.

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

IC Design to Silicon

Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. A nanometer (nm) is one billionth of a meter; a human hair is about 100,000 nm thick. Feature sizes of today’s advanced ICs are typically less than 100 nm. Nanometer process geometries create design challenges in the creation of ICs which are not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity and smaller size of designs have changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is modified so the design can be manufactured with cost-effective yields of ICs.

To address these challenges, we offer our Calibre® tool family, which is a standard for many of the world’s largest integrated device manufacturers and foundries:

•

The Calibre physical verification tool suite, Calibre DRCTM and Calibre LVSTM, helps ensure that a particular IC layout accurately corresponds to the original schematic or circuit diagram of the design and conforms to stringent manufacturing rules at wafer fabs where ICs are manufactured.

•

The Calibre xRC™ product, a transistor-level extraction and device modeling tool, computes the values of detailed circuit parameters including interconnect resistances, capacitances, and inductances to enable customers to more accurately simulate the performance of a design before it is manufactured.

•

Calibre lithography tools allow engineers to model, enhance, and verify layouts using lithography resolution enhancement techniques, including optical and process correction, phase-shift mask, scattering bars, and off-axis illumination. Use of these tools can substantially increase the yields of ICs.

•

In the Design For Manufacturing (DFM) area, the Calibre LFD™ product can help customers produce higher yields at nanometer process geometries where variations in manufacturing can cause yield reductions. Calibre CMPAnalyzer™ allows customers to model the expected planarity (i.e., thickness variation) of ICs and identify where modifications to the layout will improve a chip’s flatness. This helps prevent manufacturing defects and reduces variations in performance from one chip to the next.

•

Calibre PERC™ is a tool for checking the electrical design of an IC. It is useful in verifying for the completeness of electrostatic discharge protection circuitry which affects both manufacturing yield and long-term reliability of an IC.

We also offer the Olympus-SoC™ place and route product targeted at customers designing ICs using geometries of 65 nm and below. The Olympus-SoC product addresses IC design challenges such as manufacturing variability, design size and complexity, and low power requirements. The Olympus-SoC place and route solution addresses these issues with technology such as Design Rule Checkers-, DFM-, power-aware routing, lithography-friendly layout, and multi-corner multi-mode timing analysis, which concurrently optimizes for timing, power, and signal integrity across multiple process corners and design modes.

Integrated System Design

As ICs grow in complexity and function and PCB fabrication technology advances to include embedded components and high-density interconnect layers within the PCB, the design of PCBs is increasingly complex. This complexity can be a source of design bottlenecks.

Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation, and verification of the PCB design:

•	The Board Station® and ExpeditionTM series are our two main PCB design families of products used typically by large enterprise customers.
•	We also offer a “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution.
•	Our I/O Designer TM product integrates FPGA input/output planning with our PCB design tools to help improve routing in large complex designs.
•	XtremePCBTM offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each others’ edits in real-time.
•	XtremeARTM is a PCB routing product that improves the routing time of large designs. This product allows improved designs by running more routing iterations during the design cycle.

Our AutoActive® place and route technology is available on both UNIX and Windows platforms and is used to replace older generation routers in our PCB design flows. The AutoActive technology, which is incorporated into both the Board Station and Expedition product lines, is intended to help improve design quality, shorten design cycles, and increase manufacturability. Our Hyperlynx® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed PCB designs.

We created our Precision® Synthesis product family which allows a designer to use HDL descriptions of functionality to program the FPGA to perform a specific set of functions.

Our Mechanical Analysis Division offers a line of products that provide simulation of mechanical engineering design processes involving heat transfer and fluid flow which help reduce costs, eliminate design mistakes, and accelerate design cycle time.

New and Emerging Products

Engineers are trying to reduce the design and verification complexity associated with next generation applications found in broadband wireless, image/video processing, and military products. One response to this trend is leading designers toward methodologies based on ANSI C/C++ language which can offer a more abstract and efficient way to create and verify designs. Our Catapult® C Synthesis tool can help engineering teams to produce ASIC or FPGA hardware that can be smaller in size, use less power, reduce overall design cycle time, and reduce overall verification effort.

Our Integrated Electrical Systems Division provides specialized software for design, analysis, manufacture, and data management of complex wire harness systems used by automotive, aerospace, and other industries. We also offer a variety of software tools targeting the automotive market that focus on the functional design of the electronic components of cars.

We offer a suite of products for companies developing embedded software for products such as smart phones and medical devices. Our offerings in this area are real-time operating systems, middleware, and associated development tools.

We also offer tools to test IC designs. Our Tessent ™ suite of integrated silicon test products are used to test a design’s logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, automatic test pattern generation, logic and memory built-in self-test, and our patented TestKompress® product for Embedded Deterministic Test (EDTTM). A suite of test analysis products is also available that leverages test data and layout-aware diagnosis capabilities for silicon debug and yield analysis.

PLATFORMS

Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers.

MARKETING AND CUSTOMERS

Our sales and marketing emphasizes large corporate account penetration in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We license our products worldwide through our direct sales force, distributors, and sales representatives. During the year ended January 31, 2010, revenues outside of North America accounted for 57% of total revenues compared to 61% for fiscal 2009 and 55% for fiscal 2008. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information. We enter into foreign currency exchange contracts in an effort to help mitigate the impact of foreign currency fluctuations.

We segregate revenues into five categories of similar products and services. These categories include IC Design to Silicon, Integrated System Design, Scalable Verification, New and Emerging Products, and Services and Other. Each category includes both product and support revenues. See the discussion in Note 22. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of revenue by product and service category.

No material portion of our business is dependent on a single or a few customers. We do not believe that the loss of any one or a few of our customers would have a material adverse effect on our revenues. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be three to six months or longer. During the selling cycle our account managers, application engineers, and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be loaned to customers for short-term on-site evaluation. We generally ship our products to customers within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.

BACKLOG

Our backlog of firm orders was approximately $71 million as of January 31, 2010 compared to $69 million as of January 31, 2009. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. We do not track backlog for support services. The January 31, 2010 backlog of orders is expected to ship before the end of our fiscal year ending January 31, 2011.

MANUFACTURING OPERATIONS

Our manufacturing operations primarily consist of reproduction of our software and documentation. In North America, manufacturing is substantially outsourced with distribution to North American and Japanese customers occurring primarily from Wilsonville, Oregon. Our line of emulation products, which has a large hardware component, is manufactured in the United States and France on an outsourced basis. Mentor Graphics (Ireland) Limited, a wholly owned subsidiary of Mentor Graphics Corporation, manufactures, or contracts with third-parties to manufacture, our products and distributes these products to markets outside North America and Japan through our established sales channels. See the discussion in Note 22. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant, and equipment.

PRODUCT DEVELOPMENT

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2010, we expensed $256 million related to product research and development compared to $260 million for fiscal 2009 and $248 million for fiscal 2008. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the year ended January 31, 2010, we expensed purchased technology and in-process research and development of $12 million compared to $34 million for fiscal 2009 and $14 million for fiscal 2008. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.

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

Mentor Consulting, our professional services division, is comprised of a worldwide team of consulting professionals. The services provided to customers are concentrated around our products. In addition, Mentor Consulting provides methodology development and refinement services that help customers improve their product development processes.

COMPETITION

The markets for our products are characterized by price competition, rapid technological advances in application software, and new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While our two principal competitors are large companies with extensive capital and marketing resources, we also compete with small companies with little capital but innovative ideas. Our principal competitors are Cadence Design Systems, Inc. and Synopsys, Inc.

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

EMPLOYEES

We employed approximately 4,400 people full time as of January 31, 2010. Our future success will depend in part on our ability to attract and retain employees. None of our United States (U.S.) employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.

PATENTS AND LICENSES

We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold approximately 420 U.S. and 100 non-U.S. patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we hold approximately 460 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended.

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

Item 1A. Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2011” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2011,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter in an attempt to obtain more favorable terms.

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses and products purchased by our customers.

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If planned contract renewals with large customers are delayed or the average size of renewed contracts do not increase as we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price.

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

The gross margin on our software is greater than that for our emulation hardware systems, software support, and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on gross margins and earnings. If anticipated revenues do not materialize as expected, our gross margins and earnings could be materially adversely impacted.

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

We have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we may generally take legal action to recover amounts owed, if warranted. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses, particularly in the current troubled economic environment. Though we have not, to date, experienced a material level of defaults or renegotiated a material level of pre-existing contractual commitments, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations. These risks may be exacerbated by the global economic environment because our revenue forecasts assume: (i) customers whose payments are recognized as revenue only when paid will make future payments as scheduled, and (ii) customers whose credit ratings and financial circumstances have deteriorated since we originally booked contracts with them will make future payments as scheduled.

Customer payment defaults could adversely affect our timing of revenue recognition.

We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized under U.S. generally accepted accounting principles as the payments become due and payable over the license term. This change could have a material impact on our results.

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

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with or manufactured using our tools may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of, or delay in, revenue and loss of market share;
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problems resulting from errors or defects; and
•	Increased support or service costs.

In addition, we include limited amounts of third-party technology in our products and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

Long sales cycles and delay in customer completion of projects make the timing of our revenues difficult to predict.

We have a lengthy sales cycle. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. In addition, sales of our products and services is sometimes discretionary and may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding and other taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of the positions taken on our tax returns being sustained. The Internal Revenue Service (IRS) and tax authorities in other countries where we do business regularly examine our tax returns, and such examinations could result in adverse outcomes. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.

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

We may not realize revenue as a result of our investments in research and development.

We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. This effort may not result in a successful product offering. As a result, we could realize little or no revenue related to our investment in research and development.

We may acquire other companies and may not successfully integrate them.

The industry in which we compete has experienced significant consolidation in recent years. During this period, we have acquired numerous businesses and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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

The products or technologies we acquire, license or develop may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation of many of the terms of these types of licenses. As a result, the potential impact of these terms on our business may result in unanticipated obligations regarding our products and technologies, such as requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on the origin of the software.

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

We have global sales and research and development offices in parts of the world that are not as politically stable as the United States.

We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the United States. As a result, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically.

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

As of January 31, 2010, we had $236 million of outstanding indebtedness, which includes $32 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $38 million in short-term borrowings. This level of indebtedness among other things could:

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

Our stock price is volatile, and your investment could lose value.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own six buildings on 43 acres of land in Wilsonville, Oregon. We occupy approximately 405,000 square feet in four of those buildings, as our corporate headquarters. We also own an additional 69 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site. In January 2010, we purchased three buildings totaling 196,000 square feet in Fremont, California. We plan to relocate all of our San Jose research and development, sales, and administrative operations to Fremont at the termination of the existing San Jose leases in the third quarter of fiscal 2011.

We lease additional space in San Jose, California; Longmont, Colorado; Redmond, Washington; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Egypt, France, India, Pakistan, Poland, Sweden, Finland, Germany, Russia, Hungary, Austria, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January  31, 2011.

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

Item 4. Reserved

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	63
Gregory K. Hinckley	President and Director	63
L. Don Maulsby	Senior Vice President, World Trade	58
Brian Derrick	Vice President, Corporate Marketing	46
Dean Freed	Vice President, General Counsel and Secretary	51
Alan J. Friedman	Vice President, Human Resources	62

The executive officers are elected by our Board of Directors annually. Officers hold their positions until they resign, are terminated, or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. There are no family relationships among any of our executive officers or directors.

Dr. Rhines has served as our Chairman of the Board and Chief Executive Officer since 2000. Dr. Rhines served as our Director, President, and Chief Executive Officer from 1993 to 2000. Dr. Rhines is currently a director of Triquint Semiconductor, Inc., a semiconductor manufacturer.

Mr. Hinckley has served as our President, Chief Operating Officer, and Director since 2000. Mr. Hinckley has served as our Chief Financial Officer since 2008. He has primary responsibility for the operations of our corporate centers, sales, and R&D divisions. Mr. Hinckley is a director of ArcSoft, Inc., a provider of multimedia software and firmware, Intermec Inc., a provider of integrated systems solutions, and Super Micro Computer, Inc., a server board, chassis, and server systems supplier.

Mr. Maulsby has served as our Senior Vice President, World Trade since 1999.

Mr. Derrick has served as our Vice President, Corporate Marketing since 2002. From 2000 to 2001 he was Vice President and General Manager of our Physical Verification Division. Mr. Derrick has served since 2006 as a director of Abound Logic, Inc. (formerly known as M2000, Inc.), an ASIC and FPGA emulation technology company. Since 2008, Mr. Derrick has served as a director of Calypto Design Systems, Inc., a sequential analysis technology company.

Mr. Freed has served as our Vice President, General Counsel, and Secretary since 1995.

Mr. Friedman has served as our Vice President, Human Resources since 2009. From 2001 to 2009, Mr. Friedman was the Senior Vice President, People for Novell, Inc., an integrated IT management software company.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2010
High	$6.86	$7.34	$9.55	$9.25
Low	$3.44	$5.09	$7.26	$7.16

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2009
High	$10.07	$15.95	$14.24	$7.55
Low	$7.67	$9.71	$6.45	$4.61

As of March 16, 2010, we had 577 stockholders of record.

No dividends were paid in fiscal 2010 or fiscal 2009. Our revolving credit facility prohibits the payment of dividends.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P 500 index, the NASDAQ Market index, the S&P Application Software index, and the Hemscott Group index. We plan to replace the Hemscott Group index with the S&P Application Software index as a comparative index going forward because we believe that a comparison of our performance against the S&P Application Software index is a more appropriate performance measure. We plan to replace the S&P 500 index with the NASDAQ Market index going forward as a broadly market focused index because we are listed on the NASDAQ Market index.

Note: the stock price shown on the above graph is not necessarily indicative of future performance

ASSUMES $100 INVESTED ON DECEMBER 31, 2004

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDED JANUARY 31, 2010

Company/Index/Market	12/31/2004	12/30/2005	12/29/2006	1/31/2008	1/31/2009	1/31/2010
Mentor Graphics Corporation	$100.00	$67.63	$117.92	$53.96	$30.48	$52.45
S&P 500 Index	$100.00	$104.91	$121.48	$120.47	$73.94	$98.44
NASDAQ Market Index	$100.00	$102.20	$112.68	$112.27	$69.96	$102.77
S&P Application Software	$100.00	$114.94	$135.08	$99.04	$61.59	$92.47
Hemscott Group Index	$100.00	$100.25	$116.40	$119.01	$74.56	$117.76

Item 6. Selected Consolidated Financial Data

In thousands, except percentages and per share data

Year ended	January 31, 2010	January 31, 2009	January 31, 2008 (1)	December 31, 2006	December 31, 2005
		As adjusted (2)	As adjusted (2)	As adjusted (2)	As adjusted (2)
Statement of Operations Data
Total revenues	$802,727	$789,101	$879,732	$802,839	$713,401
Operating income (loss)	$(1,167)	$(65,558)	$72,366	$62,290	$28,147
Net income (loss)	$(21,889)	$(91,252)	$24,309	$25,131	$5,807
Gross margin percent	85%	84%	85%	86%	84%
Operating income (loss) as a percent of revenues	0%	(8%)	8%	8%	4%
Per Share Data
Net income (loss) per share – basic	$(0.23)	$(0.99)	$0.28	$0.31	$0.07
Net income (loss) per share – diluted	$(0.23)	$(0.99)	$0.27	$0.30	$0.07
Weighted average number of shares outstanding – basic	96,474	91,829	88,086	81,303	78,633
Weighted average number of shares outstanding – diluted	96,474	91,829	89,981	82,825	80,133

As of	January 31, 2010	January 31, 2009	January 31, 2008 (1)	December 31, 2006	December 31, 2005
		As adjusted (2)	As adjusted (2)	As adjusted (2)	As adjusted (2)
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$99,343	$95,639	$126,215	$129,857	$114,410
Working capital	$71,416	$101,680	$187,082	$111,692	$118,348
Property, plant, and equipment, net	$121,795	$100,991	$100,421	$86,100	$81,614
Total assets	$1,223,041	$1,186,070	$1,237,656	$1,125,566	$1,020,937
Short-term borrowings and current portion of notes payable	$70,146	$36,998	$14,178	$7,181	$11,858
Long-term portion of notes payable, deferred revenue, long-term, and other and other noncurrent liabilities	$223,827	$283,505	$264,165	$247,950	$299,014
Stockholders’ equity	$640,017	$586,445	$654,182	$554,206	$448,140

(1)

On July 19, 2006, we changed our fiscal year to January 31 from December 31, effective for the year ended January 31, 2008. We believe that the twelve months ended December 31, 2006 and 2005 provide a meaningful comparison to the years ended January 31, 2010, 2009, and 2008. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2007 and 2006 were presented in lieu of the results for the twelve months ended December 31, 2006 and 2005.

(2)

We adopted new accounting principles for our 6.25% Convertible Subordinated Debentures due 2026 on February 1, 2009. See Note 3. “Change in Accounting” in Part II, Item 8. “Financial Statements and Supplementary Data,” for additional information and disclosures related to this adoption.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, numerical references included in tables are in thousands, except for percentages and per share data.

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

We focus on products and design platforms where we have leading market share, thus enabling us to spend more effort to cause adoption of our technology in new applications, especially for new markets in which EDA companies have not participated. We believe this strategy leads to a more diversified product and customer mix and can help reduce volatility of business, credit risk, and competition, while increasing the potential for growth. System customers make up a much larger percentage of our business than that of most of our EDA competitors.

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which typically represent as much as 50% of our system and software revenue, drive the majority of our period-to-period revenue variances. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Additionally, ratable license revenues also include short-term term licenses as well as other term licenses where we provide the customer with rights to unspecified or unreleased future products. For these reasons, the timing of large contract renewals, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with revenue changes also being driven by new contracts and increases in the capacity of existing contracts, to a lesser extent.

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

Known Trends and Uncertainties Impacting Future Results of Operations

In the United States (U.S.) and abroad, market and economic conditions have been volatile over the past two years, with tighter credit conditions, market volatility, diminished expectations for the U.S. and global economies, and market uncertainty and instability in both U.S. and international capital and credit markets.

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

Bad debt expense recorded for the year ended January 31, 2010 was not material. However, we do have exposures within our receivables portfolio to some of the larger semiconductor companies with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

We rely on smaller dollar contracts for a material portion of our business. During fiscal 2010 and fiscal 2009, we experienced a decline in these transactions. The timing and extent of recovery of smaller dollar contracts is unknown.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. We noted a decline in service and support revenues during each quarter of fiscal 2010 compared to comparable quarters of fiscal 2009 driven by a decrease in consulting and training. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness. In the fourth quarter of fiscal 2010, we noted a leveling off in the rate of declined software maintenance renewals.

Bookings during the year ended January 31, 2010 improved by approximately 5% compared to fiscal 2009. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for fiscal 2010 and fiscal 2009 accounted for approximately 40% of total system and software bookings. The number of new customers for fiscal 2010, excluding PADS (our ready to use printed circuit board design tools) and our Flomerics Group, PLC (Flomerics) mechanical analysis tools, decreased approximately 20% from the levels experienced during fiscal 2009.

Product Developments

During the year ended January 31, 2010, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products during fiscal 2010. During the year ended January 31, 2010, we did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets, long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1.	Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation hardware system sales is generally recognized upon delivery.

2.	Perpetual licenses – We use this license type for software and emulation hardware system sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery assuming all other criteria for revenue recognition have been met.

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

We apply Financial Accounting Standards Board (FASB) guidance applicable to software revenue recognition to all software and hardware product revenue transactions where the software is not incidental. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1.	Persuasive evidence of an arrangement exists – Generally, we use either a customer signed contract or qualified customer purchase order as evidence of an arrangement for both term and perpetual licenses. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

2.	Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. With respect to emulation hardware systems, we transfer title to the customer upon shipment. We offer non-essential installation services for emulation hardware systems sales or the customer may elect to perform the installation without our assistance. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.

3.	Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with installment terms without providing concessions on payments, products, or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.

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

Valuation of Trade Accounts Receivable

We maintain allowances for doubtful accounts on Trade accounts receivable and Term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would reverse the valuation allowance associated with such deferred tax assets in the period such determination was made. Further, deferred tax assets are not recorded to the extent they are directly associated with uncertain tax positions. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to increase the valuation allowance on such net deferred tax assets to expense in the period such determination was made.

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

We recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled. We follow the applicable FASB guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

Goodwill, Intangible Assets, and Long-Lived Assets

We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether their carrying values are greater than the forecasted undiscounted net cash flows of the related assets. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted undiscounted net cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the undiscounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.

We test goodwill for impairment at least annually and whenever events or changes in circumstances indicate an impairment may exist. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, (iii) a further significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In the event that we determine that our goodwill, intangible assets, or other long-lived assets are impaired, we make an adjustment that results in a charge to earnings for the write-down in the period that determination is made.

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

We estimate the fair value of stock options and purchase rights under our employee stock purchase plans using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates.

In reaching our determination of expected volatility for options we include the following elements:

•	Historical volatility of our shares of common stock;
•	Historical volatility of shares of comparable companies;
•	Implied volatility of our traded options; and
•	Implied volatility of traded options of comparable companies.

In reaching our determination of expected volatility for purchase rights under our employee stock plans, we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of the restricted stock units is the market value as of the grant date.

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

RECENT BUSINESS COMBINATIONS

During the year ended January 31, 2010, we made a number of acquisitions. For each acquisition, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

Acquisitions during the year ended January 31, 2010

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
LogicVision, Inc.	$15,352	$1,151	$7,470	$–	$6,731
Other	9,310	190	2,490	(222)	6,852

	$24,662	$1,341	$9,960	$(222)	$13,583

On August 18, 2009, we acquired all of the outstanding common shares of LogicVision, Inc. (LogicVision), a test and yield learning company in the semiconductor design-for-test sector. The acquisition was an investment aimed at extending our product offerings within the EDA industry. Under the terms of the purchase agreement, LogicVision shareholders received 0.2006 of a share of our common stock for each LogicVision common share. Accordingly, we issued 1,903 shares of our common stock to the former common shareholders of LogicVision, resulting in consideration transferred for the common stock issued of $14.3 million, at our closing price on August 18, 2009, of $7.51 per share. The purchase agreement also required that we exchange our stock options for LogicVision’s outstanding stock options resulting in additional consideration of $1.1 million, representing the fair value of stock options issued that are attributable to the pre-combination service period. The identified intangible assets acquired consisted of purchased technology of $5.3 million and other intangibles of $2.2 million. The goodwill created by the transaction is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations, future technologies, and the knowledge and experience of the acquired workforce. We included the results of the LogicVision operations in our consolidated financial statements from the date of acquisition forward.

Other acquisitions for the year ended January 31, 2010 consisted of three privately-held companies, which were not material individually or in the aggregate.

RESULTS OF OPERATIONS

Revenues and Gross Margins

Year ended January 31,	2010	Change		2009	Change		2008
System and software revenues	$479,493	7%		$447,551	(19%	)	$555,297
System and software gross margin	$444,889	7%		$417,361	(20%	)	$520,916
Gross margin percent	93%			93%			94%
Service and support revenues	$323,234	(5%	)	$341,550	5%		$324,435
Service and support gross margin	$237,969	(3%	)	$244,548	7%		$228,721
Gross margin percent	74%			72%			70%
Total revenues	$802,727	2%		$789,101	(10%	)	$879,732
Total gross margin	$682,858	3%		$661,909	(12%	)	$749,637
Gross margin percent	85%			84%			85%
System and Software
Year ended January 31,	2010	Change		2009	Change		2008
Upfront license revenues	$406,459	11%		$365,010	(22%	)	$466,887
Ratable license revenues	73,034	(12%	)	82,541	(7%	)	88,410

Total system and software revenues	$479,493	7%		$447,551	(19%	)	$555,297

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of the license term. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Additionally, ratable license revenues also include short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fee revenues from the accretion of the discount on long-term installment receivables.

Our top ten customers accounted for approximately 43% of total System and software revenues for fiscal 2010 compared to approximately 36% for fiscal 2009 and 33% for fiscal 2008. The increase for fiscal 2010 from fiscal 2009 was primarily due to two large new transactions increasing revenues by approximately $42.0 million. The decrease for fiscal 2009 from fiscal 2008 was primarily due to a decrease in the number of customers that generated revenues for the period in the amount of $1.0 million or greater, resulting in a decline in System and software revenues of $94.0 million.

For fiscal 2010, fiscal 2009, and fiscal 2008, no single customer accounted for 10% or more of Total revenues. Sales of product associated with our acquisitions in fiscal 2010 and fiscal 2009 resulted in increases in System and software revenues of $13.0 million for fiscal 2010 compared to increases in System and software revenues of $6.2 million for fiscal 2009 that resulted from our fiscal 2009 Flomerics acquisition.

During fiscal 2010, System and software revenues exceeded system and software bookings. Accordingly, our backlog of firm orders for System and software decreased slightly from $55.5 million as of January 31, 2009 to $54.5 million as of January 31, 2010. System and software bookings exceeded System and software revenues during fiscal 2009 as our backlog of firm orders increased from $50.2 million as of January 31, 2008 to $55.5 million as of January 31, 2009.

Foreign currency had an overall unfavorable impact of $1.0 million on Total revenues for fiscal 2010 compared to fiscal 2009, primarily as a result of the weakening of the euro and British pound against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar. Foreign currency had an overall favorable impact of $14.3 million on our revenues for fiscal 2009 compared to fiscal 2008, primarily as a result of the strengthening of the Japanese yen and euro against the U.S. dollar.

System and software gross margin percentage was flat for fiscal 2010 compared to fiscal 2009. System and software gross margin percentage decreased for fiscal 2009 compared to fiscal 2008 primarily due to increased purchased technology amortization of $2.9 million, primarily from the acquisition of Flomerics.

Amortization of purchased technology to System and software cost of revenues was $12.0 million for fiscal 2010, $12.4 million for fiscal 2009, and $9.5 million for fiscal 2008. The decrease in amortization for fiscal 2010 compared to fiscal 2009 was primarily due to certain purchased technology being fully amortized during fiscal 2010 and fiscal 2009. The increase in amortization for fiscal 2009 compared to fiscal 2008 was primarily due to the additional amortization resulting from the fiscal 2009 Flomerics and Ponte Solutions, Inc. (Ponte) acquisitions of $3.8 million.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand while support services operate under a less variable cost structure resulting in improved margins as revenue increases. The decrease in revenues of $18.3 million for fiscal 2010 compared to fiscal 2009 was primarily the result of the softening of the global economy as our customers scaled back on annual maintenance renewals and purchases of outsourced services. The decrease for fiscal 2010 from fiscal 2009 was partially offset by increased Service and support revenues of $7.5 million resulting from our acquisitions during fiscal 2010 and fiscal 2009.

The increase in service and support revenues of $17.1 million for fiscal 2009 compared to fiscal 2008 was primarily due to the growth in the installed base of customers under support contracts. The increase for fiscal 2009 from fiscal 2008 included increased Service and support revenues of $8.3 million from the fiscal 2009 Flomerics acquisition and the fiscal 2008 Sierra Design Automation, Inc. (Sierra) acquisition.

Service and support gross margin percentage increased for fiscal 2010 compared to fiscal 2009 as decreased costs of $11.7 million more than offset the impact of an $18.3 million reduction in revenues. Lower costs in fiscal 2010 included reductions in outside services, headcount-related costs, travel, and infrastructure expenses.

Service and support gross margin percentage increased for fiscal 2009 compared to fiscal 2008 primarily due to a lower cost base resulting from headcount reductions and the impact of higher revenues discussed above.

Geographic Revenues Information

Revenue by Geography

Year ended January 31,	2010	Change		2009	Change		2008
North America	$342,786	10%		$310,607	(22%	)	$397,256
Europe	205,512	(21%	)	260,964	19%		218,835
Japan	120,344	4%		115,189	(9%	)	127,011
Pacific Rim	134,085	31%		102,341	(25%	)	136,630

Total revenue	$802,727	2%		$789,101	(10%	)	$879,732

For fiscal 2010, approximately one-third of European and substantially all Japanese revenues were subject to exchange fluctuations as they were booked in local currencies. For fiscal 2009, approximately one-fourth of European and approximately ninety percent of Japanese revenues were subject to exchange fluctuations. For fiscal 2008, approximately one-fourth of European and substantially all Japanese revenues were subject to exchange fluctuations. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. The effects of exchange rate differences from foreign currencies to the U.S. dollar were negligible for fiscal 2010 compared to fiscal 2009 and favorably impacted revenues by 2% for fiscal 2009 compared to fiscal 2008.

For additional description of how changes in foreign exchange rates affect our Consolidated Financial Statements, see discussion in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk.”

Operating Expenses

Year ended January 31,	2010	Change		2009	Change		2008
Research and development	$255,538	(2%	)	$260,351	5%		$247,870
Marketing and selling	303,709	(4%	)	317,473	3%		309,431
General and administration	92,260	(3%	)	95,014	(2%	)	96,786
Amortization of intangible assets	11,184	1%		11,113	24%		8,936
Special charges	21,334	26%		16,888	66%		10,148
Impairment of long-lived assets	–	(100%	)	4,553	–		–
In-process research and development	–	(100%	)	22,075	438%		4,100

Total operating expenses	$684,025	(6%	)	$727,467	7%		$677,271

Research and Development

Research and development expenses decreased by $4.8 million for fiscal 2010 compared to fiscal 2009 and increased by $12.5 million for fiscal 2009 compared to fiscal 2008. The components of these changes are summarized as follows (in millions):

	Change
Year ended January 31,	2010	2009
Salaries, variable compensation, and benefits expenses	$(3.4)	$1.3
Travel expenses	(2.0)	(1.6)
Outside services expenses	(2.0)	1.3
Expenses associated with acquired businesses	6.0	8.6
Stock based compensation	(1.1)	4.1
Other expenses	(2.3)	(1.2)

Total change in research and development expenses	$(4.8)	$12.5

Marketing and Selling

Marketing and selling expenses decreased by $13.8 million for fiscal 2010 compared to fiscal 2009 and increased by $8.0 million for fiscal 2009 compared to fiscal 2008. The components of these changes are summarized as follows (in millions):

	Change
Year ended January 31,	2010	2009
Salaries, variable compensation, and benefits expenses	$(3.7)	$(1.7)
Travel expenses	(6.2)	(2.0)
Marketing and advertising expenses	(3.0)	(2.0)
Depreciation expenses	(1.8)	1.6
Expenses associated with acquired businesses	6.5	7.7
Bad debt expenses	(1.1)	0.7
Stock based compensation	(0.2)	3.1
Other expenses	(4.3)	0.6

Total change in marketing and selling expenses	$(13.8)	$8.0

General and Administration

General and administration expenses decreased by $2.8 million for fiscal 2010 compared to fiscal 2009 and decreased by $1.8 million for fiscal 2009 compared to fiscal 2008. The components of these changes are summarized as follows (in millions):

	Change
Year ended January 31,	2010	2009
Salaries, variable compensation, and benefits expenses	$2.5	$(3.7)
Travel expenses	(1.0)	(1.1)
Stock based compensation	(0.8)	1.9
Facilities and infrastructure related costs	(2.6)	–
Outside services	(1.2)	1.4
Other expenses	0.3	(0.3)

Total change in general and administration expenses	$(2.8)	$(1.8)

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. For fiscal 2010 compared to fiscal 2009, we experienced favorable currency movements of $19.7 million in total operating expenses. For fiscal 2009 compared to fiscal 2008, we experienced unfavorable currency movements of $10.3 million in total operating expenses. The impact of these currency effects is reflected in the movements in operating expenses detailed above.

Amortization of Intangible Assets

Amortization of intangible assets for fiscal 2010 was unchanged from fiscal 2009 as the amortization of certain intangible assets acquired in acquisitions in fiscal 2010 and fiscal 2009 was offset by the decreased amortization of certain intangible assets acquired in years prior to fiscal 2009.

The increase in amortization of intangible assets for fiscal 2009 compared to fiscal 2008 was primarily due to amortization of certain intangible assets acquired in acquisitions in fiscal 2009 and fiscal 2008. The fiscal 2009 amortization of intangible assets included amortization of intangible assets from the June 2007 Sierra acquisition of $5.9 million and the July 2008 Flomerics acquisition of $1.1 million.

Special Charges

Year ended January 31,	2010	Change		2009	Change	2008
Employee severance and related costs	$10,713	9%		$9,792	1%	$9,676
Excess leased facility costs	2,530	(1%	)	2,548	602%	(508)
Acquisition costs	2,067	100%		–	–	–
Other costs	6,024	32%		4,548	364%	980

Total special charges	$21,334	26%		$16,888	66%	$10,148

Special charges primarily consist of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $10.7 million for the year ended January 31, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 83% of these costs were paid during the year ended January 31, 2010. We expect to pay the remainder during fiscal 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2.5 million for the year ended January 31, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Acquisition costs of $2.1 million for the year ended January 31, 2010 represent legal and other costs related to acquisitions and potential acquisitions. In accordance with the FASB’s revised guidance on business combinations, we expensed acquisition costs in the period in which the costs were incurred for the year ended January 31, 2010. Prior to fiscal 2010, acquisition costs were included in consideration transferred for the acquisition.

Other special charges for the year ended January 31, 2010 included costs of $4.7 million for advisory fees, charges of $0.6 million for a casualty loss, and other charges of $0.7 million.

Employee severance and related costs of $9.8 million for the year ended January 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 93% of these costs were paid as of January 31, 2010. We expect to pay the remainder during fiscal 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2.5 million for the year ended January 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the year ended January 31, 2009 included costs of $4.5 million for advisory fees.

Employee severance and related costs of $9.7 million for the year ended January 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Costs remaining as of January 31, 2009 were paid in fiscal 2010.

Excess leased facility costs of $(0.5) million for the year ended January 31, 2008 was primarily due to the reoccupancy of a previously abandoned leased facility and the termination of an abandoned facility lease in a lease buyout. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to special charges.

Other special charges for the year ended January 31, 2008 included costs of $1.0 million related to the abandonment of an information technology project, costs of $0.1 million for the termination of a service agreement related to a subsidiary that was legally merged with one of our other subsidiaries located in the same country, and a benefit of $0.1 million related to a liability arising from a previous acquisition which was favorably settled.

Targeted Reductions for Fiscal 2010

For the year ended January 31, 2010, as part of our planning process we targeted $35.0 million of reductions (inclusive of beneficial foreign currency movements) to our prior year base operating expenses in Research and development, Marketing and selling, and General and administration. We identified and put in action a series of programs to reduce costs. Travel was sharply restricted. We froze wages, curtailed hiring, and selectively reduced employee compensation and benefits. We reduced headcount during fiscal 2010, excluding the impact from acquisitions completed in fiscal 2010 and fiscal 2009. We recognized savings from actions taken in fiscal 2010 associated with employee rebalances included in Special charges.

Base operating expenses (Research and development, Marketing and selling, and General and administration) were down approximately 3% for fiscal 2010 compared to fiscal 2009 as a result of our cost reduction programs and favorable currency movements of approximately $19.7 million for fiscal 2010. These decreases were net of increased operating costs associated with businesses acquired in fiscal 2010 and 2009 which totaled $12.7 million.

We have operations in foreign jurisdictions where the U.S. dollar has strengthened relative to the prior year. Our planned cost savings assumed continued strengthening of the U.S. dollar in most foreign jurisdictions compared to fiscal 2009.

An increase in Research and development, Marketing and selling, and General and administration expenses for fiscal 2010 occurred as a result of acquisitions that were completed in fiscal 2009. Operating costs associated with fiscal 2009 acquisitions increased approximately $7.9 million in fiscal 2010 when compared to fiscal 2009. This increase was the result of a full year of operations in fiscal 2010 versus a partial year of operations in fiscal 2009. Additionally, fiscal 2010 acquisitions increased operating costs by approximately $4.8 million. Fiscal 2010 acquisitions were not contemplated as part of our targeted cost reductions for fiscal 2010.

Excluding the effects of increased costs arising from acquisitions completed in fiscal 2010 and fiscal 2009, we realized an overall cost savings of approximately $35.0 million.

Impairment of Long Lived Assets

At January 31, 2009, we completed a review of our long-lived assets for impairment due to the adverse market conditions and declines in our market capitalization. We assessed the recoverability of our long-lived assets by determining whether their carrying values were greater than the forecasted undiscounted net cash flows of the related assets. We determined the assets were impaired and wrote down the assets to their estimated fair value. We determined fair value based on forecasted undiscounted net cash flows or appraised values, depending upon the nature of the assets. For purposes of this evaluation, long-lived assets were grouped with other assets and liabilities at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. We subdivided long-lived assets into six separate asset groups for impairment testing. The long-lived assets of each group consisted primarily of purchased technology, other intangibles, and property, plant, and equipment. Based on this evaluation, it was determined that one of our asset groups was impaired.

We recorded an impairment loss of $4.6 million during fiscal 2009 for the difference between the carrying value and the fair value of the long-lived assets of this asset group. We used an income approach and forecasted undiscounted net cash flows to determine the fair value of the assets. The impairment was recorded in Operating expenses in our Consolidated Statement of Operations for fiscal 2009. The impaired assets continue to be used in our operations.

In-Process Research and Development

Year ended January 31,	2010	Change	2009	Change	2008
In-process research and development	$–	(100%)	$22,075	438%	$4,100

Prior to fiscal 2010, we expensed in-process research and development arising from our acquisitions to Operating expenses in our Consolidated Statement of Operations upon acquisition. Effective February 1, 2009 upon the adoption of revised business combination guidance, in-process research and development is capitalized as an intangible asset as part of the purchase price allocation. Upon completion of the project, in-process research and development will be amortized to Cost of revenues over the life of the product. Alternatively, if the project is abandoned, the in-process research and development costs will be expensed to Operating expense when that determination is made.

In-process research and development of $22.1 million for the year ended January 31, 2009 includes $1.3 million for the Ponte acquisition, $6.8 million for the Flomerics acquisition, and $14.0 million resulting from undeveloped technology acquired through a joint development agreement with IBM. In-process research and development of $4.1 million for fiscal 2008 was assigned entirely to one project, Next Generation Pinnacle, resulting from the Sierra acquisition. The projects included in in-process research and development for the year ended January 31, 2009 are summarized as follows:

Acquisition	Project	Discount Rate	Expected Commercial Feasibility
Flomerics	Next Generation FLOTHERM	22%	Fiscal 2012
	Next Generation FLOVENT	22%	Fiscal 2012
	Next Generation MicReD	22%	Fiscal 2011
Ponte	Litho-Etch	18%	January 2010

We based the value of the Ponte and Flomerics in-process research and development on the excess earnings method which measures the value of an asset by calculating the present value of related future economic benefits, such as cash earnings. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Ponte and Flomerics in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate to reflect the present value and the risk associated with the development of technology. The development of the Litho-Etch project was halted in fiscal 2010 as it is unlikely we will release a product based on this technology.

We based the value of the undeveloped technology acquired through the 22 nanometer joint development agreement with IBM on the present value of the four year payment stream as defined in the agreement. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in our Calibre® product family once development is completed. The product release date has yet to be determined.

We based the value of the Sierra in-process research development on the excess earnings method. The modeled cash flow was discounted back to net present value and was based on estimates of revenues and operating profits related to the project. Significant assumptions used in the valuation of the Sierra in-process research and development included: stage of development of the project, future revenues, estimated life of the product’s underlying technology, future operating expenses, and a discount rate of 20% to reflect present value and the risk associated with the development of technology. The development of the project was completed during fiscal 2009 and the related product is now in production.

The risks associated with the acquired research and development are considered high, and no assurance can be made that any resulting products will generate any benefit or meet market expectations.

Other Income (Expense), Net

Year ended January 31,	2010	Change		2009	Change		2008
Interest income	$1,003	(80%	)	$5,107	(27%	)	$7,001
Foreign currency exchange gain (loss)	(423)	(109%	)	4,781	629%		(904)
Impairment of cost-basis investments	(113)	97%		(3,488)	–		–
Equity in losses of unconsolidated entities	(995)	31%		(1,432)	–		–
Other, net	(400)	13%		(458)	47%		(872)

Other income (expense), net	$(928)	(121%	)	$4,510	(14%	)	$5,225

The decrease in interest income for fiscal 2010 compared to fiscal 2009 was due to a decrease in interest income for the time value of foreign currency contracts of approximately $2.1 million as well as the decrease of interest earned on our cash, cash equivalents, and short-term investments of $2.0 million. The decrease in interest earned on cash, cash equivalents, and short term investments resulted from a decrease in the amount of cash held in interest bearing accounts and short-term investments and a decrease in the interest rates earned on interest bearing accounts.

The decrease in interest income for fiscal 2009 compared to fiscal 2008 was primarily the result of a decrease in the amount of cash held in interest bearing accounts and short-term investments and a decrease in the interest rates earned on interest bearing accounts.

The improvement of foreign currency exchange gain for fiscal 2009 compared to fiscal 2008 was primarily due to the favorable movement of exchange rates on the U.S. dollar and unhedged balance sheet positions associated with our acquisition of Flomerics.

In fiscal 2010, we recognized impairment losses on one long-term investment maintained on a cost basis, as we determined that the investment had an other-than-temporary decline in value. In fiscal 2009, we recognized impairment losses on two long-term investments maintained on a cost basis, as we determined that both investments had an other-than-temporary decline in value.

Interest Expense

Year ended January 31,	2010	Change		2009	Change		2008
Interest expense	$17,546	(9%	)	$19,354	(22%	)	$24,726

The decrease in interest expense for fiscal 2010 compared to fiscal 2009 was primarily due to the decrease in interest expense on the time value of foreign currency contracts of approximately $0.9 million and a decrease in interest expense of approximately $0.8 million primarily due to a decrease in the effective interest rate of our Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023.

The decrease in interest expense for fiscal 2009 compared to fiscal 2008 was due largely to the purchase and retirement during fiscal 2008 of $13.7 million of the Floating Rate Debentures and $35.0 million of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026.

Provision for Income Taxes

Year ended January 31,	2010	Change		2009	Change		2008
Income tax expense	$2,248	(79%	)	$10,850	(62%	)	$28,556

In the year ended January 31, 2010, our loss before taxes of $19.6 million consisted of $75.9 million of pre-tax loss in the U.S. and $56.3 million of foreign pre-tax income, reflecting the higher proportion of our operating expenses that are incurred in the U.S. Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Deferred tax assets consist of net operating loss carryforwards in several jurisdictions, including the U.S., credit carryovers, and timing differences between book and taxable income. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

We have tax expense in the year ended January 31, 2010 even though we have a net loss on our Consolidated Statement of Operations for the fiscal year. This is primarily because we recorded a net profit from international operations, thereby incurring expense while we incurred losses in the U.S. Any tax benefit in the U.S. is generally offset by an increase in the valuation allowance on U.S. deferred tax assets. This inability to utilize the benefits of our U.S. losses is the primary reason for our negative tax rate of 11% for the year ended January 31, 2010. This differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	U.S. losses for which no tax benefit has been recognized;
•	Non-deductible employee stock purchase plan compensation expense; and
•	Withholding taxes in certain foreign jurisdictions;

These differences are partially offset by:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;
•	Reduction in reserves for uncertain tax positions; and
•	The application of tax incentives for research and development in certain jurisdictions.

We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside of the U.S. As of January 31, 2010, the cumulative amount of earnings upon which income taxes have not been provided for is approximately $303.6 million. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards or the carryforward of foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. To the extent that the earnings of our foreign subsidiaries are not treated as permanently reinvested, which include earnings of certain countries, we have considered the impact in our provision. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

As of January 31, 2010, for federal income tax purposes, we had net operating loss carryforwards of approximately $167.7 million, foreign tax credits of $3.5 million, research and experimentation credit carryforwards of $37.4 million, alternative minimum tax credits of $2.7 million, and childcare credits of $1.1 million. For state income tax purposes, we had net operating loss carryforwards totaling $173.8 million from multiple jurisdictions, and research and experimentation and other miscellaneous state credits of $7.3 million. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If we do not use the carryforwards to reduce U.S. taxable income in future periods, portions of the net operating loss carryforwards will expire in fiscal years ending 2019 through 2030. The foreign tax credits will expire in fiscal years ending 2015 through 2020, research and experimentation credit carryforwards will expire between fiscal years ending 2011 through 2030, and childcare credits will expire between fiscal years ending 2023 and 2030. The alternative minimum tax credits do not expire. As of January 31, 2010, we have net operating losses in multiple foreign jurisdictions of $13.6 million. In general, we can carry forward the net operating losses for these foreign jurisdictions indefinitely.

We determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect differences to reverse. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

Net deferred tax assets of $18.9 million as of January 31, 2010, reflect a net decrease of $14.1 million compared to $33.0 million as of January 31, 2009. Gross deferred tax assets increased by $23.9 million from January 31, 2009 to January 31, 2010 principally due to the generation of net operating losses in the U.S. and the timing of the deduction on the accrued expenses. There was a $4.2 million increase in deferred tax liabilities from January 31, 2009 to January 31, 2010 principally related to our position regarding the earnings of certain jurisdictions that are not treated as permanently reinvested and other intangibles acquired with fiscal year 2010 acquisitions. The valuation allowance increased by $33.8 million from January 31, 2009 to January 31, 2010.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. In March 2007, the Internal Revenue Service (IRS) issued a Revenue Agent’s Report for fiscal 2002 through 2004 in which adjustments were asserted totaling $146.6 million of additional taxable income. The adjustments primarily concern transfer-pricing arrangements related to intellectual property rights acquired in acquisitions that were transferred to a foreign subsidiary. During fiscal year 2010, we reached a settlement with the IRS, which was consistent with our expectations and addressed within our reserve position. Further, due to the company’s available losses that could be applied, the settlement did not result in any significant cash outlay. The tax years for U.S. federal income tax purposes that remain open are fiscal year 2006 and forward. The statute of limitations remains open for years on or after 2004 in Japan and 2005 in Ireland.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to the company’s tax filing positions. It is reasonably possible that unrecognized tax positions may decrease from $0 to $8.2 million due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of reserves, which could settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $1.6 million for the year ended January 31, 2010 and an expense of $3.1 million for the year ended January 31, 2009.

The liability for income taxes associated with uncertain tax positions was $36.8 million as of January 31, 2010 and $59.1 million as of January 31, 2009. Tax benefits that could offset this liability were $0.6 million as of January 31, 2010 and $2.5 million as of January 31, 2009. Such offsetting tax benefits consider the correlative effects of deductible interest and state income taxes and other deductible tax adjustments. We expect uncertain tax positions of $33.0 million, if recognized, would favorably affect our effective tax rate. As of January 31, 2010, the full reserve for taxes of $36.8 million was reflected in income tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued guidance in September 2009 setting forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. This guidance eliminates the requirement that all undelivered elements have VSOE or third-party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. This guidance requires that, in the absence of VSOE or third-party evidence, a company estimate a selling price and that the relative selling prices be used to allocate revenue amongst the elements of a multi-element arrangement, eliminating the use of the residual method. This guidance is effective for fiscal years beginning on or after June 15, 2010, but may be adopted earlier as of the beginning of an interim or fiscal year. The FASB amended this guidance in September 2009 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The amended guidance applies to all hardware product revenue transactions. We will adopt this guidance prospectively as of February 1, 2010, the beginning of fiscal 2011, for multi-element arrangements involving our emulation hardware systems. We expect that the adoption of this guidance will have an impact on our consolidated financial statements. The nature and magnitude of the specific effects will depend on the arrangements we enter into with multiple deliverables after the effective date of February 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.

As of January 31, 2010, we had cash and cash equivalents of $99.3 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

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

Year ended January 31,	2010	2009
Cash provided by operating activities	$37,889	$22,672
Cash used in investing activities	$(49,938)	$(90,078)
Cash provided by financing activities	$16,942	$44,510

Operating Activities

Cash flows from operating activities consist of our net income (loss), adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. As a result of the current global economic downturn, our customers may not be able to make future payments as scheduled or may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of current economic conditions or otherwise could have a material adverse effect on our financial condition. To address these concerns, we are monitoring our accounts receivable portfolio for customers with low or declining credit ratings and have increased our collection efforts.

Trade Accounts and Term Receivables

As of January 31,	2010	2009
Trade accounts receivable, net	$289,750	$272,852
Term receivables, long-term	$164,898	$146,682
Average days sales outstanding in short-term receivables	110 days	101 days
Average days sales outstanding in trade accounts receivable, net, excluding the current portion of term receivables	42 days	50 days

The increase in the average days sales outstanding in short-term receivables as of January 31, 2010 compared to January 31, 2009 was due to a decrease in revenue in the fourth quarter of fiscal 2010 compared to fiscal 2009. The increase in Trade accounts receivable, net as of January 31, 2010 compared to January 31, 2009 was a result of an increase in large payments received during the fourth quarter of fiscal 2009 compared to fiscal 2010 and an increase in term deals recorded during the fourth quarter of fiscal 2010 compared to fiscal 2009.

The current portion of term receivables was $178.9 million as of January 31, 2010 and $139.1 million as of January 31, 2009. The decrease in average days sales outstanding excluding the current portion of term receivables was due to improved collections during the year ended January 31, 2010.

The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services although the impact of current economic conditions on our customers could affect this performance. The increase in total term receivables from $285.8 million as of January 31, 2009 to $343.8 million as of January 31, 2010 was primarily a result of an increase in term deals recorded during the fourth quarter of fiscal 2010 compared to fiscal 2009.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $31.8 million for fiscal 2010 compared to $54.2 million for fiscal 2009. We continue to find no difficulty in securing factoring sources and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for fiscal 2011.

Accrued Payroll and Related Liabilities

As of January 31,	2010	2009
Accrued payroll and related liabilities	$77,008	$62,453

The increase in Accrued payroll and related liabilities was primarily due to higher variable compensation for fiscal 2010 compared to fiscal 2009.

Investing Activities

Excluding short-term investments, cash used in investing activities for the year ended January 31, 2010 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment increased to $46.4 million for fiscal 2010 compared to $40.4 million for fiscal 2009. The expenditures for property, plant, and equipment were primarily a result of the purchase of three buildings in Fremont, California for $21.2 million in January 2010 offset in part by reduced spending on information technology and infrastructure improvements within facilities.

In fiscal 2010, we acquired LogicVision through the issuance of common stock valued at $14.3 million. Also in fiscal 2010, we acquired three privately-held companies for cash consideration of $9.3 million.

We plan to finance our continued investments in property, plant, and equipment using cash. We plan to finance our continued investments in business acquisitions through a combination of cash and common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings under the revolving credit facility.

Financing Activities

For the year ended January 31, 2010, cash provided by financing activities consisted primarily of $20.0 million provided by common stock issuances resulting from stock option exercises and employee stock plan purchases. This was offset in part by repayments of $3.5 million on the Floating Rate Debentures.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9.2 million shares as of January 31, 2010. Upon conversion, in lieu of shares of our common stock, for each $1 thousand principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 thousand or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1 thousand, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Debentures. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the year ended January 31, 2010, we did not repurchase any 6.25% Debentures and the principal amount of $165.0 million remains outstanding.

Floating Rate Debentures due 2023

Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 2.44% for the year ended January 31, 2010. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1.4 million shares as of January 31, 2010.

The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 100.81% of the face amount, with the premium reducing to 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the year ended January 31, 2010, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3.8 million at a discount. As a result, a principal amount of $32.3 million was outstanding as of January 31, 2010.

We have reclassified the entire $32.3 of Floating Rate Debentures to short-term in our Consolidated Balance Sheet as of January 31, 2010 as holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010. We expect to retire this obligation utilizing cash on hand and amounts available under our revolving credit facility.

For further information on our 6.25% Debentures and our Floating Rate Debentures, see Note 10. “Notes Payable” in Part II, Item 8. “Financial Statements and Supplementary Data.”

Revolving Credit Facility

We are party to a syndicated, senior, unsecured, four-year revolving credit facility with a maximum borrowing capacity of $140.0 million with an option to increase the borrowing capacity by an additional $10.0 million in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $0.4 million for fiscal 2010 and $0.3 million for fiscal 2009.

We borrowed $20.0 million against the revolving credit facility and repaid $20.0 million during the year ended January 31, 2010. As of January 31, 2010, we had an outstanding balance of $20.0 million. The interest rate as of January 31, 2010 was 3.25%.

For further information on our revolving credit facility, see Note 9. “Short-Term Borrowings.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make the following payments as of January 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes	$197,272	$32,272	$–	$165,000	$–
Interest on debt (1)	166,178	10,624	20,626	20,626	114,302
Joint development agreement	7,500	2,500	5,000	–	–
Other liabilities (2)	10,540	781	2,572	2,901	4,286
Other borrowings (3)	68,573	47,480	21,087	6	–
Operating leases	78,721	28,713	26,769	12,555	10,684

Total contractual obligations	$528,784	$122,370	$76,054	$201,088	$129,272

(1)	Interest on our Floating Rate Debentures was calculated using the rate effective as of January 31, 2010 and is only included in payments due in less than one year.
(2)	We did not include $36.8 million of unrecognized tax liability due to the uncertainty with respect to the timing of future cash flows as of January 31, 2010. We are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities and the total amounts of income tax payable. The timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated.
(3)	Other borrowings include amounts due to financial institutions for the sale of receivables.

OUTLOOK FOR FISCAL 2011

We expect revenues for the first quarter of fiscal 2011 to be approximately $180.0 million, with earnings per share for the same period in the range of break-even to a net loss per share of $(0.05).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All numerical references in tables are in thousands, except interest rates and contract rates.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of January 31, 2010. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$29,800	0.03%
Short-term investments – fixed rate	3	8.25%

Total fixed rate interest bearing instruments	$29,803	0.03%

We had convertible subordinated debentures of $165.0 million outstanding with a fixed interest rate of 6.25% as of January 31, 2010. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures of $32.3 million outstanding with a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65% as of January 31, 2010. For variable interest rate debt, interest rate changes generally do not affect the fair market value but do affect earnings and cash flow.

As of January 31, 2010, we had a syndicated, senior, unsecured revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $140.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. As of January 31, 2010, we had $20.0 million outstanding against this revolving credit facility. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flows.

We had other short-term borrowings of $4.5 million outstanding as of January 31, 2010 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates on the above variable rate borrowings were to increase or decrease by 1% for the year and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.6 million.

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

From time to time, we enter into foreign currency option contracts for forecasted revenues and expenses between our foreign subsidiaries. These instruments provide us the right to sell/purchase foreign currencies to/from third-parties at future dates with fixed exchange rates.

The following table provides volume information about our foreign currency option program. The information provided is in United States (U.S.) dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates.

As of January 31,	2009
	Gross Notional Amount	Weighted Average Contract Rate
Option Contracts:
Euro	$97,475	0.66
Japanese yen	60,837	110.68
British pound	31,032	0.52

Total option contracts	$189,344

We have not entered into any new option contracts subsequent to the first quarter of fiscal 2010 due to a significant increase in option premiums driven by market volatility. The remaining option contracts were fully utilized as of January 31, 2010. As a result, we had no option contracts outstanding as of January 31, 2010.

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

As of January 31,	2010		2009
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$77,186	0.69	$56,081	0.75
Japanese yen	29,551	90.67	45,300	94.46
British pound	21,226	0.61	13,696	0.65
Swedish krona	14,202	7.04	7,345	8.18
Indian rupee	8,335	45.68	8,852	48.80
Taiwan dollar	7,653	31.70	7,221	33.37
Canadian dollar	6,552	1.03	4,152	1.25
Other (1)	17,867	–	12,347	–

Total forward contracts	$182,572		$154,994

(1)	Other includes 10 currencies which are the Korean won, Swiss francs, Danish kroner, Hungarian forints, Russian rubles, Polish zloty, Israeli shekels, Chinese yuan, Norwegian kroner, and Singapore dollar.

Item 8. Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended January 31,	2010	2009	2008
In thousands, except per share data		As adjusted (Note 3)	As adjusted (Note 3)
Revenues:
System and software	$479,493	$447,551	$555,297
Service and support	323,234	341,550	324,435

Total revenues	802,727	789,101	879,732

Cost of revenues:
System and software	22,592	17,787	24,913
Service and support	85,265	97,002	95,714
Amortization of purchased technology	12,012	12,403	9,468

Total cost of revenues	119,869	127,192	130,095

Gross margin	682,858	661,909	749,637

Operating expenses:
Research and development	255,538	260,351	247,870
Marketing and selling	303,709	317,473	309,431
General and administration	92,260	95,014	96,786
Amortization of intangible assets	11,184	11,113	8,936
Special charges	21,334	16,888	10,148
Impairment of long-lived assets	–	4,553	–
In-process research and development	–	22,075	4,100

Total operating expenses	684,025	727,467	677,271

Operating income (loss)	(1,167)	(65,558)	72,366
Other income (expense), net	(928)	4,510	5,225
Interest expense	(17,546)	(19,354)	(24,726)

Income (loss) before income tax	(19,641)	(80,402)	52,865
Income tax expense	2,248	10,850	28,556

Net income (loss)	$(21,889)	$(91,252)	$24,309

Net income (loss) per share:
Basic	$(0.23)	$(0.99)	$0.28

Diluted	$(0.23)	$(0.99)	$0.27

Weighted average number of shares outstanding:
Basic	96,474	91,829	88,086

Diluted	96,474	91,829	89,981

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of January 31,	2010	2009
In thousands		As adjusted (Note 3)
Assets
Current assets:
Cash and cash equivalents	$99,340	$93,642
Short-term investments	3	1,997
Trade accounts receivable, net of allowance for doubtful accounts of $3,607 as of January 31, 2010 and $5,515 as of January 31, 2009	289,750	272,852
Other receivables	10,186	12,086
Inventory	3,630	11,074
Prepaid expenses and other	15,813	15,986
Deferred income taxes	11,891	10,163

Total current assets	430,613	417,800

Property, plant, and equipment, net	121,795	100,991
Term receivables	164,898	146,682
Goodwill	458,313	441,221
Intangible assets, net	26,029	39,735
Deferred income taxes	7,047	22,845
Other assets	14,346	16,796

Total assets	$1,223,041	$1,186,070

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$37,874	$36,998
Current portion of notes payable	32,272	–
Accounts payable	9,985	10,197
Income taxes payable	3,971	5,340
Accrued payroll and related liabilities	77,008	62,453
Accrued liabilities	44,122	46,034
Deferred revenue	153,965	155,098

Total current liabilities	359,197	316,120

Notes payable	156,075	188,170
Deferred revenue	9,534	16,890
Income tax liability	36,791	59,078
Other long-term liabilities	21,427	19,367

Total liabilities	583,024	599,625

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 100,478 shares issued and outstanding as of January 31, 2010 and 94,126 shares issued and outstanding as of January 31, 2009	662,595	602,064
Accumulated deficit	(48,742)	(26,853)
Accumulated other comprehensive income	26,164	11,234

Total stockholders’ equity	640,017	586,445

Total liabilities and stockholders’ equity	$1,223,041	$1,186,070

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended January 31,	2010	2009	2008
In thousands		As adjusted	As adjusted
Operating Cash Flows:
Net income (loss)	$(21,889)	$(91,252)	$24,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	31,120	31,500	27,757
Amortization	28,538	28,554	23,509
Write-off of debt issuance costs	26	–	945
(Gain) loss on debt extinguishment	(380)	–	1,553
Stock-based compensation	26,159	28,223	18,476
Deferred income taxes	13,962	(11,736)	15,196
Changes in other long-term liabilities	(3,669)	283	(3,039)
Impairment of long-lived assets	–	4,553	–
In-process research and development	–	22,075	4,100
Write-down of long-term investments	113	3,488	–
Equity in loss of unconsolidated entities	995	1,432	–
Loss on disposal of property, plant, and equipment, net	208	140	104
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(1,117)	41,410	(72,865)
Prepaid expenses and other	20,056	(14,990)	(10,382)
Term receivables, long-term	(9,479)	(21,713)	6,031
Accounts payable and accrued liabilities	(957)	(16,978)	(5,376)
Income taxes payable	(28,225)	13,008	9,103
Deferred revenue	(17,572)	4,675	40,194

Net cash provided by operating activities	37,889	22,672	79,615

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	1,994	25,631	79,491
Purchases of short-term investments	–	(19,310)	(44,030)
Purchases of property, plant, and equipment	(46,397)	(40,402)	(37,923)
Acquisitions of businesses and equity interests, net of cash acquired	(5,535)	(55,997)	(39,739)

Net cash used in investing activities	(49,938)	(90,078)	(42,201)

Financing Cash Flows:
Proceeds from issuance of common stock	20,059	22,336	26,522
Tax effect of share options exercised	(96)	93	85
Net increase in short-term borrowings	973	2,875	4,490
Debt and equity issuance costs	(544)	(794)	–
Proceeds from revolving credit facility	20,000	30,000	20,000
Repayments of notes payable and revolving credit facility	(23,450)	(10,000)	(68,436)

Net cash provided by (used in) financing activities	16,942	44,510	(17,339)

Effect of exchange rate changes on cash and cash equivalents	805	(1,388)	2,619

Net change in cash and cash equivalents	5,698	(24,284)	22,694
Cash and cash equivalents at the beginning of the period	93,642	117,926	95,232

Cash and cash equivalents at the end of the period	$99,340	$93,642	$117,926

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
In thousands
Balance as of January 31, 2007	84,819	444,230	42,379	27,440		514,049
Cumulative effect of change in accounting (Note 3)		23,212	(2,289)			20,923

Balance as of January 31, 2007 (As adjusted Note 3)	84,819	467,442	40,090	27,440		534,972

Net income			24,309		$24,309	24,309
Foreign currency translation adjustment				10,796	10,796	10,796
Change in pension liability, after tax expense of $39				198	198	198
Unrealized loss on derivatives, after tax benefit of $196				(1,570)	(1,570)	(1,570)

Comprehensive income					$33,733

Retirement of debt conversion feature upon repurchase		(1,446)				(1,446)
Stock issued under stock option and stock purchase plans	2,826	26,522				26,522
Stock issued for acquisition	3,097	42,844				42,844
Stock compensation expense		17,472				17,472
Tax benefit from share options exercised		85				85

Balance as of January 31, 2008 (As adjusted Note 3)	90,742	552,919	64,399	36,864		654,182

Net loss			(91,252)		$(91,252)	(91,252)
Foreign currency translation adjustment				(18,844)	(18,844)	(18,844)
Change in pension liability, after tax benefit of $138				(250)	(250)	(250)
Unrealized loss on derivatives, after tax benefit of $318				(6,536)	(6,536)	(6,536)

Comprehensive loss					$(116,882)

Stock issued under stock option and stock purchase plans	3,384	22,336				22,336
Stock compensation expense		26,716				26,716
Tax benefit from share options exercised		93				93

Balance as of January 31, 2009 (As adjusted Note 3)	94,126	$602,064	$(26,853)	$11,234		$586,445

Net loss			(21,889)		$(21,889)	(21,889)
Foreign currency translation adjustment				10,689	10,689	10,689
Change in pension liability, after tax benefit of $457				(682)	(682)	(682)
Unrealized gain on derivatives, after tax expense of $108				4,923	4,923	4,923

Comprehensive loss					$(6,959)

Stock issued under stock option and stock purchase plans	4,449	20,059				20,059
Stock issued and options assumed for acquisition	1,903	14,911				14,911
Stock compensation expense		25,657				25,657
Reduction of tax benefit on share options exercised		(96)				(96)

Balance as of January 31, 2010	100,478	$662,595	$(48,742)	$26,164		$640,017

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Notes to Consolidated Financial Statements

All numerical references in thousands, except for employee data, percentages, and per share data.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our financial statements and those of our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 12. “Commitments and Contingencies.”

Foreign Currency Translation

Local currencies are the functional currencies for our foreign subsidiaries except for Ireland, Singapore, and Egypt where the United States (U.S.) dollar is used as the functional currency. We translate assets and liabilities of foreign operations, excluding Ireland, Singapore, and Egypt, to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. We include foreign currency translation adjustments in Stockholders’ equity as a component of Accumulated other comprehensive income. We maintain the accounting records for our subsidiaries in Ireland, Singapore, and Egypt in the U.S. dollar and accordingly no translation is necessary. We include foreign currency transaction gains and losses as a component of Other income (expense), net.

Use of Estimates

U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, and assumptions used in the calculation of income taxes, among others. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, foreign currency fluctuations, and declines in customer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash Equivalents

Cash equivalents totaled $29,800 as of January 31, 2010 and $38,414 as of January 31, 2009 and included certificates of deposit and other highly liquid investments with original maturities of ninety days or less.

Investments

Long-term investments, included in Other assets on the accompanying Consolidated Balance Sheets, include investments with maturities in excess of one year from the balance sheet date, investments with indefinite lives, and equity securities. We determine the appropriate classification of our investments at the time of purchase. For investments in equity securities, we use the equity method of accounting when our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, we currently record our share of earnings or losses in Other income (expense), net equal to our proportionate share of the earnings or losses of the investee. For debt securities and other equity securities with readily determinable fair values (marketable securities), we classify our investment as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We state held-to-maturity securities at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. We carry available-for-sale securities at fair value based on quoted market prices. We report unrealized gains and losses of available-for-sale securities net of tax in Stockholders’ equity as a component of Accumulated other comprehensive income. For investments in equity securities of private companies without a readily determinable fair value, and as to which we do not exercise significant influence over the investee, we record our investment under the cost method of accounting. Under the cost method of accounting, we carry the investment at historical cost and we periodically evaluate the fair value of the investment to determine if an other-than-temporary decline in value has occurred. For the year ended January 31, 2009, we recorded impairment losses for two long-term investments which had an other-than-temporary decline in value.

Term Receivables and Trade Accounts Receivable

We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in Trade accounts receivable, net and balances that are due more than one year from the balance sheet date in Term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction, using the effective interest method, to System and software revenues over the period in which payments are made and balances are outstanding. We determine the discount rate at the outset of the arrangement based upon prevailing rates of the customer. We reset the discount rate periodically considering changes in prevailing interest rates.

Trade accounts receivable include billed amounts of $110,839 as of January 31, 2010 and $133,719 as of January 31, 2009 and unbilled amounts of $178,911 as of January 31, 2010 and $139,133 as of January 31, 2009. Unbilled amounts included in Trade accounts receivable are for the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur 30 days prior to the contractual due date, in accordance with individual contract installment terms. Term receivables, long-term of $164,898 as of January 31, 2010 and $146,682 as of January 31, 2009 represent unbilled amounts which are scheduled to be collected beyond one year.

Valuation of Trade Accounts Receivable

We maintain allowances for doubtful accounts on trade accounts receivable and Term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.

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

Fair Value of Financial Instruments

The carrying amounts of Cash equivalents, Short-term investments, Trade accounts receivable, net, term receivables, Short-term borrowings, Accounts payable, and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign currency exchange contracts based on quoted market prices. We base the fair value of long-term notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. See further discussion in Note 5. “Fair Value Measurement.”

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and other intangible assets acquired in our business combinations. Intangible assets, net primarily includes purchased technology, in-process research and development, trademarks, and customer relationships acquired in our business combinations. We operate as a single reporting unit for purposes of goodwill evaluation. We amortize intangible assets over their estimated lives.

We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether the carrying values of the asset groups are greater than the forecasted undiscounted net cash flows of the related asset group. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted undiscounted net cash flows or appraised values, depending upon the nature of the assets. In the event we determine our long-lived assets have been impaired, we would make an adjustment that would result in a charge for the write-down in the period that such determination was made. We determined that certain long-lived assets were impaired as of January 31, 2009. See further discussion in Note 4. “Impairment of Long-Lived Assets.”

Goodwill is not amortized, but is tested for impairment at least annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We completed our annual goodwill impairment test as of January 31, 2010, 2009, and 2008. As of January 31, 2010, 2009, and 2008, our annual impairment analysis of goodwill provided no indicators that a potential impairment existed for our reporting unit and accordingly no impairment charge was recognized during fiscal 2010, 2009, or 2008.

We amortize purchased technology over three to five years to System and software cost of revenues and other intangible asset costs over the same period to Operating expenses. For capitalized in-process research and development, upon completion of the in-process research and development projects, we will amortize in-process research and development to Cost of revenues over the life of the projects. Alternatively, if we abandon, the project, the in-process research and development costs will be expensed to Operating expense when such determination is made. Total purchased technology and other intangible asset amortization expenses were $23,196 for the year ended January 31, 2010, $23,516 for fiscal 2009, and $18,404 for fiscal 2008.

As of January 31, 2010, the carrying value of Goodwill was $458,313, net purchased technology and in-process research and development was $16,912, including accumulated amortization of $89,572, and net other intangible assets was $9,117, including accumulated amortization of $45,791.

As of January 31, 2009, the carrying value of Goodwill was $441,221, net purchased technology was $21,641, including accumulated amortization of $77,560, and net other intangible assets was $18,094, including accumulated amortization of $34,607.

We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2011	$15,155
2012	7,577
2013	2,843
2014	454

Aggregate amortization expense	26,029

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred income taxes for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. We calculate deferred tax assets and liabilities using enacted tax rates and laws that will be in effect when we expect the differences to reverse and be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Deferred tax assets are not recorded to the extent they relate to tax deductions in excess of the stock-based compensation recorded under U.S. generally accepted accounting principles. Further, deferred tax assets are not recorded to the extent they are directly associated with uncertain tax positions. For deferred tax assets that are not more-likely-than-not-realizable, we have established a valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would reverse the valuation allowance associated with such deferred tax assets in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to increase the valuation allowance on such net deferred tax assets generally to expense in the period such determination was made.

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

We report the fair value of derivatives as a net asset or liability in the Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships, if designated, are established pursuant to our risk management policy and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. We discontinue hedge accounting prospectively when we determine that a derivative is not highly effective as a hedge and recognize future changes in the fair value of the derivative in earnings each period. We recognize changes in the fair value of derivatives not designated in a hedging relationship or derivatives that do not qualify for hedge accounting in earnings each period. For derivatives designated as a hedge of a forecasted transaction (cash flow hedge), we report the effective portion of the change in the fair value of the derivative in Stockholders’ equity as a component of Accumulated other comprehensive income and reclassify it to earnings in the period in which the forecasted transaction occurs. We recognize amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative currently in earnings. We regularly evaluate forecasted transactions designated as the hedged item in a cash flow hedge to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, we recognize any gain or loss deferred in Accumulated other comprehensive income in earnings currently.

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

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. Revenue from emulation hardware system sales is generally recognized upon delivery.

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

We include finance fee revenues from the accretion on the discount of long-term installment receivables in System and software revenues. Finance fee revenues were $14,913 for the year ended January 31, 2010, $16,263 for fiscal 2009, and $16,732 for fiscal 2008.

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

Software Development Costs

We capitalize software development costs beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of our products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to Research and development expense in the accompanying Consolidated Statements of Operations. We capitalized acquired technology costs of $468 during fiscal 2009. We did not capitalize any acquired technology costs during fiscal 2010 or fiscal 2008.

Leases

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

Advertising Costs

We expense all advertising costs as incurred. Advertising expense was $3,668 for the year ended January 31, 2010, $4,447 for fiscal 2009, and $5,789 for fiscal 2008, and is included in Marketing and selling expense in the accompanying Consolidated Statements of Operations.

Special Charges

We record restructuring charges within Special charges in the Consolidated Statements of Operations in connection with our plans to better align our cost structure with projected operations in the future. Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, asset-related charges, post-acquisition rebalance costs and restructuring costs, including severance and benefits.

Net Income (Loss) Per Share

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive. See additional discussion in Note 15. “Net Income (Loss) Per Share.”

Accounting for Stock-Based Compensation

We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period and consequently we recognize the expense fully in the period in which the award is granted. We present the tax benefit from the exercise of stock options that exceed the tax benefit for those options previously recorded as a financing activity in the Consolidated Statements of Cash Flows.

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

Other Comprehensive Income (Loss)

We record comprehensive income (loss) in accordance with the applicable FASB guidance, which defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including net income (loss) as well as foreign currency translation adjustments, adjustments to the minimum pension liability, unrecognized actuarial losses not included in periodic benefit costs for a defined benefit plan in Japan, and unrealized gain (loss) on derivative contracts.

Transfer of Financial Assets

We finance certain software license agreements with customers through the sale, assignment, and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. We retain no interest in the transferred receivable. We record such transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables. The gain or loss on the sale of receivables is included in General and administration in Operating expenses in our Consolidated Statement of Operations. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables, and the net proceeds received from the financing institution and (ii) the unaccreted interest on the receivables sold. We impute interest on the receivables based on prevailing market rates and record this as a discount against the receivable.

We sold the following trade receivables to financing institutions on a non-recourse basis and recognized the following (gain) loss on the sale of those receivables:

Year ended January 31,	2010	2009	2008
Trade receivables, short-term	$14,557	$28,059	$29,921
Term receivables, long-term	19,452	29,128	34,084

Total receivables sold	34,009	57,187	64,005
Net proceeds	31,838	54,200	59,817

Discount on sold receivables	2,171	2,987	4,188
Unaccreted interest on sold receivables	(1,549)	(3,011)	(4,520)

Gain (loss) on sale of receivables	$622	$(24)	$(332)

Recent Accounting Pronouncements

The FASB issued guidance in September 2009 setting forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not been delivered. This guidance eliminates the requirement that all undelivered elements have VSOE or third-party evidence before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have already been delivered. This guidance requires that, in the absence of VSOE or third-party evidence, a company estimate a selling price and that the relative selling prices be used to allocate revenue amongst the elements of a multi-element arrangement, eliminating the use of the residual method. This guidance is effective for fiscal years beginning on or after June 15, 2010, but may be adopted earlier as of the beginning of an interim or fiscal year. The FASB amended this guidance in September 2009 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The amended guidance applies to all hardware product revenue transactions. We will adopt this guidance prospectively as of the beginning of our fiscal year ending January 31, 2011 for multi-element arrangements involving our emulation hardware systems. We expect that the adoption of this guidance will have an impact on our consolidated financial statements. The nature and magnitude of the specific effects will depend on the arrangements we enter into with multiple deliverables after the effective date of February 1, 2010.

3. Change in Accounting

In May 2008, the FASB issued guidance requiring issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the implied liability and equity components of the convertible debt in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We adopted this guidance during the first quarter of fiscal 2010 as it applies to our 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. Prior to the first quarter of fiscal 2010, we carried the liability of the 6.25% Debentures at its principal value and only the contractual interest expense was recognized in our Consolidated Statements of Operations. This guidance requires retrospective application to all prior periods for which the 6.25% Debentures were outstanding prior to the date of adoption.

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

The impact of these adjustments to Interest expense, Income (loss) before income tax, Net income (loss), and Basic and diluted net income (loss) per share for the years ended January 31, 2009 and 2008 represents the amortization of the debt discount and adjustment to the previously recorded amortization of the issuance costs. The adjustments to the Consolidated Balance Sheet as of January 31, 2009 are to:

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

The effect of the adoption of the new guidance on the Consolidated Statements of Operations for the years ended January 31, 2009 and 2008 is as follows:

Year ended January 31,	2009			2008
	Adoption	Effect of Change	As Adjusted	Adoption	Effect of Change	As Adjusted
Operating income (loss)	$(65,558)	$–	$(65,558)	$72,366	$–	$72,366
Other income, net	4,510	–	4,510	5,225	–	5,225
Interest expense	(16,904)	(2,450)	(19,354)	(20,264)	(4,462)	(24,726)

Income (loss) before income tax	(77,952)	(2,450)	(80,402)	57,327	(4,462)	52,865
Income tax expense	10,850	–	10,850	28,556	–	28,556

Net income (loss)	$(88,802)	$(2,450)	$(91,252)	$28,771	$(4,462)	$24,309

Basic net income (loss) per share	$(0.97)	$(0.02)	$(0.99)	$0.33	$(0.05)	$0.28

Diluted net income (loss) per share	$(0.97)	$(0.02)	$(0.99)	$0.32	$(0.05)	$0.27

The effect of the adoption of the new guidance on the Consolidated Balance Sheet as of January 31, 2009 is as follows:

As of January 31, 2009	Prior to Adoption	Effect of Change	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$93,642	$–	$93,642
Short-term investments	1,997	–	1,997
Trade accounts receivable, net	272,852	–	272,852
Other receivables	12,086	–	12,086
Inventory	11,074	–	11,074
Prepaid expenses and other	16,076	(90)	15,986
Deferred income taxes	10,163	–	10,163

Total current assets	417,890	(90)	417,800

Property, plant, and equipment, net	100,991	–	100,991
Term receivables, long-term	146,682	–	146,682
Goodwill	441,221	–	441,221
Intangible assets, net	39,735	–	39,735
Deferred income taxes	22,845	–	22,845
Other assets	17,073	(277)	16,796

Total assets	$1,186,437	$(367)	$1,186,070

Liabilities and Stockholders’ Equity

Total current liabilities	$316,120	$–	$316,120

Notes payable	201,102	(12,932)	188,170
Deferred revenue, long-term	16,890	–	16,890
Income tax liability	59,078	–	59,078
Other long-term liabilities	19,367	–	19,367

Total liabilities	612,557	(12,932)	599,625

Stockholders’ equity:
Common stock	580,298	21,766	602,064
Accumulated deficit	(17,652)	(9,201)	(26,853)
Accumulated other comprehensive income	11,234	–	11,234

Total stockholders’ equity	573,880	12,565	586,445

Total liabilities and stockholders’ equity	$1,186,437	$(367)	$1,186,070

The adoption of the new guidance on the Consolidated Statement of Cash Flows for the years ended January 31, 2009 and 2008 had no effect on cash provided by operations, cash used in investing activities, or cash used in financing activities.

4. Impairment of Long-Lived Assets

At January 31, 2009, we completed a review of our long-lived assets for impairment due to the adverse market conditions and declines in our market capitalization. We assessed the recoverability of our long-lived assets by determining whether their carrying values were greater than the forecasted undiscounted net cash flows of the related assets. We determined the assets were impaired and wrote down the assets to their estimated fair value. We determined fair value based on forecasted undiscounted net cash flows or appraised values, depending upon the nature of the assets. For purposes of this evaluation, long-lived assets were grouped with other assets and liabilities at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities. We subdivided long-lived assets into six separate asset groups for impairment testing. The long-lived assets of each group consisted primarily of purchased technology, other intangibles, and property, plant, and equipment. Based on this evaluation, it was determined that one of our asset groups was impaired.

We recorded an impairment loss of $4,553 during fiscal 2009 for the difference between the carrying value and the fair value of the long-lived assets of this asset group. We used an income approach and forecasted undiscounted net cash flows to determine the fair value of the assets. The impairment was recorded in Operating expenses in our Consolidated Statement of Operations for fiscal 2009. The impaired assets continue to be used in our operations.

5. Fair Value Measurement

We measure derivative instruments at fair value on a quarterly basis. The FASB’s authoritative guidance established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1 – Quoted prices for identical instruments in active markets;
•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3 – One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(4,619)	$–	$(4,619)	$–
Contingent consideration	(1,822)	–	–	(1,822)

Total	$(6,441)	$–	$(4,619)	$(1,822)

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(3,138)	$–	$(3,138)	$–

We use an income approach to determine the fair value of our foreign currency exchange contracts. For foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our Consolidated Statement of Operations. For foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income (expense), net, in our Consolidated Statement of Operations. See further discussion in Note 8. “Derivative Instruments and Hedging Activities.”

In connection with a fiscal 2010 acquisition, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangement discounted at a rate of 16% and recorded a liability of $1,822 as of January 31, 2010.

The following table summarizes Level 3 activity:

Balance as of January 31, 2009	$–
Contingent consideration	1,770
Interest accretion	52

Balance as of January 31, 2010	$1,822

The carrying amounts of cash equivalents, Short-term investments, Trade accounts receivable, net, term receivables, Accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign currency exchange contracts based on quoted market prices for similar instruments. The fair value of Notes payable was $192,321 as of January 31, 2010 and $134,549 as of January 31, 2009 compared to the carrying value of $188,347 as of January 31, 2010 and $188,170 as of January 31, 2009. We based the fair value of Notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of Notes payable, $32,272 was classified as current on our Consolidated Balance Sheet as of January 31, 2010. The carrying amount of the remaining balance of Short-term borrowings of $37,874 as of January 31, 2010 and $36,998 as of January 31, 2009 approximates fair value because of the short-term nature of the instruments.

6. Business Combinations

During the years ended January 31, 2010, 2009, and 2008 we made a number of acquisitions. For each acquisition, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

Acquisitions during the year ended January 31, 2010

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
LogicVision, Inc.	$15,352	$1,151	$7,470	$–	$6,731
Other	9,310	190	2,490	(222)	6,852

	$24,662	$1,341	$9,960	$(222)	$13,583

On August 18, 2009, we acquired all of the outstanding common shares of LogicVision, Inc. (LogicVision), a test and yield learning company in the semiconductor design-for-test sector. The acquisition was an investment aimed at extending our product offerings within the EDA industry. Under the terms of the purchase agreement, LogicVision shareholders received 0.2006 of a share of our common stock for each LogicVision common share. Accordingly, we issued 1,903 shares of our common stock to the former common shareholders of LogicVision, resulting in consideration transferred for the common stock issued of $14,289, at our closing price on August 18, 2009 of $7.51 per share. The purchase agreement also required that we exchange our stock options for LogicVision’s outstanding stock options resulting in additional consideration of $1,063, representing the fair value of stock options issued that is attributable to the pre-combination service period. The identified intangible assets acquired consisted of purchased technology of $5,260 and other intangibles of $2,210. The goodwill created by the transaction is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations, future technologies, and the knowledge and experience of the acquired workforce. We included the results of the LogicVision operations in our consolidated financial statements from the date of acquisition forward.

Other acquisitions for the year ended January 31, 2010 consisted of three privately-held companies, which were not material individually or in the aggregate.

Acquisitions during the year ended January 31, 2009

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired / (Liabilities Assumed)	Identifiable Intangible Assets Acquired	Deferred Tax Liability	In-Process Research & Development	Goodwill
Flomerics Group, PLC	$58,588	$13,549	$25,870	$(7,281)	$6,790	$19,660
Other	5,687	(567)	1,970	–	1,300	2,984

	$64,275	$12,982	$27,840	$(7,281)	$8,090	$22,644

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

Other acquisitions for the year ended January 31, 2009 consisted of a privately-held company we acquired for cash, which was not individually material.

Acquisitions during the year ended January 31, 2008

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Asset	In-Process Research & Development	Goodwill
Sierra Design Automation, Inc.	$84,818	$6,385	$26,600	$1,801	$4,100	$45,932
Other	838	4	220	–	–	614

	$85,656	$6,389	$26,820	$1,801	$4,100	$46,546

On June 8, 2007, we acquired 100% of the common stock of Sierra Design Automation, Inc. (Sierra), a privately held company based in Santa Clara, California, which is a provider of high-performance place and route software solutions. Upon completion of the merger transaction, the outstanding shares of Sierra were converted into the right to receive consideration from us totaling $90,000, of which $45,000 was payable in cash and $45,000 was payable in the form of 3,097 shares of our common stock valued as provided in the merger agreement at $14.53 per share which was the average closing price reported by The NASDAQ Global Select Market for the 10 trading-day period ending three days before the closing. Cash of $3,717 and 256 shares of our common stock with a value of $3,721 were withheld pro rata from the former Sierra shareholders and deposited in an indemnity escrow account. These amounts were released in October 2008. The indemnity escrow account also included $783 of cash and 56 shares of our common stock valued at $810 withheld from Sierra’s two founders; these amounts plus an additional 166 shares of our common stock valued at $2,407 withheld from the founders were subject to forfeiture if their employment with us had terminated by them without good reason or by us for cause before June 8, 2009. The two founders completed their employment terms and no forfeitures were taken.

In accounting for the Sierra transaction, we were required to value the shares of our common stock issued in the transaction at $13.85 per share which was the average closing price reported by The NASDAQ Global Select Market for the five day period beginning with the two day period preceding the measurement date through the two days succeeding the measurement date. In addition, the cash and common stock withheld from the two Sierra founders of $3,797, which was subject to a continued employment requirement, was considered compensation expense and was recognized over the service period and was not included in the acquisition cost. The common stock withheld from the two Sierra founders was valued at $13.61 per share. The identified intangible assets acquired consisted of purchased technology of $9,400 and other intangibles of $17,200. We are amortizing the technology to Cost of revenues and the other identified intangible assets to Operating expenses over three years. We included the results of the Sierra operations in our consolidated financial statements from the date of acquisition forward.

Other acquisitions for the year ended January 31, 2008 consisted of a privately-held company we acquired for cash, which was not individually material.

The separate results of operations for the acquisitions during the years ended January 31, 2010, 2009, and 2008 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

The value assigned to in-process research and development for the charges incurred related to business acquisitions in the years ended January 31, 2009 and 2008 related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products resulting from the completion of such projects and discounting the net cash flows back to their present value. The rate used to discount the net cash flows was based on the weighted average cost of capital. Other factors considered were the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of the technology, the profitability levels of the technology, and the stage of completion of the technology. The stage of completion of the products at the date of the acquisition were estimated based on research and development costs that had been expended as of the date of acquisition as compared to total research and development costs expected at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features, and technical performance requirements. The estimated net cash flows from these products were based on estimates of related revenues, cost of sales, research and development costs, selling, general and administration costs, and income taxes. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that we will realize any anticipated benefits of the acquisition. The risks associated with acquired research and development are considered high and no assurance can be made that these products will generate any benefit or meet market expectations.

7. Property, Plant, and Equipment, Net

A summary of property, plant, and equipment, net follows:

As of January 31,	2010	2009
Computer equipment and furniture	$247,211	$226,975
Buildings and building equipment	62,363	48,939
Land and improvements	20,782	12,445
Leasehold improvements	43,708	41,105

	374,064	329,464
Less accumulated depreciation and amortization	(252,269)	(228,473)

Property, plant, and equipment, net	$121,795	$100,991

In January 2010, we purchased three buildings in Fremont, California. We capitalized $21,152 in acquisition costs which is included in Buildings and building equipment and Land and improvements. We plan to relocate all of our San Jose research and development, sales, and administrative operations to Fremont at the termination of our existing San Jose leases in the third quarter of fiscal 2011. We will begin to depreciate the facilities once we begin to occupy them.

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

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of a year or less which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs. During the year ended January 31, 2010, we entered into 15 new foreign currency option contracts, with a total gross notional value of $81,492 and 166 new foreign currency forward contracts, with a gross notional value of $732,519.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Consolidated Statement of Operations in the same period as the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income (expense), net in the Consolidated Statement of Operations. We noted no such instance during the years ended January 31, 2010, 2009, or 2008.

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2010 are summarized as follows:

As of January 31, 2010	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Cash flow forwards	Accrued liabilities	$91	$(1,867)
Derivatives not designated as hedging instruments
Non-designated forwards	Accrued liabilities	159	(3,002)

Total derivatives		$250	$(4,869)

We had foreign currency exchange contracts outstanding with a gross notional value of $182,572 as of January 31, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

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

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the year ended January 31, 2010 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$3,641	Revenues	$(2,350)	Other income (expense), net	$180
		Operating expenses	2,450
Cash flow options	13	Revenues	(419)	Other income (expense), net	(5)
		Operating expenses	(1,031)

Total	$3,654		$(1,350)		$175

Included in the gain on cash flow forwards of $180 recognized in Other income (expense), net was a gain of $179 related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income as of January 31, 2010 of $1,587, after tax effect, represents a net unrealized loss on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer these amounts to the Consolidated Statement of Operations upon recognition of the related revenue and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income for the year ended January 31, 2010 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other income (expense), net	$5,924

9. Short-Term Borrowings

Short-term borrowings consisted of the following:

As of January 31,	2010	2009
Senior revolving credit facility	$20,000	$20,000
Collections of previously sold accounts receivable	13,388	12,550
Other borrowings	4,486	4,448

Short-term borrowings	$37,874	$36,998

In June 2005, we entered into a syndicated, senior, unsecured, four-year revolving credit facility. In April 2008, we extended this revolving credit facility by two years until June 1, 2011. In May 2008, we increased the maximum borrowing capacity from $120,000 to $140,000 and retained an option to increase it by an additional $10,000 in the future. In March 2009, we amended the revolving credit facility to reduce the minimum tangible net worth calculated as of January 31, 2009, which is used as the starting point for future calculations, by $15,000, and to make certain other changes reflected in the discussion below. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $386 for the year ended January 31, 2010, $327 for fiscal 2009, and $304 for fiscal 2008. This revolving credit facility contains certain financial and other covenants, including the following:

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

We were in compliance with all financial covenants as of January 31, 2010. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We borrowed $20,000 against the revolving credit facility and repaid $20,000 during fiscal 2010. We borrowed $30,000 against the revolving credit facility and repaid $10,000 during fiscal 2009. The interest rate was 3.25% as of January 31, 2010 and 2009.

Short-term borrowings include amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions in the following quarter.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed.

10. Notes Payable

Notes payable consisted of the following:

As of January 31,	2010	2009
		As adjusted (Note 3)
6.25% Debentures due 2026	$154,832	$152,068
Floating Rate Debentures due 2023	32,272	36,102
Other	1,243	–

Notes payable	188,347	188,170
Floating Rate Debentures due 2023, current portion	(32,272)	–

Notes payable, long-term	$156,075	$188,170

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of January 31, 2010. These circumstances generally include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the years ended January 31, 2010 and 2009, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

During the year ended January 31, 2008, we purchased on the open market and retired 6.25% Debentures with a principal balance of $35,000 for a total purchase price of $34,687. In connection with these purchases, we incurred a before tax net loss on the early extinguishment of debt of $506, which consisted of the write-off of $819 of unamortized debt issuance costs partially offset by discounts of $313 on repurchases.

During the first quarter of fiscal 2010, we adopted the FASB’s guidance which specifies that issuers of convertible debt that may be settled in cash upon conversion (including partial cash settlement) separately account for the implied liability and equity components of the convertible debt in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance applies to the 6.25% Debentures and requires retrospective application to all periods. The impact of the adoption of this guidance is further described in Note 3. “Change in Accounting.”

The principal amount, unamortized debt discount, and net carrying amount of the liability component as well as the carrying amount of the equity component of the 6.25% Debentures are as follows:

As of January 31,	2010	2009
Principal amount	$165,000	$165,000
Unamortized debt discount	(10,168)	(12,932)

Net carrying amount of the liability component	$154,832	$152,068

Equity component	$21,766	$21,766

The remaining unamortized debt discount will be amortized to interest expense using the effective interest method through March 2013.

We recognized the following amounts in Interest expense in the Consolidated Statements of Operations related to the 6.25% Debentures:

Year ended January 31	2010	2009	2008
Interest expense at the contractual interest rate	$10,312	$10,312	$12,424
Amortization of debt discount	2,764	2,540	2,802

The effective interest rate on the 6.25% Debentures was 8.60% for the years ended January 31, 2010, 2009, and 2008.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 2.44% for the year ended January 31, 2010 and 4.54% for fiscal 2009. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share, for a total of 1,379 shares as of January 31, 2010. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;
•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or
•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2009, we may redeem some or all of the Floating Rate Debentures for cash at 100.81% of the face amount, with the premium reducing to 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. We have reclassified the entire $32,272 of Floating Rate Debentures to short-term in our Consolidated Balance Sheet as of January 31, 2010 as holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010.

During the year ended January 31, 2010, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $3,830 for a total purchase price of $3,450. In connection with these purchases, during the year ended January 31, 2010, we incurred a before tax net gain on the early extinguishment of debt of $354, which included a $380 discount on the repurchased Floating Rate Debentures and a write-off of $26 for a portion of unamortized deferred debt issuance costs.

During the year ended January 31, 2009, we did not repurchase any Floating Rate Debentures.

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

Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination with a principal balance of $1,234. The note bears interest at a rate of 3.875% and is due in full along with all accrued interest on November 17, 2012.

11. Income Taxes

Domestic and foreign pre-tax income (loss) was as follows:

Year ended January 31,	2010	2009	2008
Domestic	$(75,899)	$(130,600)	$(2,538)
Foreign	56,258	50,198	55,403

Total pre-tax income (loss)	$(19,641)	$(80,402)	$52,865

The provision (benefit) for income taxes was as follows:

Year ended January 31,	2010	2009	2008
Current:
Federal	$(1,846)	$(367)	$2,962
State	407	327	162
Foreign	3,501	13,100	22,285

Total current	2,062	13,060	25,409

Deferred:
Federal and state	$(163)	$(915)	$1,652
Foreign	349	(1,295)	1,495

Total deferred	186	(2,210)	3,147

Total provision for income taxes	$2,248	$10,850	$28,556

The effective tax rate differs from the federal tax rate of 35% as follows:

Year ended January 31,	2010	2009	2008
Federal tax, at statutory rate	$(6,875)	$(28,141)	$18,503
State tax, net of federal benefit	833	1,219	586
Impact of international operations including withholding taxes and other reserves	(16,897)	(9,546)	5,053
Costs incurred for stock of acquired business	562	–	–
In-process research and development write-off	–	1,929	1,435
Tax credits (excluding foreign tax credits)	(7,610)	(7,956)	(8,273)
Amortization of deferred charge	1,349	46	611
U.S. losses and tax credits for which no benefit has been realized	25,196	48,129	3,642
Utilization of acquired attributes	–	–	2,743
Stock based compensation expense	4,986	4,979	2,378
Executive compensation deduction limitation	–	–	162
Non-deductible meals and entertainment	943	1,185	1,296
Other, net	(239)	(994)	420

Provision for income taxes	2,248	10,850	28,556

The significant components of the deferred income tax provision (benefit) were as follows:

Year ended January 31,	2010	2009	2008
Net changes in gross deferred tax assets and liabilities	$(19,765)	$(49,220)	$14,786
Deferred tax assets reducing/(increasing) goodwill	(567)	(6,725)	1,464
Deferred tax assets reducing/(increasing) equity	506	67	39
Deferred tax assets reducing/(increasing) deferred charge and other liabilities	(13,823)	9,153	(4,341)
Increase (decrease) in beginning-of-year balance of the valuation allowance for deferred tax assets	33,835	44,515	(8,801)

Total deferred income tax provision	$186	$(2,210)	$3,147

The tax effects of temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities, were as follows:

As of January 31,	2010	2009
Deferred tax assets:
Depreciation of property, plant, and equipment	$5,822	$4,649
Reserves and allowances	4,606	5,233
Accrued expenses not currently deductible	18,453	12,787
Stock-based compensation expense	13,260	10,728
Net operating loss carryforwards	47,447	40,067
Tax credit carryforwards	36,725	34,192
Purchased technology and other intangible assets	4,486	2,797
Deferred revenue	3,671	2,669
Other, net	10,919	8,278

Total gross deferred tax assets	145,389	121,400
Less valuation allowance	(110,578)	(76,743)

Deferred tax assets	34,811	44,657

Deferred tax liabilities:
Intangible assets	(4,669)	(6,391)
Investment on Foreign Subsidiaries	(7,215)	(209)
Interest on Convertible Note	(3,989)	(5,049)

Deferred tax liabilities	(15,873)	(11,649)

Net deferred tax assets	$18,938	$33,008

As of January 31, 2010, for federal income tax purposes, we had net operating loss carryforwards of approximately $167,654, foreign tax credits of $3,480, research and experimentation credit carryforwards of $37,408, alternative minimum tax credits of $2,683, and childcare credits of $1,063. For state income tax purposes, we had net operating loss carryforwards totaling $173,707 from multiple jurisdictions, and research and experimentation and other miscellaneous state credits of $7,348.

Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If we do not use the carryforwards to reduce U.S. taxable income in future periods, portions of the net operating loss carryforwards will expire in fiscal years ending 2019 through 2030. The foreign tax credits will expire in fiscal years ending 2015 through 2020, research and experimentation credit carryforwards will expire between fiscal years ending 2011 through 2030, and childcare credits will expire between fiscal years ending 2023 and 2030. The alternative minimum tax credits do not expire. As of January 31, 2010, we have net operating losses in multiple foreign jurisdictions of $13,572. In general, we can carry forward the net operating losses for these foreign jurisdictions indefinitely.

Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such net operating loss carryforwards are utilized, we will increase Stockholders’ equity. For presentation purposes, we have elected to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Our deferred tax assets related to net operating losses and tax credit carryforwards have been accordingly reduced by $32,151 as of January 31, 2010 and $23,788 as of January 31, 2009. We had a total valuation allowance of $110,578 as of January 31, 2010 and $76,743 as of January 31, 2009. The increase in the valuation allowance largely resulted from an increase in net operating loss carryforwards in the U.S., the timing of the deduction on the accrued expenses, and the movement of the reserves in our tax position. We have determined the amount of the valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is more likely than not that our U.S. entities will not generate sufficient taxable income and foreign source income to fully utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly, there is a valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions.

We have not provided for income tax on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside the US. As of January 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $303,612. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards or the carryforward of foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. To the extent that the earnings of our foreign subsidiaries are not treated as permanently reinvested, which include earnings of certain countries, we have considered the impact in our tax provision. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. The tax years for U.S. federal income tax purposes that remain open are fiscal years 2006 and forward. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. In March 2007, the Internal Revenue Service (IRS) issued a Revenue Agent’s Report for fiscal 2002 through 2004 in which adjustments were asserted totaling $146,600 of additional taxable income. The adjustments primarily concern transfer-pricing arrangements related to intellectual property rights acquired in acquisitions that were transferred to a foreign subsidiary. During fiscal year 2010, we reached a settlement with the IRS, which was consistent with our expectations and addressed within the company’s reserve position. Further, due to the company’s available losses that could be applied, the settlement did not result in any significant cash outlay. The statute of limitations remains open for years on or after 2004 in Japan and 2005 in Ireland.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter; and various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to the company’s tax filing positions. It is reasonably possible that unrecognized tax positions may decrease from $0 to $8,200 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of reserves, which could settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $1,560 for the year ended January 31, 2010 and an expense of $3,122 for the year ended January 31, 2009.

The liability for uncertain tax positions (including liabilities for associated interest and penalties and excluding uncertain tax positions that resulted in credits or net operating losses) was $36,791 as of January 31, 2010 and $59,078 as of January 31, 2009. Further, we have recorded deferred tax assets in the amounts of $592 as of January 31, 2010 and $2,451 as of January 31, 2009, for offsetting tax benefits that would result from the ability to sustain the uncertain tax position. The offsetting tax benefits include deductible state income taxes and interest, and other deductible tax adjustments. We expect $33,018 of the reserve for the uncertain tax positions, if recognized, would favorably affect our effective tax rate. As of January 31, 2010, the full reserve for taxes of $36,791 was reflected in income tax liability.

The total gross amount of unrecognized tax benefits was $39,910 as of January 31, 2010 and $60,765 as of January 31, 2009, which excludes accrued interest and penalties related to such positions of $9,067 as of January 31, 2010 and $10,811 as of January 31, 2009. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained.

The below schedule shows the gross changes in unrecognized tax position for the year ended January 31, 2010:

	2010	2009
Unrecognized tax benefits as of January 31, 2009 and 2008 respectively	$60,765	$51,138
Prior period tax positions:
Increases	1,964	5,311
Decreases	(3,234)	(2,121)
Additions based on tax positions related to the current year	6,463	8,813
Settlements	(20,932)	–
Lapse of statute of limitations	(6,192)	(2,656)
Cumulative translation adjustment	1,076	280

Unrecognized tax benefits as of January 31, 2010	$39,910	$60,765

12. Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,
2011	$28,713
2012	16,205
2013	10,564
2014	7,181
2015	5,374
Thereafter	10,684

Total	$78,721

Rent expense under operating leases was $32,283 for the year ended January 31, 2010, $33,225 for fiscal 2009, and $34,197 for fiscal 2008.

We entered into agreements to sublease portions of our facility sites. Rental income under these agreements was $1,497 for the year ended January 31, 2010, $1,401 for fiscal 2009, and $1,266 for fiscal 2008. Under terms of these agreements we expect future rental receipts of $1,480 in fiscal 2011, $263 in fiscal 2012, $265 in fiscal 2013, $137 in fiscal 2014, and none in fiscal 2015.

Income Taxes

As of January 31, 2010, we had a liability of approximately $36,791 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer or a set cap. As of January 31, 2010, we were not aware of any material liabilities arising from these indemnifications.

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

13. Employee Stock and Savings Plans

Stock Options Plans and Stock Plans

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

The 1982 Stock Option Plan was adopted by our Board of Directors and approved by our shareholders in 1982. This plan allows for the granting of ISOs, NQSOs, SARs, restricted stock, restricted stock units, and performance-based awards to our officers and key employees. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 32,670 shares of common stock have been authorized for grant with 4,629 shares available for future grant as of January 31, 2010.

The Non-Qualified Stock Option Plan was adopted by our Board of Directors and approved by our shareholders in 1983. This plan allows for the granting of NQSOs and SARs to our officers and key employees. Options issued under this plan generally vest over four years, have an expiration date of 10 years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant. A total of 1,540 shares of common stock have been authorized for grant, with 32 shares available for future grant as of January 31, 2010.

We also have a stock plan that provides for the sale of common stock to officers, key employees, and non-employee consultants. The 1986 Stock Plan was adopted by our Board of Directors in 1986. This plan allows for shares to be awarded at no purchase price as a stock bonus, or with a purchase price as a NQSO. Stock options issued under the plan have an expiration date of 10 years from the date of grant. All other terms of the awards, including the exercise price, are at the sole discretion of the Compensation Committee. A total of 19,500 shares of common stock have been authorized for grant, with 1,842 shares available for future grant as of January 31, 2010.

The 1987 Non-Employee Directors’ Stock Plan was adopted by our Board of Directors and approved by our shareholders in 1987. This plan provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. Stock options issued under this plan have an expiration date of 10 years from the date of grant and an exercise price equal to the last price reported on The NASDAQ Global Select Market on the grant date. A total of 1,500 shares of common stock have been authorized for grant, with 258 shares available for future grant as of January 31, 2010.

We assumed the stock plan of an acquired company during the year ended January 31, 2010. Options issued under this plan vest over four years from the date of the exchanged options grant, have an expiration date of 10 years from the date of the exchanged options grant, and an exercise price based on the exchange ratio of the exchanged shares exercise price. This stock plan has been suspended and no future awards will be granted under this plan. A total of 285 shares of common stock have been authorized and granted.

As of January 31, 2010, a total of 55,495 shares of common stock were authorized under all five plans, with 6,761 shares available for future grant.

On December 6, 2007, the Compensation Committee approved the extension of the expiration dates of all outstanding stock options remaining from those granted on March 26, 1998 with an exercise price of $10.0625 per share, and on March 17, 1999 with an exercise price of $12.5625 per share. The original expiration dates for these options were February 28, 2008 and February 28, 2009, respectively. These options were amended to extend the expiration dates to the tenth anniversary of the grant dates, which was March 26, 2008 (extended by 27 days), and

March 17, 2009 (extended by 17 days), respectively. Due to the change in our fiscal year, announcement of our year-end earnings was expected to occur close to February 28 each year and the expiration date extensions move the option expirations further away from our announcement of earnings. A total of 550 options held by 152 employees were extended from the March 26, 1998 grant and a total of 589 options held by 235 employees were extended from the March 17, 1999 grant. Total incremental cost of $77 resulted from modification of the March 26, 1998 grant and total incremental cost of $32 resulted from the modification of the March 17, 1999 grant.

In August 2008, we modified 5,855 stock options to extend the exercise period from 30 days to 12 months upon the occurrence of both a change in control and certain other triggering events. The modification was valued at $880. We recognized expense of $94 for the year ended January 31, 2010 and $682 for fiscal 2009. The balance of the expense will be amortized over two years.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2007	18,569	$13.83	5.51	$93,680

Granted	2,595	15.65
Exercised	(833)	9.78
Forfeited	(257)	12.51
Expired	(381)	18.04

Balance as of January 31, 2008	19,693	$14.18	5.46	$3,647

Granted	3,188	6.17
Exercised	(653)	8.74
Forfeited	(403)	12.49
Expired	(1,228)	13.31

Balance as of January 31, 2009	20,597	$13.19	5.33	$8

Granted	970	7.90
Assumed in acquisition	285	9.19
Exercised	(259)	7.08
Forfeited	(246)	10.10
Expired	(2,365)	13.23

Balance as of January 31, 2010	18,982	$12.98	3.75	$10,347

Options exercisable as of January 31, 2010	14,550	$14.16	2.64	$4,194

Options vested as of January 31, 2010 and options expected to vest after January 31, 2010	18,982	$12.98	3.75	$10,347

The total intrinsic value of options exercised was $511 for the year ended January 31, 2010, $3,531 for fiscal 2009, and $5,305 for fiscal 2008. Cash received from stock exercises was $1,830 for the year ended January 31, 2010, $5,727 for fiscal 2009, and $8,500 for fiscal 2008.

The following table summarizes restricted stock activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2008	28	$13.61	4.37	$231

Granted	14	15.29
Vested	(6)	13.61

Nonvested as of January 31, 2009	36	$14.26	3.76	$170

Granted	198	8.78
Vested	(8)	14.17

Nonvested as of January 31, 2010	226	$9.46	2.26	$1,816

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offerings. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of January 31, 2010, 7,394 shares remain available for future purchase under the ESPPs. The plans will expire upon either issuance of all shares reserved for issuance or at the discretion of our Board of Directors. The following table summarizes shares issued under the ESPPs:

Year ended January 31,	2010	2009	2008
Shares issued under the ESPPs	4,143	2,732	1,993
Cash received for the purchase of shares under the ESPPs	$18,237	$16,609	$18,022
Weighted average purchase price per share	$4.40	$6.08	$9.04

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

In reaching our determination of expected volatility for purchase rights under our employee stock plans, we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of restricted stock units is the market value as of the grant date.

The weighted average grant date fair values are summarized as follows:

Year ended January 31,	2010	2009	2008
Options granted	$4.06	$2.79	$7.54
Restricted stock granted	$8.78	$15.29	$13.61
ESPP purchase rights	$2.77	$4.43	$4.18

The fair value calculations used the following assumptions:

Year ended January 31,	2010	2009	2008
Stock Option Plans
Risk-free interest rate	2.3% - 3.1%	1.9% - 3.6%	3.4% - 4.9%
Dividend yield	0%	0%	0%
Expected life (in years)	5.0 - 6.5	5.0 - 6.5	4.5 - 6.3
Volatility (range)	45% - 55%	45% - 50%	45% - 55%
Volatility (weighted average)	51%	47%	48%

Year ended January 31,	2010	2009	2008
Employee Stock Purchase Plans
Risk-free interest rate	0.2% - 1.0%	0.7% - 2.4%	3.5% - 5.0%
Dividend yield	0%	0%	0%
Expected life (in years)	1.25	1.25	1.25
Volatility (range)	46% - 72%	42% - 48%	33% - 45%
Volatility (weighted average)	56%	47%	43%

Year ended January 31,	2010	2009	2008
Acquired Company Options Exchange
Risk-free interest rate	1.6% - 3.2%	–	–
Dividend yield	0%	–	–
Expected life (in years)	3.5 - 8.4	–	–
Volatility (range)	54% - 59%	–	–
Volatility (weighted average)	57%	–	–

We issued 222 shares of common stock valued at $3,014 to the founders of a company we acquired in June 2007. These shares were subject to forfeiture if their employment terminated prior to June 2009. The value of these shares were amortized over a two year period.

The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit associated with the exercise of stock options:

Year ended January 31,	2010	2009	2008
Cost of revenues:
Service and support	$1,618	$1,544	$964
Operating expense:
Research and development	10,931	12,005	7,880
Marketing and selling	8,406	8,627	5,525
General and administration	5,204	6,047	4,107

Equity plan-related compensation expense (1)	$26,159	$28,223	$18,476

Tax effect of the exercise of stock options	$(96)	$93	$85

(1)	Equity plan-related compensation expense for the year ended January 31, 2010 includes $25,657 relating to stock options, stock awards, and the ESPPs and $502 relating to the amortization of expense associated with stock issued to the founders of a company we acquired during the year ended January 31, 2008. Equity plan-related compensation expense for fiscal 2009 includes $26,716 relating to stock options, stock awards, and the ESPPs and $1,507 relating to the amortization of expense associated with stock issued to the founders of a company we acquired during the year ended January 31, 2008. Equity plan-related compensation expense for fiscal 2008 includes $17,472 relating to stock options, stock awards, and the ESPPs and $1,004 relating to the amortization of expense associated with stock issued to the founders of a company we acquired during the year ended January 31, 2008.

As of January 31, 2010, we had $20,889 in unrecognized compensation cost related to nonvested awards which is expected to be recognized over a weighted average period of 2.23 years.

Employee Savings Plan

We have an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. We currently match 50% of eligible employee’s contributions, up to a maximum of 6% of the employee’s earnings. Employer matching contributions vest over five years, 20% for each year of service completed. Our matching contributions to the Savings Plan were $4,928 for the year ended January 31, 2010, $5,910 for fiscal 2009, and $5,972 for fiscal 2008.

14. Common Stock Warrants

On February 22, 2002, as part of the purchase price for an acquisition, we issued warrants to purchase 50 shares of our common stock for $20.77 per share, exercisable from February 15, 2006 until February 14, 2012. All warrants issued remain outstanding as of January 31, 2010.

15. Net Income (Loss) Per Share

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We computed diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

Year ended January 31,	2010	2009	2008
Net income (loss)	$(21,889)	$(91,252)	$24,309
Weighted average common shares used to calculate basic net income (loss) per share	96,474	91,829	88,086
Employee stock options and employee stock purchase plans	–	–	1,895

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	96,474	91,829	89,981

Basic net income (loss) per share	$(0.23)	$(0.99)	$0.28

Diluted net income (loss) per share	$(0.23)	$(0.99)	$0.27

We excluded from the computation of diluted net income (loss) per share options, warrants, and ESPP purchase rights to purchase 19,382 shares of common stock for the year ended January 31, 2010, 20,995 for fiscal 2009, and 11,542 for fiscal 2008. The options, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Debentures and the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the Floating Rate Debentures and the 6.25% Debentures had been dilutive we would have included additional income and additional incremental common shares as shown in the following table:

Year ended January 31,	2010	2009	2008
Floating Rate Debentures
Additional income	$633	$1,144	$2,109
Additional incremental common shares	1,415	1,543	1,821

Year ended January 31,	2010	2009	2008
6.25% Debentures
Additional income	$2,643	$2,643	$2,643
Additional incremental common shares (1)	–	–	–

(1)	Dilutive net income (loss) would have included no incremental shares for the years ended January 31, 2010, 2009, or 2008 as the stock price was below the conversion rate.

The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 10. “Notes Payable.”

16. Accumulated Other Comprehensive Income

The following tables summarize the components of Accumulated other comprehensive income:

Year ended January 31, 2010	Beginning of Year Balance	Changes During Year	End of Year Balance
Foreign currency translation adjustment (Note 2)	$18,938	$10,689	$29,627
Unrealized loss on derivatives (Note 8)	(6,510)	4,923	(1,587)
Pension liability	(1,194)	(682)	(1,876)

Accumulated other comprehensive income	$11,234	$14,930	$26,164

Year ended January 31, 2009	Beginning of Year Balance	Changes During Year	End of Year Balance
Foreign currency translation adjustment (Note 2)	$37,782	$(18,844)	$18,938
Unrealized gain (loss) on derivatives (Note 8)	26	(6,536)	(6,510)
Pension liability	(944)	(250)	(1,194)

Accumulated other comprehensive income	$36,864	$(25,630)	$11,234

Year ended January 31, 2008	Beginning of Year Balance	Changes During Year	End of Year Balance
Foreign currency translation adjustment (Note 2)	$26,986	$10,796	$37,782
Unrealized gain on derivatives (Note 8)	1,596	(1,570)	26
Pension liability	(1,142)	198	(944)

Accumulated other comprehensive income	$27,440	$9,424	$36,864

17. Special Charges

The following is a summary of the components of the special charges:

Year ended January 31,	2010	2009	2008
Employee severance and related costs	$10,713	$9,792	$9,676
Excess leased facility costs	2,530	2,548	(508)
Acquisitions	2,067	–	–
Other	6,024	4,548	980

Total special charges	$21,334	$16,888	$10,148

Special charges primarily consists of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $10,713 for the year ended January 31, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 83% of these costs were paid during the year ended January 31, 2010. We expect to pay the remainder during fiscal 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,530 for the year ended January 31, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Acquisition costs of $2,067 for the year ended January 31, 2010 represent legal and other costs related to acquisitions and potential acquisitions. In accordance with the FASB’s revised guidance on business combinations, we expensed acquisition costs in the period in which the costs were incurred for the year ended January 31, 2010. Prior to fiscal 2010, acquisition costs were included in consideration transferred for the acquisition.

Other special charges for the year ended January 31, 2010 included costs of $4,700 for advisory fees, charges of $566 for a casualty loss, charges of $405 related to an asset abandonment, charges of $302 for facility restoration and other charges of $51.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The following table shows changes in accrued special charges during the year ended January 31, 2010:

	Accrued special charges as of January 31, 2009	Charges during the year ended January 31, 2010	Payments during the year ended January 31, 2010	Accrued special charges as of January 31, 2010(1)
Employee severence and related costs	$3,183	$10,713	$(11,280)	$2,616
Excess leased facility costs	4,456	2,530	(2,876)	4,110
Other costs	692	8,091	(6,485)	2,298

Accrued special charges	$8,331	$21,334	$(20,641)	$9,024

(1)	Of the $9,024 total accrued special charges as of January 31, 2010, $1,515 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,509 represented the short-term portion of accrued special charges.

Employee severance and related costs of $9,792 for the year ended January 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 93% of these costs were paid as of January 31, 2010. We expect to pay the remainder during fiscal 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $2,548 for the year ended January 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the year ended January 31, 2009 included costs of $4,535 for advisory fees and costs of $13 for the closure of a division.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The following table shows changes in accrued special charges during the year ended January 31, 2009:

	Accrued special charges as of January 31, 2008	Charges during the year ended January 31, 2009	Payments during the year ended January 31, 2009	Accrued special charges as of January 31, 2009(1)
Employee severence and related costs	$3,903	$9,792	$(10,512)	$3,183
Excess leased facility costs	3,507	2,548	(1,599)	4,456
Other costs	–	4,548	(3,856)	692

Accrued special charges	$7,410	$16,888	$(15,967)	$8,331

(1)	Of the $8,331 total accrued special charges as of January 31, 2009, $2,798 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,533 represented the short-term portion of accrued special charges.

Employee severance and related costs of $9,676 for the year ended January 31, 2008 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Costs remaining as of January 31, 2009 were paid in fiscal 2010.

Excess leased facility costs of $(508) for the year ended January 31, 2008 was primarily due to the reoccupancy of a previously abandoned leased facility and the termination of an abandoned facility lease in a lease buyout. The cost of the lease buyout was less than the remaining balance of the accrual, resulting in an adjustment to Special charges.

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

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The following table shows changes in accrued special charges during the thirteen months ended January 31, 2008:

	Accrued special charges as of December 31, 2006	Charges during the thirteen months ended January 31, 2008(1)	Payments during the thirteen months ended January 31, 2008(1)	Accrued special charges as of January 31, 2008(2)
Employee severence and related costs	$444	$9,789	$(6,330)	$3,903
Excess leased facility costs	5,819	(508)	(1,804)	3,507
Other costs	29	986	(1,015)	–

Accrued special charges	$6,292	$10,267	$(9,149)	$7,410

(1)	Due to the change in fiscal year, information is presented for the thirteen months ended January 31, 2008.
(2)	Of the $7,410 total accrued special charges as of January 31, 2008, $2,290 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,120 represented the short-term portion of accrued special charges.

18. Other Income (Expense), Net

Other income (expense), net was comprised of the following:

Year ended January 31,	2010	2009	2008
Interest income	$1,003	$5,107	$7,001
Foreign currency exchange gain (loss)	(423)	4,781	(904)
Impairment of cost-basis investments	(113)	(3,488)	–
Equity in losses of unconsolidated entities	(995)	(1,432)	–
Other, net	(400)	(458)	(872)

Other income (expense), net	$(928)	$4,510	$5,225

19. In-Process Research and Development

We incurred $13,985 of in-process research and development charges during fiscal 2009 related to undeveloped technology acquired through a joint development agreement with IBM addressing technological challenges of integrated circuit design at 22 nanometer geometries. We based the value of the charge on the present value of the four year payment obligation as defined in the agreement. We made payments of $5,000 during fiscal 2010 and are required to make annual payments of $2,500 during each of fiscal 2011 through fiscal 2013. The joint development agreement provides access to technology which has not yet reached technological feasibility and provides no alternative future use. The technology is expected to be the basis for a new offering in our Calibre® product family once development is completed.

Other in-process research and development charges for fiscal 2009 and fiscal 2008 relate to acquisitions of businesses. See further discussion of these amounts in Note 6. “Business Combinations.”

20. Related Party Transactions

Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. The following table shows revenue recognized from these customers:

Year ended January 31,	2010	2009	2008
Revenue from customers	$33,104	$44,500	$39,175
Percentage of total revenue	4.1%	5.6%	4.5%

21. Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

Year ended January 31,	2010	2009	2008
Cash paid for:
Interest (1)	$14,135	$15,763	$19,346
Income taxes	$11,270	$6,395	$10,049

(1)	Cash paid for interest for the year ended January 31, 2008 included $335 for call premiums on the retirements of Floating Rate Debentures. Refer to Note 10. “Notes Payable” for more information regarding the retirements of the Floating Rate Debentures.

During the year ended January 31, 2010, we acquired all of the outstanding common stock of LogicVision in a non-cash transaction. In exchange for the LogicVision common stock, we issued common stock with an acquisition fair value of $14,289. The purchase agreement also required that we exchange our stock options for Logic Vision’s outstanding stock options resulting in additional consideration of $1,063, representing the fair value of stock options issued that is attributable to the pre-combination service period. Total non-cash consideration given for the acquisition of LogicVision was $15,352.

22. Segment Reporting

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

We eliminate all intercompany revenues and expenses in computing Revenues, Operating income (loss), and Income (loss) before income tax. The corporate component of Operating income (loss) represents research and development, corporate marketing and selling, corporate general and administration, special charges, impairment of long-lived assets, and, prior to the year ended January 31, 2010, in-process research and development charges.

Geographic information is as follows:

Year ended January 31,	2010	2009	2008
Revenues:
North America	$342,786	$310,607	$397,256
Europe	205,512	260,964	218,835
Japan	120,344	115,189	127,011
Pacific Rim	134,085	102,341	136,630

Total revenues	$802,727	$789,101	$879,732

Operating income (loss):
North America	$195,467	$163,781	$237,197
Europe	118,474	150,102	111,197
Japan	78,034	72,235	88,038
Pacific Rim	101,414	75,397	106,014
Corporate	(494,556)	(527,073)	(470,080)

Total operating income (loss)	$(1,167)	$(65,558)	$72,366

Income (loss) before income tax:
North America	$178,204	$144,033	$216,638
Europe	117,248	154,646	112,170
Japan	78,009	72,312	87,995
Pacific Rim	101,454	75,548	106,180
Corporate	(494,556)	(526,941)	(470,118)

Total income (loss) before income tax	$(19,641)	$(80,402)	$52,865

No single customer accounted for 10% or more of total revenues for the years ended January 31, 2010, 2009, or 2008.

Year ended January 31,	2010	2009	2008
Depreciation and amortization of property, plant, and equipment:
North America	$19,166	$18,684	$16,784
Europe	7,842	7,695	5,754
Japan	1,175	1,448	1,457
Pacific Rim	2,937	3,673	3,762

Total depreciation and amortization of property, plant, and equipment	$31,120	$31,500	$27,757

Capital expenditures:
North America	$36,668	$25,022	$24,061
Europe	7,657	12,562	8,716
Japan	526	1,129	581
Pacific Rim	1,546	1,689	4,565

Total capital expenditures	$46,397	$40,402	$37,923

As of January 31,	2010	2009
Property, plant, and equipment, net:
North America	$97,373	$72,419
Europe	18,887	20,913
Japan	1,341	2,278
Pacific Rim	4,194	5,381

Total property, plant, and equipment, net	$121,795	$100,991

Total assets:
North America	$761,567	$741,244
Europe	319,165	328,153
Japan	106,493	77,286
Pacific Rim	35,816	39,387

Total assets	$1,223,041	$1,186,070

A reconciliation of total Revenues and total Property, plant, and equipment, net by country of domicile is as follows:

	2010	2009	2008
Year ended January 31,
Revenues:
United States	$320,244	$292,230	$381,408
Other	482,483	496,871	498,324

Total revenues	$802,727	$789,101	$879,732

As of January 31,		2010	2009
Property, plant, and equipment, net:
United States		$97,223	$72,301
Other		24,572	28,690

Total property, plant, and equipment, net		$121,795	$100,991

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	2010	2009	2008
Year ended January 31,
Revenues:
IC Design to Silicon	$286,250	$250,386	$296,854
Integrated System Design	192,128	185,153	197,602
Scalable Verification	180,554	201,224	212,156
New & Emerging Products	93,210	86,050	103,593
Services & Other	50,585	66,288	69,527

Total revenues	$802,727	$789,101	$879,732

23. Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2010
Total revenues	$193,775	$182,621	$189,196	$237,135
Gross margin	$164,735	$149,664	$161,727	$206,732
Operating income (loss)	$(6,146)	$(11,497)	$(7,268)	$23,744
Net income (loss)	$(12,956)	$(21,266)	$(27,034)	$39,367
Net income (loss) per share, basic	$(0.14)	$(0.22)	$(0.28)	$0.40
Net income (loss) per share, diluted	$(0.14)	$(0.22)	$(0.28)	$0.39
Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2009
Total revenues	$179,207	$182,404	$184,852	$242,638
Gross margin	$145,345	$152,026	$153,126	$211,412
Operating income (loss)	$(30,665)	$(29,907)	$(25,342)	$20,356
Net income (loss)	$(25,496)	$(17,798)	$(78,863)	$30,905
Net income (loss) per share, basic	$(0.28)	$(0.19)	$(0.85)	$0.33
Net income (loss) per share, diluted	$(0.28)	$(0.19)	$(0.85)	$0.33

We adopted new accounting principles for our 6.25% Convertible Subordinated Debentures due 2026 on February 1, 2009. This adoption required retrospective application and as such, the fiscal 2009 quarterly results have been adjusted to reflect post-adoption results. See Note 3. “Change in Accounting” for additional information and disclosures related to this adoption.

24. Subsequent Events

On January 7, 2010 we extended a tender offer to exchange eligible stock options for restricted stock units. Executives and members of the Board of Directors were excluded from participating in the stock option exchange. The stock option exchange program was approved by shareholders on December 14, 2009. The offer expired February 5, 2010. Pursuant to the exchange offer, 6,945 eligible options were tendered, representing 77.3% of the total stock options eligible for the exchange. On February 8, 2010 we granted an aggregate of 557 restricted stock units in exchange for the stock options surrendered in the exchange offer.

In October 2009, we signed a definitive merger agreement to acquire Valor Computerized Systems, Ltd. (Valor), a provider of productivity improvement software solutions for the printed circuit board manufacturing supply chain. In February 2010, the shareholders of Valor approved our proposed acquisition. Under the terms of the agreement, Valor shareholders will receive approximately 5,600 shares of our common stock and cash for aggregate consideration of approximately $80,000. We anticipate that this transaction will close during the first quarter of fiscal 2011. In anticipation of the acquisition, in February 2010, we borrowed $30,000 under our revolving credit facility. We expect to repay the $30,000 during the next twelve months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financials statements, the Company changed its method of accounting for its 6.25% Convertible Subordinated Debentures due to the retrospective adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of February 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 17, 2010

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2010, as stated in their report included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mentor Graphics Corporation:

We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2010, and our report dated March 17, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 17, 2010

(2)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(3)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by Exchange Act Rules 13a–15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item concerning our Directors will be included under “Election of Directors” in our 2010 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included herein in Part I, Item 4. “Submissions of Matters to a Vote of Security Holders” under the caption “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2010 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board Independence, Committees and Meetings” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under “Information Regarding the Board of Directors – Board Independence, Committees and Meetings” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included under “Independent Auditors” in our 2010 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1 Financial Statements:

The following consolidated financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

(a) 2 Financial Statement Schedule:

The schedule and report listed below are filed as part of this report on the pages indicated:

Page
Schedule II Valuation and Qualifying Accounts	89

All other financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the Consolidated Financial Statements or Notes.

(a)	3 Exhibits

3. A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.B to the Company’s Current Report on Form 8-K filed on December 15, 2009.
4. A.	Indenture dated as of August 6, 2003 between the Company and Wilmington Trust Company related to Floating Rate Convertible Subordinated Debentures due 2023. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).
B.	Registration Rights Agreement dated as of August 6, 2003. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 (Registration No. 333-109885).
C.	Credit Agreement dated as of June 1, 2005 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.F to the Company’s Current Report on Form 8-K filed on June 7, 2005.
D.	First Amendment to Credit Agreement dated as of November 8, 2005 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.G to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

E.	Second Amendment to Credit Agreement dated as of June 20, 2006 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
F.	Third Amendment to Credit Agreement dated as of April 12, 2007 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2007.
G.	Fourth Amendment to Credit Agreement dated as of June 22, 2007 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.H to the Company’s Current Report on Form 8-K filed on April 25, 2008.
H.	Fifth Amendment to Credit Agreement dated as of April 23, 2008 between the Company, Bank of America, N.A. as Agent and the other lenders. Incorporated by reference to Exhibit 4.I to the Company’s Current Report on Form 8-K filed on April 25, 2008.
I.	Sixth Amendment to Credit Agreement dated as of March 9, 2009 between the Company, Bank of America, N.A. as Agent and the other lenders. Incorporated by reference to Exhibit 4.I to the Company’s Current Report on Form 8-K filed on March 12, 2009.
J.	Indenture dated as of March 3, 2006 between the Company and Wilmington Trust Company, as Trustee, related to 6.25% Convertible Subordinated Debentures due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006.
K.	Registration Rights Agreement dated March 3, 2006, between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Banc of America Securities LLC and UBS Securities LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006.
10. *A.	1982 Stock Option Plan.
*B.	Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*C.	1986 Stock Plan. Incorporated by reference to Exhibit 10.C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*D.	1987 Non-Employee Directors’ Stock Plan. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2007.
*E.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on or after December 11, 2008 to executive officers under the Company’s stock option plans. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.
*F.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on October 9, 2007 to executive officers under our stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.
*G.	Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company’s stock option plans. Incorporated by reference to Exhibit 10.B to the Company’s Current Report on Form 8-K filed on November 2, 2004.
*H.	Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of restricted stock units granted to executive officers under our stock incentive plans. Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2009.
*I.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.G to the Company’s Current Report on Form 8-K filed on June 15, 2007.
*J.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors. Incorporated by reference to Exhibit 10.I to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

*K.	Form of Severence Agreement entered into between the Company and certain executive officers. Incorporated by reference to Exhibit 10.J to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.
21.	List of Subsidiaries of the Company.
23.	Consent of KPMG, LLP Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION
Dated: March 11, 2010	By /S/WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	March 11, 2010
Walden C. Rhines

(2)	Principal Financial and Accounting Officer:

	/S/ GREGORY K. HINCKLEY	President, Chief Financial Officer	March 11, 2010
Gregory K. Hinckley

(3)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	March 11, 2010
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	March 11, 2010
Gregory K. Hinckley

	/S/ SIR PETER BONFIELD	Director	March 8, 2010
Sir Peter Bonfield

	/S/ MARSHA B. CONGDON	Director	March 8, 2010
Marsha B. Congdon

	/S/ JAMES R. FIEBIGER	Director	March 9, 2010
James R. Fiebiger

	/S/ KEVIN C. MCDONOUGH	Director	March 11, 2010
Kevin C. McDonough

	/S/ PATRICK B. MCMANUS	Director	March 6, 2010
Patrick B. McManus

	/S/ FONTAINE K. RICHARDSON	Director	March 11, 2010
Fontaine K. Richardson

SCHEDULE II

MENTOR GRAPHICS CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

In Thousands	Beginning Balance	Additions	Deductions	Ending Balance
Year ended January 31, 2008
Allowance for doubtful accounts[1]	$4,405	$383	$211	$4,577
Accrued restructuring costs	$6,142	$10,536	$9,268	$7,410
Year ended January 31, 2009
Allowance for doubtful accounts[1]	$4,577	$1,069	$131	$5,515
Accrued restructuring costs	$7,410	$16,888	$15,967	$8,331
Year ended January 31, 2010
Allowance for doubtful accounts[1]	$5,515	$(15)	$1,893	$3,607
Accrued restructuring costs	$8,331	$21,334	$20,641	$9,024

(1)	Deductions primarily represent accounts written off during the period.