Form 10-K/A
period 2010-01-31
MENTOR GRAPHICS CORP
filed 2010-03-24
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $665,717,203 on July 31, 2009 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 23, 2010, there were 106,259,681 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2010 Proxy Statement	Part III

EXPLANATORY NOTE

The following information was inadvertently omitted from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as originally filed on March 17, 2010.

Item 9B.	Other Information

A special meeting of Shareholders was held pursuant to notice at 5:00 p.m. Pacific time on December 14, 2009 at our offices in Wilsonville, Oregon to consider and vote upon:

Proposal 1 – To approve an amendment to the Mentor Graphics Corporation 1982 Stock Option Plan to permit a one-time stock option exchange program as described in Mentor Graphics Corporation’s Proxy statement.

The results of the voting on this proposal are as follows:

	For	Against	Abstentions	Broker Non-Votes
Proposal 1	43,919,571	40,837,725	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated: March 24, 2010	By	/s/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.