Form 10-Q
period 2010-04-30
MENTOR GRAPHICS CORP
filed 2010-06-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Number of shares of common stock, no par value, outstanding as of June 4, 2010: 106,827,894

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended April 30,	2010	2009
In thousands, except per share data
Revenues:
System and software	$97,450	$115,418
Service and support	83,127	78,357

Total revenues	180,577	193,775

Cost of revenues:
System and software	3,954	4,889
Service and support	22,320	21,203
Amortization of purchased technology	3,569	2,948

Total cost of revenues	29,843	29,040

Gross margin	150,734	164,735

Operating expenses:
Research and development	64,132	62,291
Marketing and selling	73,652	76,601
General and administration	22,499	23,424
Equity in earnings of Frontline	(184)	—
Amortization of intangible assets	2,361	2,870
Special charges	3,268	5,695

Total operating expenses	165,728	170,881

Operating loss	(14,994)	(6,146)
Other income (expense), net	(1,141)	98
Interest expense	(4,327)	(4,151)

Loss before income tax	(20,462)	(10,199)
Income tax expense	2,563	2,757

Net loss	$(23,025)	$(12,956)

Net loss per share:
Basic	$(0.22)	$(0.14)

Diluted	$(0.22)	$(0.14)

Weighted average number of shares outstanding:
Basic	103,763	94,168

Diluted	103,763	94,168

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	April 30, 2010	January 31, 2010
In thousands
Assets
Current assets:
Cash and cash equivalents	$99,729	$99,340
Short-term investments	3	3
Trade accounts receivable, net of allowance for doubtful accounts of $3,162 as of April 30, 2010 and $3,607 as of January 31, 2010	261,093	289,750
Other receivables	11,016	10,186
Inventory	3,338	3,630
Prepaid expenses and other	21,225	15,813
Deferred income taxes	12,662	11,891

Total current assets	409,066	430,613
Property, plant, and equipment, net of accumulated depreciation of $253,180 as of April 30, 2010 and $252,269 as of January 31, 2010	120,299	121,795
Term receivables	135,097	164,898
Goodwill	487,795	458,313
Intangible assets, net of accumulated amortizaton of $141,293 as of April 30, 2010 and $135,363 as of January 31, 2010	39,791	26,029
Deferred income taxes	—	7,047
Other assets	43,547	14,346

Total assets	$1,235,595	$1,223,041

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,588	$37,874
Current portion of notes payable	34,272	32,272
Accounts payable	9,154	9,985
Income taxes payable	304	3,971
Accrued payroll and related liabilities	53,472	77,008
Accrued liabilities	35,421	44,122
Deferred revenue	170,138	153,965

Total current liabilities	309,349	359,197
Notes payable	174,822	156,075
Deferred revenue	10,631	9,534
Income tax liability	41,578	36,791
Deferred income taxes	1,616	—
Other long-term liabilities	20,833	21,427

Total liabilities	558,829	583,024

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 200,000 shares authorized; 106,689 shares issued and outstanding as of April 30, 2010 and 100,478 shares issued and outstanding as of January 31, 2010	725,522	662,595
Accumulated deficit	(71,767)	(48,742)
Accumulated other comprehensive income	23,011	26,164

Total stockholders’ equity	676,766	640,017

Total liabilities and stockholders’ equity	$1,235,595	$1,223,041

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended April 30,	2010	2009
In thousands
Operating Cash Flows:
Net loss	$(23,025)	$(12,956)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, and equipment	7,837	8,526
Amortization	6,421	7,521
Impairment of cost-basis investments	—	113
Equity in losses of unconsolidated entities	86	324
Gain on debt extinguishment	—	(264)
Stock-based compensation	6,581	7,770
Deferred income taxes	(1,505)	2,714
Changes in other long-term liabilities	(543)	(654)
Other	228	233
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	31,959	20,783
Prepaid expenses and other	(659)	6,481
Term receivables, long-term	23,697	(6,222)
Accounts payable and accrued liabilities	(38,629)	(24,262)
Income taxes receivable and payable	367	(7,393)
Deferred revenue	14,833	(3,684)

Net cash (used in) provided by operating activities	27,648	(970)

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	—	1,990
Purchases of property, plant, and equipment	(7,608)	(4,570)
Acquisitions of businesses and equity interests, net of cash acquired	(9,787)	(2,143)

Net cash used in investing activities	(17,395)	(4,723)

Financing Cash Flows:
Proceeds from issuance of common stock	2,167	—
Net decrease in short-term borrowings	(11,091)	(6,579)
Debt and equity issuance costs	(631)	(149)
Proceeds from notes payable and revolving credit facility	50,000	—
Repayments of notes payable and revolving credit facility	(50,000)	(2,066)

Net cash used in financing activities	(9,555)	(8,794)

Effect of exchange rate changes on cash and cash equivalents	(309)	(378)

Net change in cash and cash equivalents	389	(14,865)
Cash and cash equivalents at the beginning of the period	99,340	93,642

Cash and cash equivalents at the end of the period	$99,729	$78,777

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

All numerical references are in thousands, except for percentages and per share data.

(1)	General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Any changes in estimates will be reflected in the financial statements in future periods.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include our financial statements and those of our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain equipment and certain real properties, primarily field sales offices, and research and development facilities, as described in Note 8. “Commitments and Contingencies.”

Revenue Recognition

We report revenue in two categories based on how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. When all other criteria for revenue recognition have been met, we recognize revenue from emulation hardware system sales upon delivery.

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

We apply the Financial Accounting Standards Board (FASB) authoritative guidance in Accounting Standards Codification (ASC) 985 “Revenue Recognition—Software” to the sale of licenses of software products.

Beginning February 1, 2010, we adopted FASB Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605)- “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 Software (Topic 985)- “Certain Revenue Arrangements That Include Software Elements,” (together the ASUs). Accordingly, we apply FASB authoritative guidance in ASC 605 applicable to multiple-element arrangements to the sale of our emulation hardware systems that contain software components and non-software components that function together to deliver the hardware’s essential functionality. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

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

Multiple element arrangements involving software licenses – For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (VSOE) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, we defer revenue until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, we defer revenue until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exist but VSOE does not exist for one or more delivered elements, we recognize revenue using the residual method. Under the residual method, we defer revenue related to the undelivered elements based upon VSOE and we recognize the remaining portion of the arrangement fee as revenue for the delivered elements, assuming all other criteria for revenue recognition are met. If we can no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, we defer revenue until all elements are delivered or VSOE was established for the undelivered elements, whichever is earlier.

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

Prior to February 1, 2010, for emulation hardware systems where the software was determined to be more than incidental under prior authoritative guidance, we recognized revenue consistent with the discussion above for multiple element arrangements involving software licenses.

Multiple element arrangements involving hardware – Effective February 1, 2010, for multiple element arrangements involving our emulation hardware systems we allocate revenue to each element based on the relative selling price of each deliverable. In order to meet the separation criteria to allocate revenue to each element we must determine the standalone selling price of each element using a hierarchy of evidence. The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. The vendor should consider market conditions as well as entity-specific factors when estimating a selling price.

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements based on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are not able to develop ESP for one or more element or we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which could impact the timing of revenue recognition if not delivered together. We can no longer apply the residual method for hardware arrangements.

The adoption of the ASUs is not expected to have a material impact to revenue in periods subsequent to adoption. However, it may result in the advancing of revenue into periods earlier than would have been recognized prior to the adoption of the ASUs.

Investment in Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). We use the equity method of accounting for our investment in Frontline which results in our reporting our investment in the joint venture on one line item on the Condensed Consolidated Balance Sheet and our share of earnings on one line item in the Condensed Consolidated Statement of Operations.

We actively participate in regular and periodic activities such as budgeting, business planning, marketing, and direction of research and development projects. Accordingly, we have included our interest in the earnings of Frontline as a component of Operating loss.

(3)	Fair Value Measurement—We measure derivative instruments at fair value on a quarterly basis. The FASB established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of April 30, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(397)	$—	$(397)	$—
Contingent consideration	(1,786)	—	—	(1,786)

Total	$(2,183)	$—	$(397)	$(1,786)

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(4,619)	$—	$(4,619)	$—
Contingent consideration	(1,822)	—	—	(1,822)

Total	$(6,441)	$—	$(4,619)	$(1,822)

We use an income approach to determine the fair value of our foreign currency exchange contracts. For foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, we report the net gains and losses in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our Condensed Consolidated Statement of Operations. For foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities, we recognize changes in fair value currently in Other income (expense), net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 5. “Derivative Instruments and Hedging Activities.”

In connection with a fiscal 2010 acquisition, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangement discounted at a rate of 16%. As of April 30, 2010, there has been no change to our estimate of the fair value of the contingent consideration.

The following table summarizes Level 3 activity:

Balance as of January 31, 2010	$1,822
Interest change	(36)

Balance as of April 30, 2010	$1,786

The carrying amounts of cash equivalents, Short-term investments, Trade accounts receivable, net, Term receivables, Accounts payable, and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted. We record foreign currency exchange contracts based on quoted market prices for similar instruments.

The following table summarizes the fair value and carrying value of Notes payable:

As of	April 30, 2010	January 31, 2010
Fair value of Notes payable	$214,564	$192,321
Carrying value of Notes payable	$209,094	$188,347

We based the fair value of Notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of Notes payable, $34,272 was classified as current on our Condensed Consolidated Balance Sheet as of April 30, 2010. The carrying amount of the remaining balance of Short-term borrowings of $6,588 as of April 30, 2010 and $37,874 as of January 31, 2010 approximates fair value because of the short-term nature of the instruments.

(4)	Business Combinations—During the three months ended April 30, 2010, we completed two acquisitions. For each acquisition, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

Acquisitions during the three months ended April 30, 2010

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Valor	$86,903	$48,925	$18,600	$(8,619)	$27,997
Other	3,000	169	1,210	—	1,621

Total	$89,903	$49,094	$19,810	$(8,619)	$29,618

On March 18, 2010, we acquired all of the outstanding common shares of Valor, a provider of productivity improvement software solutions for the printed circuit board manufacturing supply chain. The acquisition was an investment aimed at extending our scope into the market for printed circuit board systems manufacturing solutions. Under the terms of the merger agreement, Valor shareholders received 5,621 shares of our common stock and cash of $32,715. The common stock issued to the former common shareholders of Valor had a fair value of $47,163, based on our closing price on March 18, 2010 of $8.39 per share. Additionally, under the merger agreement, we converted Valor’s outstanding stock options into options to purchase shares of our common stock, resulting in additional consideration of $7,025. Included in net tangible assets acquired was the fair value of the Frontline investment of $29,500 and cash acquired of $27,010.

The identified intangible assets acquired consisted of purchase technology of $12,300 and other intangibles of $6,300. We are amortizing purchased technology to Cost of revenues over three years and other intangibles to Operating expenses over one to four years. The goodwill created by the transaction of $27,997 is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

As part of our acquisition accounting for Valor, we have recognized provisional amounts for the fair value of certain assets acquired and liabilities assumed. We are continuing to review these matters during the measurement period, and if we obtain new information about the facts and circumstances that existed at the acquisition date that identifies adjustments to the initially recorded balances, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts.

We also acquired a privately-held company which was not material.

The separate results of operations for the acquisitions during the three months ended April 30, 2010 and 2009 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

(5)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures are the Japanese yen, where we are in a long position, and the euro and the British pound, where we are in a short position. Most large European revenue contracts are denominated and paid to us in U.S. dollars while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposure remains.

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of less than one year which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs. During the three months ended April 30, 2010, we entered into 337 new foreign currency forward contracts, of which 40 contracts with a total gross notional value of $187,180 remain outstanding as of April 30, 2010.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other income (expense), net in the Condensed Consolidated Statement of Operations. We noted no such instance during the three months ended April 30, 2010 or 2009.

The fair values and balance sheet presentation of our derivative instruments as of April 30, 2010 are summarized as follows:

As of April 30, 2010	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Cash flow forwards	Accrued liabilities	$598	$(1,769)
Derivatives not designated as hedging instruments
Non-designated forwards	Accrued liabilities	1,285	(511)

Total derivatives		$1,883	$(2,280)

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2010 are summarized as follows:

As of January 31, 2010	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments
Cash flow forwards	Accrued liabilities	$91	$(1,867)
Derivatives not designated as hedging instruments
Non-designated forwards	Accrued liabilities	159	(3,002)

Total derivatives		$250	$(4,869)

We had foreign currency exchange contracts outstanding with a gross notional value of $203,281 as of April 30, 2010 and $182,572 as of January 31, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

By using derivative instruments, we subject ourselves to credit risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of our derivative contracts is a net asset, the counterparty owes us, thus creating a receivable risk. We minimize counterparty credit risk by entering into derivative transactions with major financial institutions and, therefore, we do not expect material losses as a result of default by our counterparties.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the three months ended April 30, 2010 is as follows:

Derivatives Designated as Hedging Instruments	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$(1,250)	Revenues	$(131)	Other income (expense), net	$30
		Operating expenses	(1,713)

Total	$(1,250)		$(1,844)		$30

The gain on cash flow forwards of $30 recognized in Other income (expense), net for the three months ended April 30, 2010 was related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the three months ended April 30, 2009 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$3,250	Revenues	$(1,586)	Other income (expense), net	$97
		Operating expenses	(1,782)
Cash flow options	13	Revenues	(100)	Other income (expense), net	(5)
		Operating expenses	(170)

Total	$3,263		$(3,638)		$92

Included in the gain on cash flow forwards of $97 recognized in Other income (expense), net for the three months ended April 30, 2009 was a gain of $94 related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income as of April 30, 2010 of $976, after tax effect, represents a net unrealized loss on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer these amounts to the Condensed Consolidated Statement of Operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income for the three months ended April 30, 2010 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other income (expense), net	$1,423

The effect of derivative instruments not designated as hedging instruments on income for the three months ended April 30, 2009 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other income (expense), net	$693

(6)	Short-Term Borrowings— Short-term borrowings consisted of the following:

As of	April 30, 2010	January 31, 2010
Senior revolving credit facility	$—	$20,000
Collections of previously sold accounts receivable	2,321	13,388
Other borrowings	4,267	4,486

Short-term borrowings	$6,588	$37,874

We have a syndicated, senior, unsecured, four-year revolving credit facility that terminates June 1, 2011. In April 2010, we amended the revolving credit facility to reduce the maximum borrowing capacity from $140,000 to $100,000 and retained an option to increase the maximum borrowing capacity by $30,000. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month

LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $66 for the three months ended April 30, 2010 compared to $77 for the three months ended April 30, 2009. This revolving credit facility contains certain financial and other covenants, including the following:

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

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.20;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

•

Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 47.5% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility prevents us from paying dividends.

We were in compliance with all financial covenants as of April 30, 2010. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

During the three months ended April 30, 2010, we borrowed $30,000 against the revolving credit facility and repaid $50,000. As of April 30, 2010, we had no balance outstanding against this revolving credit facility, compared to an outstanding balance of $20,000 as of January 31, 2010.

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

(7)	Notes Payable—Notes payable consist of the following:

As of	April 30, 2010	January 31, 2010
6.25% Debentures due 2026	$155,561	$154,832
Floating Rate Debentures due 2023	32,272	32,272
Term Loan due 2013	20,000	—
Other	1,261	1,243

Notes payable	209,094	188,347
Floating Rate Debentures due 2023, current portion	(32,272)	(32,272)
Term Loan due 2013, current portion	(2,000)	—

Notes payable, long-term	$174,822	$156,075

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,183 shares as of April 30, 2010. These circumstances include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the three months ended April 30, 2010, we did not repurchase any 6.25% Debentures and the principal amount of $165,000 remains outstanding.

The principal amount, unamortized debt discount and net carrying amount of the liability component as well as the carrying amount of the equity component of the 6.25% Debentures are as follows:

As of	April 30, 2010	January 31, 2010
Principal amount	$165,000	$165,000
Unamortized debt discount	(9,439)	(10,168)

Net carrying amount of the liability component	$155,561	$154,832

Equity component	$21,766	$21,766

The remaining unamortized debt discount will be amortized to interest expense using the effective interest method through March 2013.

We recognized the following amounts in Interest expense in the Condensed Consolidated Statements of Operations related to the 6.25% Debentures:

Three months ended April 30,	2010	2009
Interest expense at the contractual interest rate	$2,578	$2,578
Amortization of debt discount	729	669

The effective interest rate on the 6.25% Debentures was 8.60% for the three months ended April 30, 2010 and 2009.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 1.90% for the three months ended April 30, 2010 and 2.97% for the three months ended April 30, 2009. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1,379 shares as of April 30, 2010. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. Effective August 2009, we may redeem some or all of the Floating Rate Debentures for cash at 100.81% of the face amount, with the premium reducing to 0% on August 6, 2010. The holders, at their option, may require us to redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. We have reclassified the entire $32,272 of Floating Rate Debentures to short-term in our Condensed Consolidated Balance Sheet as of April 30, 2010 as holders, at their option, may require us to redeem some or all of the Floating Rate Debentures on August 6, 2010.

During the three months ended April 30, 2010, we did not purchase any Floating Rate Debentures.

During the three months ended April 30, 2009, we purchased on the open market and retired Floating Rate Debentures with a principal balance of $2,330 for a total purchase price of $2,066. In connection with this purchase, during the three months ended April 30, 2009, we incurred a before tax net gain on the early extinguishment of debt of $248, which included a $264 discount on the repurchased Floating Rate Debentures and a write-off of $16 for a portion of unamortized deferred debt issuance costs.

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to finance the purchase of office buildings in Fremont, California. Principal and accrued interest are payable quarterly in February, May, August, and November. The remaining principal balance is payable on the April 2013 maturity date. We have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this term loan will vary with market interest rates. Principal payments are fixed at $500 and are payable quarterly. Additionally, the term loan requires us to have a minimum cash and cash equivalent balance as of the last day of the quarter. If we fail to comply with this covenant and do not obtain a waiver from our lenders, we would be in default under this term loan and our lenders could terminate the loan and demand immediate repayment of the outstanding loan. The Term Loan is secured by our Wilsonville, Oregon campus which includes land, buildings and improvements with a carrying value of approximately $40 million. This amount is reported in our Condensed Consolidated Balance Sheet within Property, plant, and equipment, net.

During the three months ended April 30, 2010, we did not repay any amount on the Term Loan. The effective interest rate was 4.77% for the three months ended April 30, 2010.

Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination with a principal balance of $1,234. The note bears interest at a rate of 3.875% and is due in full along with all accrued interest on November 17, 2012.

(8)	Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum. There have been no significant changes to the future minimum lease payments due under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Income Taxes

As of April 30, 2010, we had a liability of $41,578 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our Condensed Consolidated Balance Sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer or a set cap. As of April 30, 2010, we were not aware of any material liabilities arising from these indemnification obligations.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

(9)	Accounting for Stock-Based Compensation

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

Stock options under the above three plans generally vest over four years, have an expiration date of ten years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant.

The 1987 Non-Employee Directors’ Stock Plan provides for the annual grant to each non-employee director of either an option for 21 shares of common stock or 7 shares of restricted stock, each vesting over a period of five years but with accelerated vesting upon any termination of service. There were no restricted shares issued under this plan during the three months ended April 30, 2010 and 2009. Options granted under this plan are included in the table below.

As of April 30, 2010, a total of 6,850 shares of common stock were available for future grant under the above stock option and stock plans.

We assumed the stock plans of Valor during the three months ended April 30, 2010. Under the terms of our merger agreement with Valor, options outstanding under these plans were converted to options to purchase shares of our common stock. Options issued under these plans vest over four years from the original grant date and have an expiration date of 10 years from the original grant date. The exercise price of each converted option is equal to the product of the original exercise price and the original number of options granted divided by the number of converted options received. These stock plans have been suspended and no future awards will be granted under these plans. A total of 2,160 shares of common stock have been authorized and issued under the Valor plans.

On December 14, 2009, our shareholders approved the exchange of certain options for restricted stock units. Eligible for the exchange were options held by non-executive employees with an exercise price equal to or greater than $11.00 which were granted prior to January 7, 2009 and expire after August 15, 2010. The offer expired February 5, 2010. A total of 6,945 options were exchanged for 557 restricted stock units. Total incremental cost of $491 resulted from this exchange. The incremental cost will be amortized over 2 years.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance as of January 31, 2010	18,982	$12.98
Granted	1	$8.34
Assumed in acquisition	2,160	$5.05
Exercised	(589)	$4.23
Forfeited	(19)	$7.41
Expired	(173)	$15.00
Exchanged	(6,945)	$16.77

Balance as of April 30, 2010	13,417	$10.11

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested as of January 31, 2010	226	$9.46
Granted	569	7.99
Cancelled	(6)	8.03

Nonvested as of April 30, 2010	789	$8.41

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs generally provide for overlapping two-year offerings starting every six months on January 1 and July 1 of each year with purchases every six months during those offering periods. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares at the beginning of the two-year offering period or on the applicable purchase date. As of April 30, 2010, 7,395 shares remain available for future purchase under the ESPPs.

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

In determining expected volatility for purchase rights under our ESPP, we use the historical volatility of our shares of common stock.

We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of restricted stock units is the market value as of the grant date.

Using the Black-Scholes option-pricing model, the weighted average grant date fair values are summarized as follows:

Three months ended April 30,	2010	2009
Options granted	$4.29	$4.90
Restricted stock units granted	$7.99	$—
ESPP purchase rights	$2.02	$2.95

The fair value calculations used the following assumptions:

	Three months ended April 30,
Stock Option Plans	2010	2009
Risk-free interest rate	2.4%	2.3%
Dividend yield	0%	0%
Expected life (in years)	5.5	5.0
Weighted average volatility	55%	45%

	Three months ended April 30,
Employee Stock Purchase Plans	2010	2009
Risk-free interest rate	1.0%	1.1%
Dividend yield	0%	0%
Expected life (in years)	1.3	1.3
Volatility (range)	45% - 69%	44% - 48%
Weighted average volatility	46%	47%

	Three months ended April 30,
Acquired Company Options Exchange	2010
Risk-free interest rate	0.1% - 3.	3%
Dividend yield		0%
Expected life (in years)	0.1 - 7.	7
Volatility (range)	35% - 7	2%
Weighted average volatility	6	0%

	Three months ended April 30,
Employee Options Exchange	2010
Risk-free interest rate	0.2% - 2.	7%
Dividend yield		0%
Expected life (in years)	0.5 - 5.	9
Volatility (range)	43% - 7	7%
Weighted average volatility	4	3%

(10)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, restricted stock units, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

Three months ended April 30,	2010	2009
Net loss	$(23,025)	$(12,956)

Weighted average common shares used to calculate basic and diluted net loss per share	103,763	94,168

Basic and diluted net loss per share	$(0.22)	$(0.14)

We excluded from the computation of diluted net loss per share options, restricted stock units, warrants, and ESPP purchase rights to purchase 16,938 shares of common stock for the three months ended April 30, 2010 compared to 21,777 for the three months ended April 30, 2009. The options, restricted stock units, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the option was determined to be anti-dilutive as a result of applying the treasury stock method.

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

	Three months ended April 30,
Floating Rate Debentures	2010	2009
Additional income	$120	$201
Additional incremental common shares	1,379	1,514

	Three months ended April 30,
6.25% Debentures (1)	2010	2009
Additional income	$1,057	$1,057

(1)	Dilutive net loss would have included no incremental shares for the three months ended April 30, 2010 and 2009 as the stock price was below the conversion rate.

The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7. “Notes Payable.”

(11)	Comprehensive Loss—The following provides a summary of comprehensive loss:

Three months ended April 30,	2010	2009
Net loss	$(23,025)	$(12,956)
Change in unrealized gain on derivative instruments	611	6,602
Change in accumulated translation adjustment	(3,764)	(217)
Change in pension liability	—	(33)

Comprehensive loss	$(26,178)	$(6,604)

(12)	Investment in Frontline Joint Venture—In connection with our acquisition of Valor on March 18, 2010, we also acquired Valor’s interest in a joint venture, Frontline. Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company. The joint venture combined the computer-aided manufacturing operations of the two companies. As described in Note 2. “Summary of Significant Accounting Policies,” we use the equity method of accounting for our investment in Frontline. Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence.

The following presents the summarized financial information of Frontline for the period from March 18, 2010 through March 31, 2010:

As of March 31, 2010	Frontline Total	Mentor’s 50% Interest
Balance sheet data:
Assets:
Current assets	$7,576	$3,788
Property, plant, and equipment, net	179	90
Other assets	15	7

Total assets	$7,770	$3,885

Liabilities:
Current liabilities	$1,610	$805
Other long-term liabilities	636	318

Total liabilities	$2,246	$1,123

For the period March 18, 2010 through March 31, 2010	Frontline Total	Mentor’s 50% Interest
Operating results data:
Revenues:
System and software	$1,845	$922
Service and support	346	173

Total revenues	2,191	1,095

Cost of revenues:
System and software	18	9
Service and support	149	74

Total cost of revenues	167	83

Gross margin	2,024	1,012

Research and development	183	92
Marketing and selling	228	114
General and administration	25	12

Total operating expenses	436	218

Operating income	1,588	794
Interest income	21	11

Net income - as reported	1,609	805
Amortization of purchased technology and other identified intangible assets (1)	—	621

Equity in earnings of Frontline	$1,609	$184

(1)	Amount represents amortization of purchased technology and other identified intangible assets identified as part of the fair value of the Frontline investment. The purchased technology will be amortized over three years and other identified intangible assets will be amortized over three to four years. Other identified intangible assets include tradename and customer relationships intangibles.

(13)	Special Charges—The following is a summary of the components of the special charges:

Three months ended April 30,	2010	2009
Employee severance and related costs	$1,589	$4,028
Excess leased facility costs	474	(41)
Other costs	1,205	1,708

Total special charges	$3,268	$5,695

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses related to potential acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $1,589 for the three months ended April 30, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 21% of these costs were paid during the three months ended April 30, 2010. We expect to pay the remainder during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $474 for the three months ended April 30, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the three months ended April 30, 2010 included costs of $1,175 related to advisory fees and other costs of $30.

Employee severance and related costs of $4,028 for the three months ended April 30, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2010. There have been no significant modifications to the amount of these charges.

The reduction of leased facility costs of $41 during the three months ended April 30, 2009 resulted from the buyout of a lease which had been previously abandoned.

Other special charges for the three months ended April 30, 2009 included costs of $1,175 related to advisory fees and charges of $265 related to a casualty loss. Additionally, acquisition costs of $268 during the three months ended April 30, 2009 represent legal and other costs related to a potential acquisition.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2010:

	Accrued special charges as of January 31, 2010	Charges during the three months ended April 30, 2010	Payments during the three months ended April 30, 2010	Accrued special charges as of April 30, 2010 (1)
Employee severence and related costs	$2,616	$1,589	$(1,154)	$3,051
Excess leased facility costs	4,110	474	(836)	3,748
Other costs	2,298	1,205	(1,809)	1,694

Total accrued special charges	$9,024	$3,268	$(3,799)	$8,493

(1)	Of the $8,493 total accrued special charges as of April 30, 2010, $1,457 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,036 represented the short-term portion of accrued special charges.

(14)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

Three months ended April 30,	2010	2009
Interest income	$277	$404
Foreign currency exchange loss	(650)	(79)
Other, net	(768)	(227)

Other income (expense), net	$(1,141)	$98

(15)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. The following table shows revenue recognized from these customers:

Three months ended April 30,	2010	2009
Revenue from customers	$12,631	$8,229
Percentage of total revenue	7.0%	4.3%

(16)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Three months ended April 30,	2010	2009
Cash paid, net for:
Interest	$5,939	$6,130
Income taxes	$3,665	$6,779

During the three months ended April 30, 2010, we acquired the outstanding shares of Valor. Under the terms of the merger agreement, Valor shareholders received 5,621 shares of our common stock and cash of $32,715. The common stock issued to the former common shareholders of Valor had a fair value of $47,163, based on our closing price on March 18, 2010 of $8.39 per share. Additionally, under the merger agreement, we converted Valor’s outstanding stock options into options to purchase shares of our common stock, resulting in additional consideration of $7,025. Included in the net tangible assets acquired was cash of $27,010.

As part of the Valor acquisition, we acquired an investment in Frontline. During the three months ended April 30, 2010, we received returns on investment of $300 from Frontline which is included in cash flows from operating activities.

(17)	Segment Reporting—We operate exclusively in the electronic design automation industry. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We sell and license our products through our direct sales force in North America, Europe, Japan, and the Pacific Rim and through distributors where third parties can extend sales reach more effectively or efficiently. Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated information by geographic region.

We eliminate all intercompany revenues and expenses in computing Revenues, Operating loss, and Loss before income tax. The corporate component of Operating loss represents research and development, corporate marketing and selling, corporate general and administration, special charges, and equity in earnings of Frontline. Geographic information is as follows:

Three months ended April 30,	2010	2009
Revenues:
North America	$65,165	$74,464
Europe	42,577	42,510
Japan	31,668	34,640
Pacific Rim	41,167	42,161

Total revenues	$180,577	$193,775

Operating income (loss):
North America	$29,852	$40,922
Europe	22,334	20,866
Japan	1,033	23,903
Pacific Rim	33,326	33,614
Corporate	(101,539)	(125,451)

Total operating loss	$(14,994)	$(6,146)

Income (loss) before income tax:
North America	$24,703	$36,909
Europe	22,064	20,804
Japan	988	23,891
Pacific Rim	33,322	33,648
Corporate	(101,539)	(125,451)

Total loss before income tax	$(20,462)	$(10,199)

No single customer accounted for 10% or more of total revenues for the three months ended April 30, 2010. For the three months ended April 30, 2009, one customer accounted for 13% and another customer accounted for 12% of our total revenues.

As of	April 30, 2010	January 31, 2010
Property, plant, and equipment, net:
North America	$96,598	$97,373
Europe	18,679	18,887
Japan	1,179	1,341
Pacific Rim	3,843	4,194

Total property, plant, and equipment, net	$120,299	$121,795

Total assets:
North America	$753,771	$761,567
Europe	351,257	319,165
Japan	100,848	106,493
Pacific Rim	29,719	35,816

Total assets	$1,235,595	$1,223,041

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

Three months ended April 30,	2010	2009
Revenues:
IC Design to Silicon	$60,752	$84,491
Integrated System Design	44,591	37,523
Scalable Verification	36,744	40,482
New & Emerging Products	23,621	19,620
Services & Other	14,869	11,659

Total revenues	$180,577	$193,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, numerical references included in millions, except for percentages and per share data.

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

We focus on products and design platforms where we have leading market share, enabling us to spend more effort to cause adoption of our technology in new applications, especially for new markets in which EDA companies have not participated. We believe this strategy leads to a more diversified product and customer mix and can help reduce the volatility of our business and our credit risk, while increasing our potential for growth. System customers make up a much larger percentage of our business than that of most of our EDA competitors.

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

The EDA industry is highly competitive and is characterized by very strong leadership positions in specific segments of the EDA market. These strong leadership positions can be maintained for significant periods of time as the software can be difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from niche areas in which we are the leader. We will continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and where we have the opportunity to build significant market share.

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

The semiconductor industry is particularly vulnerable in this economy as several of the largest companies lack the balance sheet strength that they have historically carried into recessions. Consistent with our revenue recognition policy, when individual customer credit worthiness declines to a level where we do not consider collectibility probable, we convert new transactions from up-front revenue recognition to cash-based revenue recognition and we may be required to modify the payment terms to meet the customer’s ability to pay. Our top ten accounts make up approximately 40% of our receivables, including both short and long-term balances and we have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our receivables.

Bad debt expense recorded for the first quarter of fiscal 2011 was not material. However, we do have exposures within our receivables portfolio to some of the larger semiconductor companies with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness. In the first quarter of fiscal 2011 and in the fourth quarter of fiscal 2010, we noted a leveling off in the rate of declined software maintenance renewals.

Bookings during the first three months of fiscal 2011 decreased by approximately 10% compared to the first three months of fiscal 2010. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the three months ended April 30, 2010 accounted for approximately 50% of total system and software bookings compared to approximately 60% for the three months ended April 30, 2009. The number of new customers during the three months ended April 30, 2010, excluding PADS (our ready to use printed circuit board design tools) increased 20% from the levels experienced during the three months ended April 30, 2009.

Product Developments

During the three months ended April 30, 2010, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products in the first quarter of fiscal 2011. During the three months ended April 30, 2010, we did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets, long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended January 31, 2010.

Revenue Recognition

We report revenue in two categories based on how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables resulting from product sales. We primarily license our products using two different license types:

1. Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term. When all other criteria for revenue recognition have been met, we recognize revenue from emulation hardware system sales upon delivery.

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

We apply the Financial Accounting Standards Board (FASB) authoritative guidance in Accounting Standards Codification (ASC) 985 “Revenue Recognition – Software” to the sale of licenses of software products. Beginning February 1, 2010, we adopted FASB Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605)- “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 Software (Topic 985)- “Certain Revenue Arrangements That Include Software Elements,” (together the ASUs). Accordingly, we apply FASB authoritative guidance in ASC 605 applicable to multiple-element arrangements to the sale of our emulation hardware systems that contain software components and non-software components that function together to deliver the hardware’s essential functionality. We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

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

Multiple element arrangements involving software licenses – For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (VSOE) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, we defer revenue until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, we defer revenue until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exist but VSOE does not exist for one or more delivered elements, we recognize revenue using the residual method. Under the residual method, we defer revenue related to the undelivered elements based upon VSOE and we recognize the remaining portion of the arrangement fee as revenue for the delivered elements, assuming all other criteria for revenue recognition are met. If we can no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, we defer revenue until all elements are delivered or VSOE was established for the undelivered elements, whichever is earlier.

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

Prior to February 1, 2010, for emulation hardware systems where the software was determined to be more than incidental under prior authoritative guidance, we recognized revenue consistent with the discussion above for multiple element arrangements involving software licenses.

Multiple element arrangements involving hardware – Effective February 1, 2010, for multiple element arrangements involving our emulation hardware systems we allocate revenue to each element based on the relative selling price of each deliverable. In order to meet the separation criteria to allocate revenue to each element we must determine the standalone selling price of each element using a hierarchy of evidence. The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. The vendor should consider market conditions as well as entity-specific factors when estimating a selling price.

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements based on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are not able to develop ESP for one or more element or we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which could impact the timing of revenue recognition if not delivered together. We can no longer apply the residual method for hardware arrangements.

The adoption of the ASUs is not expected to have a material impact to revenue in periods subsequent to adoption. However, it may result in the advancing of revenue into periods earlier than would have been recognized prior to the adoption of the ASUs.

RESULTS OF OPERATIONS

Revenues and Gross Margins

Three months ended April 30,	2010	Change	2009
System and software revenues	$97.5	(16%)	$115.4
System and software gross margin	$89.9	(16%)	$107.6
Gross margin percent	92%		93%
Service and support revenues	$83.1	6%	$78.4
Service and support gross margin	$60.8	6%	$57.1
Gross margin percent	73%		73%
Total revenues	$180.6	(7%)	$193.8
Total gross margin	$150.7	(9%)	$164.7
Gross margin percent	83%		85%

System and Software

Three months ended April 30,	2010	Change	2009
Upfront license revenues	$71.5	(27%)	$97.6
Ratable license revenues	26.0	46%	17.8

Total system and software revenues	$97.5	(16%)	$115.4

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of the license term. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Additionally, ratable license revenues include short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fee revenues from the accretion of the discount of long-term installment receivables.

Our top ten customers accounted for approximately 45% of total System and software revenues for the three months ended April 30, 2010 compared to approximately 65% for the three months ended April 30, 2009. The decrease in System and software revenues for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 was primarily due to three large transactions in the three months ended April 30, 2009 totaling $61.7. This decrease was partially offset by an increase in the number of transactions greater than $1.0 in the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

For the three months ended April 30, 2010, no single customer accounted for 10% or more of Total revenues. For the three months ended April 30, 2009, one customer accounted for 13% and another customer accounted for 12% of our total revenues. Sales of product associated with our acquisitions completed in the three months ended April 30, 2010 and the second half of fiscal 2010 resulted in increases in System and software revenues of approximately $4.0 for the three months ended April 30, 2010.

Foreign currency had an overall favorable impact of $2.6 on Total revenues during the three months ended April 30, 2010 compared to the three months ended April 30, 2009, primarily as a result of the strengthening Japanese yen against the U.S. dollar.

System and software gross margin percent was down slightly for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 due to decreased System and software revenues for the three months ended April 30, 2010 compared to the three months ended April 30, 2009, partly offset by gross margin increases resulting from our completed acquisitions in the three months ended April 30, 2010 and the second half of fiscal 2010.

Amortization of purchased technology to System and software cost of revenues was $3.6 for the three months ended April 30, 2010 compared to $2.9 for the three months ended April 30, 2009. The increase in amortization for the three months ended April 30, 2010 was primarily due to new purchased technology from our completed acquisitions occurring in three months ended April 30, 2010 and the second half of fiscal 2010, partially offset by certain purchased technology being fully amortized during fiscal 2010.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand while support services operate under a less variable cost structure resulting in improved margins as revenue increases. The increase in revenues for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 was primarily the result of our completed acquisitions in the three months ended April 30, 2010 and the second half of fiscal 2010 resulting in an increase of approximately $3.0. Service and support gross margin percent was flat for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 despite increased Service and support revenues for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 primarily due to the impact on gross margin from our completed acquisitions in the three months ended April 30, 2010 and the second half of fiscal 2010 and due to increased personnel costs for the three months ended April 30, 2010.

Geographic Revenues Information

Revenue by Geography

Three months ended April 30,	2010	Change	2009
North America	$65.1	(13%)	$74.5
Europe	42.6	0%	42.5
Japan	31.7	(8%)	34.6
Pacific Rim	41.2	(2%)	42.2

Total revenue	$180.6	(7%)	$193.8

For the three months ended April 30, 2010, approximately one-third of European and approximately all Japanese revenues were subject to exchange fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk.”

Operating Expenses

Three months ended April 30,	2010	Change	2009
Research and development	$64.1	3%	$62.3
Marketing and selling	73.6	(4%)	76.6
General and administration	22.5	(4%)	23.4
Equity in earnings of Frontline	(0.2)	—	—
Amortization of intangible assets	2.4	(17%)	2.9
Special charges	3.3	(42%)	5.7

Total operating expenses	$165.7	(3%)	$170.9

Research and Development

Research and development expenses increased by $1.8 for the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The components of this increase are summarized as follows:

Change for the three months ended April 30,
Incremental expenses resulting from acquired businesses	3.4
Stock-based compensation	(1.0)
Other expenses	(0.6)

Total change in research and development expenses	$1.8

Marketing and Selling

Marketing and selling expenses decreased by $3.0 for the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The components of this decrease are summarized as follows:

Change for the three months ended April 30,
Salaries, variable compensation, and benefits expenses	$(0.9)
Travel expenses	(1.1)
Incremental expenses resulting from acquired businesses	1.4
Bad debt expenses	(0.7)
Other expenses	(1.7)

Total change in marketing and selling expenses	$(3.0)

General and Administration

General and administration expenses decreased by $0.9 for the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The components of this decrease are summarized as follows:

Change for the three months ended April 30,
Salaries, variable compensation, benefits, and personnel expenses	(0.8)
Other expenses	(0.1)

Total change in general and administration expenses	$(0.9)

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, we experienced unfavorable currency movements of approximately $6.0 in total operating expenses. The impact of these unfavorable currency movements is reflected in the movements in operating expenses detailed above.

Investment in Frontline Joint Venture

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we also acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

As required by U.S. GAAP, we use the equity method of accounting for our investment in Frontline which results in our reporting our investment in the joint venture on one line item on the Condensed Consolidated Balance Sheet and our share of earnings on one line item in the Condensed Consolidated Statement of Operations. Our fiscal year ends January 31st. Frontline’s fiscal year ends December 31st. We record our quarterly interest in the equity method earnings or losses of Frontline based on its quarterly reported results.

As discussed in Note 2. “Summary of Significant Accounting Policies” to the condensed consolidated financial statements, we include our interest in the earnings or losses of Frontline as a component of Operating loss on our Condensed Consolidated Statement of Operations due to our active participation in regular and periodic activities such as budgeting, business planning, marketing, and direction of research and development projects.

The following table presents summarized financial information of Frontline for the period from March 18, 2010 through March 31, 2010:

As of March 31, 2010	Mentor’s 50% Interest
Total assets	$3.9
Total liabilities	$1.1

For the period March 18, 2010 through March 31, 2010	Mentor’s 50% Interest
Revenues	$1.1
Cost of revenues	0.1

Gross margin	1.0

Operating expense	0.2

Net income-as reported	0.8
Amortization of purchased technology and other identified intangible assets	0.6

Equity in earnings of Frontline	$0.2

Amortization of Intangible Assets

For the three months ended April 30, 2010 compared to the three months ended April 30, 2009, the decrease in amortization of intangible assets was primarily due to certain intangible assets being fully amortized during fiscal 2010 and fiscal 2011.

Special Charges

	Three months ended April 30,
	2010	Change	2009
Employee severance and related costs	$1.6	(60%)	$4.0
Excess leased facility costs	0.5	—	—
Other costs	1.2	(29%)	1.7

Total special charges	$3.3	(42%)	$5.7

Special charges primarily consist of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $1.6 for the three months ended April 30, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 21% of the year to date costs were paid during the three months ended April 30, 2010. We expect to pay the remainder during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.5 for the three months ended April 30, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the three months ended April 30, 2010 included costs of $1.2 related to advisory fees.

Employee severance and related costs of $4.0 for the three months ended April 30, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which were individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2010. There have been no significant modifications to the amount of these charges.

Other special charges for the three months ended April 30, 2009 included costs of $1.2 related to advisory fees and other charges of $0.5.

Other Income (Expense), Net

Three months ended April 30,	2010	Change	2009
Interest income	$0.3	(25%)	$0.4
Foreign currency exchange loss	(0.6)	(500%)	(0.1)
Other, net	(0.8)	(300%)	(0.2)

Other income (expense), net	$(1.1)	(1,200%)	$0.1

Provision for Income Taxes

Three months ended April 30,	2010	Change	2009
Income tax expense	$2.6	(7%)	$2.8

Generally, the provision for income taxes is the result of the mix of profit and loss earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires that on a quarterly basis we evaluate our provision for income tax expense (benefit) of U.S. and foreign jurisdictions based on our projected results of operations for the full year and record an adjustment in the current quarter.

For fiscal 2011, we anticipate losses in the U.S. but a net profit from international operations. Any tax benefit in the U.S. will generally be offset by an increase in the valuation allowance on U.S. deferred tax assets. For the three months ended April 30, 2010, our effective tax rate was (13)%. For fiscal 2011, we project a 57% effective tax rate, with the inclusion of period specific items. This differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	Projected U.S. losses for which no tax benefit will be recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

Actual results may differ significantly from our current projections.

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

We determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. In the first quarter of fiscal 2011, we purchased Valor. We are currently in the process of determining the fair value of all of the tax assets or liabilities assumed. However, we have made preliminary estimates which have been included in our purchase price allocation. Our assessment will be completed as soon as reasonably possible and may result in a material adjustment. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The tax years for U.S. federal income tax purposes that remain open are fiscal year 2006 and forward. The statute of limitations remains open for years on or after 2005 in certain foreign jurisdictions.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to our tax filing positions. It is reasonably possible that unrecognized tax positions may decrease from $0 to $6.0 due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.

As of April 30, 2010, we had cash and cash equivalents of $99.7. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

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

We anticipate that the following will be sufficient to meet our working capital needs on a short-term (twelve months or less) and a long-term (more than twelve months) basis:

•	Current cash balances;

•	Anticipated cash flows from operating activities, including the effects of selling customer term receivables;

•	Amounts available under existing revolving credit facilities; and

•	Other available financing sources, such as the issuance of debt or equity securities.

However, capital markets have been volatile, and we cannot assure you that we will be able to raise debt or equity capital on acceptable terms, if at all.

Three months ended April 30,	2010	2009
Cash provided by (used in) operating activities	$27.6	$(1.0)
Cash used in investing activities	$(17.4)	$(4.7)
Cash used in financing activities	$(9.6)	$(8.8)

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

Trade Accounts and Term Receivables

As of	April 30, 2010	January 31, 2010
Trade accounts receivable, net	$261.1	$289.8
Term receivables, long-term	$135.1	$164.9
Average days sales outstanding in short-term receivables	130 days	110 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	43 days	42 days

The increase in the average days sales outstanding in short-term receivables as of April 30, 2010 compared to January 31, 2010 was due to a decrease in revenue in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. The decrease in Trade accounts receivable, net as of April 30, 2010 compared to January 31, 2010 was due to decreased revenue.

The current portion of term receivables was $175.0 as of April 30, 2010 and $178.9 as of January 31, 2010. The increase in average days sales outstanding excluding the current portion of term receivables was due to a decrease in revenues during the three months ended April 30, 2010 compared to January 31, 2010.

The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services, although the impact of current economic conditions on our customers could affect this performance. The decrease in total term receivables from $343.8 as of January 31, 2010 to $310.1 as of April 30, 2010 was primarily a result of an decrease in term deals recorded during the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $14.9 for the three months ended April 30, 2010 compared to $13.3 for the three months ended April 30, 2009. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivable for the remainder of fiscal 2011.

Accrued Payroll and Related Liabilities

As of	April 30, 2010	January 31, 2010
Accrued payroll and related liabilities	$53.5	$77.0

The decrease in Accrued payroll and related liabilities as of April 30, 2010 compared to January 31, 2010 was primarily due to incentive payments made during the first quarter of fiscal 2011 on year-end accruals. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in bonus accruals at year end which result from a year-to-date true-up of amounts based on the full year achievement of results.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2010 consisted of cash paid for acquisitions of businesses, net of cash acquired, and equity interests and capital expenditures.

Expenditures for property, plant, and equipment increased to $7.6 for the three months ended April 30, 2010 compared to $4.6 for the three months ended April 30, 2009. The expenditures for property, plant, and equipment for the three months ended April 30, 2010 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2011 to be approximately $54.3.

During the three months ended April 30, 2010, we acquired Valor through the issuance of common stock of $47.2 and cash consideration of $5.7, net of cash received of $27.0. We plan to finance our investments in property, plant, and equipment using cash. We plan to finance our business acquisitions through a combination of cash and common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings under the revolving credit facility.

Financing Activities

For the three months ended April 30, 2010, cash used in financing activities consisted primarily of repayments of short-term borrowings of $11.1 and net repayments of $20.0 on our revolving line of credit. These repayments were partially offset by $20.0 in proceeds from a term loan to finance the purchase of office buildings in Fremont, California. Additional discussion regarding the term loan is in the section below.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

Interest on the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9.2 shares as of April 30, 2010. Upon conversion, in lieu of shares of our common stock, for each one thousand dollar principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) one thousand dollars or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds one thousand dollars, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25%

Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the three months ended April 30, 2010, we did not repurchase any 6.25% Debentures and the principal amount of $165.0 remains outstanding.

Floating Rate Debentures due 2023

Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 1.90% for the three months ended April 30, 2010. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 1.4 shares as of April 30, 2010.

The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. We may redeem some or all of the Floating Rate Debentures for cash at 100.81% of the face amount, with the premium reducing to 0% on August 6, 2010. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. During the three months ended April 30, 2010, we did not repurchase any Floating Rate Debentures and the principal amount of $32.3 is outstanding.

We have classified the entire $32.3 of Floating Rate Debentures as short-term in our Condensed Consolidated Balance Sheet as of April 30, 2010 as holders, at their option, may redeem some or all of the Floating Rate Debenture for cash on August 6, 2010. We expect to retire this obligation utilizing cash on hand and amounts available under our revolving credit facility.

Term Loan due 2013

In April 2010, we entered into a three-year term loan (Term Loan) to finance the purchase of office buildings in Fremont, California. Principal and interest payment are payable quarterly in February, May, August, and November. The remaining principal balance is payable on the April 2013 maturity date. We have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this term loan will vary with market interest rates. Principle payments are fixed at $0.5 and are payable quarterly. Additionally, the term loan requires us to have a minimum cash and cash equivalent balance as of the last day of the quarter. If we were to fail to comply with this covenant and did not obtain a waiver from our lenders, we would be in default under this term loan and our lenders could terminate the loan and demand immediate repayment of the outstanding loan. The Term Loan is secured by our Wilsonville, Oregon campus which includes land, buildings and improvements with a carrying value of approximately $40 million. This amount is reported in our Condensed Consolidated Balance sheet within Property, plant, and equipment, net.

During the three months ended April 30, 2010, we did not repay any amount against the Term Loan. The effective interest rate was 4.77% for the three months ended April 30, 2010.

For further information on our 6.25% Debentures, our Floating Rate Debentures and the Term Loan, see Note 7. “Notes Payable” in Part I., Item 1. “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements.”

Revolving Credit Facility

We are party to a syndicated, senior, unsecured, four-year revolving credit facility with a maximum borrowing capacity of $100.0 with an option to increase the borrowing capacity by $30.0 in the future. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $0.1 for the three months ended April 30, 2010 and $0.1 for the three months ended April 30, 2009.

We borrowed $30.0 against the revolving credit facility and repaid $50.0 during the three months ended April 30, 2010. As of April 30, 2010, we had no balance outstanding against the revolving credit facility. The interest rate was 3.25% as of April 30, 2010.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I., Item 1. “Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2011

We expect revenues for the second quarter of fiscal 2011 to be approximately $180.0 with a net loss per share for the same period of approximately $(0.17) to $(0.22). For the full fiscal year 2011, we expect revenues of $870.0 with earnings per share of $0.10 to $0.15.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All numerical references in tables are in millions, except interest rates and contract rates.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2010. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$50.6	0.08%

We had convertible subordinated debentures with a principal balance of $165.0 million outstanding with a fixed interest rate of 6.25% as of April 30, 2010 and April 30, 2009. For fixed rate debt, interest rate changes affect the fair value of the debentures but do not affect earnings or cash flow.

We had floating rate convertible subordinated debentures with a principal balance of $32.3 million outstanding with a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65% as of April 30, 2010 and $33.8 million as of April 30, 2009. The effective interest rate was 1.90% for the three months ended April 30, 2010 and 2.97% for the three months ended April 30, 2009. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow.

As of April 30, 2010, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $100.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of cash dividends. As of April 30, 2010, we had no balance outstanding against this revolving credit facility. As of April 30, 2009, we had an outstanding balance of $20.0 million. The interest rate as of April 30, 2009 was 3.85%. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow.

In April 2010, we entered into a three-year term loan. Under this term loan, we have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this term loan will vary with market interest rates. This term loan contains covenant requiring the maintenance of minimum cash and cash equivalent balance. As of April 30, 2010, we had $20.0 million outstanding against this term loan. The effective interest rate was 4.77% for the three months ended April 30, 2010. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow.

We had other short-term borrowings of $4.3 million outstanding as of April 30, 2010 and $4.1 million as of April 30, 2009 with variable rates based on market indexes. For variable interest rate debt, interest rate changes generally do not affect the fair market value, but do affect earnings and cash flow.

If the interest rates as of April 30, 2010 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.6 million.

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

As of	April 30, 2010		January 31, 2010
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$82.0	92.30	$29.6	90.67
Euro	35.0	0.72	77.2	0.69
British pound	20.4	0.64	21.2	0.61
Indian rupee	16.1	44.52	8.3	45.68
Swedish krona	15.5	7.19	14.2	7.04
Canadian dollar	9.0	1.01	6.5	1.03
Taiwan dollar	7.8	31.25	7.7	31.70
Other (1)	17.5	—	17.9	—

Total forward contracts	$203.3		$182.6

(1) Other includes 10 currencies which are the Korean won, Swiss franc, Hungarian forint, Danish kroner, Russian ruble, Polish zloty, Israeli shekel, Norwegian kroner, Chinese yuan, and Singapore dollar.

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

The forward-looking statements contained under “Outlook for Fiscal 2011” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2011,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If planned contract renewals are delayed or the average size of renewed contracts do not increase as we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price.

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

We typically generate about half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. Significant changes in currency exchange rates, particularly in the Japanese yen, euro, and the British pound, could have an adverse impact on us. In addition, international operations subject us to other risks including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights.

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

We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized under U.S. generally accepted accounting principles as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.

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

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with or manufactured using tools that may not operate as expected. Errors or defects could result in:

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

Our use of open source software could negatively impact our ability to sell our products and confusion regarding open source software may harm the market for our products.

The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. There is little or no legal precedent for interpreting the terms of these open source licenses, therefore we may be subject to unanticipated obligations regarding our products which incorporate open source software. In addition, some customers may falsely believe that their source code will be made public if used with our open source products. This confusion and misperception may harm the market for our products or services which use open source software.

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

As of April 30, 2010, we had $225.2 million of outstanding indebtedness, which includes $32.3 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $165.0 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, and $20.0 million under a term loan, and $6.6 million in short-term borrowings. This level of indebtedness among other things could:

•	Make it difficult for us to satisfy our payment obligations on our debt;

•

Make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions, or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Reduce funds available for use in our operations;

•	Make us more vulnerable in the event of a downturn in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the Floating Rate Debentures, 6.25% Debentures, and term loan; and

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2010, we acquired all of the outstanding common shares of Valor Computerized Systems, Ltd., an Israeli company (Valor). Under the terms of the merger agreement, Valor shareholders received aggregate consideration of $87 million, comprised of $33 million in cash and 5.6 million shares of our common stock worth $47 million based on the $8.39 per share closing price of our common stock on March 18, 2010. Additionally, under the merger agreement, we converted Valor’s outstanding stock options into options to purchase shares of our common stock, resulting in additional consideration of $7 million.

We relied on the exemption from registration in Section 3(a)(10) of the Securities Act of 1933 for the offer and issuance of our common stock to shareholders of Valor. An Israeli district court held a hearing open to all Valor shareholders on February 16, 2010 and, after the hearing, determined that the merger was procedurally and substantively fair to Valor shareholders and approved the issuance of our shares of common stock to Valor shareholders in the merger. Before the hearing, we and Valor advised the court that we would rely on the 3(a)(10) exemption based on the court’s approval of the transaction.

Item 6.	Exhibits

4.L	Election dated as of March 31, 2010 to reduce commitment under revolving Credit Agreement between the Company, Bank of America, N.A., as agent, and the other lenders.

4.M	Credit Agreement for $20 million term loan dated as of April 6, 2010 between the Company, Bank of America, N.A., as agent, and the other lenders.

10.K	Form of Severance Agreement entered into between the Company and each executive officer of the Company and certain other employees. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K Filed on March 16, 2010.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2010	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer