Form 10-Q
period 2010-07-31
MENTOR GRAPHICS CORP
filed 2010-09-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-34795

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

Number of shares of common stock, no par value, outstanding as of September 3, 2010: 109,319,027

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended July 31,	2010	2009
In thousands, except per share data
Revenues:
System and software	$100,491	$103,884
Service and support	87,443	78,737

Total revenues	187,934	182,621

Cost of revenues:
System and software	5,237	9,511
Service and support	22,746	20,518
Amortization of purchased technology	3,560	2,928

Total cost of revenues	31,543	32,957

Gross margin	156,391	149,664

Operating expenses:
Research and development	65,045	60,843
Marketing and selling	74,634	71,430
General and administration	23,223	21,798
Equity in earnings of Frontline	(1,162)	—
Amortization of intangible assets	1,936	2,888
Special charges	3,206	4,202

Total operating expenses	166,882	161,161

Operating loss	(10,491)	(11,497)
Other expense, net	(14)	(356)
Interest expense	(4,727)	(4,723)

Loss before income tax	(15,232)	(16,576)
Income tax expense (benefit)	(985)	4,690

Net loss	$(14,247)	$(21,266)

Net loss per share:
Basic	$(0.13)	$(0.22)

Diluted	$(0.13)	$(0.22)

Weighted average number of shares outstanding:
Basic	107,629	94,853

Diluted	107,629	94,853

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Six months ended July 31,	2010	2009
In thousands, except per share data
Revenues:
System and software	$197,941	$219,302
Service and support	170,570	157,094

Total revenues	368,511	376,396

Cost of revenues:
System and software	9,191	14,400
Service and support	45,066	41,721
Amortization of purchased technology	7,129	5,876

Total cost of revenues	61,386	61,997

Gross margin	307,125	314,399

Operating expenses:
Research and development	129,177	123,134
Marketing and selling	148,286	148,031
General and administration	45,722	45,222
Equity in earnings of Frontline	(1,346)	—
Amortization of intangible assets	4,297	5,758
Special charges	6,474	9,897

Total operating expenses	332,610	332,042

Operating loss	(25,485)	(17,643)
Other expense, net	(1,155)	(258)
Interest expense	(9,054)	(8,874)

Loss before income tax	(35,694)	(26,775)
Income tax expense	1,578	7,447

Net loss	$(37,272)	$(34,222)

Net loss per share:
Basic	$(0.35)	$(0.36)

Diluted	$(0.35)	$(0.36)

Weighted average number of shares outstanding:
Basic	105,717	94,514

Diluted	105,717	94,514

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	July 31, 2010	January 31, 2010
In thousands
Assets
Current assets:
Cash and cash equivalents	$89,316	$99,340
Short-term investments	3	3
Trade accounts receivable, net of allowance for doubtful accounts of $3,066 as of July 31, 2010 and $3,607 as of January 31, 2010	271,511	289,750
Other receivables	9,355	10,186
Inventory	4,032	3,630
Prepaid expenses and other	21,406	15,813
Deferred income taxes	7,862	11,891

Total current assets	403,485	430,613
Property, plant, and equipment, net of accumulated depreciation of $259,351 as of July 31, 2010 and $252,269 as of January 31, 2010	130,663	121,795
Term receivables	125,953	164,898
Goodwill	487,906	458,313
Intangible assets, net of accumulated amortization of $146,789 as of July 31, 2010 and $135,363 as of January 31, 2010	34,286	26,029
Deferred income taxes	7,278	7,047
Other assets	43,936	14,346

Total assets	$1,233,507	$1,223,041

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$8,938	$37,874
Current portion of notes payable	22,763	32,272
Accounts payable	14,478	9,985
Income taxes payable	3,938	3,971
Accrued payroll and related liabilities	49,992	77,008
Accrued liabilities	38,512	44,122
Deferred revenue	156,781	153,965

Total current liabilities	295,402	359,197
Notes payable	186,591	156,075
Deferred revenue	9,453	9,534
Income tax liability	37,951	36,791
Other long-term liabilities	23,311	21,427

Total liabilities	552,708	583,024

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2010 and 200,000 shares authorized as of January 31, 2010; 109,268 shares issued and outstanding as of July 31, 2010 and 100,478 shares issued and outstanding as of January 31, 2010	742,924	662,595
Accumulated deficit	(86,014)	(48,742)
Accumulated other comprehensive income	23,889	26,164

Total stockholders’ equity	680,799	640,017

Total liabilities and stockholders’ equity	$1,233,507	$1,223,041

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended July 31,	2010	2009
In thousands
Operating Cash Flows:
Net loss	$(37,272)	$(34,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	15,570	16,256
Amortization	13,875	14,518
Impairment of cost-basis investments	—	113
Equity in (income) losses of unconsolidated entities, net of dividends received	125	568
Gain on debt extinguishment	—	(380)
Stock-based compensation	11,684	15,267
Deferred income taxes	1,600	1,634
Changes in other long-term liabilities	296	(2,278)
Other	228	216
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	21,879	30,516
Prepaid expenses and other	(396)	21,982
Term receivables, long-term	32,990	12,037
Accounts payable and accrued liabilities	(40,755)	(27,821)
Income taxes receivable and payable	(5,161)	(8,122)
Deferred revenue	132	(21,071)

Net cash provided by operating activities	14,795	19,213

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	—	1,990
Increase in restricted cash	(999)	—
Purchases of property, plant, and equipment	(18,488)	(10,968)
Acquisitions of businesses and equity interests, net of cash acquired	(9,899)	(7,099)

Net cash used in investing activities	(29,386)	(16,077)

Financing Cash Flows:
Proceeds from issuance of common stock	14,394	8,890
Net decrease in short-term borrowings	(8,888)	(5,394)
Debt and equity issuance costs	(685)	(149)
Proceeds from notes payable and revolving credit facility	50,000	—
Repayments of notes payable and revolving credit facility	(50,500)	(23,450)

Net cash provided by (used in) financing activities	4,321	(20,103)

Effect of exchange rate changes on cash and cash equivalents	246	(598)

Net change in cash and cash equivalents	(10,024)	(17,565)
Cash and cash equivalents at the beginning of the period	99,340	93,642

Cash and cash equivalents at the end of the period	$89,316	$76,077

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

We apply the Financial Accounting Standards Board (FASB) guidance in Accounting Standards Codification (ASC) 985 “Revenue Recognition – Software” to the sale of licenses of software products. Beginning February 1, 2010, we adopted FASB Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605)- “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 Software (Topic 985)- “Certain Revenue Arrangements That Include Software Elements,” (together the ASUs). The adoption of the ASUs did not have a material impact to revenue in periods subsequent to adoption. However, it may result in recognition of revenue into periods earlier than that revenue would have been recognized prior to the adoption of the ASUs. We apply the authoritative guidance in Topic 605 applicable to multiple-element arrangements to the sale of our emulation hardware systems that contain software components and non-software components that function together to deliver the hardware’s essential functionality.

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

Multiple element arrangements involving hardware – Effective February 1, 2010, for multiple element arrangements involving our emulation hardware systems, we allocate revenue to each element based on the relative selling price of each deliverable. In order to meet the separation criteria to allocate revenue to each element we must determine the standalone selling price of each element using a hierarchy of evidence. The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. The vendor should consider market conditions as well as entity-specific factors when estimating a selling price.

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements based on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are not able to develop ESP for one or more elements or we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which could impact the timing of revenue recognition if not delivered together. We no longer apply the residual method for hardware arrangements.

Investment in Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). We use the equity method of accounting for Frontline which results in reporting our investment as one line within Other assets in the Condensed Consolidated Balance Sheet and our share of earnings on one line in the Condensed Consolidated Statement of Operations.

We actively participate in regular and periodic activities with respect to Frontline such as budgeting, business planning, marketing, and direction of research and development projects. Accordingly, we have included our interest in the earnings of Frontline as a component of Operating loss.

(3)	Fair Value Measurement—We measure financial instruments at fair value on a quarterly basis. The FASB established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of July 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$459	$—	$459	$—
Contingent consideration	(1,810)	—	—	(1,810)

Total	$(1,351)	$—	$459	$(1,810)

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(4,619)	$—	$(4,619)	$—
Contingent consideration	(1,822)	—	—	(1,822)

Total	$(6,441)	$—	$(4,619)	$(1,822)

We use an income approach to determine the fair value of our foreign currency exchange contracts. The net gains or losses for foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, are reported in Accumulated other comprehensive income in Stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our Condensed Consolidated Statement of Operations. We record foreign currency exchange contracts based on quoted market prices for similar instruments.

We recognize changes in fair value for foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities in Other expense, net, in our Condensed Consolidated Statement of Operations. See further discussion in Note 5. “Derivative Instruments and Hedging Activities.”

In connection with a fiscal 2010 acquisition, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangement discounted at a rate of 16%. As of July 31, 2010, there has been no change to our estimate of the fair value of the contingent consideration.

The following table summarizes Level 3 activity:

Balance as of January 31, 2010	$1,822
Interest change	(12)

Balance as of July 31, 2010	$1,810

The carrying amounts of cash equivalents, Short-term investments, Trade accounts receivable, net, Term receivables, Accounts payable, and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

The following table summarizes the fair value and carrying value of Notes payable:

As of	July 31, 2010	January 31, 2010
Fair value of Notes payable	$217,180	$192,321
Carrying value of Notes payable	$209,354	$188,347

We based the fair value of Notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of Notes payable, $22,763 was classified as current on our Condensed Consolidated Balance Sheet as of July 31, 2010. The carrying amount of the remaining balance of Short-term borrowings of $8,938 as of July 31, 2010 and $37,874 as of January 31, 2010 approximates fair value because of the short-term nature of the instruments.

(4)	Business Combinations—For each acquisition, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

Acquisitions during the six months ended July 31, 2010

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Valor	$86,903	$49,400	$18,600	$(8,720)	$27,623
Other	3,000	169	1,210	—	1,621

Total	$89,903	$49,569	$19,810	$(8,720)	$29,244

On March 18, 2010, we acquired all of the outstanding common shares of Valor, a provider of productivity improvement software solutions for the printed circuit board manufacturing supply chain. The acquisition was an investment aimed at extending our scope into the market for printed circuit board systems manufacturing solutions. Under the terms of the merger agreement, Valor shareholders received 5,621 shares of our common stock and cash of $32,715. The common stock issued to the former common shareholders of Valor had a fair value of $47,163, based on our closing price on March 18, 2010 of $8.39 per share. Additionally, under the merger agreement, we converted Valor’s outstanding stock options into options to purchase shares of our common stock, resulting in additional consideration of $7,025. Included in net tangible assets acquired was the fair value of the Frontline investment of $29,500 and cash acquired of $27,110.

The identified intangible assets acquired consisted of purchase technology of $12,300 and other intangibles of $6,300. We are amortizing purchased technology to Cost of revenues over three years and other intangibles to Operating expenses over one to four years. The goodwill created by the transaction of $27,623 is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

As part of our acquisition accounting for Valor, we have recognized provisional amounts for the fair value of certain assets acquired and liabilities assumed. We are continuing to review these matters during the measurement period, and if we obtain new information about the facts and circumstances that existed at the acquisition date that identifies adjustments to the initially recorded balances, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts. On August 19, 2010, we issued an earnings release which included our balance sheet as of July 31, 2010. In the course of our internal review process for this Quarterly Report on Form 10-Q, we subsequently identified an adjustment to Goodwill and Income taxes payable of $2,175 related to the Valor acquisition that was not reflected in the August 19 earnings release. This reclassification had no impact on net income, earnings per share, or cash flows for the three and six months ended July 31, 2010.

In 2010, we also acquired a privately-held company which was not considered a material business combination.

Acquisitions during the six months ended July 31, 2009

During the six months ended July 31, 2009, we acquired two privately held companies, which were not material individually or in the aggregate. Both of these acquisitions included an upfront payment which was treated as consideration for the business combination. In addition, each acquisition called for potential future payments, which were not considered contingent consideration and will be expensed as incurred if and when specific milestones are achieved.

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Other	$5,000	$424	$1,710	$(553)	$3,419

The separate results of operations for the acquisitions during the six months ended July 31, 2010 and 2009 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

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

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of less than one year which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs. During the six months ended July 31, 2010, we entered into 664 new foreign currency forward contracts, of which 42 contracts with a total gross notional value of $141,770 remain outstanding as of July 31, 2010.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other expense, net in the Condensed Consolidated Statement of Operations. We noted no such instance during the six months ended July 31, 2010 or 2009.

The fair values and balance sheet presentation of our derivative instruments as of July 31, 2010 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Other receivables	$756	$(1,070)
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	924	(151)

Total derivatives		$1,680	$(1,221)

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2010 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Accrued liabilities	$91	$(1,867)
Derivatives not designated as hedging instruments:
Non-designated forwards	Accrued liabilities	159	(3,002)

Total derivatives		$250	$(4,869)

We had foreign currency exchange contracts outstanding with a gross notional value of $156,044 as of July 31, 2010 and $182,572 as of January 31, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

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

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the six months ended July 31, 2010 is as follows:

Derivatives Designated as Hedging Instruments	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$(2,577)	Revenues	$(29)	Other expense, net	$33
		Operating expenses	(4,021)

Total	$(2,577)		$(4,050)		$33

The gain on cash flow forwards of $33 recognized in Other expense, net for the six months ended July 31, 2010 was related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the six months ended July 31, 2009 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$5,674	Revenues	$(1,597)	Other expense, net	$144
		Operating expenses	(400)
Cash flow options	13	Revenues	(164)	Other expense, net	(5)
		Operating expenses	(561)

Total	$5,687		$(2,722)		$139

Included in the gain on cash flow forwards of $144 recognized in Other expense, net for the six months ended July 31, 2009 was a gain of $141 related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income as of July 31, 2010 of $383, after tax effect, represents a net unrealized loss on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer this amount to the Condensed Consolidated Statement of Operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income for the six months ended July 31, 2010 is as follows:

Derivatives Not Designated as Hedging Instruments	Loss Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other expense, net	$(665)

The effect of derivative instruments not designated as hedging instruments on income for the six months ended July 31, 2009 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other expense, net	$6,154

(6)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	July 31, 2010	January 31, 2010
Senior revolving credit facility	$—	$20,000
Collections of previously sold accounts receivable	4,339	13,388
Other borrowings	4,599	4,486

Short-term borrowings	$8,938	$37,874

We have a syndicated, senior, unsecured, four-year revolving credit facility that terminates June 1, 2011. In April 2010, we amended the revolving credit facility to reduce the maximum borrowing capacity from $140,000 to $100,000 and retained an option to increase the maximum borrowing capacity by $30,000. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $58 for the three months ended July 31, 2010 and $124 for the six months ended July 31, 2010 compared to $107 for the three months ended July 31, 2009 and $184 for the six months ended July 31, 2009. This revolving credit facility contains certain financial and other covenants, including the following:

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

We were in compliance with all financial covenants as of July 31, 2010. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

During the six months ended July 31, 2010, we borrowed $30,000 against the revolving credit facility and repaid $50,000. As of July 31, 2010, we had no balance outstanding against this revolving credit facility, compared to an outstanding balance of $20,000 as of January 31, 2010.

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

(7)	Notes Payable—Notes payable consist of the following:

As of	July 31, 2010	January 31, 2010
6.25% Debentures due 2026	$167,815	$154,832
Floating Rate Debentures due 2023	20,763	32,272
Term Loan due 2013	19,500	—
Other	1,276	1,243

Notes payable	209,354	188,347
Floating Rate Debentures due 2023, current portion	(20,763)	(32,272)
Term Loan due 2013, current portion	(2,000)	—

Notes payable, long-term	$186,591	$156,075

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9,824 shares as of July 31, 2010. These circumstances include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the six months ended July 31, 2010, we did not repurchase any 6.25% Debentures.

In July 2010, we issued $11,509 in aggregate principal of the 6.25% Debentures, plus a nominal cash amount, in exchange for $11,509 in aggregate principal of the Floating Rate Debentures. In accordance with the FASB guidance in ASC 470-50, “Debt – Modification and Extinguishment,” the exchange was treated as the extinguishment of the original debt and the issuance of new debt. The terms of the new 6.25% Debentures issued in this transaction are substantially the same as the terms of our existing 6.25% Debentures. We recorded a loss on the extinguishment of debt of $345 during the three months ended July 31, 2010 for cash paid to debt holders in connection with this transaction. This loss was included in Interest expense in our Condensed Consolidated Statement of Operations.

The principal amount, unamortized debt discount and net carrying amount of the liability component as well as the carrying amount of the equity component of the 6.25% Debentures are as follows:

As of	July 31, 2010	January 31, 2010
Principal amount	$176,509	$165,000
Unamortized debt discount	(8,694)	(10,168)

Net carrying amount of the liability component	$167,815	$154,832

Equity component	$21,766	$21,766

The remaining unamortized debt discount will be amortized to interest expense using the effective interest method through March 2013.

We recognized the following amounts in Interest expense in the Condensed Consolidated Statements of Operations related to the 6.25% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Interest expense at the contractual interest rate	$2,588	$2,578	$5,166	$5,156
Amortization of debt discount	745	684	1,474	1,353

The effective interest rate on the 6.25% Debentures was 8.60% for the six months ended July 31, 2010 and 2009.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 1.95% for the six months ended July 31, 2010 and 2.82% for the six months ended July 31, 2009. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 887 shares as of July 31, 2010. These circumstances generally include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	The market price of the Floating Rate Debentures declining to less than 98% of the value of the common stock into which the Floating Rate Debentures are convertible; or

•	A call for redemption of the Floating Rate Debentures or certain other corporate transactions.

As noted above, we exchanged $11,509 in aggregate principal amount of the Floating Rate Debentures during the three months ended July 31, 2010, resulting in $20,763 of the Floating Rate Debentures outstanding as of July 31, 2010.

The conversion price may also be adjusted based on certain future transactions, such as stock splits or stock dividends. As of August 6, 2010, we may redeem some or all of the Floating Rate Debentures for cash at face value. The holders, at their option, may require us to redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. As such, we have reclassified the entire $20,763 of Floating Rate Debentures to short-term in our Condensed Consolidated Balance Sheet as of July 31, 2010. On August 6, 2010, substantially all of the holders chose to redeem $20,723 of the Floating Rate Debentures for cash. We retired this obligation utilizing cash on hand as of August 6, 2010. Following this redemption, a principal balance of $40 remains outstanding on the Floating Rate Debentures.

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

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $500 and accrued interest payments are payable quarterly in February, May, August, and November. The remaining principal balance is payable in April 2013. We have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under the Term Loan will vary with market interest rates. Additionally, the term loan requires us to have a minimum cash and cash equivalent balance as of the last day of the quarter. If we fail to comply with this covenant and do not obtain a waiver from our lenders, we would be in default under the Term Loan and our lenders could terminate the loan and demand immediate repayment of the outstanding loan. The Term Loan is collateralized by our Wilsonville, Oregon campus which includes land, buildings, and improvements with a carrying value of approximately $40,000. This amount is reported in our Condensed Consolidated Balance Sheet within Property, plant, and equipment, net.

During the six months ended July 31, 2010, we repaid $500 on the Term Loan and the principal amount of $19,500 remains outstanding. The effective interest rate was 4.91% for the six months ended July 31, 2010.

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

Income Taxes

As of July 31, 2010, we had a liability of $41,941 for income taxes associated with uncertain income tax positions, $3,990 of which was classified as short-term liabilities in our Condensed Consolidated Balance Sheet, as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $37,951 of income tax associated with uncertain tax position was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to intellectual property we license to customers. The indemnification is generally limited to the amount paid by the customer or a set cap. As of July 31, 2010, we were not aware of any material liabilities arising from these indemnification obligations.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

(9)	Accounting for Stock-Based Compensation

Stock Option Plans and Stock Plans

On July 1, 2010, our shareholders approved the 2010 Omnibus Incentive Plan (Incentive Plan) which replaces our prior 1982 Stock Option Plan, Nonqualified Stock Option Plan, 1986 Stock Plan, and 1987 Non-Employee Directors’ Stock Plan. The Incentive Plan is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company.

Stock options under the Incentive Plan are generally expected to vest over four years, have an expiration date of ten years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant.

As of July 31, 2010, a total of 9,861 shares of common stock were available for future grant under the above Incentive Plan.

We assumed the stock plans of Valor on March 18, 2010. Under the terms of our merger agreement with Valor, options outstanding under these plans were converted to options to purchase shares of our common stock. Options issued under these plans vest over four years from the original grant date and have an expiration date of 10 years from the original grant date. The exercise price of each converted option is equal to the product of the original exercise price and the original number of options granted divided by the number of converted options received. These stock plans have been suspended and no future awards will be granted under these plans. Options for a total of 2,160 shares of our common stock have been authorized and issued under the Valor plans.

On December 14, 2009, our shareholders approved the exchange of certain options for restricted stock units. Eligible for the exchange were options held by non-executive employees with an exercise price equal to or greater than $11.00 which were granted prior to January 7, 2009 and expire after August 15, 2010. The offer expired February 5, 2010. Effective February 8, 2010 a total of 6,945 options were exchanged for 557 restricted stock units. Total incremental cost of $491 resulted from this exchange. The incremental cost will be amortized over 2 years.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance as of January 31, 2010	18,982	$12.98
Granted	64	$8.71
Assumed in acquisition	2,160	$5.05
Exercised	(885)	$4.65
Forfeited	(43)	$7.52
Expired	(337)	$15.21
Exchanged	(6,945)	$16.77

Balance as of July 31, 2010	12,996	$10.15

The following table summarizes activity involving restricted stock, including restricted stock units:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested as of January 31, 2010	226	$9.46
Granted	679	8.11
Released	(9)	12.88
Cancelled	(11)	7.99

Nonvested as of July 31, 2010	885	$8.40

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. Prior to July 1, 2010, the ESPPs generally provided for overlapping two-year offerings commencing on January 1 and July 1 of each year with purchases every six months during those offering periods. On July 1, 2010 the ESPP plan was amended. Beginning July 1, 2010, the ESPP provides for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. Offerings in process as of July 1, 2010 with two year terms extending beyond that date were replaced by the six month offering beginning on July 1, 2010. There was no incremental value associated with the replacement of unexpired ESPP purchase rights. As of July 31, 2010, 5,112 shares remain available for future purchase under the ESPPs.

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

In determining expected volatility for purchase rights under our ESPP, we use the historical volatility of our shares of common stock. Prior to the July 1, 2010 offering we based the expected term of our ESPP on the average term of the series of offerings. Beginning with the July 1, 2010 offering the expected term will be the 6 month offering period. We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of restricted stock units is the market value as of the grant date.

Using the Black-Scholes option-pricing model, the weighted average grant date fair values are summarized as follows:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Options granted	$4.84	$5.36	$4.84	$5.22
Restricted stock units granted	$8.71	$5.14	$8.11	$5.14
ESPP purchase rights	$2.09	$2.88	$2.05	$2.92

The fair value calculations used the following assumptions:

	Three months ended July 31,		Six months ended July 31,
Stock Option Plans	2010	2009	2010	2009
Risk-free interest rate	2.6%	2.9%	2.5%	2.7%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	6.5	5.0 - 6.5	5.5 - 6.5	5.0 - 6.5
Volatility (range)	55%	45% - 50%	55%	45% - 50%
Weighted average volatility	55%	48%	55%	47%

	Three months ended July 31,		Six months ended July 31,
Employee Stock Purchase Plans	2010	2009	2010	2009
Risk-free interest rate	1.1%	0.7%	1.1%	1.1%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.23	1.25	1.24	1.25
Volatility (range)	46% - 72%	46% - 49%	45% - 72%	44% - 49%
Weighted average volatility	48%	47%	47%	47%

Six months ended July 31,
Acquired Company Options Exchange	2010
Risk-free interest rate	0.1% - 3.3%
Dividend yield	0%
Expected life (in years)	0.1 - 7.7
Volatility (range)	35% - 72%
Weighted average volatility	60%

Six months ended July 31,
Employee Options Exchange	2010
Risk-free interest rate	0.2% - 2.7%
Dividend yield	0%
Expected life (in years)	0.5 - 5.9
Volatility (range)	43% - 77%
Weighted average volatility	43%

(10)	Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on July 6, 2010. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock (Incentive Stock) at a purchase price of fifty dollars, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on December 31, 2011 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and have no dilutive effect on our earnings.

(11)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, restricted stock units, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Net loss	$(14,247)	$(21,266)	$(37,272)	$(34,222)

Weighted average common shares used to calculate basic and diluted net loss per share	107,629	94,853	105,717	94,514

Basic and diluted net loss per share	$(0.13)	$(0.22)	$(0.35)	$(0.36)

We excluded from the computation of diluted net loss per share stock options, restricted stock units, warrants, and ESPP purchase rights to purchase 14,765 shares of common stock for the three and six months ended July 31, 2010 compared to 22,055 for the three and six months ended July 31, 2009. The stock options, restricted stock units, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the stock options were determined to be anti-dilutive as a result of applying the treasury stock method.

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

	Three months ended July 31,		Six months ended July 31,
Floating Rate Debentures	2010	2009	2010	2009
Additional income	$117	$170	$238	$371
Additional incremental common shares	1,352	1,391	1,366	1,452

	Three months ended July 31,		Six months ended July 31,
6.25% Debentures (1)	2010	2009	2010	2009
Additional income	$2,649	$2,643	$2,649	$2,643

(1)	Dilutive net loss would have included no incremental shares for the three and six months ended July 31, 2010 and 2009 as the stock price was below the conversion rate.

The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7. “Notes Payable.”

(12)	Comprehensive Loss—The following provides a summary of comprehensive loss:

Six months ended July 31,	2010	2009
Net loss	$(37,272)	$(34,222)
Change in unrealized gain on derivative instruments	1,204	7,920
Change in accumulated translation adjustment	(3,475)	10,557
Change in pension liability	(4)	(33)

Comprehensive loss	$(39,547)	$(15,778)

(13)	Investment in Frontline Joint Venture—In connection with our acquisition of Valor on March 18, 2010, we acquired Valor’s interest in a joint venture, Frontline. Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company. The joint venture combined the computer-aided manufacturing operations of the two companies. As described in Note 2. “Summary of Significant Accounting Policies,” we use the equity method of accounting for our investment in Frontline. Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence.

The following presents the summarized financial information of Frontline for the three months ended June 30, 2010 and for the period from March 18, 2010 through June 30, 2010:

As of June 30, 2010	Frontline Total	Mentor’s 50% Interest
Balance sheet data:
Assets:
Current assets	$10,509	$5,254
Property, plant, and equipment, net	208	104

Total assets	$10,717	$5,358

Liabilities:
Current liabilities	$1,624	$812
Other long-term liabilities	583	291

Total liabilities	$2,207	$1,103

	For the three months ended June 30, 2010		For the period from March 18, 2010 through June 30, 2010
	Frontline Total	Mentor’s 50% Interest	Frontline Total	Mentor’s 50% Interest
Operating results data:
Revenues:
System and software	$5,267	$2,634	$7,112	$3,556
Service and support	2,532	1,266	2,878	1,439

Total revenues	7,799	3,900	9,990	4,995

Cost of revenues:
System and software	53	27	71	36
Service and support	758	379	907	453

Total cost of revenues	811	406	978	489

Gross margin	6,988	3,494	9,012	4,506

Research and development	1,137	568	1,320	660
Marketing and selling	911	456	1,139	570
General and administration	170	85	195	97

Total operating expenses	2,218	1,109	2,654	1,327

Operating income	4,770	2,385	6,358	3,179
Interest income	38	19	59	30

Net income - as reported	4,808	2,404	6,417	3,209
Amortization of purchased technology and other identified intangible assets (1)	—	(1,242)	—	(1,863)

Equity in earnings of Frontline	$4,808	$1,162	$6,417	$1,346

(1)	Amount represents amortization of purchased technology and other identified intangible assets identified as part of the fair value of the Frontline investment. The purchased technology will be amortized over three years and other identified intangible assets will be amortized over three to four years. Other identified intangible assets include trade name and customer relationship intangibles.

(14)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Employee severance and related costs	$1,860	$1,599	$3,449	$5,627
Excess leased facility costs	28	865	502	824
Other costs	1,318	1,738	2,523	3,446

Total special charges	$3,206	$4,202	$6,474	$9,897

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses related to potential acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $3,449 for the six months ended July 31, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 56% of these costs were paid during the six months ended July 31, 2010. We expect to pay the remainder during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $502 for the six months ended July 31, 2010 were primarily due to the abandonment of leased facilities.

Other special charges for the six months ended July 31, 2010 included costs of $2,000 related to advisory fees, a recovery related to a casualty loss of $(566), and other costs of $669. Additionally, acquisition costs of $420 during the six months ended July 31, 2010 represent legal and other costs related to a potential acquisition.

Employee severance and related costs of $5,627 for the six months ended July 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $824 for the six months ended July 31, 2009 were primarily due to the abandonment of leased facilities.

Other special charges for the six months ended July 31, 2009 included costs of $2,350 related to advisory fees, charges of $507 related to a casualty loss, and other charges of $51. Additionally, acquisition costs of $538 during the six months ended July 31, 2009 represent legal and other costs related to a potential acquisition.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2010:

	Accrued special charges as of January 31, 2010	Charges during the six months ended July 31, 2010	Payments during the six months ended July 31, 2010	Accrued special charges as of July 31, 2010 (1)
Employee severence and related costs	$2,616	$3,449	$(3,650)	$2,415
Excess leased facility costs	4,110	502	(1,573)	3,039
Other costs	2,298	2,523	(2,734)	2,087

Total accrued special charges	$9,024	$6,474	$(7,957)	$7,541

(1)	Of the $7,541 total accrued special charges as of July 31, 2010, $1,286 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $6,255 represented the short-term portion of accrued special charges.

(15)	Other Expense, Net—Other expense, net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Interest income	$266	$251	$543	$655
Foreign currency exchange gain (loss)	73	(129)	(577)	(208)
Other, net	(353)	(478)	(1,121)	(705)

Other expense, net	$(14)	$(356)	$(1,155)	$(258)

(16)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. The following table shows revenue recognized from these customers:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenue from customers	$7,264	$9,216	$19,895	$17,445
Percentage of total revenue	3.9%	5.0%	5.4%	4.6%

(17)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Six months ended July 31,	2010	2009
Cash paid, net for:
Interest	$7,202	$7,471
Income taxes	$6,980	$7,513

During the six months ended July 31, 2010, we acquired the outstanding shares of Valor. Under the terms of the merger agreement, Valor shareholders received 5,621 shares of our common stock and cash of $32,715. The common stock issued to the former common shareholders of Valor had a fair value of $47,163, based on our closing price on March 18, 2010 of $8.39 per share. Additionally, under the merger agreement, we converted Valor’s outstanding stock options into options to purchase shares of our common stock, resulting in additional consideration of $7,025. Included in the net tangible assets acquired was cash of $27,110.

As part of the Valor acquisition, we acquired an investment in Frontline. During the six months ended July 31, 2010, we received returns on investment of $1,200 from Frontline which is included in net cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows.

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

We eliminate all intercompany revenues and expenses in computing Revenues, Operating loss, and Loss before income tax. The corporate component of Operating loss represents research and development, corporate marketing and selling, corporate general and administration, special charges, and equity in earnings of Frontline. Geographic information is as follows:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenues:
North America	$73,121	$88,475	$138,286	$162,939
Europe	48,888	53,153	91,465	95,663
Japan	20,161	15,293	51,829	49,933
Pacific Rim	45,764	25,700	86,931	67,861

Total revenues	$187,934	$182,621	$368,511	$376,396

Operating income (loss):
North America	$36,621	$49,591	$66,988	$90,513
Europe	27,243	31,804	49,577	52,670
Japan	9,908	6,437	30,856	30,340
Pacific Rim	36,936	16,314	70,261	49,928
Corporate	(121,199)	(115,643)	(243,167)	(241,094)

Total operating loss	$(10,491)	$(11,497)	$(25,485)	$(17,643)

Income (loss) before income tax:
North America	$32,199	$45,272	$57,417	$82,181
Europe	27,046	31,075	49,110	51,879
Japan	9,834	6,423	30,737	30,314
Pacific Rim	36,888	16,297	70,209	49,945
Corporate	(121,199)	(115,643)	(243,167)	(241,094)

Total loss before income tax	$(15,232)	$(16,576)	$(35,694)	$(26,775)

We supplementarily provide geographical information on an interim basis. Operating income (loss) and Income (loss) before income tax for the six months ended July 31, 2010, include the reclassification of certain costs between Japan, North America and Corporate as a correction of amounts reported in our April 30, 2010 Segment Reporting footnote in our April 30, 2010 Form 10-Q. The revised six month balances are consistent with the presentation of three months ended July 31, 2010. The correction did not affect the three and six months ended July 31, 2009.

For the three months ended July 31, 2010, one customer accounted for 10% of our Total revenues. For the six months ended July 31, 2010, no single customer accounted for 10% or more of our Total revenues. For the three months ended July 31, 2009, one customer accounted for 15% of our Total revenues. For the six months ended July 31, 2009, one customer accounted for 11% of our Total revenues.

As of	July 31, 2010	January 31, 2010
Property, plant, and equipment, net:
North America	$106,195	$97,373
Europe	19,161	18,887
Japan	1,722	1,341
Pacific Rim	3,585	4,194

Total property, plant, and equipment, net	$130,663	$121,795

Total assets:
North America	$735,873	$761,567
Europe	369,900	319,165
Japan	99,232	106,493
Pacific Rim	28,502	35,816

Total assets	$1,233,507	$1,223,041

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenues:
IC Design to Silicon	$61,701	$64,399	$122,453	$148,891
Integrated System Design	49,922	48,715	94,513	89,105
Scalable Verification	39,636	41,908	76,380	79,440
New & Emerging Products	20,682	15,522	44,304	35,306
Services & Other	15,993	12,077	30,861	23,654

Total revenues	$187,934	$182,621	$368,511	$376,396

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, numerical references are in millions, except for percentages and per share data.

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

We focus on products and design platforms where we have leading market share, enabling us to spend more effort to cause adoption of our technology in new applications, especially for new markets in which EDA companies have not participated. We believe this strategy leads to a more diversified product and customer mix and can help reduce the volatility of our business and our credit risk while increasing our potential for growth. System customers make up a much larger percentage of our business than that of most of our EDA competitors.

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

The semiconductor industry is particularly vulnerable in this economy as several of the largest companies lack the balance sheet strength that they have historically carried into recessions. Consistent with our revenue recognition policy, when individual customer credit worthiness declines to a level where we do not consider collectibility probable, we convert new transactions from up-front revenue recognition to cash-based revenue recognition and we may be required to modify the payment terms to meet the customer’s ability to pay. Our top ten accounts make up approximately 45% of our receivables, including both short and long-term balances and we have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our receivables.

Bad debt expense recorded in the first six months of fiscal 2011 was not material. However, we do have exposures within our receivables portfolio to some of the larger semiconductor companies with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness. In the first six months of fiscal 2011 and in the last six months of fiscal 2010, we noted an increase in software maintenance revenues.

Bookings during the first six months of fiscal 2011 decreased by approximately 5% compared to the first six months of fiscal 2010. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the six months ended July 31, 2010 accounted for approximately 45% of total system and software bookings compared to approximately 55% for the six months ended July 31, 2009. The number of new customers during the six months ended July 31, 2010, excluding PADS (our ready to use printed circuit board design tools) increased approximately 10% from the levels experienced during the six months ended July 31, 2009.

Product Developments

During the six months ended July 31, 2010, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products in the first half of fiscal 2011, including solutions acquired as a result of the Valor Computerized Systems, Ltd. (Valor) acquisition which target the printed circuit board manufacturing market. During the six months ended July 31, 2010, we did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets, long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2010.

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

We apply the Financial Accounting Standards Board (FASB) authoritative guidance in Accounting Standards Codification (ASC) 985 “Revenue Recognition – Software” to the sale of licenses of software products. Beginning February 1, 2010, we adopted FASB Accounting Standards Update (ASU) No. 2009-13 Revenue Recognition (Topic 605)- “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 Software (Topic 985)- “Certain Revenue Arrangements That Include Software Elements,” (together the ASUs). The adoption of the ASUs did not have a material impact to revenue in periods subsequent to adoption. However, it may result in recognition of revenue into periods earlier than that revenue would have been recognized prior to the adoption of the ASUs. We apply the authoritative guidance in Topic 605 applicable to multiple-element arrangements to the sale of our emulation hardware systems that contain software components and non-software components that function together to deliver the hardware’s essential functionality.

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

Multiple element arrangements involving hardware – Effective February 1, 2010, for multiple element arrangements involving our emulation hardware systems, we allocate revenue to each element based on the relative selling price of each deliverable. In order to meet the separation criteria to allocate revenue to each element we must determine the standalone selling price of each element using a hierarchy of evidence. The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. The vendor should consider market conditions as well as entity-specific factors when estimating a selling price.

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements based on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are not able to develop ESP for one or more elements or we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which could impact the timing of revenue recognition if not delivered together. We no longer apply the residual method for hardware arrangements.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
System and software revenues	$100.5	(3%)	$103.9	$197.9	(10%)	$219.3
System and software gross margin	$91.7	0%	$91.5	$181.6	(9%)	$199.0
Gross margin percent	91%		88%	92%		91%
Service and support revenues	$87.4	11%	$78.7	$170.6	9%	$157.1
Service and support gross margin	$64.7	11%	$58.2	$125.5	9%	$115.4
Gross margin percent	74%		74%	74%		73%
Total revenues	$187.9	3%	$182.6	$368.5	(2%)	$376.4
Total gross margin	$156.4	4%	$149.7	$307.1	(2%)	$314.4
Gross margin percent	83%		82%	83%		84%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
Upfront license revenues	$81.5	(6%)	$86.5	$152.9	(17%)	$184.1
Ratable license revenues	19.0	9%	17.4	45.0	28%	35.2

Total system and software revenues	$100.5	(3%)	$103.9	$197.9	(10%)	$219.3

We derive system and software revenue primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which typically represent over 50% of our system and software revenue, drive the majority of our period-to-period revenue variances. For these reasons, the timing of contract renewals is the primary driver of revenue changes from period to period.

Our top ten customers accounted for approximately 50% of total System and software revenues for the three months ended July 31, 2010 and approximately 40% for the six months ended July 31, 2010 compared to approximately 60% for the three and six months ended July 31, 2009.

The decrease in System and software revenues for the three and six months ended July 31, 2010 compared to the three and six months ended July 31, 2009 was primarily due to a decrease in revenues from our IC Design to Silicon products. Silicon foundries largely completed their purchases related to the adoption of 45nm production during calendar year 2009. The decrease was partially offset by increased relative contract values for renewal transactions during the quarter and year to date, and revenues from acquisitions completed in the six months ended July 31, 2010 and the second half of fiscal 2010.

For the three months ended July 31, 2010, one customer accounted for 10% of our Total revenues. For the six months ended July 31, 2010, no single customer accounted for 10% or more of Total revenues. For the three months ended July 31, 2009, one customer accounted for 15% of our Total revenues. For the six months ended July 31, 2009, one customer accounted for 11% of our Total revenues.

System and software gross margin percentage was higher for the three and six months ended July 31, 2010 compared to the three and six months ended July 31, 2009 primarily due to a change in product mix as a result of higher software product revenues mix within total System and software revenues. Software product revenues typically have higher margins compared to our hardware product revenues.

Amortization of purchased technology to System and software cost of revenues was $3.6 for the three months ended July 31, 2010 and $7.1 for the six months ended July 31, 2010 compared to $2.9 for the three months ended July 31, 2009 and $5.9 for the six months ended July 31, 2009. The increase in amortization for the three and six months ended July 31, 2010 was due to new purchased technology from acquisitions completed in the six months ended July 31, 2010 and the second half of fiscal 2010, partially offset by certain purchased technology being fully amortized during fiscal 2010.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure resulting in improved margins as revenue increases. Service and support revenues increased due to the impact of acquisitions completed in the six months ended July 31, 2010 and in fiscal 2010 by $4.4 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 and $7.5 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. Additionally, consulting and training revenues increased by $2.3 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 and $3.6 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009, primarily due to increased customer demands for services.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
North America	$73.1	(17%)	$88.5	$138.3	(15%)	$162.9
Europe	48.9	(8%)	53.1	91.5	(4%)	95.7
Japan	20.1	31%	15.3	51.8	4%	49.9
Pacific Rim	45.8	78%	25.7	86.9	28%	67.9

Total revenue	$187.9	3%	$182.6	$368.5	(2%)	$376.4

For the three and six months ended July 31, 2010, approximately one-third of European and almost all Japanese revenues were subject to exchange fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. Foreign currency had an overall favorable impact on Total revenues of approximately $1.0 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 and approximately $4.0 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009 primarily as a result of the strengthening Japanese yen against the U.S. dollar. Revenues in the Pacific Rim increased for the three and six months ended July 31, 2010 compared to the three and six months ended July 31, 2009, primarily due to the timing of contract renewals. For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
Research and development	$65.0	7%	$60.9	$129.1	5%	$123.1
Marketing and selling	74.7	5%	71.4	148.3	—	148.0
General and administration	23.2	6%	21.8	45.7	1%	45.2
Equity in earnings of Frontline	(1.1)	—	—	(1.3)	—	—
Amortization of intangible assets	1.9	(34%)	2.9	4.3	(26%)	5.8
Special charges	3.2	(24%)	4.2	6.5	(34%)	9.9

Total operating expenses	$166.9	4%	$161.2	$332.6	—	$332.0

Research and Development

Research and development expenses increased by $4.1 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, and $6.0 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Incremental expenses resulting from acquired businesses	$5.0	$8.2
Stock-based compensation	(1.3)	(2.3)
Outside services expenses	(0.5)	(1.5)
Other expenses	0.9	1.6

Total change in research and development expenses	$4.1	$6.0

Marketing and Selling

Marketing and selling expenses increased by $3.3 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, and $0.3 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Incremental expenses resulting from acquired businesses	$3.5	$5.1
Stock-based compensation	(1.1)	(1.4)
Salaries, variable compensation, and benefits expenses	(0.7)	(1.5)
Other expenses	1.6	(1.9)

Total change in marketing and selling expenses	$3.3	$0.3

General and Administration

General and administration expenses increased by $1.4 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, and $0.5 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(0.7)	$(1.1)
Incremental expenses resulting from acquired businesses	0.4	0.8
Other expenses	1.7	0.8

Total change in general and administration expenses	$1.4	$0.5

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. We experienced unfavorable currency movements in total operating expenses of approximately $1.0 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 and approximately $7.0 for the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The impact of these unfavorable currency movements is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

As required by U.S. GAAP, we use the equity method of accounting for our investment in Frontline which results in reporting our investment as one line within Other assets in the Condensed Consolidated Balance Sheet and our share of earnings as one line in the Condensed Consolidated Statement of Operations. Our fiscal year ends January 31st. Frontline’s fiscal year ends December 31st. We record our quarterly interest in the equity method earnings or losses of Frontline based on its quarterly reported results.

As discussed in Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements, we include our interest in the earnings or losses of Frontline as a component of Operating loss on our Condensed Consolidated Statement of Operations, due to our active participation in regular and periodic activities of Frontline such as budgeting, business planning, marketing, and direction of research and development projects.

The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended June 30, 2010 and for the period from March 18, 2010 through June 30, 2010:

As of June 30, 2010	Mentor’s 50% Interest
Total assets	$5.4
Total liabilities	$1.1

	For the three months ended June 30, 2010	For the period from March 18, 2010 through June 30, 2010
Revenues	$3.9	$5.0
Cost of revenues	0.4	0.5

Gross margin	3.5	4.5

Operating expense	1.1	1.3

Net income-as reported	2.4	3.2
Amortization of purchased technology and other identified intangible assets	1.2	1.9

Equity in earnings of Frontline	$1.2	$1.3

Amortization of Intangible Assets

For the three and six months ended July 31, 2010 compared to the three and six months ended July 31, 2009, the decrease in amortization of intangible assets was primarily due to certain intangible assets being fully amortized during fiscal 2010 and fiscal 2011, partly offset by new intangible assets from our completed acquisitions occurring during the six months ended July 31, 2010 and the second half of fiscal 2010.

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
Employee severance and related costs	$1.9	19%	$1.6	$3.5	(38%)	$5.6
Excess leased facility costs	—	(100%)	0.9	0.5	(38%)	0.8
Other costs	1.3	(24%)	1.7	2.5	(29%)	3.5

Total special charges	$3.2	(24%)	$4.2	$6.5	(34%)	$9.9

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $1.9 for the three months ended July 31, 2010 and $3.5 for the six months ended July 31, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 56% of the year to date costs were paid during the six months ended July 31, 2010. We expect to pay the remainder during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.5 for the six months ended July 31, 2010 were primarily due to the abandonment of leased facilities.

Other special charges for the three months ended July 31, 2010 included costs of $0.8 related to advisory fees and $0.5 in other charges. Other special charges for the six months ended July 31, 2010 included costs of $2.0 related to advisory fees and $0.5 in other charges.

Employee severance and related costs of $1.6 for the three months ended July 31, 2009 and $5.6 for the six months ended July 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which were individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.8 for the six months ended July 31, 2009 were primarily due to the abandonment of leased facilities.

Other special charges for the three months ended July 31, 2009 included costs of $1.2 related to advisory fees and other charges of $0.5. Other special charges for the six months ended July 31, 2009 included costs of $2.4 related to advisory fees and other charges of $1.1.

Other Expense, Net

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
Interest income	$0.3	50%	$0.2	$0.5	(17%)	$0.6
Foreign currency exchange gain (loss)	0.1	200%	(0.1)	(0.6)	(200%)	(0.2)
Other, net	(0.4)	20%	(0.5)	(1.1)	(57%)	(0.7)

Other expense, net	$—	100%	$(0.4)	$(1.2)	(300%)	$(0.3)

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2010	Change	2009	2010	Change	2009
Income tax expense (benefit)	$(1.0)	(121%)	$4.7	$1.6	(78%)	$7.4

Generally, the provision for income taxes is the result of the mix of profit and loss earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires that on a quarterly basis we evaluate our provision for income tax expense (benefit) in the U.S. and foreign jurisdictions, based on our projected results of operations for the full year and record an adjustment in the current quarter.

For fiscal 2011, we anticipate net losses in the U.S. but a net profit in foreign jurisdictions. Any tax benefit in the U.S. will generally be offset by an increase in the valuation allowance on U.S. deferred tax assets. For the six months ended July 31, 2010, our effective tax rate was (4)%, inclusive of $1.9 of favorable period specific items. For fiscal 2011, we project a 35% effective tax rate, with the inclusion of period specific items. This rate, which is consistent with the U.S. federal statutory rate of 35%, considers:

•	Lower tax rates in the foreign jurisdiction where we have operations, offset by:

•	Projected U.S. losses for which no tax benefit will be recognized;

•	Non-deductible employee equity plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

Our full year rate may differ significantly from our current projections.

We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside of the U.S. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards, research and development credits and foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable. To the extent that the earnings of our foreign subsidiaries are not treated as permanently reinvested, which includes earnings of certain countries, we have considered the impact in our provision.

We determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of our assets and liabilities. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the “more likely than not” standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of our deferred tax assets on a periodic basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations for the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the tax years that remain open are fiscal year 2006 and forward.

We have reserves for potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our current tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly, and as circumstances warrant, and adjust the reserves as events occur which increase our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to our tax filing positions. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings on our revolving credit facility.

As of July 31, 2010, we had cash and cash equivalents of $89.3. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

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

Six months ended July 31,	2010	2009
Cash provided by operating activities	$14.8	$19.2
Cash used in investing activities	$(29.4)	$(16.1)
Cash provided by (used in) financing activities	$4.3	$(20.1)

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

Trade Accounts and Term Receivables

As of	July 31, 2010	January 31, 2010
Trade accounts receivable, net	$271.5	$289.8
Term receivables, long-term	$126.0	$164.9
Average days sales outstanding in short-term receivables	130 days	110 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	42 days	42 days

The increase in the average days sales outstanding in short-term receivables for the three months ended July 31, 2010 compared to the three months ended January 31, 2010 was due to a decrease in revenue in the second quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. The decrease in Trade accounts receivable, net as of July 31, 2010 compared to January 31, 2010 was also due to decreased revenue.

The current portion of term receivables was $182.9 as of July 31, 2010 and $178.9 as of January 31, 2010. The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services, although the impact of current economic conditions on our customers could affect this performance. The decrease in total term receivables from $343.8 as of January 31, 2010 to $308.9 as of July 31, 2010 was primarily a result of a decrease in term deals recorded during the second quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $26.2 for the six months ended July 31, 2010 compared to $17.3 for the six months ended July 31, 2009. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivable for the remainder of fiscal 2011.

Accrued Payroll and Related Liabilities

As of	July 31, 2010	January 31, 2010
Accrued payroll and related liabilities	$50.0	$77.0

The decrease in Accrued payroll and related liabilities as of July 31, 2010 compared to January 31, 2010 was primarily due to incentive payments made during the first half of fiscal 2011 on fiscal 2010 year-end accruals. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in bonus accruals at year end which result from a year-to-date true-up of amounts based on the full year achievement of results.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2010 primarily consisted of cash paid for capital expenditures and acquisitions of businesses, net of cash acquired, and equity interests.

Expenditures for property, plant, and equipment increased to $18.5 for the six months ended July 31, 2010 compared to $11.0 for the six months ended July 31, 2009. The expenditures for property, plant, and equipment for the six months ended July 31, 2010 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2011 to be approximately $64.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

During the six months ended July 31, 2010, we acquired Valor through the issuance of common stock of $47.2 and cash consideration of $5.6, net of cash received of $27.1. We plan to finance future business acquisitions through a combination of cash and common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on the revolving credit facility.

Financing Activities

For the six months ended July 31, 2010, cash provided by financing activities consisted primarily of $20.0 in proceeds from a term loan incurred to refinance the January 2010 purchase of office buildings in Fremont, California and proceeds from the issuance of common stock of $14.4. These proceeds were partially offset by net repayments of $20.0 on our revolving line of credit and repayments of short-term borrowings of $8.9. Additional discussion regarding the term loan is presented in the section below.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

Interest on the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 9.8 shares as of July 31, 2010. Upon conversion, in lieu of shares of our common stock, for each one thousand dollar principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) one thousand dollars or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds one thousand dollars, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the six months ended July 31, 2010, we did not repurchase any 6.25% Debentures.

In July 2010, we issued $11.5 in aggregate principal amount of the 6.25% Debentures, plus a nominal cash amount, in exchange for $11.5 in aggregate principal amount of the Floating Rate Debentures. The terms of the new 6.25% Debentures issued in this transaction are substantially the same as the terms of our existing 6.25% Debentures. We recorded a loss on the extinguishment of debt of $0.3 during the three months ended July 31, 2010 for cash paid to debt holders in connection with this transaction.

As of July 31, 2010, a principal amount of $176.5 is outstanding, including the debentures issued in the exchange.

Floating Rate Debentures due 2023

Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 1.95% for the six months ended July 31, 2010. The Floating Rate Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $23.40 per share for a total of 0.9 shares as of July 31, 2010.

As noted above, we exchanged $11.5 in aggregate principal amount of the Floating Rate Debentures during the three months ended July 31, 2010, resulting in $20.8 of the Floating Rate Debentures outstanding as of July 31, 2010.

The conversion price may be adjusted based on certain future transactions, such as stock splits or stock dividends. As of August 6, 2010, we may redeem some or all of the Floating Rate Debentures for cash at face value. The holders, at their option, may redeem some or all of the Floating Rate Debentures for cash on August 6, 2010, 2013, or 2018. As such, we have classified the entire $20.8 of Floating Rate Debentures as short-term in our Condensed Consolidated Balance Sheet as of July 31, 2010. On August 6, 2010, substantially all of the holders chose to redeem $20.7 of the Floating Rate Debentures for cash. We retired this obligation utilizing cash on hand as of August 6, 2010. Following this redemption, a nominal principal balance on the Floating Rate Debentures remains outstanding.

Term Loan due 2013

In April 2010, we entered into a three-year term loan (Term Loan) to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $0.5 and interest payments are payable quarterly in February, May, August, and November. The remaining principal balance is payable in April 2013. We have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under the Term Loan will vary with market interest rates. Additionally, the Term Loan requires us to have a minimum cash and cash equivalent balance as of the last day of the quarter. If we were to fail to comply with this covenant and did not obtain a waiver from our lenders, we would be in default under the Term Loan and our lenders could terminate the loan and demand immediate repayment of the outstanding loan. The Term Loan is collateralized by our Wilsonville, Oregon campus which includes land, buildings, and improvements with a carrying value of approximately $40. This amount is reported in our Condensed Consolidated Balance Sheet within Property, plant, and equipment, net.

During the six months ended July 31, 2010, we repaid $0.5 on the Term Loan and a principal balance of $19.5 remains outstanding. The effective interest rate was 4.91% for the six months ended July 31, 2010.

For further information on the 6.25% Debentures, the Floating Rate Debentures, and the Term Loan, see Note 7. “Notes Payable” in Part I, Item 1. “Financial Statements.”

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

We borrowed $30.0 against the revolving credit facility and repaid $50.0 during the six months ended July 31, 2010. As of July 31, 2010, we had no balance outstanding against the revolving credit facility. The interest rate was 3.25% as of July 31, 2010.

The revolving credit facility terminates June 1, 2011. We plan to renew the revolving credit facility prior to the expiration date.

On August 23, 2010, we borrowed $10.0 against the revolving credit facility.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2011

We expect revenues for the third quarter of fiscal 2011 to be approximately $220.0 with earnings per share for the same period of approximately $0.08 per diluted share. For the full fiscal year 2011, we expect revenues of approximately $880.0 with earnings per share of $0.20 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2010. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$21.8	0.07%

We had convertible subordinated debentures with a principal balance of $176.5 million outstanding with a fixed interest rate of 6.25% as of July 31, 2010 compared to a principal balance of $165.0 as of July 31, 2009. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

We had floating rate convertible subordinated debentures with a principal balance of $20.8 million outstanding as of July 31, 2010 compared to a principal balance of $32.3 as of July 31, 2009. The floating rate convertible subordinated debenture has a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 1.95% for the six months ended July 31, 2010 and 2.82% for the six months ended July 31, 2009. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

As of July 31, 2010, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $100.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of July 31, 2010 and 2009, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

In April 2010, we entered into a three-year term loan. Under this term loan, we have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this term loan will vary with market interest rates. The term loan contains a covenant requiring the maintenance of minimum cash and cash equivalent balance. As of July 31, 2010, we had $19.5 million outstanding against this term loan. The effective interest rate was 4.91% for the six months ended July 31, 2010. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

We had other short-term borrowings of $4.6 million outstanding as of July 31, 2010 and $4.2 million as of July 31, 2009 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates as of July 31, 2010 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.4 million.

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

As of	July 31, 2010		January 31, 2010
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$47.1	88.26	$29.6	90.67
Euro	27.4	0.77	77.2	0.69
Swedish krona	20.5	7.32	14.2	7.04
British pound	15.6	0.66	21.2	0.61
Indian rupee	13.3	46.97	8.3	45.68
Taiwan dollar	9.0	32.04	7.7	31.70
Canadian dollar	8.5	1.05	6.5	1.03
Other (1)	14.6	—	17.9	—

Total forward contracts	$156.0		$182.6

(1) Other includes 10 currencies which are the Korean won, Swiss franc, Hungarian forint, Danish kroner, Russian ruble, Norwegian kroner, Chinese yuan, Israeli shekel, Polish zloty, and Singapore dollar.

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

The forward-looking statements contained under “Outlook for Fiscal 2011” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2011,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States (U.S.) and international economies may harm our business.

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The global economy continues to be weak, with continuing uncertainty in the credit markets and banking systems, reduced capital spending, and significant job losses. This volatility and uncertainty about future economic conditions could adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. We cannot predict the duration of the global economic downturn or the timing or extent of any subsequent recovery.

Our forecasts of our revenues and earnings outlook may be inaccurate.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable terms. This may result in failure to agree to terms within the fiscal quarter and cause revenue to slip into a subsequent quarter.

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

We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with numerous smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally. Some large customers may also develop internal tools, thereby reducing demand for our products.

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

We do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S.

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

Oregon law and our shareholder rights plan may have anti-takeover effects.

The Oregon Control Share Act and the Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the Board of Directors. In June 2010, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The provisions of the Oregon Control Share Act and the Business Combination Act and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

We have a substantial level of indebtedness.

As of July 31, 2010, we had $227.0 million of outstanding indebtedness, which includes $20.8 million of Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023, $176.5 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, $19.5 million under a term loan, $8.9 million in short-term borrowings, and $1.3 million in other notes payable. This level of indebtedness among other things could:

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

All of the factors discussed in this “Risk Factors” section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements, or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings, and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Item 6.	Exhibits

3.A	1987 Restated Articles of Incorporation, as amended.

10.A	Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of restricted stock units granted to executive officers under our 2010 Omnibus Incentive Plan.

10.B	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to non-employee directors under our 2010 Omnibus Incentive Plan.

10.C	Form of Stock Option Agreement for grants of stock options to non-employee directors under our 2010 Omnibus Incentive Plan.

10.D	Form of Deferral Agreement and Distribution Election related to non-employee director July 1, 2010 restricted stock unit awards.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2010	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer