Form 10-Q/A
period 2010-07-31
MENTOR GRAPHICS CORP
filed 2010-09-17
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Mentor Graphics Corporation is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (SEC) on September 8, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.	Exhibits

3.A	1987 Restated Articles of Incorporation, as amended.*

10.A	Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of restricted stock units granted to executive officers under our 2010 Omnibus Incentive Plan.*

10.B	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to non-employee directors under our 2010 Omnibus Incentive Plan.*

10.C	Form of Stock Option Agreement for grants of stock options to non-employee directors under our 2010 Omnibus Incentive Plan.*

10.D	Form of Deferral Agreement and Distribution Election related to non-employee director July 1, 2010 restricted stock unit awards.*

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as Exhibit to our Form 10-Q filed with the SEC on September 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 17, 2010	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer