Form 10-Q
period 2010-10-31
MENTOR GRAPHICS CORP
filed 2010-12-07
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Number of shares of common stock, no par value, outstanding as of December 3, 2010: 109,672,191

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended October 31,	2010	2009
In thousands, except per share data
Revenues:
System and software	$148,101	$106,344
Service and support	90,836	82,852

Total revenues	238,937	189,196

Cost of revenues:
System and software	11,218	2,966
Service and support	24,445	21,414
Amortization of purchased technology	3,299	3,089

Total cost of revenues	38,962	27,469

Gross margin	199,975	161,727

Operating expenses:
Research and development	70,727	64,293
Marketing and selling	82,603	73,093
General and administration	23,396	22,820
Equity in earnings of Frontline	(415)	—
Amortization of intangible assets	1,445	2,796
Special charges	1,578	5,993

Total operating expenses	179,334	168,995

Operating income (loss)	20,641	(7,268)
Other expense, net	(206)	(1,004)
Interest expense	(4,324)	(4,385)

Income (loss) before income tax	16,111	(12,657)
Income tax expense	854	14,377

Net income (loss)	$15,257	$(27,034)

Net income (loss) per share:
Basic	$0.14	$(0.28)

Diluted	$0.14	$(0.28)

Weighted average number of shares outstanding:
Basic	109,364	97,854

Diluted	112,139	97,854

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Nine months ended October 31,	2010	2009
In thousands, except per share data
Revenues:
System and software	$346,042	$325,646
Service and support	261,406	239,946

Total revenues	607,448	565,592

Cost of revenues:
System and software	20,409	17,366
Service and support	69,511	63,135
Amortization of purchased technology	10,428	8,965

Total cost of revenues	100,348	89,466

Gross margin	507,100	476,126

Operating expenses:
Research and development	199,904	187,427
Marketing and selling	230,889	221,124
General and administration	69,118	68,042
Equity in earnings of Frontline	(1,761)	—
Amortization of intangible assets	5,742	8,554
Special charges	8,052	15,890

Total operating expenses	511,944	501,037

Operating loss	(4,844)	(24,911)
Other expense, net	(1,361)	(1,262)
Interest expense	(13,378)	(13,259)

Loss before income tax	(19,583)	(39,432)
Income tax expense	2,432	21,824

Net loss	$(22,015)	$(61,256)

Net loss per share:
Basic	$(0.21)	$(0.64)

Diluted	$(0.21)	$(0.64)

Weighted average number of shares outstanding:
Basic	106,942	95,636

Diluted	106,942	95,636

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	October 31, 2010	January 31, 2010
In thousands
Assets
Current assets:
Cash and cash equivalents	$64,287	$99,340
Short-term investments	3	3
Trade accounts receivable, net of allowance for doubtful accounts of $3,344 as of October 31, 2010 and $3,607 as of January 31, 2010	300,334	289,750
Other receivables	12,935	10,186
Inventory	6,215	3,630
Prepaid expenses and other	19,792	15,813
Deferred income taxes	11,321	11,891

Total current assets	414,887	430,613
Property, plant, and equipment, net of accumulated depreciation of $257,940 as of October 31, 2010 and $252,269 as of January 31, 2010	138,689	121,795
Term receivables	144,725	164,898
Goodwill	497,288	458,313
Intangible assets, net of accumulated amortizaton of $151,533 as of October 31, 2010 and $135,363 as of January 31, 2010	29,847	26,029
Deferred income taxes	5,487	7,047
Other assets	43,471	14,346

Total assets	$1,274,394	$1,223,041

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,669	$37,874
Current portion of notes payable	2,000	32,272
Accounts payable	17,364	9,985
Income taxes payable	8,316	3,971
Accrued payroll and related liabilities	71,284	77,008
Accrued liabilities	37,330	44,122
Deferred revenue	139,282	153,965

Total current liabilities	287,245	359,197
Notes payable	207,078	156,075
Deferred revenue	9,370	9,534
Income tax liability	40,050	36,791
Other long-term liabilities	21,375	21,427

Total liabilities	565,118	583,024

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2010 and 200,000 shares authorized as of January 31, 2010; 109,471 shares issued and outstanding as of October 31, 2010 and 100,478 issued and outstanding as of January 31, 2010	749,211	662,595
Accumulated deficit	(70,757)	(48,742)
Accumulated other comprehensive income	30,822	26,164

Total stockholders’ equity	709,276	640,017

Total liabilities and stockholders’ equity	$1,274,394	$1,223,041

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended October 31,	2010	2009
In thousands
Operating Cash Flows:
Net loss	(22,015)	$(61,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	23,169	23,626
Amortization	19,872	21,600
Impairment of cost-basis investments	—	113
Equity in (income) losses of unconsolidated entities, net of dividends received	1,110	738
Gain on debt extinguishment	—	(380)
Stock-based compensation	16,591	20,976
Deferred income taxes	(3,462)	(454)
Changes in other long-term liabilities	(3,120)	(5,565)
Other	252	231
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	541	56,392
Prepaid expenses and other	(2,439)	24,785
Term receivables, long-term	18,596	11,369
Accounts payable and accrued liabilities	(19,811)	(21,212)
Income taxes receivable and payable	(1,332)	4,439
Deferred revenue	(20,857)	(42,448)

Net cash provided by operating activities	7,095	32,954

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	—	1,990
Increase in restricted cash	(999)	—
Purchases of property, plant, and equipment	(36,769)	(17,951)
Acquisitions of businesses and equity interests, net of cash acquired	(13,204)	(3,940)

Net cash used in investing activities	(50,972)	(19,901)

Financing Cash Flows:
Proceeds from issuance of common stock	15,632	10,310
Net decrease in short-term borrowings	(6,247)	(9,121)
Debt and equity issuance costs	(971)	(515)
Proceeds from notes payable and revolving credit facility	80,225	—
Repayments of notes payable and revolving credit facility	(81,763)	(23,450)

Net cash provided by (used in) financing activities	6,876	(22,776)

Effect of exchange rate changes on cash and cash equivalents	1,948	732

Net change in cash and cash equivalents	(35,053)	(8,991)
Cash and cash equivalents at the beginning of the period	99,340	93,642

Cash and cash equivalents at the end of the period	$64,287	$84,651

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

We actively participate in regular and periodic activities with respect to Frontline such as budgeting, business planning, marketing, and direction of research and development projects. Accordingly, we have included our interest in the earnings of Frontline as a component of Operating income (loss).

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

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial liabilities required to be carried at fair value on a recurring basis as of October 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(675)	$—	$(675)	$—
Contingent consideration	(1,291)	—	—	(1,291)

Total	$(1,966)	$—	$(675)	$(1,291)

The following table presents information about financial liabilities required to be carried at fair value on a recurring basis as of January 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(4,619)	$—	$(4,619)	$—
Contingent consideration	(1,822)	—	—	(1,822)

Total	$(6,441)	$—	$(4,619)	$(1,822)

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

We recognize changes in fair value for foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities in Other expense, net, in our Condensed Consolidated Statement of Operations. The fair value of foreign currency exchange contracts is included in Accrued liabilities on our Condensed Consolidated Balance Sheet. See further discussion in Note 5. “Derivative Instruments and Hedging Activities.”

In connection with a fiscal 2010 acquisition, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangement discounted at a rate of 16% and have included the balance in Other long-term liabilities on our Condensed Consolidated Balance Sheet. During the nine months ended October 31, 2010, we recorded a decrease in our liability for contingent consideration resulting in a gain of $533 in Special charges in our Condensed Consolidated Statement of Operations. The change in the liability was due to a change in the timing of a future product release.

The following table summarizes Level 3 activity:

Balance as of January 31, 2010	$1,822
Change in estimate	(533)
Interest expense	2

Balance as of October 31, 2010	$1,291

The carrying amounts of cash equivalents, Short-term investments, Trade accounts receivable, net, Term receivables, Accounts payable, and Accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

The following table summarizes the fair value and carrying value of Notes payable:

As of	October 31, 2010	January 31, 2010
Fair value of Notes payable	$223,625	$192,321
Carrying value of Notes payable	$209,078	$188,347

We based the fair value of Notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of Notes payable, $2,000 as of October 31, 2010 and $32,272 as of January 31, 2010, was classified as current on our Condensed Consolidated Balance Sheets. The carrying amount of Short-term borrowings of $11,669 as of October 31, 2010 and $37,874 as of January 31, 2010 approximates fair value because of the short-term nature of the instruments.

(4)	Business Combinations—For each acquisition, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

Acquisitions during the nine months ended October 31, 2010

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Valor	$86,903	$47,497	$18,600	$(11,636)	$32,442
Other	6,550	22	1,480	—	5,048

Total	$93,453	$47,519	$20,080	$(11,636)	$37,490

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

As part of our acquisition accounting for Valor, we have recognized provisional amounts for the fair value of certain assets acquired and liabilities assumed. During the quarter ended October 31, 2010, we adjusted certain deferred tax liabilities and liabilities associated with uncertain tax provisions assumed in the Valor acquisition, resulting in an increase in goodwill of approximately $4,200. We are continuing to review these matters during the measurement period, and if we obtain new information about the facts and circumstances that existed at the acquisition date that identifies adjustments to the initially recorded balances, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts.

Other acquisitions for the nine months ended October 31, 2010 consisted of two privately-held companies, which were not material individually or in the aggregate. Both of these acquisitions included an upfront payment which was treated as consideration for the business combination. In addition, one of the acquisitions called for potential future payments, which were not considered contingent consideration and will be expensed as incurred if and when specific milestones are achieved.

Acquisitions during the nine months ended October 31, 2009

Acquisition	Total Consideration Transferred	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
LogicVision, Inc.	$15,352	$1,151	$7,470	$—	$6,731
Other	5,000	424	1,710	(553)	3,419

	$20,352	$1,575	$9,180	$(553)	$10,150

On August 18, 2009, we acquired all of the outstanding common shares of LogicVision, Inc. (LogicVision), a test and yield learning company in the semiconductor design-for-test sector. The acquisition was an investment aimed at extending our product offerings within the electronic design automation industry. Under the terms of the purchase agreement, LogicVision shareholders received 0.2006 of a share of our common stock for each LogicVision common share. Accordingly, we issued 1,903 shares of our common stock to the former common shareholders of LogicVision, resulting in consideration transferred for the common stock of $14,289, at our closing price on August 18, 2009 of $7.51 per share. The purchase agreement also required that we exchange our stock options for LogicVision’s outstanding stock options resulting in additional consideration of $1,063, representing the fair value of stock options issued that are attributable to the pre-combination service period. The identified intangible assets acquired consisted of purchase technology of $5,260 and other intangibles of $2,210. The goodwill created by the transaction is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations, future technologies, and the knowledge and experience of the acquired workforce.

Other acquisitions for the nine months ended October 31, 2009 consisted of two privately held companies, which were not material individually or in the aggregate. Both of these acquisitions included an upfront payment which was treated as consideration for the business combination. In addition, each acquisition called for potential future payments, which were not considered contingent consideration and will be expensed as incurred if and when specific milestones are achieved.

The separate results of operations for the acquisitions during the nine months ended October 31, 2010 and 2009 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

(5)	Derivative Instruments and Hedging Activities—We are exposed to fluctuations in foreign currency exchange rates. To manage the volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures are the Japanese yen, where we are in a long position, and the euro and the British pound, where we are in a short position. Most large European revenue contracts are denominated and paid to us in U.S. dollars while our European expenses, including substantial research and development operations, are paid in local currencies causing a short position in the euro and the British pound. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposures remain.

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of less than one year which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs. During the nine months ended October 31, 2010, we entered into 988 new foreign currency forward contracts, of which 34 contracts with a total gross notional value of $162,051 remain outstanding as of October 31, 2010.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of Accumulated other comprehensive income in Stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the Condensed Consolidated Statement of Operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to Other expense, net in the Condensed Consolidated Statement of Operations. We noted no such instance during the nine months ended October 31, 2010 or 2009.

The fair values and balance sheet presentation of our derivative instruments as of October 31, 2010 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Accrued liabilities	$1,738	$(1,909)
Derivatives not designated as hedging instruments:
Non-designated forwards	Accrued liabilities	171	(675)

Total derivatives		$1,909	$(2,584)

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2010 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Accrued liabilities	$91	$(1,867)
Derivatives not designated as hedging instruments:
Non-designated forwards	Accrued liabilities	159	(3,002)

Total derivatives		$250	$(4,869)

We had foreign currency exchange contracts outstanding with a gross notional value of $176,982 as of October 31, 2010 and $182,572 as of January 31, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

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

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the nine months ended October 31, 2010 is as follows:

Derivatives Designated as Hedging Instruments	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$(3,117)	Revenues	$(657)	Other expense, net	$46
		Operating expenses	(4,079)

Total	$(3,117)		$(4,736)		$46

The gain on cash flow forwards of $46 recognized in Other expense, net for the nine months ended October 31, 2010 was related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the nine months ended October 31, 2009 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$5,832	Revenues	$(2,009)	Other expense, net	$152
		Operating expenses	1,312
Cash flow options	13	Revenues	(311)	Other expense, net	(5)
		Operating expenses	(841)

Total	$5,845		$(1,849)		$147

Included in the gain on cash flow forwards of $152 recognized in Other expense, net for the nine months ended October 31, 2009 was a gain of $149 related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in Accumulated other comprehensive income, before tax effect, was $175 as of October 31, 2010 and $1,794 as of January 31, 2010. The hedge balance in Accumulated other comprehensive income, after tax effect was $396 as of October 31, 2010 and $1,587 as of January 31, 2010. The balance represents a net unrealized loss on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer this amount to the Condensed Consolidated Statement of Operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in Accumulated other comprehensive income to be reclassified to the Condensed Consolidated Statement of Operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income for the nine months ended October 31, 2010 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other expense, net	$1,125

The effect of derivative instruments not designated as hedging instruments on income for the nine months ended October 31, 2009 is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount
Non-designated forwards	Other expense, net	$9,529

(6)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	October 31, 2010	January 31, 2010
Senior revolving credit facility	$—	$20,000
Collections of previously sold accounts receivable	6,725	13,388
Other borrowings	4,944	4,486

Short-term borrowings	$11,669	$37,874

We have a syndicated, senior, unsecured, four-year revolving credit facility that terminates June 1, 2011. In April 2010, we amended the revolving credit facility to reduce the maximum borrowing capacity from $140,000 to $100,000 and retained an option to increase the maximum borrowing capacity by $30,000. Under this revolving credit facility, we have the option to pay interest based on: (i) London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant. We paid commitment fees of $61 for the three months ended October 31, 2010 and $185 for the nine months ended October 31, 2010 compared to $112 for the three months ended October 31, 2009 and $296 for the nine months ended October 31, 2009. This revolving credit facility contains certain financial and other covenants, including the following:

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

We were in compliance with all financial covenants as of October 31, 2010. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

During the nine months ended October 31, 2010, we borrowed $40,000 against the revolving credit facility and repaid $60,000. As of October 31, 2010, we had no balance outstanding against this revolving credit facility, compared to an outstanding balance of $20,000 as of January 31, 2010.

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

(7)	Notes Payable—Notes payable consist of the following:

As of	October 31, 2010	January 31, 2010
6.25% Debentures due 2026, issued 2006	$157,065	$154,832
6.25% Debentures due 2026, issued fiscal 2011	31,727	—
Floating Rate Debentures due 2023	—	32,272
Term Loan due 2013	19,000	—
Other	1,286	1,243

Notes payable	209,078	188,347
Floating Rate Debentures due 2023, current portion	—	(32,272)
Term Loan due 2013, current portion	(2,000)	—

Notes payable, long-term	$207,078	$156,075

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures is payable semi-annually in March and September.

The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 6.25% Debentures, issued 2006, are as follows:

As of	October 31, 2010	January 31, 2010
Principal amount	$165,000	$165,000
Unamortized debt discount	(7,935)	(10,168)

Net carrying amount of the liability component	$157,065	$154,832

Equity component	$21,766	$21,766

The unamortized debt discount will be amortized to interest expense using the effective interest method through February 2013.

We recognized the following amounts in Interest expense in the Condensed Consolidated Statements of Operations related to the 6.25% Debentures, issued 2006:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Interest expense at the contractual interest rate	$2,578	$2,578	$7,744	$7,734
Amortization of debt discount	760	698	2,233	2,051

The effective interest rate on the 6.25% Debentures, issued 2006, was 8.60% for the nine months ended October 31, 2010 and 2009.

In July 2010, we issued $11,509 in aggregate principal amount of the 6.25% Debentures, plus a nominal cash amount, in exchange for $11,509 in aggregate principal of the Floating Rate Debentures. In accordance with the FASB guidance in ASC 470-50, “Debt – Modification and Extinguishment,” the exchange was treated as the extinguishment of the original debt and the issuance of new debt. The terms of the new 6.25% Debentures issued in this transaction are substantially the same as the terms of our existing 6.25% Debentures. We recorded a loss on the extinguishment of debt of $345 during the nine months ended October 31, 2010 for cash paid to debt holders in connection with this transaction. This loss was included in Interest expense in our Condensed Consolidated Statement of Operations.

In October 2010, we issued $20,000 of 6.25% Convertible Subordinated Debentures due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. The terms of the new 6.25% Debentures issued in this transaction are substantially the same as the terms of our existing 6.25% Debentures. We received $20,225 in cash upon issuance of the debentures.

The principal amount, unamortized premium, and net carrying amount of the 6.25% Debentures, issued fiscal 2011, are as follows:

As of	October 31, 2010	January 31, 2010
Principal amount	$31,509	$—
Unamortized debt premium	218	—

Net carrying amount of the liability component	$31,727	$—

No equity component was recorded for 6.25% Debentures, issued fiscal 2011, as the conversion feature was deemed to be non-beneficial when the debt was issued.

The unamortized debt premium will be amortized to interest expense using the effective interest method through February 2013.

The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 10,937 shares as of October 31, 2010. These circumstances include:

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

Upon conversion, in lieu of shares of our common stock, for each $1 principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) $1 or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds $1, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. The 6.25% Debentures rank pari passu with the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the nine months ended October 31, 2010, we did not repurchase any 6.25% Debentures.

Floating Rate Debentures due 2023: In August 2003, we issued $110,000 of Floating Rate Debentures in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the Floating Rate Debentures is payable quarterly in February, May, August, and November at a variable interest rate equal to 3-month LIBOR plus 1.65%. The effective interest rate was 1.95% for the nine months ended October 31, 2010 and 2.60% for the nine months ended October 31, 2009. We retired the remaining obligation of $20,763 during the three months ended October 31, 2010 utilizing cash on hand.

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

During the nine months ended October 31, 2010, we repaid $1,000 on the Term Loan and the principal amount of $19,000 remains outstanding. The effective interest rate was 4.90% for the nine months ended October 31, 2010.

Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 3.875% and is due in full along with all accrued interest on November 17, 2012.

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

Income Taxes

As of October 31, 2010, we had a liability of $44,040 for income taxes associated with uncertain income tax positions; $3,990 of which was classified as short-term liabilities in our Condensed Consolidated Balance Sheet, as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $40,050 of income tax associated with uncertain tax position was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and service agreements generally include a limited indemnification provision for claims from third parties relating to intellectual property we license to customers. The indemnification is generally limited to the amount paid by the customer or a set cap. As of October 31, 2010, we were not aware of any material liabilities arising from these indemnification obligations.

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

Stock Option Plans and Stock Plans

On July 1, 2010, our shareholders approved the 2010 Omnibus Incentive Plan (Incentive Plan) which replaces our prior 1982 Stock Option Plan, Nonqualified Stock Option Plan, 1986 Stock Plan, and 1987 Non-Employee Directors’ Stock Plan. The Incentive Plan is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. The implementation of the Incentive Plan did not modify the terms of any awards granted under prior plans.

Stock options under the Incentive Plan are generally expected to vest over four years, have an expiration date of ten years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant.

As of October 31, 2010, a total of 8,920 shares of common stock were available for future grant under the above Incentive Plan.

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

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance as of January 31, 2010	18,982	$12.98
Granted	508	$10.14
Assumed in acquisition	2,160	$5.05
Exercised	(1,088)	$4.92
Forfeited	(66)	$7.41
Expired	(1,085)	$16.83
Exchanged	(6,945)	$16.77

Balance as of October 31, 2010	12,466	$16.70

The following table summarizes activity involving restricted stock, including restricted stock units:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested as of January 31, 2010	226	$9.46
Granted	1,955	$9.57
Released	(11)	$12.62
Cancelled	(18)	$8.04

Nonvested as of October 31, 2010	2,152	$9.56

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. Prior to July 1, 2010, the ESPPs generally provided for overlapping two-year offerings commencing on January 1 and July 1 of each year with purchases every six months during those offering periods. On July 1, 2010, the ESPPs were amended. Beginning July 1, 2010, the ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. Offerings in process as of July 1, 2010 with two year terms extending beyond that date were replaced by the six month offering beginning on July 1, 2010. There was no incremental value associated with the replacement of unexpired ESPP purchase rights. As of October 31, 2010, 5,112 shares remain available for future purchase under the ESPPs.

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

In determining expected volatility for purchase rights under our ESPP, we use the historical volatility of our shares of common stock. Prior to the July 1, 2010 offering, we based the expected term of our ESPP on the average term of the series of offerings. Beginning with the July 1, 2010 offering, the expected term will be the 6 month offering period. We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of restricted stock units is the market value as of the grant date.

Using the Black-Scholes option-pricing model, the weighted average grant date fair values are summarized as follows:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Options granted	$5.04	$4.05	$5.02	$3.58
Restricted stock units granted	$10.35	$—	$9.57	$5.14
ESPP purchase rights	$2.21	$2.75	$2.11	$2.86

The fair value calculations used the following assumptions:

	Three months ended October 31,		Nine months ended October 31,
Stock Option Plans	2010	2009	2010	2009
Risk-free interest rate	1.4%	2.4%	1.4% - 2.6%	2.3% - 3.1%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	5.5 - 6.25	5.0	5.5 - 6.50	5.0 - 6.5
Volatility (range)	50%	45%	50% - 55%	45% - 50%
Weighted average volatility	50%	45%	51%	47%

	Three months ended October 31,		Nine months ended October 31,
Employee Stock Purchase Plans	2010	2009	2010	2009
Risk-free interest rate	1.1%	0.7%	1.1%	1.1%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	1.23	1.25	1.24	1.25
Volatility (range)	46% - 72%	46% - 49%	45% - 72%	44% - 49%
Weighted average volatility	48%	47%	47%	47%

	Three months ended October 31,		Nine months ended October 31,
Acquired Company Options Exchange	2010	2009	2010	2009
Risk-free interest rate	—	1.6% - 3.2%	0.1% - 3.3%	1.6% - 3.2%
Dividend yield	—	0.0%	0%	0.0%
Expected life (in years)	—	3.5 - 8.4	0.1 - 7.7	3.5 - 8.4
Volatility (range)	—	54% - 59%	35% - 72%	54% - 59%
Weighted average volatility	—	57%	60%	57%

Nine months ended October 31,
Employee Options Exchange	2010
Risk-free interest rate	0.2% - 2.7%
Dividend yield	0%
Expected life (in years)	0.5 - 5.9
Volatility (range)	43% - 77%
Weighted average volatility	43%

(10)	Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on July 6, 2010. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock (Incentive Stock) at a purchase price of fifty dollars, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on December 31, 2011 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and have no dilutive effect on our earnings.

(11)	Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, restricted stock units, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Net income (loss)	$15,257	$(27,034)	$(22,015)	$(61,256)

Weighted average common shares used to calculate basic and diluted net income (loss) per share	109,364	97,854	106,942	95,636
Employee stock options, restricted stock and employee stock purchase plan	2,775	—	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	112,139	97,854	106,942	95,636

Basic net income (loss) per share	$0.14	$(0.28)	$(0.21)	$(0.64)

Diluted net income (loss) per share	$0.14	$(0.28)	$(0.21)	$(0.64)

We excluded from the computation of diluted net income (loss) per share stock options, restricted stock units, warrants, and ESPP purchase rights to purchase 7,178 shares of common stock for the three months ended October 31, 2010 and 15,376 shares of common stock for the nine months ended October 31, 2010 compared to 22,246 for the three and nine months ended October 31, 2009. The stock options, restricted stock units, warrants, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period, the warrant price was greater than the average market price of the common stock during the period, or the stock options were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Debentures was anti-dilutive for the three and nine months ended October 31, 2009 and therefore excluded from the computation of diluted net income (loss) per share. During the three months ended October 31, 2010 we retired the Floating Rate Debentures. The effect of the conversion of the 6.25% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures. If the Floating Rate Debentures and the 6.25% Debentures had been dilutive we would have included additional income and additional incremental common shares as shown in the following table:

	Three months ended October 31,		Nine months ended October 31,
Floating Rate Debentures	2010	2009	2010	2009
Additional income	$—	$136	$—	$507
Additional incremental common shares	—	1,379	—	1,427

	Three months ended October 31,		Nine months ended October 31,
6.25% Debentures (1)	2010	2009	2010	2009
Additional income	$1,173	$1,057	$1,173	$1,057

(1)	Dilutive net income (loss) would have included no incremental shares for the three and nine months ended October 31, 2010 and 2009 as the stock price was below the conversion rate.

The conversion features of the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7. “Notes Payable.”

(12)	Comprehensive Loss—The following provides a summary of comprehensive loss:

Nine months ended October 31,	2010	2009
Net loss	$(22,015)	$(61,256)
Change in unrealized gain on derivative instruments	1,191	7,222
Change in accumulated translation adjustment	3,471	16,358
Change in pension liability	(4)	(33)

Comprehensive loss	$(17,357)	$(37,709)

(13)	Investment in Frontline Joint Venture—In connection with our acquisition of Valor on March 18, 2010, we acquired Valor’s interest in a joint venture, Frontline. Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company. The joint venture combined the computer-aided manufacturing operations of the two companies. As described in Note 2. “Summary of Significant Accounting Policies,” we use the equity method of accounting for our investment in Frontline. Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence.

The following presents the summarized financial information of Frontline for the three months ended September 30, 2010 and for the period from March 18, 2010 through September 30, 2010:

As of September 30, 2010	Frontline Total	Mentor’s 50% Interest
Balance sheet data:
Assets:
Current assets	$10,954	$5,477
Property, plant, and equipment, net	213	107

Total assets	$11,167	$5,584

Liabilities:
Current liabilities	$1,494	$747
Other long-term liabilities	659	329

Total liabilities	$2,153	$1,076

	For the three months ended September 30, 2010		For the period from March 18, 2010 through September 30, 2010
	Frontline Total	Mentor’s 50% Interest	Frontline Total	Mentor’s 50% Interest
Operating results data:
Revenues:
System and software	$3,797	$1,899	$10,909	$5,455
Service and support	2,723	1,361	5,601	2,800

Total revenues	6,520	3,260	16,510	8,255

Cost of revenues:
System and software	18	9	89	45
Service and support	872	436	1,779	889

Total cost of revenues	890	445	1,868	934

Gross margin	5,630	2,815	14,642	7,321

Research and development	1,308	654	2,628	1,314
Marketing and selling	781	390	1,920	960
General and administration	180	91	375	188

Total operating expenses	2,269	1,135	4,923	2,462

Operating income	3,361	1,680	9,719	4,859
Interest income (expense)	(46)	(23)	13	7

Net income - as reported	3,315	1,657	9,732	4,866
Amortization of purchased technology and other identified intangible assets (1)	—	(1,242)	—	(3,105)

Equity in earnings of Frontline	$3,315	$415	$9,732	$1,761

(1)	Amount represents amortization of purchased technology and other identified intangible assets identified as part of the fair value of the Frontline investment. The purchased technology will be amortized over three years and other identified intangible assets will be amortized over three to four years. Other identified intangible assets include trade name and customer relationship intangibles.

(14)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Employee severance and related costs	$1,191	$3,369	$4,640	$8,996
Excess leased facility costs	302	159	804	983
Other costs	85	2,465	2,608	5,911

Total special charges	$1,578	$5,993	$8,052	$15,890

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses related to potential acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $4,640 for the nine months ended October 31, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 71% of these costs were paid during the nine months ended October 31, 2010. We expect to pay the remainder during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $804 for the nine months ended October 31, 2010 were primarily due to the abandonment of leased facilities.

Other special charges for the nine months ended October 31, 2010 included costs of $2,083 related to advisory fees, a recovery related to a casualty loss of $(566), and other costs of $1,184. Additionally, acquisition costs of $(93) during the nine months ended October 31, 2010 represent adjustments to prior acquisition assumptions on an earnout accrual and legal and other costs related to potential acquisitions.

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

Excess leased facility costs of $983 for the nine months ended October 31, 2009 were primarily due to the abandonment of leased facilities.

Other special charges for the nine months ended October 31, 2009 included costs of $3,525 related to advisory fees, charges of $566 related to a casualty loss, and other charges of $51. Additionally, other special charges included acquisition costs of $1,769 for legal and other costs related to a potential acquisition.

Accrued special charges are included in Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2010:

	Accrued special charges as of January 31, 2010	Charges during the nine months ended October 31, 2010	Payments during the nine months ended October 31, 2010	Accrued special charges as of October 31, 2010 (1)
Employee severence and related costs	$2,616	$4,640	$(5,184)	$2,072
Excess leased facility costs	4,110	804	(2,955)	1,959
Other costs	2,298	2,608	(2,954)	1,952

Total accrued special charges	$9,024	$8,052	$(11,093)	$5,983

(1)	Of the $5,983 total accrued special charges as of October 31, 2010, $1,085 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $4,898 represented the short-term portion of accrued special charges.

(15)	Other Expense, Net—Other expense, net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Interest income	$342	$169	$885	$824
Foreign currency exchange gain (loss)	(435)	(688)	(1,012)	(896)
Impairment of cost-basis investments	—	—	—	(113)
Equity in losses of unconsolidated entities	—	(170)	(271)	(738)
Other, net	(113)	(315)	(963)	(339)

Other expense, net	$(206)	$(1,004)	$(1,361)	$(1,262)

(16)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. The following table shows revenue recognized from these customers:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenue from customers	$7,543	$7,276	$27,438	$24,721
Percentage of total revenue	3.2%	3.8%	4.5%	4.4%

(17)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Nine months ended October 31,	2010	2009
Cash paid, net for:
Interest	$13,214	$13,477
Income taxes	$9,776	$10,354

During the nine months ended October 31, 2010, we acquired the outstanding shares of Valor. Under the terms of the merger agreement, Valor shareholders received 5,621 shares of our common stock and cash of $32,715. The common stock issued to the former common shareholders of Valor had a fair value of $47,163, based on our closing price on March 18, 2010 of $8.39 per share. Additionally, under the merger agreement, we converted Valor’s outstanding stock options into options to purchase shares of our common stock, resulting in additional consideration of $7,025. Included in the net tangible assets acquired was cash of $27,110.

As part of the Valor acquisition, we acquired an investment in Frontline. During the nine months ended October 31, 2010, we received returns on investment of $2,600 from Frontline which is included in net cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows.

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

We eliminate all intercompany revenues and expenses in computing Revenues, Operating loss, and Loss before income tax. The corporate component of Operating loss represents research and development, corporate marketing and selling, corporate general and administration, special charges, and equity in earnings of Frontline. Geographic information is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues:
North America	$116,644	$79,432	$254,930	$242,371
Europe	60,347	45,078	151,812	140,741
Japan	21,227	31,118	73,056	81,051
Pacific Rim	40,719	33,568	127,650	101,429

Total revenues	$238,937	$189,196	$607,448	$565,592

Operating income (loss):
North America	$67,503	$45,759	$134,491	$136,272
Europe	37,967	24,706	87,544	77,376
Japan	10,100	21,154	40,956	51,494
Pacific Rim	31,964	25,331	102,225	75,259
Corporate	(126,893)	(124,218)	(370,060)	(365,312)

Total operating income (loss)	$20,641	$(7,268)	$(4,844)	$(24,911)

Income (loss) before income tax:
North America	$63,216	$41,257	$120,633	$123,438
Europe	37,677	23,805	86,787	75,684
Japan	10,093	21,188	40,830	51,502
Pacific Rim	32,018	25,311	102,227	75,256
Corporate	(126,893)	(124,218)	(370,060)	(365,312)

Total income (loss) before income tax	$16,111	$(12,657)	$(19,583)	$(39,432)

For the three months ended October 31, 2010, one customer accounted for approximately 10% of our Total revenues. For the nine months ended October 31, 2010, no single customer accounted for 10% or more of our Total revenues. For the three and nine months ended October 31, 2009, no single customer accounted for 10% or more of our Total revenues.

As of	October 31, 2010	January 31, 2010
Property, plant, and equipment, net:
North America	$112,797	$97,373
Europe	19,761	18,887
Japan	1,707	1,341
Pacific Rim	4,424	4,194

Total property, plant, and equipment, net	$138,689	$121,795

Total assets:
North America	$758,301	$761,567
Europe	390,667	319,165
Japan	97,330	106,493
Pacific Rim	28,096	35,816

Total assets	$1,274,394	$1,223,041

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues:
IC Design to Silicon	$58,139	$57,587	$180,592	$206,477
Integrated System Design	57,839	56,131	152,352	135,541
Scalable Verification	67,097	37,727	143,477	126,973
New & Emerging Products	39,627	24,905	83,931	59,925
Services & Other	16,235	12,846	47,096	36,676

Total revenues	$238,937	$189,196	$607,448	$565,592

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Known Trends and Uncertainties Impacting Future Results of Operations

In the United States (U.S.) and abroad, market and economic conditions have been volatile over the past two years, with tighter credit conditions, market volatility, modestly rising expectations for the U.S. and global economies generally, and market uncertainty and instability in both U.S. and international capital and credit markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers due to the absence of a securitization market and concerns about the stability of the markets generally and the strength of counterparties specifically. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to access the capital markets to meet liquidity needs and timely refinance maturing liabilities, resulting in an adverse effect on our financial condition and results of operations.

Consistent with our revenue recognition policy, when individual customer credit worthiness declines to a level where we do not consider collectibility probable, we convert new transactions from up-front revenue recognition to cash-based revenue recognition and we may be required to modify the payment terms to meet the customer’s ability to pay. Our top ten accounts make up approximately 45% of our receivables, including both short and long-term balances and we have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded in the first nine months of fiscal 2011 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outsourcing services in times of economic decline or weakness. In the first nine months of fiscal 2011 and in the last six months of fiscal 2010, we noted an increase in software maintenance revenues.

Bookings during the first nine months of fiscal 2011 increased by approximately 20% compared to the first nine months of fiscal 2010. Bookings are the value of validated orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the nine months ended October 31, 2010 accounted for approximately 45% of total system and software bookings compared to approximately 50% for the nine months ended October 31, 2009. The number of new customers during the nine months ended October 31, 2010, excluding PADS (our ready to use printed circuit board design tools) increased approximately 10% from the levels experienced during the nine months ended October 31, 2009.

Product Developments

During the nine months ended October 31, 2010, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. We introduced new products and upgrades to existing products in the first half of fiscal 2011, including solutions acquired as a result of the Valor Computerized Systems, Ltd. (Valor) acquisition which target the printed circuit board manufacturing market. During the nine months ended October 31, 2010, we did not have any significant products reaching the end of their useful economic life.

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

2. Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. With respect to emulation hardware systems, we transfer title to the customer upon shipment. We offer non-

essential installation services for emulation hardware system sales or the customer may elect to perform the installation without our assistance. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.

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

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are not able to develop ESP for one or more elements or we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which could impact the timing of revenue recognition if not delivered together. We no longer apply the residual method for hardware arrangements.

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended October 31,			Nine months ended October 31,
	2010	Change	2009	2010	Change	2009
System and software revenues	$148.1	39%	$106.3	$346.0	6%	$325.6
System and software gross margin	$133.6	33%	$100.3	$315.2	5%	$299.3
Gross margin percent	90%		94%	91%		92%
Service and support revenues	$90.8	10%	$82.9	$261.4	9%	$239.9
Service and support gross margin	$66.4	8%	$61.4	$191.9	9%	$176.8
Gross margin percent	73%		74%	73%		74%
Total revenues	$238.9	26%	$189.2	$607.4	7%	$565.6
Total gross margin	$200.0	24%	$161.7	$507.1	7%	$476.1
Gross margin percent	84%		85%	83%		84%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2010	Change	2009	2010	Change	2009
Upfront license revenues	$128.6	47%	$87.4	$281.5	4%	$271.4
Ratable license revenues	19.5	3%	18.9	64.5	19%	54.2

Total system and software revenues	$148.1	39%	$106.3	$346.0	6%	$325.6

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

Our top ten customers accounted for approximately 65% of total System and software revenues for the three months ended October 31, 2010 and approximately 40% for the nine months ended October 31, 2010 compared to approximately 55% for the three months ended October 31, 2010 and 50% for the nine months ended October 31, 2009.

The increase in System and software revenues for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 was due to the effect of acquisitions, increased revenues from Emulation products, and increased revenues from our top ten customers during the quarter. Increased revenues from our top ten customers, excluding the impact from acquisitions and Emulation products, was primarily due to revenues from semiconductor customers.

The increase in System and software revenues for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 was due to the effect of acquisitions and increased revenues from Emulation products. The increase in System and software revenues for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 was partially offset by a decrease in revenues from our IC Design to Silicon products. Silicon foundries largely completed their purchases related to the adoption of 45nm production during calendar year 2009.

One customer accounted for 10% of total revenues for the three months ended October 31, 2010. No single customer accounted for 10% or more of total revenues for the three months ended October 31, 2009 or the nine months ended October 31, 2010 or 2009.

System and software gross margin percentages were lower for the three and nine months ended October 31, 2010 compared to the three and nine months ended October 31, 2009 primarily due to a change in product mix as a result of higher emulation hardware product revenues. Emulation hardware product revenues typically have lower margins compared to our software product revenues.

Amortization of purchased technology to System and software cost of revenues was $3.3 for the three months ended October 31, 2010 and $10.4 for the nine months ended October 31, 2010 compared to $3.1 for the three months ended October 31, 2009 and $9.0 for the nine months ended October 31, 2009. The increase in amortization for the three and nine months ended October 31, 2010 was due to new purchased technology from acquisitions completed in the nine months ended October 31, 2010 and the second half of fiscal 2010, partially offset by certain purchased technology being fully amortized during fiscal 2010.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure. Service and support revenues increased due to the effect of acquisitions completed in the nine months ended October 31, 2010 and in fiscal 2010, by $3.9 for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 and $11.5 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009. Additionally, consulting and training revenues increased primarily due to increased customer demand for services, by $2.0 for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 and $5.6 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,				Nine months ended October 31,
	2010	Change		2009	2010	Change		2009
North America	$116.6	47%		$79.4	$254.9	5%		$242.4
Europe	60.3	34%		45.1	151.8	8%		140.7
Japan	21.3	(32%	)	31.1	73.1	(10%	)	81.1
Pacific Rim	40.7	21%		33.6	127.6	26%		101.4

Total revenues	$238.9	26%		$189.2	$607.4	7%		$565.6

For the three months ended October 31, 2010, approximately one-fourth of European and almost all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the nine months ended October 31, 2010, approximately one-third of European and almost all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. Foreign currency had a nominal impact on Total revenues for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 and approximately $3.9 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 primarily as a result of the strengthening Japanese yen against the U.S. dollar. Revenues in North America, Europe, and the Pac Rim increased for the three and nine months ended October 31, 2010 compared to the three and nine months ended October 31, 2009, primarily due to the timing of contract renewals. For additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Operating Expenses

	Three months ended October 31,				Nine months ended October 31,
	2010	Change		2009	2010	Change		2009
Research and development	$70.7	10%		$64.3	$199.9	7%		$187.4
Marketing and selling	82.6	13%		73.1	230.9	4%		221.1
General and administration	23.4	3%		22.8	69.1	2%		68.0
Equity in earnings of Frontline	(0.4)	0%		—	(1.8)	0%		—
Amortization of intangible assets	1.4	(50%	)	2.8	5.7	(34%	)	8.6
Special charges	1.6	(73%	)	6.0	8.1	(49%	)	15.9

Total operating expenses	$179.3	6%		$169.0	$511.9	2%		$501.0

Research and Development

Research and development expenses increased by $6.4 for the three months ended October 31, 2010 compared to the three months ended October 31, 2009, and $12.5 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Incremental expenses resulting from acquired businesses	$3.2	$11.3
Stock-based compensation	(0.6)	(2.9)
Salaries, variable compensation, and benefits expenses	4.8	5.6
Outside Services expenses	(1.4)	(2.8)
Other expenses	0.4	1.3

Total change in research and development expenses	$6.4	$12.5

Marketing and Selling

Marketing and selling expenses increased by $9.5 for the three months ended October 31, 2010 compared to the three months ended October 31, 2009, and $9.8 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Incremental expenses resulting from acquired businesses	$3.4	$8.5
Stock-based compensation	(0.6)	(2.0)
Salaries, variable compensation, and benefits expenses	5.6	4.0
Other expenses	1.1	(0.7)

Total change in marketing and selling expenses	$9.5	$9.8

General and Administration

General and administration expenses increased by $0.6 for the three months ended October 31, 2010 compared to the three months ended October 31, 2009, and $1.1 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Incremental expenses resulting from acquired businesses	$0.5	$1.3
Salaries, variable compensation, and benefits expenses	(1.1)	(2.3)
Other expenses	1.2	2.1

Total change in general and administration expenses	$0.6	$1.1

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. We experienced nominal currency movements in total operating expenses for the three months ended October 31, 2010 compared to the three months ended October 31, 2009 and unfavorable currency movements in total operating expenses of approximately $6.3 for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009. The impact of these currency movements is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

As required by U.S. GAAP, we use the equity method of accounting for our investment in Frontline which results in reporting our investment as one line within Other assets in the Condensed Consolidated Balance Sheet and our share of earnings as one line in the Condensed Consolidated Statement of Operations. Our fiscal year ends January 31st. Frontline’s fiscal year ends December 31st. We record our quarterly interest in the earnings or losses of Frontline based on its quarterly reported results.

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

The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended September 30, 2010 and for the period from March 18, 2010 through September 30, 2010:

As of September 30, 2010	Mentor’s 50% Interest
Total assets	$5.6
Total liabilities	$1.1

	For the three months ended September 30, 2010	For the period from March 18, 2010 through September 30, 2010
Revenues	$3.3	$8.3
Cost of revenues	0.4	0.9

Gross margin	2.9	7.4

Operating expense	1.2	2.5

Net income-as reported	1.7	4.9
Amortization of purchased technology and other identified intangible assets	1.3	3.1

Equity in earnings of Frontline	$0.4	$1.8

Amortization of Intangible Assets

For the three and nine months ended October 31, 2010 compared to the three and nine months ended October 31, 2009, the decrease in amortization of intangible assets was primarily due to certain intangible assets being fully amortized during fiscal 2010 and fiscal 2011, partly offset by new intangible assets from our completed acquisitions occurring during the nine months ended October 31, 2010 and the second half of fiscal 2010.

Special Charges

	Three months ended October 31,				Nine months ended October 31,
	2010	Change		2009	2010	Change		2009
Employee severance and related costs	$1.2	(65%	)	$3.4	$4.7	(48%	)	$9.0
Excess leased facility costs	0.3	200%		0.1	0.8	(20%	)	1.0
Other costs, net	0.1	(96%	)	2.5	2.6	(56%	)	5.9

Total special charges	$1.6	(73%	)	$6.0	$8.1	(49%	)	$15.9

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $1.2 for the three months ended October 31, 2010 and $4.7 for the nine months ended October 31, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 71% of the year to date costs were paid during the nine months ended October 31, 2010. We expect to pay the remainder during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.3 for the three months ended October 31, 2010 and $0.8 for the nine months ended October 31, 2010 were primarily due to the abandonment of leased facilities.

Other special charges for the three months ended October 31, 2010 included costs of $(0.5) related to a change in the fair value of contingent consideration associated with a prior acquisition, $0.4 related to facility restoration and $0.2 in other charges. Other special charges for the nine months ended October 31, 2010 included costs of $2.1 related to advisory fees and $0.5 in other charges.

Employee severance and related costs of $3.4 for the three months ended October 31, 2009 and $9.0 for the nine months ended October 31, 2009 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which were individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2010. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $1.0 for the nine months ended October 31, 2009 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the three months ended October 31, 2009 included costs of $1.2 related to advisory fees, $1.2 related to acquisitions and other charges of $0.1. Other special charges for the nine months ended October 31, 2009 included costs of $3.5 related to advisory fees, $1.8 related to acquisitions and other charges of $0.6.

Other Expense, Net

	Three months ended October 31,			Nine months ended October 31,
	2010	Change	2009	2010	Change		2009
Interest income	$0.3	50%	$0.2	$0.9	13%		$0.8
Foreign currency exchange gain (loss)	(0.4)	43%	(0.7)	(1.0)	(11%	)	(0.9)
Other, net	(0.1)	80%	(0.5)	(1.3)	(8%	)	(1.2)

Other expense, net	$(0.2)	80%	$(1.0)	$(1.4)	(8%	)	$(1.3)

Provision for Income Taxes

	Three months ended October 31,				Nine months ended October 31,
	2010	Change		2009	2010	Change		2009
Income tax expense (benefit)	$0.9	(94%	)	$14.4	$2.4	(89%	)	$21.8

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

For fiscal 2011, we anticipate losses in the U.S. but a net profit from international operations. Any tax benefit in the U.S. will generally be offset by an increase in the valuation allowance on U.S. deferred tax assets. For the nine months ended October 31, 2010, our effective tax rate was (12%), inclusive of $2.3 of favorable period specific items. For fiscal 2011, we project a 26% effective tax rate, with the inclusion of period specific items. This differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the tax years that remain open are fiscal year 2008 and forward.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarifications of tax law by administrative or judicial means, may occur and could require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to our tax filing positions. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements will be for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings on our revolving credit facility.

As of October 31, 2010, we had cash and cash equivalents of $64.3. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.

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

We have experienced no difficulties to date in raising debt. However, capital markets have been volatile, and we cannot assure you that we will be able to raise debt or equity capital on acceptable terms, if at all.

Nine months ended October 31,	2010	2009
Cash provided by operating activities	$7.1	$33.0
Cash used in investing activities	$(51.0)	$(19.9)
Cash provided by (used in) financing activities	$6.9	$(22.8)

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

Trade Accounts and Term Receivables

As of	October 31, 2010	January 31, 2010
Trade accounts receivable, net	$300.3	$289.8
Term receivables, long-term	$144.7	$164.9
Average days sales outstanding in short-term receivables	113 days	110 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	39 days	42 days

The increase in the average days sales outstanding in short-term receivables for the three months ended October 31, 2010 compared to the three months ended January 31, 2010 was due to an increase in accounts receivable in the third quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

The current portion of term receivables was $196.8 as of October 31, 2010 and $178.9 as of January 31, 2010. The current portion of term receivables is attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in Trade accounts receivable, net, and balances that are due in more than one year in Term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services, although the impact of current economic conditions on our customers could affect this performance. Total term receivables were $341.5 as of October 31, 2010 compared to $343.8 as of January 31, 2010.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $39.2 for the nine months ended October 31, 2010 compared to $23.5 for the nine months ended October 31, 2009. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivable for the remainder of fiscal 2011.

Accrued Payroll and Related Liabilities

As of	October 31, 2010	January 31, 2010
Accrued payroll and related liabilities	$71.3	$77.0

The decrease in Accrued payroll and related liabilities as of October 31, 2010 compared to January 31, 2010 was primarily due to incentive payments made during the first half of fiscal 2011 on fiscal 2010 year-end accruals. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in bonus accruals at year end which result from the full year achievement of results.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2010 primarily consisted of cash paid for capital expenditures and acquisitions of businesses, net of cash acquired, and equity interests.

Expenditures for property, plant, and equipment increased to $36.8 for the nine months ended October 31, 2010 compared to $18.0 for the nine months ended October 31, 2009. The expenditures for property, plant, and equipment for the nine months ended October 31, 2010 were primarily a result of spending on information technology and infrastructure improvements within facilities, including expenditures related to the renovation of office buildings in Fremont, California which were purchased in January 2010. We expect total capital expenditures for property, plant, and equipment for fiscal 2011 to be approximately $45.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

During the nine months ended October 31, 2010, we acquired Valor through the issuance of common stock of $47.2 and cash consideration of $5.6, net of cash received of $27.1. We plan to finance future business acquisitions through a combination of cash and common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on the revolving credit facility.

Financing Activities

For the nine months ended October 31, 2010, cash provided by financing activities consisted primarily of $20.0 in proceeds from a term loan incurred to refinance the January 2010 purchase of office buildings in Fremont, California and proceeds from the issuance of common stock of $15.6. These proceeds were partially offset by net repayments of $20.0 on our revolving line of credit and a net decrease of $6.2 on our short-term borrowings. Additional discussion regarding the term loan is presented in the section below.

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

Other factors affecting liquidity and capital resources

6.25% Debentures due 2026

Interest on the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 is payable semi-annually in March and September. The 6.25% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $17.968 per share for a total of 10.9 shares as of October 31, 2010. Upon conversion, in lieu of shares of our common stock, for each one thousand dollar principal amount of the 6.25% Debentures a holder will receive an amount of cash equal to the lesser of: (i) one thousand dollars or (ii) the conversion value of the number of shares of our common stock equal to the conversion rate. If such conversion value exceeds one thousand dollars, we will also deliver, at our election, cash or common stock, or a combination of cash and common stock with a value equal to the excess. If a holder elects to convert their 6.25% Debentures in connection with a fundamental change in the company that occurs prior to March 6, 2011, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. We may redeem some or all of the 6.25% Debentures for cash on or after March 6, 2011. The holders, at their option, may redeem some or all of the 6.25% Debentures for cash on March 1, 2013, 2016, or 2021. During the nine months ended October 31, 2010, we did not repurchase any 6.25% Debentures.

In July 2010, we issued $11.5 in aggregate principal amount of the 6.25% Debentures, plus a nominal cash amount, in exchange for $11.5 in aggregate principal amount of the Floating Rate Debentures. The terms of the new 6.25% Debentures issued in this transaction are substantially the same as the terms of our existing 6.25% Debentures. We recorded a loss on the extinguishment of debt of $0.3 during the nine months ended October 31, 2010 for cash paid to debt holders in connection with this transaction.

In October 2010, we issued $20.0 in aggregate principal amount of the 6.25% Debentures for cash of $20.2. The terms of the new 6.25% Debentures issued in this transaction are substantially the same as the terms of our existing 6.25% Debentures. We intend to use the net proceeds from this sale of debentures for general corporate purposes.

As of October 31, 2010, a principal amount of $196.5 is outstanding.

Floating Rate Debentures due 2023

During the nine months ended October 31, 2010, we exchanged $11.5 in aggregate principal amount of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 as noted above and redeemed the remaining $20.8 of outstanding Floating Rate Debentures utilizing cash on hand. No balance remains outstanding following this redemption.

Term Loan due 2013

In April 2010, we entered into a three-year term loan (Term Loan) to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $0.5 and interest payments are payable quarterly in February, May, August, and November. The remaining principal balance is payable in April 2013. We have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under the Term Loan will vary with market interest rates. Additionally, the Term Loan requires us to have a minimum cash and cash equivalent balance as of the last day of the quarter. If we were to fail to comply with this covenant and did not obtain a waiver from our lenders, we would be in default under the Term Loan and our lenders could terminate the loan and demand immediate repayment of the outstanding loan. The Term Loan is collateralized by our Wilsonville, Oregon campus which includes land, buildings, and improvements with a carrying value of approximately $40.0. This amount is reported in our Condensed Consolidated Balance Sheet within Property, plant, and equipment, net.

During the nine months ended October 31, 2010, we repaid $1.0 on the Term Loan and a principal balance of $19.0 remains outstanding. The effective interest rate was 4.90% for the nine months ended October 31, 2010.

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

We borrowed $40.0 against the revolving credit facility and repaid $60.0 during the nine months ended October 31, 2010. As of October 31, 2010, we had no balance outstanding against the revolving credit facility. The interest rate was 3.25% as of October 31, 2010.

The revolving credit facility terminates June 1, 2011. We plan to renew the revolving credit facility prior to the expiration date.

In November 2010, we borrowed $20.0 against the revolving credit facility.

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

OUTLOOK FOR FISCAL 2011

We expect revenues for the fourth quarter of fiscal 2011 to be approximately $293 with earnings per share for the same period of approximately $0.40 per diluted share. For the full fiscal year 2011, we expect revenues of approximately $900 with earnings per share of $0.19 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2010. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$2.0	0.11%

We had convertible subordinated debentures with a principal balance of $196.5 million outstanding with a fixed interest rate of 6.25% as of October 31, 2010 compared to a principal balance of $165.0 as of October 31, 2009. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

We had floating rate convertible subordinated debentures with no principal balance outstanding as of October 31, 2010 compared to a principal balance of $32.3 as of October 31, 2009. The floating rate convertible subordinated debenture has a variable interest rate of 3-month London Interbank Offered Rate (LIBOR) plus 1.65%. The effective interest rate was 1.95% for the nine months ended October 31, 2010 and 2.60% for the nine months ended October 31, 2009. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

As of October 31, 2010, we had a syndicated, senior, unsecured, revolving credit facility, which expires on June 1, 2011. Borrowings under the revolving credit facility are permitted to a maximum of $100.0 million. Under this revolving credit facility, we have the option to pay interest based on: (i) LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, or (ii) a base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of October 31, 2010 and 2009, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

In April 2010, we entered into a three-year term loan. Under this term loan, we have the option to pay interest based on: (i) LIBOR plus 4.5%, or (ii) a base rate plus 3.5%. The base rate is defined as the higher of: (i) the federal funds rate, as defined, plus 0.5%, (ii) the prime rate of the lead bank, or (iii) one-month LIBOR plus 1.0%. As a result of these interest rate options, our interest expense associated with borrowings under this term loan will vary with market interest rates. The term loan contains a covenant requiring the maintenance of minimum cash and cash equivalent balance. As of October 31, 2010, we had $19.0 million outstanding against this term loan. The effective interest rate was 4.90% for the nine months ended October 31, 2010. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

We had other short-term borrowings of $4.9 million outstanding as of October 31, 2010 and $4.4 million as of October 31, 2009 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates as of October 31, 2010 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.2 million.

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

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows. Our practice is to hedge a majority of our existing material foreign currency transaction exposures, which generally represent the excess of expected euro and British pound denominated expenses over expected euro and British pound denominated revenues, and the excess of Japanese yen denominated revenue over expected Japanese yen denominated expenses. We also enter into foreign currency forward contracts to protect against currency exchange risk associated with existing assets and liabilities.

The following table provides volume information about our foreign currency forward program. The information provided is in U.S. dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of	October 31, 2010		January 31, 2010
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$69.5	83.44	$29.6	90.67
Euro	34.2	0.75	77.2	0.69
Indian rupee	16.8	44.51	8.3	45.68
British pound	14.0	0.64	21.2	0.61
Swedish krona	9.2	6.64	14.2	7.04
Canadian dollar	8.4	1.02	6.5	1.03
Taiwan dollar	7.8	30.72	7.7	31.70
Other (1)	17.1	—	17.9	—

Total forward contracts	$177.0		$182.6

(1) Other includes 10 currencies which are the Swiss franc, Korean won, Danish kroner, Hungarian forint, Israeli shekel, Russian ruble, Norwegian kroner, Chinese yuan, Singapore dollar, and Polish zloty.

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. The global economy continues to be weak, with generally slow growth and continuing uncertainty in the credit markets and banking systems. This uncertainty about future economic conditions could adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business.

Our forecasts of our revenues and earnings outlook may be inaccurate.

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable terms. This may result in failure to agree to terms within the fiscal quarter and cause expected revenue to slip into a subsequent quarter.

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

Competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new software license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software products at low prices for promotional purposes or as a long-term pricing strategy. These practices could significantly reduce demand for our products or limit prices we can charge.

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

We derive a substantial portion of our revenues from sales of relatively few product groups and related support services. As a result, any factor adversely affecting sales of these products, including the product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our operating results.

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

Shortages of components for our hardware products may delay or reduce our sales and increase our costs.

The inability to obtain sufficient quantities of components and other materials necessary for the production of our hardware products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. From time to time, materials and components used in our production solutions or in other aspects of our customers’ products may become subject to allocation because of shortages of these materials and components. Future shortages of materials and components, including potential supply constraints of silicon, could cause delayed shipments, customer dissatisfaction, and lower revenue.

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

The industry in which we compete has experienced significant consolidation in recent years. During this period, we have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	Difficulties in combining previously separate businesses into a single unit;

•	The substantial diversion of management’s attention from ongoing business when integrating the acquired business;

•	The failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	The failure to retain key personnel of the acquired business;

•	Difficulties related to assimilating the products of an acquired business in, for example, distribution, engineering, and customer support areas;

•	Unanticipated costs;

•	Unanticipated liabilities or litigation in connection with or as a result of an acquisition, including claims from terminated employees, customers, or third parties;

•	Adverse impacts on existing relationships with suppliers and customers; and

•	Failure to understand and compete effectively in markets in which we have limited experience.

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

The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. There is little or no legal precedent for interpreting the terms of these open source licenses; as a result, we may be subject to unanticipated obligations regarding our products which incorporate open source software. In addition, some customers may falsely believe that the customer’s intellectual property may be made public if used with our open source products. This confusion and misperception may harm the market for our products or services which use open source software.

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

As of October 31, 2010, we had $228.5 million of outstanding indebtedness, which includes $196.5 million of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026, $19.0 million under a term loan, $1.3 in other notes payable, and $11.7 million in short-term borrowings. This level of indebtedness among other things could:

•	Make it difficult for us to satisfy our payment obligations on our debt;

•

Make it difficult for us to incur additional indebtedness or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions, or general corporate purposes;

•	Limit our flexibility in planning for or reacting to changes in our business;

•	Reduce funds available for use in our operations;

•	Make us more vulnerable in the event of a downturn in our business;

•	Make us more vulnerable in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under the 6.25% Debentures and term loan; and

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

We may also be unable to borrow funds as a result of an inability of financial institutions to lend due to restrictive lending policies and/or institutional liquidity concerns.

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

Our bank revolving credit facility terminates June 1, 2011. We could find it difficult to obtain comparable terms on a new revolving credit facility.

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

Dated: December 7, 2010	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer