Form 10-Q
period 2011-04-30
MENTOR GRAPHICS CORP
filed 2011-06-07
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Number of shares of common stock, no par value, outstanding as of June 3, 2011: 111,073,739

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended April 30,	2011	2010
In thousands, except per share data
Revenues:
System and software	$139,645	$97,450
Service and support	90,390	83,127

Total revenues	230,035	180,577

Cost of revenues:
System and software	13,016	3,954
Service and support	24,166	22,320
Amortization of purchased technology	3,357	3,569

Total cost of revenues	40,539	29,843

Gross margin	189,496	150,734

Operating expenses:
Research and development	69,906	64,132
Marketing and selling	76,404	73,652
General and administration	21,873	22,499
Equity in earnings of Frontline	(1,017)	(184)
Amortization of intangible assets	1,610	2,361
Special charges	4,547	3,268

Total operating expenses	173,323	165,728

Operating income (loss)	16,173	(14,994)
Other expense, net	(475)	(1,141)
Interest expense	(17,440)	(4,327)

Loss before income tax	(1,742)	(20,462)
Income tax expense	611	2,563

Net loss	$(2,353)	$(23,025)

Net loss per share:
Basic	$(0.02)	$(0.22)

Diluted	$(0.02)	$(0.22)

Weighted average number of shares outstanding:
Basic	111,769	103,763

Diluted	111,769	103,763

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	April 30, 2011	January 31, 2011
In thousands
Assets
Current assets:
Cash and cash equivalents	$116,481	$133,113
Trade accounts receivable, net of allowance for doubtful accounts of $3,780 as of April 30, 2011 and $3,941 as of January 31, 2011	321,040	347,075
Other receivables	11,945	8,797
Inventory	7,491	8,255
Prepaid expenses and other	22,841	20,072
Deferred income taxes	16,370	15,992

Total current assets	496,168	533,304
Property, plant, and equipment, net of accumulated depreciation of $268,000 as of April 30, 2011 and $257,576 as of January 31, 2011	137,488	139,340
Term receivables	179,014	167,425
Goodwill	511,977	510,508
Intangible assets, net of accumulated amortizaton of $161,448 as of April 30, 2011 and $156,481 as of January 31, 2011	27,730	31,189
Deferred income taxes	1,055	869
Other assets	52,568	45,343

Total assets	$1,406,000	$1,427,978

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,055	$15,544
Current portion of notes payable	—	2,000
Accounts payable	14,550	16,724
Income taxes payable	4,847	5,517
Accrued payroll and related liabilities	58,577	109,173
Accrued liabilities	33,506	39,513
Deferred revenue	179,602	171,416

Total current liabilities	300,137	359,887
Notes payable	210,787	207,348
Deferred revenue	13,062	13,953
Income tax liability	42,422	44,095
Other long-term liabilities	25,113	25,981

Total liabilities	591,521	651,264

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of April 30, 2011 and January 31, 2011; 110,870 shares issued and outstanding as of April 30, 2011 111,249 shares issued and outstanding as of January 31, 2011	795,756	765,179
Incentive stock, no par value, 1,200 shares authorized and none issued as of April 30, 2011 and January 31, 2011	—	—
Accumulated deficit	(22,511)	(20,158)
Accumulated other comprehensive income	41,234	31,693

Total stockholders’ equity	814,479	776,714

Total liabilities and stockholders’ equity	$1,406,000	$1,427,978

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended April 30,	2011	2010
In thousands
Operating Cash Flows:
Net loss	$(2,353)	$(23,025)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, and equipment	7,750	7,837
Amortization of intangible assets and debt costs	6,651	6,421
Equity in (income) losses of unconsolidated entities, net of dividends received	(2)	86
Loss on debt extinguishment	3,518	—
Write-off of debt discount and debt issuance costs	8,010	132
Stock-based compensation	5,680	6,581
Deferred income taxes	(563)	(1,505)
Changes in other long-term liabilities	(1,506)	(543)
Other	28	96
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	36,157	31,959
Prepaid expenses and other	(3,259)	(659)
Term receivables, long-term	(6,930)	23,697
Accounts payable and accrued liabilities	(61,698)	(38,629)
Income taxes payable	(4,016)	367
Deferred revenue	3,271	14,833

Net cash (used in) provided by operating activities	(9,262)	27,648

Investing Cash Flows:
Purchases of property, plant, and equipment	(6,345)	(7,608)
Acquisitions of businesses and equity interests, net of cash acquired	(2,036)	(9,787)

Net cash used in investing activities	(8,381)	(17,395)

Financing Cash Flows:
Proceeds from issuance of common stock	7,368	2,167
Repurchase of common stock	(24,997)	—
Net decrease in short-term borrowings	(6,624)	(11,091)
Debt and equity issuance costs	(8,575)	(631)
Proceeds from notes payable and revolving credit facility	253,000	50,000
Repayments of notes payable and revolving credit facility	(219,919)	(50,000)

Net cash provided by (used in) financing activities	253	(9,555)

Effect of exchange rate changes on cash and cash equivalents	758	(309)

Net change in cash and cash equivalents	(16,632)	389
Cash and cash equivalents at the beginning of the period	133,113	99,340

Cash and cash equivalents at the end of the period	$116,481	$99,729

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

All numerical dollar and share references are in thousands, except for per share data.

(1)	General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain equipment and certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 9. “Commitments and Contingencies.”

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

Multiple element arrangements involving hardware – For multiple element arrangements involving our emulation hardware systems, we allocate revenue to each element based on the relative selling price of each deliverable. In order to meet the separation criteria to allocate revenue to each element we must determine the standalone selling price of each element using a hierarchy of evidence. The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. A company should consider market conditions as well as entity-specific factors when estimating a selling price.

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements based on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which could impact the timing of revenue recognition if not delivered together.

Reclassification

Certain immaterial reclassifications have been made in the condensed consolidated balance sheet to correct the presentation as of January 31, 2011. Specifically, we made a reclassification to other assets of $5,481 which was incorrectly classified as other receivables.

(3)	Fair Value Measurement—We measure financial instruments at fair value on a quarterly basis. The Financial Accounting Standards Board established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of April 30, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$1,851	$—	$1,851	$—
Contingent consideration	(6,475)	—	—	(6,475)

Total	$(4,624)	$—	$1,851	$(6,475)

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$826	$—	$826	$—
Contingent consideration	(5,342)	—	—	(5,342)

Total	$(4,516)	$—	$826	$(5,342)

In connection with certain acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangements and have included $795 of the balance in accrued liabilities and the remaining $5,680 in other long-term liabilities on our condensed consolidated balance sheet.

The following table summarizes Level 3 activity:

Balance as of January 31, 2011	$5,342
Additions	1,090
Payments	(8)
Interest accretion	51

Balance as of April 30, 2011	$6,475

The following table summarizes the fair value and carrying value of notes payable:

As of	April 30, 2011	January 31, 2011
Fair value of notes payable	$263,484	$222,591
Carrying value of notes payable	$210,787	$209,348

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of notes payable, $2,000 as of January 31, 2011 was classified as current on our condensed consolidated balance sheets. The carrying amount of short-term borrowings of $9,055 as of April 30, 2011 and $15,544 as of January 31, 2011 approximates fair value because of the short-term nature of the instruments.

(4)	Business Combinations—For each business we acquire, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed was allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

During the three months ended April 30, 2011, we acquired one privately-held company, which was not material individually or in the aggregate, for a total consideration of $1,890.

The separate results of operations for the acquisitions during the three months ended April 30, 2011 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly, pro-forma financial statements of the combined entities have been omitted.

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

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the condensed consolidated statement of operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to other expense, net in the condensed consolidated statement of operations. We noted no such instance during the three months ended April 30, 2011 or 2010.

The fair values and balance sheet presentation of our derivative instruments as of April 30, 2011 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Other receivables	$725	$(161)
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	1,911	(624)

Total derivatives		$2,636	$(785)

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2011 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Other receivables	$575	$(414)
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	1,125	(460)

Total derivatives		$1,700	$(874)

During the three months ended April 30, 2011, we entered into 366 new foreign currency forward contracts. We had a total of 37 contracts outstanding with a total gross notional value of $126,716 outstanding as of April 30, 2011. For the three months ended April 30, 2010, we entered into 337 new foreign currency contracts. We had a total of 43 contracts with a total gross notional value of $203,281 outstanding as of April 30, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

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

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) for the three months ended April 30, 2011 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$586	Revenues	$(449)	Other expense, net	$24
		Operating expenses	560

Total	$586		$111		$24

The gain on cash flow forwards of $24 recognized in other expense, net for the three months ended April 30, 2011 is related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the three months ended April 30, 2010 is as follows:

Derivatives Designated as Hedging Instruments	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$(1,250)	Revenues	$(131)	Other expense, net	$30
		Operating expenses	(1,713)

Total	$(1,250)		$(1,844)		$30

The gain on cash flow forwards of $30 recognized in other expense, net for the three months ended April 30, 2010 was related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in accumulated other comprehensive income was as follows:

As of	April 30, 2011	January 31, 2011
Accumulated OCI before tax effect	$545	$69
Accumulated OCI after tax effect	$455	$(2)

The balance represents a net unrealized gain on foreign currency exchange contracts related to hedges of forecasted revenues and expenses expected to occur within the next twelve months. We will transfer this amount to the condensed consolidated statement of operations upon recognition of the related revenues and recording of the respective expenses. We expect substantially all of the hedge balance in accumulated other comprehensive income to be reclassified to the condensed consolidated statement of operations within the next twelve months.

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income is as follows:

Derivatives Not Designated as Hedging Instruments	Gain Recognized in Income on Derivatives
	Location	Amount as of April 30, 2011	Amount as of April 30, 2010
Non-designated forwards	Other expense, net	$3,281	$1,423

(6)	Term Receivables and Trade Accounts Receivable—We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in trade accounts receivable, net and balances that are due more than one year from the balance sheet date in term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction, using the effective interest method, to system and software revenues over the period in which payments are made and balances are outstanding. We determine the discount rate at the outset of the arrangement based upon the current credit rating of the customer. We reset the discount rate periodically considering changes in prevailing interest rates but do not adjust previously discounted balances.

Term receivable and trade accounts receivable balances were as follows:

As of	April 30, 2011	January 31, 2011
Trade accounts receivable	$139,028	$153,733
Term receivables, short-term	$182,012	$193,342
Term receivables, long-term	$179,014	$167,425

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

The credit risk assessment for our long-term receivables was as follows:

As of	April 30, 2011	January 31, 2011
S&P credit rating:
AAA+ through BBB-	$106,906	$84,685
BB+ and lower	11,594	19,473

	118,500	104,158
Internal credit assessment	60,514	63,267

Total long-term term receivables	$179,014	$167,425

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

The following shows the change in allowance for doubtful accounts for the three months ended April 30, 2011:

	Beginning balance as of January 31, 2011	Charged (credited) to expense	Deductions(1)	Ending balance as of April 30, 2011
Allowance for doubtful accounts	$3,941	$(182)	$21	$3,780

(1)	Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $11,403 for the three months ended April 30, 2011 compared to $14,909 for the three months ended April 30, 2010.

(7)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	April 30, 2011	January 31, 2011
Collections of previously sold accounts receivable	$4,143	$10,680
Other borrowings	4,912	4,864

Short-term borrowings	$9,055	$15,544

In April 2011, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that terminates April 27, 2015. The revolving credit facility has a maximum borrowing capacity of $125,000. Under this revolving credit facility, we have the option to pay interest based on:

(i) London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 2.25% and 3.25% based on a pricing grid tied to a financial covenant, or

(ii) A base rate plus a spread of between 1.25% and 2.25%, based on a pricing grid tied to a financial covenant.

The base rate is defined as the highest of:

(i) The federal funds rate, as defined, plus 0.5%,

(ii) The prime rate of the lead bank, or

(iii) One-month LIBOR plus 1.0%.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.40% and 0.50% based on a pricing grid tied to a financial covenant. We paid commitment fees as follows:

Three months ended April 30,	2011	2010
Commitment fees	$80	$66

This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

•

Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement, which establishes a fixed level of required tangible net worth. Each quarter the required level increases by 70% of any positive net income in the quarter (but in the aggregate no more than 70% of positive net income for any full fiscal year), 100% of the amortization of intangible assets in the quarter, and 100% of certain stock issuance proceeds. The required level also decreases each quarter by 50% of amounts paid for dividends or repurchases of our stock and certain amounts of acquired intangible assets;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

•

Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 42.0% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility limits the aggregate amount we can pay for dividends and repurchases of our stock over the four year term of the facility to $50,000 plus 70% of our cumulative net income.

We were in compliance with all financial covenants as of April 30, 2011. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

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

(8)	Notes Payable—Notes payable consist of the following:

As of	April 30, 2011	January 31, 2011
4.00% Debentures due 2031	$209,474	$—
6.25% Debentures due 2026, issued 2006	—	157,843
6.25% Debentures due 2026, issued fiscal 2011	—	31,705
Term Loan due 2013	—	18,500
Other	1,313	1,300

Notes payable	210,787	209,348
Term Loan due 2013, current portion	—	(2,000)

Notes payable, long-term	$210,787	$207,348

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of April 30, 2011. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash up to the principal amount of the 4.00% Debentures that are converted; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

We may redeem some or all of the 4.00% Debentures for cash on or after April 5, 2016 at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

Period	Redemption Price
Beginning on April 5, 2016 and ending on March 31, 2017	101.143%
Beginning on April 1, 2017 and ending on March 31, 2018	100.571%
On April 1, 2018 and thereafter	100.000%

The holders, at their option, may redeem the 4.00% Debentures in whole or in part for cash on April 1, 2018, April 1, 2021, and April 1, 2026, and in the event of a fundamental change in the company. In each case, our repurchase price will be 100% of the principal amount of the 4.00% Debentures plus any accrued and unpaid interest.

As the 4.00% Debentures contain conversion features that the debt may be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	April 30, 2011
Principal amount	$253,000
Unamortized debt discount	(43,526)

Net carrying amount of the liability component	$209,474

Equity component	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of operations related to the 4.00% debentures:

Three months ended April 30,	2011
Interest expense at the contractual interest rate	$759
Amortization of debt discount	$404

The effective interest rate on the 4.00% Debentures was 7.25% for the three months ended April 30, 2011.

6.25% Debentures due 2026: In March 2006, we issued $200,000 of 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 in a private offering pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 6.25% Debentures was payable semi-annually in March and September.

The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 6.25% Debentures, issued 2006, were as follows:

As of	April 30, 2011	January 31, 2011
Principal amount	$—	$165,000
Unamortized debt discount	—	(7,157)

Net carrying amount of the liability component	$—	$157,843

Equity component	$—	$21,766

We recognized the following amounts in interest expense in the condensed consolidated statements of operations related to the 6.25% Debentures, issued 2006:

Three months ended April 30,	2011	2010
Interest expense at the contractual interest rate	$2,900	$2,578
Amortization of debt discount	$793	$729

The effective interest rate on the 6.25% Debentures, was 8.60% for the three months ended April 30, 2011 and 2010.

The principal amount, unamortized premium, and net carrying amount of the 6.25% Debentures, issued fiscal 2011, were as follows:

As of	April 11, 2011	January 31, 2011
Principal amount	$—	$31,509
Unamortized debt premium	—	196

Net carrying amount of the liability component	$—	$31,705

No equity component was recorded for the 6.25% Debentures, issued fiscal 2011, as the conversion feature was deemed to be non-beneficial when the debt was issued.

During the three months ended April 30, 2011, we redeemed the remaining $196,509 principal amount of 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. No balance remains outstanding following this redemption.

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $500 and accrued interest payments were payable quarterly in February, May, August, and November.

During the three months ended April 30, 2011, we repaid the remaining obligation of $18,500 under the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. The effective interest rate was 4.81% for the three months ended April 30, 2011. No balance remains outstanding following this repayment.

Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 3.875% and is due in full along with all accrued interest on November 17, 2012.

(9)	Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum. There have been no significant changes to the future minimum lease payments due under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer or a set cap. As of April 30, 2011, we were not aware of any material liabilities arising from these indemnification obligations.

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

(10)	Employee Stock and Savings Plans

Stock Options Plans and Stock Plans

On July 1, 2010, our shareholders approved the 2010 Omnibus Incentive Plan (Incentive Plan) which replaced our prior 1982 Stock Option Plan, Nonqualified Stock Option Plan, 1986 Stock Plan, and 1987 Non-Employee Directors’ Stock Plan. The Incentive Plan is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. The implementation of the Incentive Plan did not modify the terms of any awards granted under prior plans.

Stock options under the Incentive Plan are generally expected to vest over four years, have an expiration date of ten years from the date of grant, and an exercise price not less than the fair market value of the shares on the date of grant.

As of April 30, 2011, a total of 8,924 shares of common stock were available for future grant under the above Incentive Plan.

We assumed the stock plans of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010. Under the terms of our merger agreement with Valor, options outstanding under these plans were converted to options to purchase shares of our common stock. Options issued under these plans vest over four years from the original grant date and have an expiration date of ten years from the original grant date. The exercise price of each converted option is equal to the product of the original exercise price and the original number of options granted divided by the number of converted options received. These stock plans have been suspended and no future awards will be granted under these plans. Options for a total of 2,160 shares of our common stock have been authorized and issued under the Valor plans.

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

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance as of January 31, 2011	11,867	$9.94
Granted	—	—
Exercised	(1,096)	6.76
Forfeited	(73)	8.11
Expired	(23)	17.13

Balance as of April 30, 2011	10,675	$10.27

The following table summarizes activity involving restricted stock, including restricted stock units:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested as of January 31, 2011	2,131	$9.61
Granted	107	15.29
Released	(229)	8.07
Cancelled	(26)	9.74

Nonvested as of April 30, 2011	1,983	$10.22

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. As of April 30, 2011, 3,934 shares remain available for future purchase under the ESPPs.

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

In determining expected volatility for purchase rights under our ESPP, we use the historical volatility of our shares of common stock. The expected term is the six month offering period. We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of restricted stock units is the market value as of the grant date.

The weighted average grant date fair values are summarized as follows:

Three months ended April 30,	2011	2010
Options granted	$—	$4.29
Restricted stock units granted	$15.29	$7.99
ESPP purchase rights	$—	$—

The fair value calculations used the following assumptions:

Three months ended April 30,	2010
Stock Option Plans
Risk-free interest rate	2.4%
Dividend yield	0%
Expected life (in years)	5.5
Weighted average volatility	55%

Three months ended April 30,	2010
Acquired Company Options Exchange
Risk-free interest rate	0.1% - 3.3%
Dividend yield	0%
Expected life (in years)	0.1 - 7.7
Volatility (range)	35% - 72%
Weighted average volatility	60%

Three months ended April 30,	2010
Employee Options Exchange
Risk-free interest rate	0.2% - 2.7%
Dividend yield	0%
Expected life (in years)	0.5 - 5.9
Volatility (range)	43% - 77%
Weighted average volatility	43%

(11)	Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on July 6, 2010. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock (Incentive Stock) at a purchase price of fifty dollars, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on December 31, 2011 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and have no dilutive effect on our earnings.

(12)	Net Loss Per Share—We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, restricted stock units, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended April 30,
	2011	2010
Net loss	$(2,353)	$(23,025)

Weighted average common shares used to calculate basic and diluted net loss per share	111,769	103,763

Basic and diluted net loss per share	$(0.02)	$(0.22)

We excluded from the computation of diluted net loss per share stock options, restricted stock units, and ESPP purchase rights to purchase 6,959 shares of common stock for the three months ended April 30, 2011 compared to 16,938 for the three months ended April 30, 2010. The stock options, restricted stock units, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period or the stock options were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Convertible Subordinated Debentures (Floating Rate Debentures) due 2023 (retired during fiscal 2011), the 6.25% Debentures (retired during the three months ended April 30, 2011), and the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 6.25% Debentures and the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures and the 4.00% Debentures.

The conversion features of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”

(13)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Three months ended April 30,	2011	2010
Net loss	$(2,353)	$(23,025)
Change in unrealized gain on derivative instruments	457	611
Change in accumulated translation adjustment	9,084	(3,764)

Comprehensive income (loss)	$7,188	$(26,178)

(14)	Special Charges—The following is a summary of the components of the special charges:

Three months ended April 30,	2011	2010
Employee severance and related costs	$1,147	$1,589
Excess leased facility costs	252	474
Other costs	3,148	1,205

Total special charges	$4,547	$3,268

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $1,147 for the three months ended April 30, 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 27% of these costs were paid during the three months ended April 30, 2011. We expect to pay the remainder during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $252 for the three months ended April 30, 2011 were primarily due to the abandonment of leased facilities.

Other special charges for the three months ended April 30, 2011 included costs of $3,102 related to consulting fees associated with our proxy contest. Also included in other special charges for the three months ended April 30, 2011 was $46 representing legal and other costs related to acquisitions.

Employee severance and related costs of $1,589 for the three months ended April 30, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ending January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $474 for the three months ended April 30, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the three months ended April 30, 2010 included costs of $1,175 related to advisory fees and other costs of $30.

Accrued special charges are included in accrued liabilities and other long-term liabilities in the condensed consolidated Balance Sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2011:

	Accrued special charges as of January 31, 2011	Charges during the three months ended April 30, 2011	Payments during the three months ended April 30, 2011	Accrued special charges as of April 30, 2011 (1)
Employee severence and related costs	$2,664	$1,147	$(1,587)	$2,224
Excess leased facility costs	1,930	252	(429)	1,753
Other costs	2,336	3,148	(2,194)	3,290

Total accrued special charges	$6,930	$4,547	$(4,210)	$7,267

(1)

Of the $7,267 total accrued special charges as of April 30, 2011, $1,113 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $6,154 represented the short-term portion of accrued special charges.

(15)	Other Expense, Net—Other expense, net was comprised of the following:

Three months ended April 30,	2011	2010
Interest income	$534	$277
Foreign currency exchange gain (loss)	(651)	(650)
Other, net	(358)	(768)

Other expense, net	$(475)	$(1,141)

(16)	Income Taxes—The provision for income taxes was comprised of the following:

Three months ended April 30,	2011	2010
Income tax expense	$611	$2,563

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires that on a quarterly basis we evaluate our provision for income tax expense (benefit) of U.S. and non-U.S. jurisdictions based on our projected results of operations for the full year and record an adjustment in the current quarter.

Three months ended April 30,	2011	2010
Effective Tax Rate	(35%)	(13%)
Period specific items expense (benefit)	$(1,334)	$353

Without period specific items, our effective tax rate is (112%) for the three months ended April 30, 2011. Under our forecast of income for the year, we project a 12% effective tax rate with the inclusion of period specific items. Our effective tax rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Reduction in reserves for uncertain foreign tax positions; and

•	The application of tax incentives for research and development in certain foreign jurisdictions.

These differences are partially offset by:

•	U.S. losses for which no tax benefit has been recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

Actual results may differ significantly from our current projections. Further, on a quarterly basis, our effective tax rate could fluctuate considerably and could be adversely affected to the extent earnings are higher or lower than anticipated in countries where we have corresponding higher or lower statutory rates.

As of April 30, 2011, we had a liability of $42,422 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our condensed consolidated balance sheet. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities; however, we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. We do not believe that the ultimate settlement of these liabilities will materially affect our liquidity. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash.

(17)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. The following table shows revenue recognized from these customers:

Three months ended April 30,	2011	2010
Revenue from customers	$17,306	$12,631
Percentage of total revenue	7.5%	7.0%

(18)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Three months ended April 30,	2011	2010
Cash paid, net for:
Interest	$8,538	$5,939
Income taxes	$2,353	$3,665

As part of the Valor acquisition in fiscal 2011, we acquired an investment in Frontline. During the three months ended April 30, 2011, we received returns on investment of $1,015 from Frontline which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(19)	Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

Three months ended April 30,	2011	2010
Revenues:
North America	$90,323	$65,165
Europe	52,197	42,577
Japan	41,634	31,668
Pacific Rim	45,881	41,167

Total revenues	$230,035	$180,577

For the three months ended April 30, 2011, one customer accounted for 21% of total revenues. No single customer accounted for 10% or more of total revenues for the three months ended April 30, 2010.

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

Three months ended April 30,	2011	2010
Revenues:
IC Design to Silicon	$86,288	$71,532
Integrated System Design	51,545	44,591
Scalable Verification	58,742	36,737
New & Emerging Products	17,968	13,328
Services & Other	15,492	14,389

Total revenues	$230,035	$180,577

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which can represent as much as 50% of our system and software revenue, drive the majority of our period-to-period revenue variances. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues also include short-term term licenses as well as other term licenses where we provide the customer with rights to unspecified or unreleased future products. For these reasons, the timing of large contract renewals, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with revenue changes also being driven by new contracts and increases in the capacity of existing contracts, to a lesser extent.

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

Known Trends and Uncertainties Impacting Future Results of Operations

Our top ten accounts make up approximately 40% of our receivables, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the three months ended April 30, 2011 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outside services in times of economic decline or weakness. In the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011, software maintenance revenues were flat. During the fiscal year ended January 31, 2011, we noted an increase in software maintenance revenues.

Bookings during the first quarter of fiscal 2012 increased by approximately 5% compared to the first quarter of fiscal 2011. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the first quarter of fiscal 2012 accounted for approximately 40% of total system and software bookings compared to approximately 50% for the first quarter of fiscal 2011. The number of new customers during the first quarter of fiscal 2012, excluding PADS (our ready to use printed circuit board design tools) increased approximately 20% from the levels experienced during the first quarter of fiscal 2011.

We are focused on continued expense control in the operation of our business. We have plans to reduce sales, general, and administrative expenses as a percentage of revenue over the next three fiscal years.

Product Developments

During the three months ended April 30, 2011, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first quarter of fiscal 2012, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

Critical Accounting Policies

We base our discussion and analysis of our financial condition and results of operations upon our condensed consolidated financial statements which have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience, current facts, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs, and expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, goodwill, intangible assets, long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2011.

RESULTS OF OPERATIONS

Revenues and Gross Margins

Three months ended April 30,	2011	Change	2010
System and software revenues	$139.6	43%	$97.5
System and software gross margin	$123.3	37%	$89.9
Gross margin percent	88%		92%
Service and support revenues	$90.4	9%	$83.1
Service and support gross margin	$66.2	9%	$60.8
Gross margin percent	73%		73%
Total revenues	$230.0	27%	$180.6
Total gross margin	$189.5	26%	$150.7
Gross margin percent	82%		83%

System and Software

Three months ended April 30,	2011	Change	2010
Upfront license revenues	$118.3	65%	$71.5
Ratable license revenues	21.3	(18%)	26.0

Total system and software revenues	$139.6	43%	$97.5

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

Our top ten customers accounted for approximately 60% of system and software revenues for the three months ended April 30, 2011 and approximately 45% for the three months ended April 30, 2010.

System and software revenues increased for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 as a result of an increase in term license revenues of $23.5, driven by contract renewals during the three months ended April 30, 2011 compared to the three months ended April 30, 2010, an increase in perpetual license revenues of $17.5, primarily due to an increase in emulation revenues, and the effect of acquisitions completed in fiscal 2011 of $1.2.

For the three months ended April 30, 2011, one customer accounted for approximately 21% of total revenues. For the three months ended April 30, 2010, no single customer accounted for 10% or more of total revenues.

System and software gross margin percentage was lower for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 primarily due to a change in product mix as a result of higher emulation hardware product revenues. Emulation hardware product revenues typically have lower margins compared to our software product revenues.

Amortization of purchased technology to system and software cost of revenues was $3.4 for the three months ended April 30, 2011 compared to $3.6 for the three months ended April 30, 2010.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 was driven by increased support revenues of $4.2 resulting from of an increase in installed base, which included the effect of acquisitions completed in fiscal 2011 of $1.9. Consulting and training services increased by $2.4 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010, primarily due to increased customer demand for services. The effect of acquisitions completed in fiscal 2011 for Consulting and training services for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 was $0.9.

Geographic Revenues Information

Revenue by Geography

Three months ended April 30,	2011	Change	2010
North America	$90.3	39%	$65.1
Europe	52.2	23%	42.6
Japan	41.6	31%	31.7
Pacific Rim	45.9	11%	41.2

Total revenues	$230.0	27%	$180.6

For the three months ended April 30, 2011, approximately one-fourth of European and all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a favorable impact of $3.0 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 primarily due to the strengthening Japanese yen against the U.S. dollar.

For additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Operating Expenses

Three months ended April 30,	2011	Change	2010
Research and development	$69.9	9%	$64.1
Marketing and selling	76.4	4%	73.6
General and administration	21.9	(3%)	22.5
Equity in earnings of Frontline	(1.0)	(400%)	(0.2)
Amortization of intangible assets	1.6	(33%)	2.4
Special charges	4.5	36%	3.3

Total operating expenses	$173.3	5%	$165.7

Selected Operating Expenses as a Percentage of Total Revenues

Three months ended April 30,	2011	2010
Research and development	30%	36%
Marketing and selling	33%	41%
General and administration	10%	12%

Total selected operating expenses	73%	89%

Research and Development

Research and development expenses increased by $5.8 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The components of this increase are summarized as follows:

Change for the three months ended April 30,
Salaries, variable compensation, and benefits expenses	$4.3
Expenses associated with acquired businesses	2.4
Other expenses	(0.9)

Total change in research and development expenses (1)	$5.8

(1)

The increase in expense for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 includes approximately $3.2, which reflects a change in estimate associated with the allocation of salaries and related costs of our Technical Marketing Engineers (TMEs). Previously all of these costs were allocated to marketing and selling. We further refined our estimate based on research and development activities performed by the TMEs which includes development, code writing and testing.

Marketing and Selling

Marketing and selling expenses increased by $2.8 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The components of this increase are summarized as follows:

Change for the three months ended April 30,
Expenses associated with acquired businesses	$2.4
Travel expenses	1.8
Other expenses	(1.4)

Total change in marketing and selling expenses (1)	$2.8

(1)

The increase in expense for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 includes a reduction of approximately $(3.2), which reflects a change in estimate associated with the allocation of salaries and related costs of our Technical Marketing Engineers (TMEs). See additional discussion regarding the change in estimate in the Research and Development analysis above.

General and Administration

General and administration expenses decreased by $0.6 for the three months ended April 30, 2011 compared to the three months ended April 30, 2010. There were no significant changes within General and administration expenses for the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. For the three months ended April 30, 2011 compared to the three months ended April 30, 2010, we experienced unfavorable currency movements of approximately $2.1 in total operating expenses. The impact of these currency movements is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended March 31, 2011 and for the period from March 18, 2010 through March 31, 2010:

	For the three months ended March 31, 2011	For the period from March 18, 2010 through March 31, 2010
Net income-as reported	$2.2	$0.8
Amortization of purchased technology and other identified intangible assets	1.2	0.6

Equity in earnings of Frontline	$1.0	$0.2

Special Charges

Three months ended April 30,	2011	Change	2010
Employee severance and related costs	$1.1	(31%)	$1.6
Excess leased facility costs	0.3	(40%)	0.5
Other costs, net	3.1	158%	1.2

Total special charges	$4.5	36%	$3.3

Special charges primarily consist of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $1.1 for the three months ended April 30, 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 27% of the costs were paid during the three months ended April 30, 2011. We expect to pay the remainder during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.3 for the three months ended April 30, 2011 were primarily due to the abandonment of leased facilities.

Other special charges for the three months ended April 30, 2011 included costs of $3.1 related to consulting fees associated with our proxy contest.

Employee severance and related costs of $1.6 for the three months ended April 30, 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which were individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local legal requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during the fiscal year ended January 31, 2011. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.5 for the three months ended April 30, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the three months ended April 30, 2010 included costs of $1.2 related to advisory fees.

Interest Expense

Interest expense increased by $13.1 to $17.4 for the three months ended April 30, 2011 compared to $4.3 for the three months ended April 30, 2010. The increase was primarily due to the repayment of debt in April 2011 and the resulting losses of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Debentures, and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

Other Expense, Net

Three months ended April 30,	2011	Change	2010
Interest income	$0.5	67%	$0.3
Foreign currency exchange gain (loss)	(0.6)	—	(0.6)
Other, net	(0.4)	50%	(0.8)

Other expense, net	$(0.5)	55%	$(1.1)

Provision for Income Taxes

Our income tax expense for the three months ended April 30, 2011 was $0.6 compared to $2.6 for the same period in 2010. Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires that on a quarterly basis we evaluate our provision for income tax expense (benefit) of U.S. and non-U.S. jurisdictions based on our projected results of operations for the full year and record an adjustment in the current quarter.

The effective tax rate for the three months ended April 30, 2011 was (35%), compared to (13%) for the same period in 2010, inclusive of period specific items. Without period specific items of ($1.3), our effective tax rate is (112%). We anticipate income for the year, resulting in a projected 12% effective tax rate with the inclusion of period specific items. Our effective tax rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside of the U.S. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards, research and development credits and foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently reinvested foreign earnings is not practicable. To the extent that the earnings of our foreign subsidiaries are not treated as permanently reinvested, which include earnings of certain countries, we have considered the impact in our provision.

We determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryforwards. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize net operating loss carryforwards, research and experimentation credit carryforwards, and foreign tax credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

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

As of April 30, 2011, we had cash and cash equivalents of $116.5. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts.

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

Three months ended April 30,	2011	2010
Cash provided by (used in) operating activities	$(9.3)	$27.6
Cash used in investing activities	$(8.4)	$(17.4)
Cash provided by (used in) financing activities	$0.3	$(9.6)

Operating Activities

Cash flows from operating activities consist of our net income (loss), adjusted for certain non-cash items and changes in operating assets and liabilities. For the three months ended April 30, 2011, our cash used in operating activities was primarily driven by incentive payments made during the quarter on fiscal 2011 year-end accruals, as discussed below. Our cash flows from operating activities are also significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of negative economic conditions or otherwise could have a material adverse effect on our financial condition. We monitor our accounts receivable portfolio for customers with low or declining credit ratings and increase our collection efforts when necessary.

Trade Accounts and Term Receivables

As of	April 30, 2011	January 31, 2011
Trade accounts receivable, net	$321.0	$347.1
Term receivables, long-term	$179.0	$167.4
Average days sales outstanding in short-term receivables	126 days	102 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	54 days	45 days

The increase in the average days sales outstanding in short-term receivables for the three months ended April 30, 2011 compared to the three months ended January 31, 2011 was due to a decrease in revenue in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.

The current portion of term receivables was $182.0 as of April 30, 2011 and $193.3 as of January 31, 2011. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $361.0 as of April 30, 2011 compared to $360.8 as of January 31, 2011.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $11.4 for the three months ended April 30, 2011 compared to $14.9 for the three months ended April 30, 2010. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2012.

Accrued Payroll and Related Liabilities

As of	April 30, 2011	January 31, 2011
Accrued payroll and related liabilities	$58.6	$109.2

The decrease in accrued payroll and related liabilities as of April 30, 2011 compared to January 31, 2010 was primarily due to incentive payments made during the quarter on fiscal 2011 year-end accruals. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year end which result from the full year achievement of results.

Deferred Revenue

As of	April 30, 2011	January 31, 2011
Deferred revenue	$192.7	$185.4

The increase in deferred revenue is primarily due to the addition of short-term software leases and an increase in current billings of support revenue and other services during the quarter ended April 30, 2011.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2011 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment decreased to $6.3 for the three months ended April 30, 2011 compared to $7.6 for the three months ended April 30, 2010. The expenditures for property, plant, and equipment for the three months ended April 30, 2011 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2012 to be approximately $50.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

During the three months ended April 30, 2011, we acquired one privately held company. We plan to finance future business acquisitions through a combination of cash and common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on the revolving credit facility.

Financing Activities

For the three months ended April 30, 2011, cash provided by financing activities consisted primarily of proceeds from the issuance of the 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031, offset in part by the redemption of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026. Additional discussion regarding these notes payable are presented in the section below.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over the three-year period through April 2014. During the three months ended April 30, 2011, we repurchased 1.7 shares of common stock for a total price of $25.0 utilizing proceeds received from the issuance of the 4.00% Debentures. Under the terms of our revolving credit facility, the amount we can repurchase under the remaining $125.0 of our share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253,000 of the 4.00% Debentures. Interest on the 4.00% Debentures due 2031 is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of April 30, 2011. Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash up to the principal amount of the 4.00% Debentures that are converted; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

We may redeem some or all of the 4.00% Debentures for cash on or after April 5, 2016 at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

Period	Redemption Price
Beginning on April 5, 2016 and ending on March 31, 2017	101.143%
Beginning on April 1, 2017 and ending on March 31, 2018	100.571%
On April 1, 2018 and thereafter	100.000%

The holders, at their option, may redeem the 4.00% Debentures in whole or in part for cash on April 1, 2018, April 1, 2021, and April 1, 2026, and in the event of a fundamental change in the company. In each case, the repurchase price will be 100% of the principal amount of the 4.00% Debentures plus any accrued and unpaid interest.

6.25% Debentures due 2026

Interest on the 6.25% Debentures was payable semi-annually in March and September. During April 2011, we redeemed the remaining $196.5 principal amount of the 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, during the three months ended April 30, 2011, we incurred a before tax net loss on the early extinguishment of debt of $11.2, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium on the redemption of the 6.25% Debentures, and a write-off of $1.5 for the remaining portion of unamortized debt issuance costs. No balance remains outstanding following this redemption.

Term Loan due 2013

In April 2010, we entered into a three-year term loan (Term Loan) to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. A fixed principal amount of $0.5 and interest payments were payable quarterly in February, May, August, and November.

In April 2011, we repaid the remaining $18.5 utilizing proceeds received from the issuance of the 4.00% Debentures. No balance remains outstanding following this repayment.

For further information on the 4.00% Debentures, 6.25% Debentures, and the Term Loan, see Note 8. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

In April 2011, we entered into a syndicated, senior, unsecured, four-year revolving credit facility with a maximum borrowing capacity of $125.0. We have the option to pay interest on this revolving credit facility based on:

(i)	London Interbank Offered Rate (LIBOR) with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 2.25% and 3.25% based on a pricing grid tied to a financial covenant; or

(ii)	A base rate plus a spread of between 1.25% and 2.25%, based on a pricing grid tied to a financial covenant.

The base rate is defined as the highest of:

(i)	The federal funds rate, as defined, plus 0.5%;

(ii)	The prime rate of the lead bank; or

(iii)	One-month LIBOR plus 1.0%.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.40% and 0.50% based on a pricing grid tied to a financial covenant.

We had no borrowings against the revolving credit facility during the three months ended April 30, 2011. The base interest rate was 4.50% as of April 30, 2011.

For further information on our revolving credit facility, see Note 7. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2012

We expect revenues for the second quarter of fiscal 2012 to be approximately $210 with loss per share for the same period of approximately $(0.05) per diluted share. For the full fiscal year 2012, we expect revenues of approximately $1,004 with earnings per share of $0.67 per diluted share.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Unless otherwise indicated, all numerical references in tables are in millions, except interest rates and contract rates.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2011. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$6.0	0.01%

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of April 30, 2011 compared to a principal balance of $165.0 with a fixed interest rate of 6.25% as of April 30, 2010. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of April 30, 2011, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

(i)	LIBOR with varying maturities which are commensurate with the borrowing period we select, plus a spread of between 2.25% and 3.25%; or

(ii)	A base rate plus a spread of between 1.25% and 2.25%, based on a pricing grid tied to a financial covenant.

The base rate is defined as the highest of:

(i)	The federal funds rate, as defined, plus 0.5%;

(ii)	The prime rate of the lead bank; or

(iii)	One-month LIBOR plus 1.0%.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of April 30, 2011 and 2010, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 7. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $4.9 outstanding as of April 30, 2011 and $4.3 as of April 30, 2010 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates as of April 30, 2011 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.1.

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

As of	April 30, 2011		January 31, 2011
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$44.3	82.71	$99.6	82.99
Euro	15.7	0.72	40.7	0.75
Indian rupee	12.2	44.49	12.1	45.78
Swedish krona	11.3	6.32	12.9	6.65
Canadian dollar	10.1	0.97	8.4	0.99
British pound	8.8	0.62	13.3	0.63
Other (1)	24.3	—	22.6	—

Total forward contracts	$126.7		$209.6

(1)

Other includes 11 currencies which are the Taiwan dollar, Korean won, Israeli shekel, Danish kroner, Hungarian forints, Russian ruble, Polish zloty, Chinese yuan, Swiss franc, Norwegian kroner, and Singapore dollars.

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

The forward-looking statements contained under “Outlook for Fiscal 2012” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2012,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

Foreign currency fluctuations may have an adverse impact on our operating results.

We typically generate about half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, euro, and the British pound, could have an adverse impact on our operating results.

Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.

Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, anti-corruption and other similar laws, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights. If we violate applicable laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or limited from doing business in one or more countries.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes resulting from the Internal Revenue Service (IRS) and other tax authorities’ examinations. The tax authorities in the U.S. and its various states and in countries where we do business regularly examine our tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.

Forecasting our income tax rate is complex and subject to uncertainty.

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provision under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted, and may be treated as discrete accounting. Examples of items which could cause variability in the rate include tax deductions for stock option expense, application of transfer pricing rules, and changes in our valuation allowance for deferred tax assets. Future events, such as changes in our business and the tax law in the jurisdictions where we do business, could also affect our U.S. and non-U.S. effective rates. For these reasons, our overall global tax rate may be materially different than our forecast.

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

We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. This effort may not result in a successful product offering because of either a change in market conditions or a failure to successfully develop products based on that research and development activity. As a result, we could realize little or no revenues related to our investment in research and development.

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

The Oregon Business Combination Act limits the ability of parties who acquire a significant amount of voting stock to exercise control over us. This provision may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the Board of Directors. In June 2010, we adopted a shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The provisions of the Oregon Business Combination Act and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

Our revolving credit facility has financial and non-financial covenants, and default of any covenant could materially adversely impact us.

Our bank revolving credit facility imposes operating restrictions on us in the form of financial and non-financial covenants. Financial covenants include adjusted quick ratio, tangible net worth, leverage ratio, senior leverage ratio, and minimum cash and accounts receivable ratio. If we were to fail to comply with the financial covenants and did not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility. The declaration of an event of default could have a material adverse effect on our financial condition. We could also find it difficult to obtain other bank lines or credit facilities on comparable terms.

We have a substantial level of indebtedness.

As of April 30, 2011, we had $263.4 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031, $1.3 in other notes payable, and $9.1 million in short-term borrowings. This level of indebtedness among other things could:

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

Our business could be negatively affected as a result of actions of activist shareholders.

Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum dollar value of shares that may yet be purchased under the programs
February 01 - February 28, 2011	—	—	—	—
March 01 - March 31, 2011	—	—	—	—
April 01 - April 30, 2011	1,704,000	$14.67	—	$150,000,000

Total	1,704,000	$14.67	—

(a)	Shares repurchased during April 2011 were acquired in open-market transactions using proceeds from our issuance of 4.00% Debentures.

On April 18, 2011, we announced a share repurchase program approved by our Board of Directors under which we are authorized to purchase up to $150.0 million of our common stock over a three year period. As of April 30, 2011, no shares have been repurchased under this program.

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

Dated: June 7, 2011	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer