Form 10-Q
period 2011-07-31
MENTOR GRAPHICS CORP
filed 2011-09-08
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Number of shares of common stock, no par value, outstanding as of August 31, 2011: 109,785,544

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
In thousands, except per share data
Revenues:
System and software	$117,495	$100,491	$257,140	$197,941
Service and support	96,245	87,443	186,635	170,570

Total revenues	213,740	187,934	443,775	368,511

Cost of revenues:
System and software	14,294	7,977	30,371	14,620
Service and support	26,844	23,633	52,055	46,800
Amortization of purchased technology	2,754	3,560	6,111	7,129

Total cost of revenues	43,892	35,170	88,537	68,549

Gross margin	169,848	152,764	355,238	299,962

Operating expenses:
Research and development	69,905	67,792	139,273	134,436
Marketing and selling	75,758	72,720	153,682	144,544
General and administration	17,348	18,763	34,133	37,042
Equity in earnings of Frontline	(1,139)	(1,162)	(2,156)	(1,346)
Amortization of intangible assets	1,455	1,936	3,065	4,297
Special charges	1,677	3,206	6,224	6,474

Total operating expenses	165,004	163,255	334,221	325,447

Operating income (loss)	4,844	(10,491)	21,017	(25,485)
Other income (expense), net	529	(14)	54	(1,155)
Interest expense	(4,634)	(4,727)	(22,074)	(9,054)

Income (loss) before income tax	739	(15,232)	(1,003)	(35,694)
Income tax expense (benefit)	(3,595)	(985)	(2,984)	1,578

Net income (loss)	$4,334	$(14,247)	$1,981	$(37,272)

Net income (loss) per share:
Basic	$0.04	$(0.13)	$0.02	$(0.35)

Diluted	$0.04	$(0.13)	$0.02	$(0.35)

Weighted average number of shares outstanding:
Basic	110,027	107,629	110,888	105,717

Diluted	112,844	107,629	113,892	105,717

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	July 31, 2011	January 31, 2011
In thousands
Assets
Current assets:
Cash and cash equivalents	$123,469	$133,113
Trade accounts receivable, net of allowance for doubtful accounts of $3,570 as of July 31, 2011 and $3,941 as of January 31, 2011	276,620	347,075
Other receivables	12,622	8,797
Inventory	8,712	8,255
Prepaid expenses and other	17,333	20,072
Deferred income taxes	16,914	15,992

Total current assets	455,670	533,304
Property, plant, and equipment, net of accumulated depreciation of $273,197 as of July 31, 2011 and $257,576 as of January 31, 2011	142,007	139,340
Term receivables	186,483	167,425
Goodwill	511,899	510,508
Intangible assets, net of accumulated amortizaton of $165,658 as of July 31, 2011 and $156,481 as of January 31, 2011	23,465	31,189
Deferred income taxes	1,083	869
Other assets	52,523	45,343

Total assets	$1,373,130	$1,427,978

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,443	$15,544
Current portion of notes payable	—	2,000
Accounts payable	12,393	16,724
Income taxes payable	2,018	5,517
Accrued payroll and related liabilities	49,851	109,173
Accrued liabilities	31,717	39,513
Deferred revenue	174,118	171,416

Total current liabilities	281,540	359,887
Notes payable	212,027	207,348
Deferred revenue	12,662	13,953
Income tax liability	39,741	44,095
Other long-term liabilities	24,472	25,981

Total liabilities	570,442	651,264

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2011 and January 31, 2011; 109,843 shares issued and outstanding as of July 31, 2011 and 111,249 shares issued and outstanding as of January 31, 2011	781,956	765,179
Incentive stock, no par value, 1,200 shares authorized and none issued as of July 31, 2011 and January 31, 2011	—	—
Accumulated deficit	(18,177)	(20,158)
Accumulated other comprehensive income	38,909	31,693

Total stockholders’ equity	802,688	776,714

Total liabilities and stockholders’ equity	$1,373,130	$1,427,978

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended July 31,	2011	2010
In thousands
Operating Cash Flows:
Net income (loss)	$1,981	$(37,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	15,673	15,570
Amortization of intangible assets and debt costs	12,507	13,875
Equity in losses of unconsolidated entities, net of dividends received	1,010	125
Loss on debt extinguishment	3,518	—
Write-off of debt discount and debt issuance costs	8,010	132
Stock-based compensation	11,509	11,684
Deferred income taxes	(1,136)	1,600
Changes in other long-term liabilities	(1,984)	296
Other	(1)	96
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	78,079	21,879
Prepaid expenses and other	(2,372)	(396)
Term receivables, long-term	(15,382)	32,990
Accounts payable and accrued liabilities	(75,704)	(40,755)
Income taxes payable	(9,064)	(5,161)
Deferred revenue	(1,790)	132

Net cash provided by operating activities	24,854	14,795

Investing Cash Flows:
Increase in restricted cash	—	(999)
Purchases of property, plant, and equipment	(16,624)	(18,488)
Acquisitions of businesses and equity interests, net of cash acquired	(2,036)	(9,899)

Net cash used in investing activities	(18,660)	(29,386)

Financing Cash Flows:
Proceeds from issuance of common stock	22,791	14,394
Repurchase of common stock	(59,996)	—
Net decrease in short-term borrowings	(4,390)	(8,888)
Debt and equity issuance costs	(8,895)	(685)
Proceeds from notes payable and revolving credit facility	253,000	50,000
Repayments of notes payable and revolving credit facility	(219,919)	(50,500)

Net cash provided by (used in) financing activities	(17,409)	4,321

Effect of exchange rate changes on cash and cash equivalents	1,571	246

Net change in cash and cash equivalents	(9,644)	(10,024)
Cash and cash equivalents at the beginning of the period	133,113	99,340

Cash and cash equivalents at the end of the period	$123,469	$89,316

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

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain equipment and certain real properties, primarily field sales offices, and research and development facilities, as described in Note 9. “Commitments and Contingencies.”

Revenue Recognition

We report revenue in two categories based on how the revenue is generated: (i) system and software and (ii) service and support.

System and software revenues – We derive system and software revenues from the sale of licenses of software products, emulation hardware systems, and finance fee revenues from our long-term installment receivables from product sales. We primarily license our products using two different license types:

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

Service and support revenues – We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. We recognize maintenance and support revenue ratably over the support services term. We record professional service revenue as the services are provided to the customer.

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

Multiple element arrangements involving software licenses – For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (VSOE) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, we defer revenue until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, we defer revenue until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exist but VSOE does not exist for one or more delivered elements, we recognize revenue using the residual method. Under the residual method, we defer revenue related to the undelivered elements based upon VSOE and we recognize the remaining portion of the arrangement fee as revenue for the delivered elements, assuming all other criteria for revenue recognition are met. If we can no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, we defer revenue until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

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

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. We may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are unable to demonstrate value on a standalone basis of an element, we may be required to combine elements which could impact the timing of revenue recognition if not delivered together.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption is not permitted for public entities. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements and gives entities the option to present the components of net income and comprehensive income as either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. We are currently evaluating the impact of ASU 2011-05 on the presentation of our consolidated financial statements.

Reclassifications

Certain items have been reclassified between cost of revenues and operating expenses, and within operating expenses for the three months ended April 30, 2011, the three months ended April 30, 2010, and the three and six months ended July 31, 2010. We have reclassified a portion of our information technology administrative costs out of general and administration into cost of revenues, research and development, and marketing and selling. Additionally, we have reclassified technical publication expenses associated with our products from research and development to cost of revenues. Finally, we have reclassified the salaries and other related costs of our Technical Marketing Engineers from marketing and selling to research and development. While these reclassifications reduced gross margin, they had no impact on operating income (loss) or net income (loss) for the three months ended April 30, 2011, the three months ended April 30, 2010, and the three and six months ended July 31, 2010.

The reclassification of our previously issued condensed consolidated statement of operations was made to conform to current period presentation. These reclassifications were the result of a refinement of our allocation of costs to more closely align these activities with utilization. In addition these reclassifications more closely align our cost allocations with other companies in our industry.

The amounts have been reclassified in our condensed consolidated statement of operations for the time periods noted below as follows:

	Three months ended April 30, 2010		Three months ended April 30, 2011
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Revenues	$180,577	$180,577	$230,035	$230,035
Cost of revenues
System and software	3,954	6,643	13,016	16,077
Service and support	22,320	23,167	24,166	25,211
Amortization of purchased technology	3,569	3,569	3,357	3,357

Total cost of revenues	29,843	33,379	40,539	44,645

Gross margin	150,734	147,198	189,496	185,390

Operating expenses:
Research and development	64,132	66,644	69,906	69,368
Marketing and selling	73,652	71,824	76,404	77,924
General and administration	22,499	18,279	21,873	16,785
Equity in earnings of Frontline	(184)	(184)	(1,017)	(1,017)
Amortization of intangible assets	2,361	2,361	1,610	1,610
Special charges	3,268	3,268	4,547	4,547

Total operating expenses	165,728	162,192	173,323	169,217

Operating income (loss)	$(14,994)	$(14,994)	$16,173	$16,173

	Three months ended July 31, 2010		Six months ended July 31, 2010
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Revenues	$187,934	$187,934	$368,511	$368,511
Cost of revenues
System and software	5,237	7,977	9,191	14,620
Service and support	22,746	23,633	45,066	46,800
Amortization of purchased technology	3,560	3,560	7,129	7,129

Total cost of revenues	31,543	35,170	61,386	68,549

Gross margin	156,391	152,764	307,125	299,962

Operating expenses:
Research and development	65,045	67,792	129,177	134,436
Marketing and selling	74,634	72,720	148,286	144,544
General and administration	23,223	18,763	45,722	37,042
Equity in earnings of Frontline	(1,162)	(1,162)	(1,346)	(1,346)
Amortization of intangible assets	1,936	1,936	4,297	4,297
Special charges	3,206	3,206	6,474	6,474

Total operating expenses	166,882	163,255	332,610	325,447

Operating loss	$(10,491)	$(10,491)	$(25,485)	$(25,485)

(3)	Fair Value Measurement—We measure financial instruments at fair value on a quarterly basis. The Financial Accounting Standards Board established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$1,031	$—	$1,031	$—
Contingent consideration	(5,854)	—	—	(5,854)

Total	$(4,823)	$—	$1,031	$(5,854)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$826	$—	$826	$—
Contingent consideration	(5,342)	—	—	(5,342)

Total	$(4,516)	$—	$826	$(5,342)

In connection with certain acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangements and have included the balance in other long-term liabilities on our condensed consolidated balance sheet.

The following table summarizes Level 3 activity:

Balance as of January 31, 2011	$5,342
Additions	1,090
Payments/adjustments	(706)
Interest accretion	128

Balance as of July 31, 2011	$5,854

The following table summarizes the fair value and carrying value of notes payable:

As of	July 31, 2011	January 31, 2011
Fair value of notes payable	$244,838	$222,591
Carrying value of notes payable	$212,027	$209,348

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of notes payable, $2,000 as of January 31, 2011 was classified as current on our condensed consolidated balance sheets. The carrying amount of short-term borrowings of $11,443 as of July 31, 2011 and $15,544 as of January 31, 2011 approximates fair value because of the short-term nature of the instruments.

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short-term nature of these assets and liabilities.

(4)	Business Combinations—For each business we acquire, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed has been allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which are amortized to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, is not amortized.

During the six months ended July 31, 2011, we acquired one privately-held company, which was not material to the financial statements, for a total consideration of $1,890.

The separate results of operations for the acquisition during the six months ended July 31, 2011 were not material to the financial statements compared to our overall results of operations and accordingly, pro-forma financial statements of the combined entities have been omitted.

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

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of accumulated other comprehensive income (OCI) in stockholders’ equity. Accumulated OCI associated with hedges of forecasted transactions is reclassified to the condensed consolidated statement of operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to other expense, net in the condensed consolidated statement of operations. We noted no such instance during the three or six months ended July 31, 2011 or 2010.

The fair values and balance sheet presentation of our derivative instruments as of July 31, 2011 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Other receivables	$—	$(25)
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	1,589	(533)

Total derivatives		$1,589	$(558)

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2011 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Other receivables	$575	$(414)
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	1,125	(460)

Total derivatives		$1,700	$(874)

During the six months ended July 31, 2011, we entered into 692 new foreign currency forward contracts. We had a total of 30 contracts outstanding with a total gross notional value of $132,634 outstanding as of July 31, 2011. For the six months ended July 31, 2010, we entered into 664 new foreign currency contracts. We had a total of 45 contracts with a total gross notional value of $156,044 outstanding as of July 31, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

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

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the six months ended July 31, 2011 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$265	Revenues	$(612)	Other expense, net	$52
		Operating expenses	1,002

Total	$265		$390		$52

The gain on cash flow forwards of $52 recognized in other expense, net for the six months ended July 31, 2011 is related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the six months ended July 31, 2010 is as follows:

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

The hedge balance in accumulated other comprehensive income was as follows:

As of	July 31, 2011	January 31, 2011
Accumulated OCI before tax effect	$(56)	$69
Accumulated OCI after tax effect	$(56)	$(2)

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

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income is as follows:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount as of July 31, 2011	Amount as of July 31, 2010
Non-designated forwards	Other expense, net	$1,797	$(665)

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

Term receivable and trade accounts receivable balances were as follows:

As of	July 31, 2011	January 31, 2011
Trade accounts receivable	$91,299	$153,733
Term receivables, short-term	$185,321	$193,342
Term receivables, long-term	$186,483	$167,425

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

We perform a credit risk assessment of all customers using the Standard & Poor’s (S&P) credit rating as our primary credit-quality indicator. The S&P credit ratings are based on the most recent S&P score available. For customers that do not have an S&P credit rating, we base our credit risk assessment on an internal credit assessment which is based on selected short-term financial ratios. Our internal credit assessment is based upon results provided in the customers’ most recent financial statements.

The credit risk assessment for our long-term receivables was as follows:

As of	July 31, 2011	January 31, 2011
S&P credit rating:
AAA+ through BBB-	$105,575	$84,685
BB+ and lower	10,360	19,473

	115,935	104,158
Internal credit assessment	70,548	63,267

Total long-term term receivables	$186,483	$167,425

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

The following shows the change in allowance for doubtful accounts for the six months ended July 31, 2011:

	Beginning balance as of January 31, 2011	Charged (credited) to expense	Deductions(1)	Ending balance as of July 31, 2011
Allowance for doubtful accounts	$3,941	$(218)	$(153)	$3,570

(1)	Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $12,348 for the six months ended July 31, 2011 compared to $26,223 for the six months ended July 31, 2010.

(7)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	July 31, 2011	January 31, 2011
Collections of previously sold accounts receivable	$5,140	$10,680
Other borrowings	6,303	4,864

Short-term borrowings	$11,443	$15,544

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

(i) The federal funds rate, as defined, plus 0.5%,

(ii) The prime rate of the lead bank, or

(iii) One-month LIBOR plus 1.0%.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.40% and 0.50% based on a pricing grid tied to a financial covenant. We paid commitment fees as follows:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Commitment fees	$49	$58	$129	$124

This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

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

We were in compliance with all financial covenants as of July 31, 2011. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

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

(8)	Notes Payable—Notes payable consist of the following:

As of	July 31, 2011	January 31, 2011
4.00% Debentures due 2031	$210,702	$—
6.25% Debentures due 2026, issued 2006	—	157,843
6.25% Debentures due 2026, issued fiscal 2011	—	31,705
Term Loan due 2013	—	18,500
Other	1,325	1,300

Notes payable	212,027	209,348
Term Loan due 2013, current portion	—	(2,000)

Notes payable, long-term	$212,027	$207,348

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of July 31, 2011. These circumstances include:

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

As the 4.00% Debentures contain conversion features that the debt may be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	July 31, 2011
Principal amount	$253,000
Unamortized debt discount	(42,298)

Net carrying amount of the liability component	$210,702

Equity component	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of operations related to the 4.00% debentures:

	Three months ended July 31, 2011	Six months ended July 31, 2011
Interest expense at the contractual interest rate	$2,530	$3,289
Amortization of debt discount	$1,228	$1,632

The effective interest rate on the 4.00% Debentures was 7.25% for the six months ended July 31, 2011.

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

The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 6.25% Debentures, issued 2006, were as follows:

As of	July 31, 2011	January 31, 2011
Principal amount	$—	$165,000
Unamortized debt discount	—	(7,157)

Net carrying amount of the liability component	$—	$157,843

Equity component	$—	$21,766

We recognized the following amounts in interest expense in the condensed consolidated statements of operations related to the 6.25% Debentures, issued 2006:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Interest expense at the contractual interest rate	$—	$2,588	$2,900	$5,166
Amortization of debt discount	$—	$745	$793	$1,474

The effective interest rate on the 6.25% Debentures was 8.60% for the six months ended July 31, 2011 and 2010.

The principal amount, unamortized premium, and net carrying amount of the 6.25% Debentures, issued fiscal 2011, were as follows:

As of	July 31, 2011	January 31, 2011
Principal amount	$—	$31,509
Unamortized debt premium	—	196

Net carrying amount of the liability component	$—	$31,705

No equity component was recorded for the 6.25% Debentures, issued fiscal 2011, as the conversion feature was deemed to be non-beneficial when the debt was issued.

During the six months ended July 31, 2011, we redeemed the remaining $196,509 principal amount of 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. No balance remains outstanding following this redemption.

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $500 and accrued interest payments were payable quarterly in February, May, August, and November.

During the six months ended July 31, 2011, we repaid the remaining obligation of $18,500 under the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. The effective interest rate was 4.81% for the six months ended July 31, 2011. No balance remains outstanding following this repayment.

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

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of July 31, 2011, we were not aware of any material liabilities arising from these indemnification obligations.

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

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date (but no more than an annual offering date total fair market value of $25) at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date.

Stock-Based Compensation Expense

The following table summarizes stock compensation expense recognized:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Cost of goods sold	$237	$238	$504	$450
Research and development	1,975	1,771	4,114	4,209
Marketing	1,413	1,313	3,028	3,503
Administration	2,204	1,781	3,863	3,522

Total	$5,829	$5,103	$11,509	$11,684

(11)	Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on July 6, 2010. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of fifty dollars, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on December 31, 2011 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and have no dilutive effect on our earnings.

(12)	Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, restricted stock units, purchase rights from ESPPs, and warrants using the treasury stock method and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net loss per share:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Net income (loss)	$4,334	$(14,247)	$1,981	$(37,272)

Weighted average common shares used to calculate basic and diluted net income (loss) per share	110,027	107,629	110,888	105,717
Employee stock options, restricted stock units and employee stock purchase plan	2,817	—	3,004	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	112,844	107,629	113,892	105,717

Basic net income (loss) per share	$0.04	$(0.13)	$0.02	$(0.35)

Diluted net income (loss) per share	$0.04	$(0.13)	$0.02	$(0.35)

We excluded from the computation of diluted net income (loss) per share stock options, restricted stock units, and ESPP purchase rights to purchase 4,050 shares of common stock for the three months ended July 31, 2011 and 3,992 shares of common stock for the six months ended July 31, 2011 compared to 14,765 for the three and six months ended July 31, 2010. The stock options, restricted stock units, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period or the stock options or ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Convertible Subordinated Debentures due 2023 (retired during fiscal 2011), the 6.25% Debentures (retired during the six months ended July 31, 2011), and the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 6.25% Debentures and the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures and the 4.00% Debentures.

The conversion features of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”

(13)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Six months ended July 31,	2011	2010
Net income (loss)	$1,981	$(37,272)
Change in unrealized gain on derivative instruments	(54)	1,204
Change in accumulated translation adjustment	7,270	(3,475)
Change in pension liability	—	(4)

Comprehensive income (loss)	$9,197	$(39,547)

(14)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Employee severance and related costs	$1,207	$1,860	$2,354	$3,449
Excess leased facility costs	202	247	454	1,090
Other costs	268	1,099	3,416	1,935

Total special charges	$1,677	$3,206	$6,224	$6,474

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $2,354 for the six months ended July 31, 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 52% of these costs were paid during the six months ended July 31, 2011. We expect to pay the remainder during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $454 for the six months ended July 31, 2011 were primarily due to the abandonment of leased facilities.

Other special charges for the six months ended July 31, 2011 included costs of $3,838 related to consulting fees associated with our fiscal 2011 proxy contest, and other costs of $104. Also included in other special charges for the six months ended July 31, 2011 was $(526) representing adjustments to earn-outs and legal and other costs related to acquisitions.

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

Excess leased facility costs of $1,090 for the six months ended July 31, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the six months ended July 31, 2010 included costs of $2,000 related to advisory fees, a recovery related to a casualty loss of $(566), and other costs of $81. Additionally, acquisition costs of $420 during the six months ended July 31, 2010 represented legal and other costs related to a potential acquisition.

Accrued special charges are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2011:

	Accrued special charges as of January 31, 2011	Charges during the six months ended July 31, 2011	Payments during the six months ended July 31, 2011	Accrued special charges as of July 31, 2011 (1)
Employee severence and related costs	$2,664	$2,354	$(3,080)	$1,938
Excess leased facility costs	1,930	454	(569)	1,815
Other costs	2,336	3,416	(3,422)	2,330

Total accrued special charges	$6,930	$6,224	$(7,071)	$6,083

(1)	Of the $6,083 total accrued special charges as of July 31, 2011, $1,182 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $4,901 represented the short-term portion of accrued special charges.

(15)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Interest income	$535	$266	$1,069	$543
Foreign currency exchange gain (loss)	257	73	(394)	(577)
Other, net	(263)	(353)	(621)	(1,121)

Other income (expense), net	$529	$(14)	$54	$(1,155)

(16)	Income Taxes—The provision for income taxes was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Income tax expense (benefit)	$(3,595)	$(985)	$(2,984)	$1,578

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

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Effective Tax Rate	(487%)	6%	297%	(4%)
Period specific items benefit	($3,717)	($2,275)	($5,052)	($1,922)

Without period specific items, our effective tax rate is (206%) for the six months ended July 31, 2011. Inclusive of period specific items of $(5,052), our effective tax rate is 297%. Under our forecast of income for the year, we project an 8% effective tax rate with the inclusion of period specific items.

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

As of July 31, 2011, we had a liability of $39,741 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our condensed consolidated balance sheet. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities; however, we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(17)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. The following table shows revenue recognized from these customers:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenue from customers	$7,005	$7,264	$24,311	$19,895
Percentage of total revenue	3.3%	3.9%	5.5%	5.4%

(18)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Six months ended July 31,	2011	2010
Cash paid, net for:
Interest	$8,845	$7,202
Income taxes	$5,296	$6,980

As part of the Valor Computerized Systems, Ltd. acquisition in fiscal 2011, we acquired an investment in Frontline PCB Solutions Limited Partnership (Frontline). During the six months ended July 31, 2011, we received returns on investment of $3,115 from Frontline which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(19)	Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenues:
North America	$100,071	$73,121	$190,394	$138,286
Europe	46,642	48,888	98,839	91,465
Japan	25,766	20,161	67,400	51,829
Pacific Rim	41,261	45,764	87,142	86,931

Total revenues	$213,740	$187,934	$443,775	$368,511

For the three months ended July 31, 2011, no single customer accounted for 10% or more of total revenues. For the six months ended July 31, 2011, one customer accounted for 14% of total revenues. For the three months ended July 31, 2010, one customer accounted for 10% of our total revenues. For the six months ended July 31, 2010, no single customer accounted for 10% or more of our total revenues.

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenues:
IC Design to Silicon	$53,633	$71,192	$139,921	$142,724
Integrated System Design	57,300	49,922	108,845	94,513
Scalable Verification	62,060	39,629	120,802	76,366
New & Emerging Products	23,616	11,797	41,584	25,125
Services & Other	17,131	15,394	32,623	29,783

Total revenues	$213,740	$187,934	$443,775	$368,511

Certain reclassifications have been made between categories in the fiscal 2011 presentation to be consistent with the fiscal 2012 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company

We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of electronic hardware and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the military/aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.

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

Known Trends and Uncertainties Impacting Future Results of Operations

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

Bad debt expense recorded for the first six months of fiscal 2012 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outside services in times of economic decline or weakness. In the first half of fiscal 2012 and fiscal 2011, we noted an increase in software maintenance revenues.

Bookings during the first six months of fiscal 2012 increased by approximately 20% compared to the first six months of fiscal 2011. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the first six months of fiscal 2012 accounted for approximately 40% of total system and software bookings compared to approximately 45% for the first six months of fiscal 2011. The number of new customers during the first six months of fiscal 2012, excluding PADS (our ready to use printed circuit board design tools) increased approximately 20% from the levels experienced during the first six months of fiscal 2011.

We are focused on continued expense control in the operation of our business. We anticipate reductions to sales, general, and administrative expenses as a percentage of revenue over the next three fiscal years.

Product Developments

During the six months ended July 31, 2011, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first half of fiscal 2012, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
System and software revenues	$117.5	17%	$100.5	$257.1	30%	$197.9
System and software gross margin	$100.4	13%	$89.0	$220.7	25%	$176.2
Gross margin percent	85%		89%	86%		89%
Service and support revenues	$96.2	10%	$87.4	$186.7	9%	$170.6
Service and support gross margin	$69.4	9%	$63.8	$134.5	9%	$123.8
Gross margin percent	72%		73%	72%		73%
Total revenues	$213.7	14%	$187.9	$443.8	20%	$368.5
Total gross margin	$169.8	11%	$152.8	$355.2	18%	$300.0
Gross margin percent	79%		81%	80%		81%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
Upfront license revenues	$97.8	20%	$81.5	$216.1	41%	$152.9
Ratable license revenues	19.7	4%	19.0	41.0	(9%)	45.0

Total system and software revenues	$117.5	17%	$100.5	$257.1	30%	$197.9

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

Our top ten customers accounted for approximately 30% of system and software revenues for the three months ended July 31, 2011 and approximately 50% for the six months ended July 31, 2011 compared to approximately 50% for the three months ended July 31, 2010 and 40% for the six months ended July 31, 2010.

System and software revenues increased for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 primarily as a result of an increase in term license revenues of $13.9, driven by contract renewals and an increase in base business during the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

System and software revenues increased for the six months ended July 31, 2011 compared to the six months ended July 31, 2010 as a result of an increase in term license revenues of $37.0, driven by contract renewals and an increase in base business during the six months ended July 31, 2011 compared to the six months ended July 31, 2010; an increase in perpetual license revenues of $19.6, primarily due to an increase in emulation revenues; and the effect of acquisitions completed in fiscal 2011 of $1.3.

For the three months ended July 31, 2011, no single customer accounted for 10% or more of total revenues. For the six months ended July 31, 2011, one customer accounted for 14% of our total revenues. For the three months ended July 31, 2010, one customer accounted for 10% of our total revenues. For the six months ended July 31, 2010, no single customer accounted for 10% or more of total revenues.

System and software gross margin percentage was lower for the three and six months ended July 31, 2011 compared to the three and six months ended July 31, 2010 primarily due to a change in product mix as a result of higher emulation hardware product revenues. Emulation hardware product revenues typically have lower margins compared to our software product revenues.

Amortization of purchased technology to system and software cost of revenues was $2.8 for the three months ended July 31, 2011 and $6.1 for the six months ended July 31, 2011 compared to $3.6 for the three months ended July 31, 2010 and $7.1 for the six months ended July 31, 2010.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 was driven by increased support revenues of $4.7 resulting from of an increase in installed base of products. Consulting and training services increased by $3.9 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily due to increased customer demand for services. The effect of acquisitions completed in fiscal 2011 for consulting and training services for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 was $1.5.

The increase in service and support revenues for the six months ended July 31, 2011 compared to the six months ended July 31, 2010 was driven by increased support revenues of $9.4 resulting from an increase in installed base, which included the effect of acquisitions completed in fiscal 2011 of $2.0. Consulting and training services increased by $6.3 for the six months ended July 31, 2011 compared to the six months ended July 31, 2010, primarily due to increased customer demand for services. The effect of acquisitions completed in fiscal 2011 on consulting and training services for the six months ended July 31, 2011 compared to the six months ended July 31, 2010 was $2.1.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
North America	$100.1	37%	$73.1	$190.4	38%	$138.3
Europe	46.6	(5%)	48.9	98.9	8%	91.5
Japan	25.7	28%	20.1	67.4	30%	51.8
Pacific Rim	41.3	(10%)	45.8	87.1	0%	86.9

Total revenues	$213.7	14%	$187.9	$443.8	20%	$368.5

For the three and six months ended July 31, 2011, approximately one-third of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a favorable impact of $4.1 for the three months ended July 31, 2011 compared to the three months ended April 30, 2010 primarily due to the strengthening Japanese yen against the U.S. dollar. Foreign currency had a favorable impact of $7.1 for the six months ended July 31, 2011 compared to the six months ended July 31, 2010 primarily due to the strengthening Japanese yen against the U.S. dollar.

For additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
Research and development	$69.9	3%	$67.8	$139.3	4%	$134.4
Marketing and selling	75.8	4%	72.7	153.7	6%	144.5
General and administration	17.3	(8%)	18.8	34.1	(8%)	37.0
Equity in earnings of Frontline	(1.1)	0%	(1.1)	(2.2)	(69%)	(1.3)
Amortization of intangible assets	1.5	(21%)	1.9	3.1	(28%)	4.3
Special charges	1.6	(50%)	3.2	6.2	(5%)	6.5

Total operating expenses	$165.0	1%	$163.3	$334.2	3%	$325.4

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Research and development	33%	36%	31%	36%
Marketing and selling	35%	39%	35%	39%
General and administration	8%	10%	8%	10%

Total selected operating expenses	76%	85%	74%	85%

Certain items have been reclassified within operating expenses for the three and six months ended July 31, 2010. We have reclassified a portion of our information technology administrative costs out of general and administration into cost of revenues, research and development, and marketing and selling. Additionally, we have reclassified technical publication expenses associated with our products from research and development to cost of revenues. Finally, we have reclassified the salaries and other related costs of our Technical Marketing Engineers from marketing and selling to research and development. For further details regarding these reclassifications see Note 2. “Summary of Significant Accounting Policies” in Notes to Unaudited Condensed Consolidated Financial Statements.

Research and Development

Research and development expenses increased by $2.1 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 and $4.9 for the six months ended July 31, 2011 compared to the six months ended July 31, 2010. The components of this increase are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$2.1	$3.4
Expenses associated with acquired businesses	0.9	3.2
Tax credits	(1.2)	(2.2)
Other expenses	0.3	0.5

Total change in research and development expenses	$2.1	$4.9

Marketing and Selling

Marketing and selling expenses increased by $3.1 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, and $9.2 for the six months ended July 31, 2011 compared to the six months ended June 30, 2010. The components of this increase are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expense	$3.1	$5.7
Expenses associated with acquired businesses	0.1	2.4
Travel expenses	0.4	2.2
Other expenses	(0.5)	(1.1)

Total change in marketing and selling expenses	$3.1	$9.2

General and Administration

General and administration expenses decreased by $1.5 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, and $2.9 for the six months ended July 31, 2011 compared to the six months ended July 31, 2010. There were no individually significant changes within general and administration expenses for the three and six months ended July 31, 2011 compared to the three and six months ended July 31, 2010.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. For the three months ended July 31, 2011 compared to the three months ended July 31, 2010, we experienced unfavorable currency movements of approximately $6.2 in total operating expenses. For the six months ended July 31, 2011 compared to the six months ended July 31, 2010, we experienced unfavorable currency movements of approximately $8.3 in total operating expenses. The impact of these currency movements is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline PCB Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended June 30, 2011 and 2010 and for the six months ended July 31, 2011 and period from March 18, 2010 through June 30, 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010(1)
Net income-as reported	$2.3	$2.4	$4.6	$3.2
Amortization of purchased technology and other identified intangible assets	1.2	1.3	2.4	1.9

Equity in earnings of Frontline	$1.1	$1.1	$2.2	$1.3

(1)	Includes financial information from the date of acquisition of March 18, 2010 through June 30, 2010.

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
Employee severance and related costs	$1.2	(37%)	$1.9	$2.4	(31%)	$3.5
Excess leased facility costs	0.2	—	0.2	0.4	(64%)	1.1
Other costs, net	0.2	(73%)	1.1	3.4	79%	1.9

Total special charges	$1.6	(47%)	$3.2	$6.2	(5%)	$6.5

Special charges primarily consist of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $1.2 for the three months ended July 31, 2011 and $2.4 for the six months ended July 31, 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $0.4 for the six months ended July 31, 2011 were primarily due to the abandonment of leased facilities.

Other special charges for the six months ended July 31, 2011 included costs of $3.8 related to consulting fees associated with our proxy contest.

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

Excess leased facility costs of $1.1 for the six months ended July 31, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the six months ended July 31, 2010 included costs of $2.0 related to advisory fees and $(0.1) in other charges.

Interest Expense

Interest expense increased by $13.0 to $22.1 for the six months ended July 31, 2011 compared to $9.1 for the six months ended July 31, 2010. The increase was primarily due to the repayment of debt in April 2011 and the resulting losses of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures (6.25% Debentures), and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

Other Income (Expense), Net

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
Interest income	$0.5	67%	$0.3	$1.1	120%	$0.5
Foreign currency exchange gain (loss)	0.3	200%	0.1	(0.4)	33%	(0.6)
Other, net	(0.3)	25%	(0.4)	(0.6)	45%	(1.1)

Other income (expense), net	$0.5	—	$—	$0.1	108%	$(1.2)

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2011	Change	2010	2011	Change	2010
Income tax expense (benefit)	$(3.6)	265%	$(1.0)	$(3.0)	(289%)	$1.6

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

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Effective Tax Rate	(487%)	6%	297%	(4%)
Period specific items expense (benefit)	$(3.7)	$(2.3)	$(5.1)	$(1.9)

The income tax expense and effective tax rate for the six months ended July 31, 2011 without period specific items are $2.1 and (206%), respectively. This principally reflects significant foreign profits in relation to the small $(1.0) worldwide pre-tax loss for the period. Benefit was not recognized on the U.S. losses due to our U.S. deferred tax assets generally being subject to a valuation allowance. For the six months ended July 31, 2011, the recording of favorable period specific items of $(5.1) resulted in a tax benefit of $(3.0) and a 297% effective tax rate. For the year, we have projected an 8% effective tax rate inclusive of period specific items.

Our effective tax rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Reduction in reserves for uncertain foreign tax positions; and

•	The application of tax incentives for research and development in certain foreign jurisdictions.

These differences are partially offset by:

•	U.S. losses for which no tax benefit has been recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding tax in certain foreign jurisdictions.

We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside of the U.S. Upon repatriation, some of these earnings may be sheltered from U.S. tax to the extent they had previously been taxed under the U.S. deferral rules, and by U.S. loss carryforwards, research and development credits and foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently reinvested foreign earnings is not practicable. To the extent that the earnings of our foreign subsidiaries are not treated as permanently reinvested, which include earnings of certain countries, we have considered the impact in our provision.

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

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. Many of these events cannot be predicted, such as clarifications of tax law by administrative or judicial means, and it is often difficult to predict the final outcome or timing of resolution of any particular tax matter. We expect to record additional reserves in future periods with respect to our tax filing positions. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings on our revolving credit facility.

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of July 31, 2011, we have cash totaling approximately $100 million held by our foreign subsidiaries. While the majority of our foreign earnings are indefinitely reinvested in foreign operations, a significant portion of offshore cash is accessible due to some of our foreign earnings being previously taxed in the U.S. and available net operating loss and tax credit carryforwards. We have provided tax on amounts which are not permanently reinvested.

To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

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

Six months ended July 31,	2011	2010
Cash provided by operating activities	$24.9	$14.8
Cash used in investing activities	$(18.7)	$(29.4)
Cash provided by (used in) financing activities	$(17.4)	$4.3

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

Trade Accounts and Term Receivables

As of	July 31, 2011	January 31, 2011
Trade accounts receivable, net	$276.6	$347.1
Term receivables, long-term	$186.5	$167.4
Average days sales outstanding in short-term receivables	116 days	102 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	38 days	45 days

The increase in the average days sales outstanding in short-term receivables for the three months ended July 31, 2011 compared to the three months ended January 31, 2011 was primarily due to a seasonal decrease in revenue in the second quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.

The current portion of term receivables was $185.3 as of July 31, 2011 and $193.4 as of January 31, 2011. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $371.8 as of July 31, 2011 compared to $360.8 as of January 31, 2011.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $12.3 for the six months ended July 31, 2011 compared to $26.2 for the six months ended July 31, 2010. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2012.

Accrued Payroll and Related Liabilities

As of	July 31, 2011	January 31, 2011
Accrued payroll and related liabilities	$49.9	$109.2

The decrease in accrued payroll and related liabilities as of July 31, 2011 compared to January 31, 2010 was primarily due to incentive payments made during fiscal 2012 on fiscal 2011 year-end accruals. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year end which result from the full year achievement of results.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2011 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment decreased to $16.6 for the six months ended July 31, 2011 compared to $18.5 for the six months ended July 31, 2010. The expenditures for property, plant, and equipment for the six months ended July 31, 2011 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2012 to be approximately $55.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

During the six months ended July 31, 2011, we acquired one privately held company. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on the revolving credit facility.

Financing Activities

For the six months ended July 31, 2011, cash used in financing activities consisted primarily of the redemption of the 6.25% Debentures due 2026 and repurchases of common stock offset in part by proceeds from the issuance of the 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031. Additional discussion regarding these notes payable is presented in the section below.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over a three year period through April 2014. During the six months ended July 31, 2011, we repurchased 2.6 shares of common stock for a cost of $35.0 under this program. Under the terms of our revolving credit facility, the amount we can repurchase under the share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011; an additional $16.4 of our stock can be repurchased under this limit as of July 31, 2011. Also in April 2011, before the approval and announcement of our share repurchase program, we repurchased 1.7 shares of common stock for a cost of $25.0 utilizing proceeds received from the issuance of the 4.00% Debentures.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of the 4.00% Debentures. Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of July 31, 2011. Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash up to the principal amount of the 4.00% Debentures that are converted; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances. Any make whole premium would have the effect of increasing the amount of any cash, securities, or other property or assets otherwise due to holders of debentures upon conversion.

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

6.25% Debentures due 2026

Interest on the 6.25% Debentures was payable semi-annually in March and September. During April 2011, we redeemed the remaining $196.5 principal amount of the 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, during the six months ended July 31, 2011, we incurred a before tax net loss on the early extinguishment of debt of $11.2, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium on the redemption of the 6.25% Debentures, and a write-off of $1.5 for the remaining portion of unamortized debt issuance costs. No balance remains outstanding following this redemption.

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

We had no borrowings against the revolving credit facility during the six months ended July 31, 2011. The base interest rate was 4.5% as of July 31, 2011.

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

OUTLOOK FOR FISCAL 2012

We expect revenues for the third quarter of fiscal 2012 to be approximately $245 with earnings per share for the same period of approximately $0.18 per diluted share. For the full fiscal year 2012, we expect revenues of approximately $1,004 with earnings per share of $0.68 per diluted share.

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

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. As of July 31, 2011, we had no short-term investments or cash equivalents outstanding in our investment portfolio.

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of July 31, 2011 compared to a principal balance of $176.5 with a fixed interest rate of 6.25% as of July 31, 2010. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of July 31, 2011, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of July 31, 2011 and 2010, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 7. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $6.3 outstanding as of July 31, 2011 and $4.6 as of July 31, 2010 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates as of July 31, 2011 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.1.

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

As of	July 31, 2011		January 31, 2011
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$38.3	78.96	$99.6	82.99
Euro	28.2	0.71	40.7	0.75
Indian rupee	11.8	44.71	12.1	45.78
Swedish krona	11.6	6.58	12.9	6.65
Canadian dollar	9.6	0.96	8.4	0.99
Taiwan dollar	9.2	28.94	7.2	28.86
British pound	7.3	0.62	13.3	0.63
Other (1)	16.6	—	15.4	—

Total forward contracts	$132.6		$209.6

(1)

Other includes 10 currencies which are the Korean won, Israeli shekel, Danish kroner, Hungarian forints, Russian ruble, Polish zloty, Chinese yuan, Swiss franc, Norwegian kroner, and Singapore dollars.

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, or a “double-dip” recession, can adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business.

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

We have a lengthy sales cycle. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Sales of our products and services are sometimes discretionary and may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes. Long sales cycles for our hardware products may subject us to risks over which we have limited control, including insufficient, excess, or obsolete inventory, variations in inventory valuation, and fluctuations in quarterly operating results.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other tax authorities. The tax authorities in the U.S. and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.

Forecasting our income tax rate is complex and subject to uncertainty.

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted, and may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.

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

As of July 31, 2011, we had $265.7 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031, $1.3 in other notes payable, and $11.4 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
May 01 - May 31, 2011	583,200	$13.49	583,200	$142,135,155
June 01 - June 30, 2011	2,052,100	13.20	2,052,100	115,053,608
July 01 - July 31, 2011	—	—	—	115,053,608

Total	2,635,300	$13.26	2,635,300

On April 18, 2011, we announced a share repurchase program approved by our Board of Directors which authorized the repurchase of up to $150.0 million of our common stock over a three year period.

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

Dated: September 7, 2011	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer