Form 10-Q
period 2011-10-31
MENTOR GRAPHICS CORP
filed 2011-12-07
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Number of shares of common stock, no par value, outstanding as of December 1, 2011: 109,422,257

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Mentor Graphics Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
In thousands, except per share data
Revenues:
System and software	$154,363	$148,101	$411,503	$346,042
Service and support	96,145	90,836	282,780	261,406

Total revenues	250,508	238,937	694,283	607,448

Cost of revenues:
System and software	10,864	14,261	41,235	28,881
Service and support	27,621	25,430	79,676	72,230
Amortization of purchased technology	1,761	3,299	7,872	10,428

Total cost of revenues	40,246	42,990	128,783	111,539

Gross margin	210,262	195,947	565,500	495,909

Operating expenses:
Research and development	81,305	73,622	220,578	208,058
Marketing and selling	83,036	80,591	236,718	225,135
General and administration	17,922	18,485	52,055	55,527
Equity in losses (earnings) of Frontline	134	(415)	(2,022)	(1,761)
Amortization of intangible assets	1,296	1,445	4,361	5,742
Special charges	1,164	1,578	7,388	8,052

Total operating expenses	184,857	175,306	519,078	500,753

Operating income (loss)	25,405	20,641	46,422	(4,844)
Other income (expense), net	1,836	(206)	1,890	(1,361)
Interest expense	(4,615)	(4,324)	(26,689)	(13,378)

Income (loss) before income tax	22,626	16,111	21,623	(19,583)
Income tax expense (benefit)	(1,445)	854	(4,429)	2,432

Net income (loss)	$24,071	$15,257	$26,052	$(22,015)

Net income (loss) per share:
Basic	$0.22	$0.14	$0.24	$(0.21)

Diluted	$0.22	$0.14	$0.23	$(0.21)

Weighted average number of shares outstanding:
Basic	109,501	109,364	110,423	106,942

Diluted	111,563	112,139	113,181	106,942

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

As of	October 31, 2011	January 31, 2011
In thousands
Assets
Current assets:
Cash and cash equivalents	$111,989	$133,113
Trade accounts receivable, net of allowance for doubtful accounts of $3,773 as of October 31, 2011 and $3,941 as of January 31, 2011	291,084	347,075
Other receivables	13,262	8,797
Inventory	9,284	8,255
Prepaid expenses and other	17,855	20,072
Deferred income taxes	16,831	15,992

Total current assets	460,305	533,304
Property, plant, and equipment, net of accumulated depreciation of $276,355 as of October 31, 2011 and $257,576 as of January 31, 2011	145,161	139,340
Term receivables	204,295	167,425
Goodwill	516,958	510,508
Intangible assets, net of accumulated amortization of $168,714 as of October 31, 2011 and $156,481 as of January 31, 2011	25,219	31,189
Deferred income taxes	—	869
Other assets	51,389	45,343

Total assets	$1,403,327	$1,427,978

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,600	$15,544
Current portion of notes payable	—	2,000
Accounts payable	10,524	16,724
Income taxes payable	3,026	5,517
Accrued payroll and related liabilities	75,732	109,173
Accrued liabilities	32,009	39,513
Deferred revenue	164,457	171,416

Total current liabilities	293,348	359,887
Notes payable	213,288	207,348
Deferred revenue	13,746	13,953
Income tax liability	34,432	44,095
Deferred income taxes	147	—
Other long-term liabilities	22,449	25,981

Total liabilities	577,410	651,264

Commitments and contingencies (Note 9)
Noncontrolling interest with redemption feature	8,196	—
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2011 and January 31, 2011; 109,332 shares issued and outstanding as of October 31, 2011 and 111,249 shares issued and outstanding as of January 31, 2011	776,516	765,179
Incentive stock, no par value, 1,200 shares authorized and none issued as of October 31, 2011 and January 31, 2011	—	—
Retained earnings (accumulated deficit)	5,894	(20,158)
Accumulated other comprehensive income	35,311	31,693

Total stockholders’ equity	817,721	776,714

Total liabilities and stockholders’ equity	$1,403,327	$1,427,978

See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended October 31,	2011	2010
In thousands
Operating Cash Flows:
Net income (loss)	$26,052	$(22,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	24,137	23,169
Amortization of intangible assets and debt costs	17,200	19,872
Dividends received from unconsolidated entities, net of equity in income (loss)	3,480	1,110
Loss on debt extinguishment	3,518	—
Write-off of debt discount and debt issuance costs	8,010	—
Stock-based compensation	16,623	16,591
Deferred income taxes	177	(3,462)
Changes in other long-term liabilities	(3,575)	(3,120)
Gain on conversion of equity method investment to controlling interest	(1,519)	—
Other	(18)	252
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	60,828	541
Prepaid expenses and other	(6,612)	(2,439)
Term receivables, long-term	(35,712)	18,596
Accounts payable and accrued liabilities	(54,535)	(19,811)
Income taxes payable	(12,380)	(1,332)
Deferred revenue	(10,482)	(20,857)

Net cash provided by operating activities	35,192	7,095

Investing Cash Flows:
Increase in restricted cash	—	(999)
Purchases of property, plant, and equipment	(25,062)	(36,769)
Acquisitions of businesses and equity interests, net of cash acquired	(1,169)	(13,204)

Net cash used in investing activities	(26,231)	(50,972)

Financing Cash Flows:
Proceeds from issuance of common stock	23,391	15,632
Repurchase of common stock	(69,996)	—
Net decrease in short-term borrowings	(8,336)	(6,247)
Debt and equity issuance costs	(8,929)	(971)
Proceeds from notes payable and revolving credit facility	253,000	80,225
Repayments of notes payable and revolving credit facility	(219,919)	(81,763)

Net cash provided by (used in) financing activities	(30,789)	6,876

Effect of exchange rate changes on cash and cash equivalents	704	1,948

Net change in cash and cash equivalents	(21,124)	(35,053)
Cash and cash equivalents at the beginning of the period	133,113	99,340

Cash and cash equivalents at the end of the period	$111,989	$64,287

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

When VSOE or TPE does not exist, we base our ESP for certain elements in arrangements on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. We may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item. If we are unable to demonstrate value on a standalone basis of an element, we could be required to combine elements which may impact the timing of revenue recognition if not delivered together.

Noncontrolling Interest with Redemption Feature

As of October 31, 2011, we have presented a noncontrolling interest in a privately-held company as a result of a business combination. In conjunction with this business combination, we also entered into an agreement which allows the other owners of the company to require us to purchase their noncontrolling interest at a future date for a price based on a formula defined in the agreement. The noncontrolling interest adjusted for this redemption feature is presented on the condensed consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.

The results of the majority-owned subsidiary will be presented in our consolidated results with an adjustment reflected on the face of our statement of operations for the noncontrolling investors’ interest in the results of the subsidiary. Additionally, adjustments to the redemption feature will be recorded with an adjustment to retained earnings.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption is not permitted for public entities. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements and gives entities the option to present the components of net income and comprehensive income as either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. ASU 2011-05 will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-05 on the presentation of our consolidated financial statements.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2011-08, “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other.” The amended guidance reduces complexity and cost by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This initial assessment serves as a basis for determining if performing the two-step goodwill impairment test is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain items have been reclassified between cost of revenues and operating expenses, and within operating expenses for the three and nine months ended October 31, 2010. We have reclassified a portion of our information technology administrative costs out of general and administration into cost of revenues, research and development, and marketing and selling. Additionally, we have reclassified technical publication expenses associated with our products from research and development to cost of revenues. Finally, we have reclassified the salaries and other related costs of our Technical Marketing Engineers from marketing and selling to research and development. While these reclassifications reduced gross margin, they had no impact on operating income (loss) or net income (loss) for the three and nine months ended October 31, 2010.

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

The amounts have been reclassified in our condensed consolidated statement of operations for the time periods noted below as follows:

	Three months ended October 31, 2010		Nine months ended October 31, 2010
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Revenues	$238,937	$238,937	$607,448	$607,448
Cost of revenues
System and software	11,218	14,261	20,409	28,881
Service and support	24,445	25,430	69,511	72,230
Amortization of purchased technology	3,299	3,299	10,428	10,428

Total cost of revenues	38,962	42,990	100,348	111,539

Gross margin	199,975	195,947	507,100	495,909

Operating expenses:
Research and development	70,727	73,622	199,904	208,058
Marketing and selling	82,603	80,591	230,889	225,135
General and administration	23,396	18,485	69,118	55,527
Equity in earnings of Frontline	(415)	(415)	(1,761)	(1,761)
Amortization of intangible assets	1,445	1,445	5,742	5,742
Special charges	1,578	1,578	8,052	8,052

Total operating expenses	179,334	175,306	511,944	500,753

Operating income (loss)	$20,641	$20,641	$(4,844)	$(4,844)

(3)	Fair Value Measurement—We measure financial instruments at fair value on a quarterly basis. The Financial Accounting Standards Board established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$1,511	$—	$1,511	$—
Contingent consideration	(5,671)	—	—	(5,671)

Total	$(4,160)	$—	$1,511	$(5,671)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$826	$—	$826	$—
Contingent consideration	(5,342)	—	—	(5,342)

Total	$(4,516)	$—	$826	$(5,342)

In connection with certain acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangements. Of the total recorded balance, $795 was included in accrued liabilities and $4,876 was included in other long term liabilities on our condensed consolidated balance sheet at October 31, 2011. The total recorded balance at January 31, 2011 was included in other long term liabilities on our condensed consolidated balance sheet.

The following table summarizes Level 3 activity:

Balance as of January 31, 2011	$5,342
Additions	1,090
Payments/adjustments	(940)
Interest accretion	179

Balance as of October 31, 2011	$5,671

The following table summarizes the fair value and carrying value of notes payable:

As of	October 31, 2011	January 31, 2011
Fair value of notes payable	$239,364	$222,591
Carrying value of notes payable	$213,288	$209,348

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of notes payable, $2,000 as of January 31, 2011 was classified as current on our condensed consolidated balance sheets. The carrying amount of short-term borrowings of $7,600 as of October 31, 2011 and $15,544 as of January 31, 2011 approximates fair value because of the short-term nature of the instruments.

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

During the nine months ended October 31, 2011, we exchanged one of our product lines for a controlling interest in a privately-held company. The exchange was accounted for as a business combination. Prior to acquiring this controlling interest, we had a noncontrolling investment, which was accounted for under the equity method of accounting. As a result of this transaction, we recognized a gain of $1,519 to adjust the carrying value of our equity method investment in the company to its fair value based on an income approach valuation method. The gain was included in other income (expense), net, in our condensed consolidated statement of operations. We recorded $8,900 for the fair value of the net assets of the acquired business. See Note 2. “Summary of Significant Accounting Policies,” for a description of our accounting for the noncontrolling interest.

Additionally, during the nine months ended October 31, 2011, we acquired another privately-held company, which was not material, for a total consideration of $1,890.

The separate results of operations for the acquisition during the nine months ended October 31, 2011 were not material compared to our overall results of operations and accordingly, pro-forma financial statements of the combined entities have been omitted.

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

To partially offset the net exposures in the euro, British pound, and the Japanese yen, we enter into foreign currency exchange contracts of less than one year which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs. Any gain or loss on euro and British pound contracts is classified as operating expense when the hedged transaction occurs.

We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on foreign currency exchange contracts as a component of accumulated other comprehensive income (OCI) in stockholders’ equity. Accumulated OCI associated with hedges of forecasted transactions is reclassified to the condensed consolidated statement of operations in the same period the forecasted transaction occurs. We discontinue hedge accounting prospectively when we determine that a foreign currency exchange contract is not highly effective as a hedge. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to other income (expense), net in the condensed consolidated statement of operations. We noted no such instance during the three or nine months ended October 31, 2011 or 2010.

The fair values and balance sheet presentation of our derivative instruments as of October 31, 2011 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	$2,038	$(527)

The fair values and balance sheet presentation of our derivative instruments as of January 31, 2011 are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Cash flow forwards	Other receivables	$575	$(414)
Derivatives not designated as hedging instruments:
Non-designated forwards	Other receivables	1,125	(460)

Total derivatives		$1,700	$(874)

During the nine months ended October 31, 2011, we entered into 1,034 new foreign currency forward contracts. We had a total of 33 contracts outstanding with a total gross notional value of $112,952 outstanding as of October 31, 2011. For the nine months ended October 31, 2010, we entered into 1,031 new foreign currency contracts. We had a total of 37 contracts with a total gross notional value of $176,982 outstanding as of October 31, 2010. Notional amounts do not quantify risk or represent our assets or liabilities but are used in the calculation of cash settlements under the contracts.

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

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the nine months ended October 31, 2011 is as follows:

Derivatives Designated as Hedging Instruments	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$147	Revenues	$(859)	Other income (expense), net	$65
		Operating expenses	1,074

Total	$147		$215		$65

The gain on cash flow forwards of $65 recognized in other income (expense), net for the nine months ended October 31, 2011 is related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The pre-tax effect of derivative instruments in cash flow hedging relationships on income and OCI for the nine months ended October 31, 2010 is as follows:

Derivatives Designated as Hedging Instruments	Loss Recognized in OCI on Derivatives (Effective Portion)	Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount	Location	Amount	Location	Amount
Cash flow forwards	$(3,117)	Revenues	$(657)	Other income (expense), net	$46
		Operating expenses	(4,079)

Total	$(3,117)		$(4,736)		$46

The gain on cash flow forwards of $46 recognized in other income (expense), net for the nine months ended October 31, 2010 was related to the time value exclusion of foreign currency forward contracts from our assessment of hedge effectiveness.

The hedge balance in accumulated other comprehensive income was as follows:

As of	October 31, 2011	January 31, 2011
Accumulated OCI before tax effect	$—	$69
Accumulated OCI after tax effect	$—	$(2)

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

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income is as follows:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount as of October 31, 2011	Amount as of October 31, 2010
Non-designated forwards	Other income (expense), net	$(574)	$1,125

(6)	Term Receivables and Trade Accounts Receivable—We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in trade accounts receivable, net and balances that are due more than one year from the balance sheet date in term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction, using the effective interest method, to system and software revenues over the period in which payments are made and balances are outstanding. We determine the discount rate at the outset of the arrangement based upon the current credit rating of the customer. We reset the discount rate periodically considering changes in prevailing interest rates but do not adjust previously discounted balances.

Term receivable and trade accounts receivable balances were as follows:

As of	October 31, 2011	January 31, 2011
Trade accounts receivable	$113,886	$153,733
Term receivables, short-term	$177,198	$193,342
Term receivables, long-term	$204,295	$167,425

Trade accounts receivable include billed amounts whereas term receivables, short-term are comprised of unbilled amounts. Term receivables, short term represent the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur 30 days prior to the contractual due date, in accordance with individual contract installment terms. Term receivables, long-term represent unbilled amounts which are scheduled to be collected beyond one year.

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

The credit risk assessment for our long-term receivables was as follows:

As of	October 31, 2011	January 31, 2011
S&P credit rating:
AAA+ through BBB-	$99,563	$84,685
BB+ and lower	20,861	19,473

	120,424	104,158
Internal credit assessment	83,871	63,267

Total long-term term receivables	$204,295	$167,425

We maintain allowances for doubtful accounts on trade accounts receivable and term receivables for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.

The following shows the change in allowance for doubtful accounts for the nine months ended October 31, 2011:

	Beginning balance as of January 31, 2011	Charged (credited) to expense	Deductions(1)	Ending balance as of October 31, 2011
Allowance for doubtful accounts	$3,941	$26	$(194)	$3,773

(1)	Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $28,295 for the nine months ended October 31, 2011 compared to $39,244 for the nine months ended October 31, 2010.

(7)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	October 31, 2011	January 31, 2011
Collections of previously sold accounts receivable	$2,311	$10,680
Other borrowings	5,289	4,864

Short-term borrowings	$7,600	$15,544

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

(i) The federal funds rate, as defined, plus 0.5%,

(ii) The prime rate of the lead bank, or

(iii) One-month LIBOR plus 1.0%.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.40% and 0.50% based on a pricing grid tied to a financial covenant. We paid commitment fees as follows:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Commitment fees	$128	$61	$257	$185

This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

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

We were in compliance with all financial covenants as of October 31, 2011. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

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

(8)	Notes Payable—Notes payable consist of the following:

As of	October 31, 2011	January 31, 2011
4.00% Debentures due 2031	$211,952	$—
6.25% Debentures due 2026, issued 2006	—	157,843
6.25% Debentures due 2026, issued fiscal 2011	—	31,705
Term Loan due 2013	—	18,500
Other	1,336	1,300

Notes payable	213,288	209,348
Term Loan due 2013, current portion	—	(2,000)

Notes payable, long-term	$213,288	$207,348

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of October 31, 2011. These circumstances include:

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

We may redeem some or all of the 4.00% Debentures for cash on or after April 5, 2016 at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

Period	Price
Beginning on April 5, 2016 and ending on March 31, 2017	101.143%
Beginning on April 1, 2017 and ending on March 31, 2018	100.571%
On April 1, 2018 and thereafter	100.000%

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

As the 4.00% Debentures contain conversion features that the debt may be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	October 31, 2011
Principal amount	$253,000
Unamortized debt discount	(41,048)

Net carrying amount of the liability component	$211,952

Equity component	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of operations related to the 4.00% debentures:

	Three months ended October 31, 2011	Nine months ended October 31, 2011
Interest expense at the contractual interest rate	$2,530	$5,819
Amortization of debt discount	$1,250	$2,882

The effective interest rate on the 4.00% Debentures was 7.25% for the nine months ended October 31, 2011.

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

The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 6.25% Debentures, issued 2006, were as follows:

As of	October 31, 2011	January 31, 2011
Principal amount	$—	$165,000
Unamortized debt discount	—	(7,157)

Net carrying amount of the liability component	$—	$157,843

Equity component	$—	$21,766

We recognized the following amounts in interest expense in the condensed consolidated statements of operations related to the 6.25% Debentures, issued 2006:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Interest expense at the contractual interest rate	$—	$2,578	$2,900	$7,744
Amortization of debt discount	$—	$760	$793	$2,233

The effective interest rate on the 6.25% Debentures was 8.60% for the nine months ended October 31, 2011 and 2010.

During fiscal 2011, we issued $31,509 of 6.25% Debentures. The principal amount, unamortized premium, and net carrying amount of the 6.25% Debentures, issued fiscal 2011, were as follows:

As of	October 31, 2011	January 31, 2011
Principal amount	$—	$31,509
Unamortized debt premium	—	196

Net carrying amount of the liability component	$—	$31,705

No equity component was recorded for the 6.25% Debentures, issued fiscal 2011, as the conversion feature was deemed to be non-beneficial when the debt was issued.

During the nine months ended October 31, 2011, we redeemed the remaining $196,509 principal amount of 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. No balance remains outstanding following this redemption.

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $500 and accrued interest payments were payable quarterly in February, May, August, and November.

During the nine months ended October 31, 2011, we repaid the remaining obligation of $18,500 under the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. The effective interest rate was 4.81% for the nine months ended October 31, 2011. No balance remains outstanding following this repayment.

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

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of October 31, 2011, we were not aware of any material liabilities arising from these indemnification obligations.

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

Stock Options Plans and Stock Plans

Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. Stock options under the Incentive Plan are generally expected to vest over four years, have an expiration date of ten years from the date of grant, and an exercise price no less than the fair market value of the shares on the date of grant.

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

Stock-Based Compensation Expense

For each of the years presented, we estimated the fair value of stock options and purchase rights under our ESPPs using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several subjective assumptions including expected volatility, expected term, and interest rates.

In determining expected volatility for options, we include the elements listed below at the weighted percentages presented:

•	Historical volatility of our shares of common stock at 35%;

•	Historical volatility of shares of comparable companies at 20%;

•	Implied volatility of our traded options at 30%; and

•	Implied volatility of traded options of comparable companies at 15%.

The greatest weighting was provided to our historic volatility based on the amount of consistent historic information available. A lesser weighting has been applied to the implied volatility of our traded options due to a low volume of trades and shorter terms. We have also included the historic and implied volatility of comparable companies in our industry in an effort to capture a broader view of the marketplace.

The relative weighting percentages are periodically reviewed for reasonableness and are subject to change depending on market conditions and our particular facts and circumstances.

The following table summarizes stock compensation expense recognized:

	Three months October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Cost of goods sold	$249	$221	$753	$671
Research and development	2,005	1,798	6,119	6,007
Marketing	1,365	1,299	4,393	4,802
Administration	1,495	1,589	5,358	5,111

Total	$5,114	$4,907	$16,623	$16,591

(11)	Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on July 6, 2010. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of fifty dollars, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on December 31, 2011 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and have no dilutive effect on our earnings.

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

The following provides the computation of basic and diluted net loss per share:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Net income (loss)	$24,071	$15,257	$26,052	$(22,015)

Weighted average common shares used to calculate basic net income (loss) per share	109,501	109,364	110,423	106,942
Employee stock options, restricted stock units and employee stock purchase plan	2,062	2,775	2,758	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	111,563	112,139	113,181	106,942

Basic net income (loss) per share	$0.22	$0.14	$0.24	$(0.21)

Diluted net income (loss) per share	$0.22	$0.14	$0.23	$(0.21)

We excluded from the computation of diluted net income (loss) per share stock options, restricted stock units, and ESPP purchase rights to purchase 7,704 shares of common stock for the three months ended October 31, 2011 and 4,613 shares of common stock for the nine months ended October 31, 2011 compared to 7,178 for the three months ended October 31, 2010 and 15,376 for the nine months ended October 31, 2010. The stock options, restricted stock units, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period or the stock options or ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Convertible Subordinated Debentures due 2023 (retired during fiscal 2011), the 6.25% Debentures (retired during the nine months ended October 31, 2011), and the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 6.25% Debentures and the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures and the 4.00% Debentures.

The conversion features of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”

(13)	Comprehensive Income (Loss)—The following provides a summary of comprehensive income (loss):

Nine months ended October 31,	2011	2010
Net income (loss)	$26,052	$(22,015)
Change in unrealized gain on derivative instruments	2	1,191
Change in accumulated translation adjustment	3,616	3,471
Change in pension liability	—	(4)

Comprehensive income (loss)	$29,670	$(17,357)

(14)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Employee severance and related costs	$1,227	$1,191	$3,581	$4,640
Excess leased facility costs	(173)	302	281	804
Other costs	110	85	3,526	2,608

Total special charges	$1,164	$1,578	$7,388	$8,052

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $3,581 for the nine months ended October 31, 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 67% of these costs were paid during the nine months ended October 31, 2011. We expect to pay the remainder during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.

Excess leased facility costs of $281 for the nine months ended October 31, 2011 were primarily due to the abandonment of leased facilities.

Other special charges for the nine months ended October 31, 2011 included costs of $3,967 related to consulting fees associated with our fiscal 2012 proxy contest, $(545) representing adjustments to earn-outs and other costs related to acquisitions, and other costs of $104.

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

Excess leased facility costs of $804 for the nine months ended October 31, 2010 were primarily due to the abandonment of leased facilities and changes in the estimate of sublease income for previously abandoned leased facilities.

Other special charges for the nine months ended October 31, 2010 included costs of $2,083 related to advisory fees, a recovery related to a casualty loss of $(566), and other costs of $1,091.

Accrued special charges are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2011:

	Accrued special charges as of January 31, 2011	Charges during the nine months ended October 31, 2011	Payments during the nine months ended October 31, 2011	Accrued special charges as of October 31, 2011 (1)
Employee severence and related costs	$2,664	$3,581	$(4,603)	$1,642
Excess leased facility costs	1,930	281	(597)	1,614
Other costs	2,336	3,526	(4,514)	1,348

Total accrued special charges	$6,930	$7,388	$(9,714)	$4,604

(1)

Of the $4,604 total accrued special charges as of October 31, 2011, $1,095 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $3,509 represented the short-term portion of accrued special charges.

(15)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Interest income	$519	$342	$1,588	$885
Foreign currency exchange gain (loss)	211	(435)	(183)	(1,012)
Gain on conversion of equity method investment to controlling interest	1,519	—	1,519	—
Other, net	(413)	(113)	(1,034)	(1,234)

Other income (expense), net	$1,836	$(206)	$1,890	$(1,361)

(16)	Income Taxes—The provision for income taxes was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Income tax expense (benefit)	$(1,445)	$854	$(4,429)	$2,432

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

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Effective Tax Rate	(6%)	5%	(20%)	(12%)
Period specific items benefit	$(3,719)	$(359)	$(8,770)	$(2,281)

Without period specific items, our effective tax rate is 20% for the nine months ended October 31, 2011. Inclusive of net favorable period specific items of $(8,770), our effective tax rate is (20%). For the three and nine month periods ending October 31, 2011 our favorable period specific items resulted primarily from decreases in liabilities for uncertain tax positions. Under our forecast of income for the year, we project a 2% effective tax rate inclusive of period specific items.

Our effective tax rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Reduction in reserves for uncertain tax positions; and

•	The application of tax incentives for research and development.

These differences are partially offset by:

•	U.S. losses and tax credits for which no tax benefit has been recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

Actual results may differ significantly from our current projections. Further, on a quarterly basis, our effective tax rate could fluctuate considerably and could be adversely affected to the extent earnings are higher or lower than anticipated in countries where we have corresponding higher or lower statutory rates.

As of October 31, 2011, we had a liability of $34,432 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our condensed consolidated balance sheet. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities; however, we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(17)	Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of October 31, 2011, we had accounts receivable due from these customers of $6,317. As of January 31, 2011, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Revenue from customers	$5,821	$7,543	$30,132	$27,438
Percentage of total revenue	2.3%	3.2%	4.3%	4.5%

(18)	Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Nine months ended October 31,	2011	2010
Cash paid, net for:
Interest	$14,196	$13,214
Income taxes	$5,863	$9,776

As part of the Valor Computerized Systems, Ltd. acquisition in fiscal 2011, we acquired an investment in Frontline PCB Solutions Limited Partnership (Frontline). During the nine months ended October 31, 2011, we received returns on investment of $5,415 from Frontline which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(19)	Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Revenues:
North America	$116,256	$116,644	$306,650	$254,930
Europe	62,555	60,347	161,394	151,812
Japan	28,793	21,227	96,193	73,056
Pacific Rim	42,904	40,719	130,046	127,650

Total revenues	$250,508	$238,937	$694,283	$607,448

For the three months ended October 31, 2011, no single customer accounted for 10% or more of total revenues. For the nine months ended October 31, 2011, one customer accounted for 13% of total revenues. For the three months ended October 31, 2010, one customer accounted for 10% of our total revenues. For the nine months ended October 31, 2010, no single customer accounted for 10% or more of our total revenues.

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Revenues:
IC Design to Silicon	$96,478	$83,433	$236,400	$226,157
Integrated System Design	60,087	57,839	168,933	152,352
Scalable Verification	65,146	67,088	185,948	143,453
New & Emerging Products	11,895	14,877	53,479	40,001
Services & Other	16,902	15,700	49,523	45,485

Total revenues	$250,508	$238,937	$694,283	$607,448

Certain reclassifications have been made between categories in the fiscal 2011 presentation to be consistent with the fiscal 2012 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We focus on products and design platforms where we have leading market share, enabling us to spend more effort to cause adoption of our technology in new applications, especially for new markets in which EDA companies have not generally participated. We believe this strategy leads to a more diversified product and customer mix and can help reduce the volatility of our business and our credit risk while increasing our potential for growth. System customers make up a much larger percentage of our business than that of most of our EDA competitors.

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which can represent 50% or more of our system and software revenue, drive the majority of our period-to-period revenue variances. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues also include short-term term licenses as well as other term licenses where we provide the customer with rights to unspecified or unreleased future products. For these reasons, the timing of large contract renewals, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with revenue changes also being driven by new contracts and increases in the capacity of existing contracts, to a lesser extent.

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

Bad debt expense recorded for the first nine months of fiscal 2012 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outside services in times of economic decline or weakness. Conversely, in times of economic growth and strengthening, we generally observe an increase in the purchase of outside services. In the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, service and support revenues increased approximately 10%.

Bookings during the first nine months of fiscal 2012 increased by approximately 20% compared to the first nine months of fiscal 2011. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the first nine months of fiscal 2012 and fiscal 2011 accounted for approximately 45% of total system and software bookings. The number of new customers during the first nine months of fiscal 2012, excluding PADS (our ready to use printed circuit board design tools) increased approximately 25% from the levels experienced during the first nine months of fiscal 2011.

We are focused on continued expense control in the operation of our business. We anticipate reductions to sales, general, and administrative expenses as a percentage of revenue over the next three fiscal years.

Product Developments

During the nine months ended October 31, 2011, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first nine months of fiscal 2012, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
System and software revenues	$154.4	4%	$148.1	$411.5	19%	$346.0
System and software gross margin	$141.7	9%	$130.5	$362.4	18%	$306.7
Gross margin percent	92%		88%	88%		89%
Service and support revenues	$96.1	6%	$90.8	$282.8	8%	$261.4
Service and support gross margin	$68.6	5%	$65.4	$203.1	7%	$189.2
Gross margin percent	71%		72%	72%		72%
Total revenues	$250.5	5%	$238.9	$694.3	14%	$607.4
Total gross margin	$210.3	7%	$195.9	$565.5	14%	$495.9
Gross margin percent	84%		82%	81%		82%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
Upfront license revenues	$134.7	5%	$127.8	$350.9	26%	$279.5
Ratable license revenues	19.7	(3%)	20.3	60.6	(9%)	66.5

Total system and software revenues	$154.4	4%	$148.1	$411.5	19%	$346.0

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

Our top ten customers accounted for approximately 60% of system and software revenues for the three months ended October 31, 2011 and approximately 45% for the nine months ended October 31, 2011 compared to approximately 65% for the three months ended October 31, 2010 and 40% for the nine months ended October 31, 2010.

System and software revenues increased for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 primarily as a result of an increase in term license revenues, driven by contract renewals and an increase in base business during the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

System and software revenues increased for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 as a result of an increase in term license revenues of $53.1, driven by contract renewals and an increase in base business during the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 and an increase in perpetual license revenues of $10.7, primarily due to an increase in emulation revenues.

For the three months ended October 31, 2011, no single customer accounted for 10% or more of total revenues. For the nine months ended October 31, 2011, one customer accounted for 13% of our total revenues. For the three months ended October 31, 2010, one customer accounted for 10% of our total revenues. For the nine months ended October 31, 2010, no single customer accounted for 10% or more of total revenues.

System and software gross margin percentage was higher for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 primarily due to a change in product mix as a result of lower emulation hardware product revenues. Emulation hardware product revenues typically have lower margins compared to our software product revenues.

System and software gross margin percentage decreased slightly for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 primarily due to a change in product mix as a result of higher emulation hardware product revenues.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 was driven by an increase in our installed base of products and increased customer demand for services.

The increase in service and support revenues for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 was driven by increased support revenues of $12.7 resulting from an increase in our installed base, which included the effect of acquisitions completed in fiscal 2011 of $2.1. Consulting and training services increased by $8.1 for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010, primarily due to increased customer demand for services. The effect of acquisitions completed in fiscal 2011 on consulting and training services for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 was $2.9.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
North America	$116.3	—	$116.6	$306.7	20%	$254.9
Europe	62.5	4%	60.3	161.4	6%	151.8
Japan	28.8	35%	21.3	96.2	32%	73.1
Pacific Rim	42.9	5%	40.7	130.0	2%	127.6

Total revenues	$250.5	5%	$238.9	$694.3	14%	$607.4

For the three and nine months ended October 31, 2011, approximately one-third of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a favorable impact of $3.7 for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 and $10.7 for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010. The favorable impact was primarily due to the strengthening of the Japanese yen against the U.S. dollar for both comparative periods.

For additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
Research and development	$81.3	10%	$73.6	$220.6	6%	$208.1
Marketing and selling	83.0	3%	80.6	236.7	5%	225.1
General and administration	17.9	(3%)	18.5	52.0	(6%)	55.6
Equity in (earnings) losses of Frontline	0.1	125%	(0.4)	(2.0)	(11%)	(1.8)
Amortization of intangible assets	1.3	(7%)	1.4	4.4	(23%)	5.7
Special charges	1.2	(25%)	1.6	7.4	(9%)	8.1

Total operating expenses	$184.8	5%	$175.3	$519.1	4%	$500.8

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Research and development	32%	31%	32%	34%
Marketing and selling	33%	34%	34%	37%
General and administration	7%	8%	7%	9%

Total selected operating expenses	72%	73%	73%	80%

Certain items have been reclassified within operating expenses for the three and nine months ended October 31, 2010. We have reclassified a portion of our information technology administrative costs out of general and administration into cost of revenues, research and development, and marketing and selling. Additionally, we have reclassified technical publication expenses associated with our products from research and development to cost of revenues. Finally, we have reclassified the salaries and other related costs of our Technical Marketing Engineers from marketing and selling to research and development. For further detail regarding these reclassifications, see Note 2. “Summary of Significant Accounting Policies” in Notes to Unaudited Condensed Consolidated Financial Statements.

Research and Development

Research and development expenses increased by $7.7 for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 and $12.5 for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010. The components of this increase are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$7.1	$10.5
Expenses associated with acquired businesses	1.0	4.3
Tax credits	(0.3)	(2.6)
Other expenses	(0.1)	0.3

Total change in research and development expenses	$7.7	$12.5

Marketing and Selling

Marketing and selling expenses increased by $2.4 for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, and $11.6 for the nine months ended October 31, 2011 compared to the nine months ended October 30, 2010. The components of this increase are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expense	$2.4	$8.1
Expenses associated with acquired businesses	0.1	2.5
Travel expenses	0.4	2.6
Facilities expenses	(0.4)	(1.5)
Other expenses	(0.1)	(0.1)

Total change in marketing and selling expenses	$2.4	$11.6

General and Administration

General and administration expenses decreased by $0.6 for the three months ended October 31, 2011 compared to the three months ended October 31, 2010, and $3.6 for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010. There were no individually significant changes within general and administration expenses for the three months ended October 31, 2011 compared to the three months ended October 31, 2010. General and administration expenses for the nine months ended October 31, 2011 decreased from the nine months ended October 31, 2010 primarily due to a reduction in rent expense as a result of the purchase of our Fremont facility.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. We experienced unfavorable currency movements of approximately $3.3 for the three months ended October 31, 2011 and approximately $11.7 for the nine months ended October 31, 2011 in total operating expenses primarily due to the euro as well as other foreign currencies. The impact of these currency movements is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline PCB Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and the period from March 18, 2010 through September 30, 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010(1)
Net income-as reported	$1.1	$1.7	$5.7	$4.9
Amortization of purchased technology and other identified intangible assets	1.3	1.3	3.7	3.1

Equity in earnings (losses) of Frontline	$(0.2)	$0.4	$2.0	$1.8

(1)	Includes financial information from the date of acquisition of March 18, 2010 through September 30, 2010.

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
Employee severance and related costs	$1.2	—	$1.2	$3.6	(23%)	$4.7
Excess leased facility costs	(0.1)	(133%)	0.3	0.3	(63%)	0.8
Other costs, net	0.1	—	0.1	3.5	35%	2.6

Total special charges	$1.2	(25%)	$1.6	$7.4	(9%)	$8.1

Special charges primarily consist of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $1.2 for the three months ended October 31, 2011 and $3.6 for the nine months ended October 31, 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. There have been no significant modifications to the amount of these charges.

Other special charges for the nine months ended October 31, 2011 included costs of $3.9 related to consulting fees associated with our proxy contest and $(0.4) in other costs.

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

Excess leased facility costs and other special charges for the nine months ended October 31, 2010 included costs of $2.1 related to advisory fees and $1.3 in other charges.

Interest Expense

Interest expense increased by $13.3 to $26.7 for the nine months ended October 31, 2011 compared to $13.4 for the nine months ended October 31, 2010. The increase was primarily due to the repayment of debt in April 2011 and the resulting losses of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a

$3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures (6.25% Debentures), and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

Other Income (Expense), Net

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
Interest income	$0.5	67%	$0.3	$1.6	78%	$0.9
Foreign currency exchange gain (loss)	0.2	150%	(0.4)	(0.2)	80%	(1.0)
Gain on conversion of equity method investment to controlling interest	1.5	—	—	1.5	—	—
Other, net	(0.4)	(300%)	(0.1)	(1.0)	23%	(1.3)

Other income (expense), net	$1.8	1,000%	$(0.2)	$1.9	236%	$(1.4)

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2011	Change	2010	2011	Change	2010
Income tax expense (benefit)	$(1.4)	(256%)	$0.9	$(4.4)	(283%)	$2.4

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

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Effective Tax Rate	(6%)	5%	(20%)	(12%)
Period specific items benefit	$(3.7)	$(0.4)	$(8.8)	$(2.3)

The income tax expense and effective tax rate for the nine months ended October 31, 2011 without period specific items are $4.3 and 20%, respectively. After the inclusion of favorable period specific items of $(8.8), our income tax posture for the nine months ended October 31, 2011 shifts to an income tax benefit of $(4.4) and a tax rate of (20%). For the full year, we have projected a 2% effective tax rate inclusive of period specific items.

Our effective tax rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Reduction in reserves for uncertain tax positions; and

•	The application of tax incentives for research and development.

These differences are partially offset by:

•	U.S. losses and tax credits for which no tax benefit has been recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

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

We determined deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryforwards. We calculated the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to fully utilize net operating loss carryforwards, research and experimentation credit carryforwards, and foreign tax credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the statute of limitations is open for fiscal year 2008 and forward and net operating losses and credits carried into fiscal year 2008 are also within the statute of limitations.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of October 31, 2011, we have cash totaling $91.0 held by our foreign subsidiaries. While the majority of our foreign earnings are indefinitely reinvested in foreign operations, a significant portion of offshore cash is accessible as some of our foreign earnings were previously taxed in the U.S. and net operating loss and tax credit carryforwards are available to offset U.S. taxes upon repatriation of other foreign earnings. We have provided tax on amounts which are not permanently reinvested. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided for, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Nine months ended October 31,	2011	2010
Cash provided by operating activities	$35.2	$7.1
Cash used in investing activities	$(26.2)	$(51.0)
Cash provided by (used in) financing activities	$(30.8)	$6.9

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

Trade Accounts and Term Receivables

As of	October 31, 2011	January 31, 2011
Trade accounts receivable, net	$291.1	$347.1
Term receivables, long-term	$204.3	$167.4
Average days sales outstanding in short-term receivables	105 days	102 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	41 days	45 days

The increase in the average days sales outstanding in short-term receivables for the three months ended October 31, 2011 compared to the three months ended January 31, 2011 was primarily due to a seasonal decrease in revenue in the third quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.

The current portion of term receivables was $177.2 as of October 31, 2011 and $193.4 as of January 31, 2011. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $381.5 as of October 31, 2011 compared to $360.8 as of January 31, 2011.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $28.3 for the nine months ended October 31, 2011 compared to $39.2 for the nine months ended October 31, 2010. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2012.

Accrued Payroll and Related Liabilities

As of	October 31, 2011	January 31, 2011
Accrued payroll and related liabilities	$75.7	$109.2

The decrease in accrued payroll and related liabilities as of October 31, 2011 compared to January 31, 2011 was primarily due to incentive payments made during fiscal 2012 for fiscal 2011 year-end accruals. We generally experience higher accrued payroll and related liability balances at year end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year end which result is due to full year achievement of results.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2011 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment decreased to $25.1 for the nine months ended October 31, 2011 compared to $36.8 for the nine months ended October 31, 2010. The expenditures for property, plant, and equipment for the nine months ended October 31, 2011 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2012 to be approximately $45.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

During the nine months ended October 31, 2011, we acquired one privately-held company for cash. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on the revolving credit facility.

Financing Activities

For the nine months ended October 31, 2011, cash used in financing activities consisted primarily of the redemption of the 6.25% Debentures due 2026 and repurchases of common stock offset in part by proceeds from the issuance of the 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031. Additional discussion regarding these notes payable is presented in the section below.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over a three year period through April 2014. During the nine months ended October 31, 2011, we repurchased 3.6 shares of common stock for a cost of $45.0 under this program. Under the terms of our revolving credit facility, the amount we can repurchase under the share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $23.2 of our stock can be repurchased under this limit as of October 31, 2011. Also in April 2011, before the approval and announcement of our share repurchase program, we repurchased 1.7 shares of common stock for a cost of $25.0 utilizing proceeds received from the issuance of the 4.00% Debentures.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of the 4.00% Debentures. Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of October 31, 2011. Upon conversion of any 4.00% Debentures, a holder will receive:

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

6.25% Debentures due 2026

Interest on the 6.25% Debentures was payable semi-annually in March and September. During April 2011, we redeemed the remaining $196.5 principal amount of the 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, during the nine months ended October 31, 2011, we incurred a before tax net loss on the early extinguishment of debt of $11.2, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium on the redemption of the 6.25% Debentures, and a write-off of $1.5 for the remaining portion of unamortized debt issuance costs. No balance remains outstanding following this redemption.

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

We had no borrowings against the revolving credit facility during the nine months ended October 31, 2011. The base interest rate was 4.5% as of October 31, 2011.

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

OUTLOOK FOR FISCAL 2012

We expect revenues for the fourth quarter of fiscal 2012 to be approximately $316 with earnings per share for the same period of approximately $0.46 per diluted share. For the full fiscal year 2012, we expect revenues of approximately $1.01 billion with earnings per share of $0.69 per diluted share.

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

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. As of October 31, 2011, we had no short-term investments or cash equivalents outstanding in our investment portfolio.

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of October 31, 2011 compared to a principal balance of $196.5 with a fixed interest rate of 6.25% as of October 31, 2010. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of October 31, 2011, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of October 31, 2011 and 2010, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 7. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $5.3 outstanding as of October 31, 2011 and $4.9 as of October 31, 2010 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates as of October 31, 2011 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.1.

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

As of	October 31, 2011		January 31, 2011
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$29.7	76.86	$99.6	82.99
Euro	20.4	0.73	40.7	0.75
Indian rupee	10.3	49.34	12.1	45.78
Swedish krona	10.1	6.65	12.9	6.65
Canadian dollar	9.8	1.02	8.4	0.99
Taiwanese dollar	8.3	30.07	7.2	28.86
British pound	4.8	0.64	13.3	0.63
Other (1)	19.6	—	15.4	—

Total forward contracts	$113.0		$209.6

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the recession experienced in 2008 and much of 2009, a “double-dip” recession or broadening of the euro sovereign debt problems, can adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business.

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

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.

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

As of October 31, 2011, we had $261.9 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031, $1.3 million in other notes payable, and $7.6 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
August 1 - August 31, 2011	142,200	$10.66	142,200	$113,484,840
September 1 - September 30, 2011	783,200	10.83	783,200	105,001,484
October 1 - October 31, 2011	—	—	—	105,001,484

Total	925,400	$10.81	925,400

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

Dated: December 7, 2011	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer