Form 10-K
period 2012-01-31
MENTOR GRAPHICS CORP
filed 2012-03-15
CIK 701811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,255,502,358 on July 31, 2011 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 8, 2012, there were 109,907,009 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2012 Proxy Statement	Part III

Part I

Item 1.	Business

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Part I, Item 1A. “Risk Factors.”

GENERAL

Mentor Graphics Corporation is a technology leader in electronic design automation (EDA). We provide software and hardware design solutions that enable our customers to develop better electronic products faster and more cost effectively. We market our products and services worldwide, primarily to large companies in the military and aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries.

The electronic components and systems that our customers create with our products include printed circuit boards (PCBs), integrated circuits (ICs), field programmable gate arrays (FPGAs), embedded software solutions, wire harness systems, and computers. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, computers and workstations, digital cameras, cellular telephones, medical devices, smart phones, industrial electronics, and manufacturing systems. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These are called system-on-chip (SoC) devices. This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.

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

We segregate revenues into five categories of similar products and services. These categories include Scalable Verification, IC Design to Silicon, Integrated System Design, New and Emerging Products, and Services and Other. Each category includes both product and support revenues. See the discussion in Note 19. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of revenue by product and service category.

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

We provide hardware emulation systems, such as our Veloce® product, which allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and timing of those circuits. Hardware emulation systems typically allow faster verification of complex electronic circuits when compared to software simulation tools. Emulation is also experiencing increasing demand as a result of software operating systems being embedded within the circuits and the need for software implementation and debugging. Our Veloce product allows customers to verify complex designs containing up to one billion logic gates.

IC Design to Silicon

Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. Today’s most advanced ICs are being produced in a 28 nanometer (nm) process with early test tape-outs occurring for 20 nm ICs. Nanometer process geometries cause design challenges in the creation of ICs which are not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity and smaller size of designs have changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer or foundry. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is checked and modified so the design can be manufactured with cost-effective yields of ICs.

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

•

The Calibre lithography tools allow engineers to model, enhance, and verify layouts using lithography resolution enhancement techniques, including optical and process correction, phase-shift mask, scattering bars, and off-axis illumination. Use of these tools can substantially increase the yields of ICs and may be required at the smallest geometries to achieve any yield at all.

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

Our Tessent™ suite of integrated silicon test products are used to test a design’s logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, automatic test pattern generation, logic and memory built-in self-test, and our patented Tessent TestKompress® product for EDT™ (Embedded Deterministic Test). A suite of test analysis products is also available that leverages test data and layout-aware diagnosis capabilities for silicon debug and yield analysis.

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

Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, to providing digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation, and verification of the PCB design:

•	The Expedition Series® product line is our principal PCB design family of products used by larger enterprise customers.

•	We also offer the “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution.

•	Our I/O Designer TM product integrates FPGA input/output planning with our PCB design tools to help improve routing in large complex designs.

•	The XtremePCBTM tool offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each other’s edits in real-time.

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

Our Mechanical Analysis Division offers a line of products that provide simulation of mechanical engineering design processes involving heat transfer and fluid flow which help reduce costs, eliminate design mistakes, and accelerate design cycle time. The FloEFD TM product is embedded in a range of commercial mechanical computer aided design software products and enables design engineers to conduct computational fluid dynamics analysis throughout the product’s lifecycle. The FloTHERM® 3D computational fluid dynamics software provides bottleneck and shortcut fields so engineers can identify where and why heat flow congestion occurs in an electronic design. The December 2011 acquisition of Flowmaster Group, N.V. extends our mechanical analysis and design expertise to include one-dimensional computational fluid dynamics.

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

We offer a suite of products for companies developing embedded software for products such as smart phones, automotive and aviation infotainment systems, and consumer electronics. Our offerings in this area are real-time operating systems, Linux and Android (Google TM) products and services, middleware, and associated development and debugging tools.

PLATFORMS

Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers.

MARKETING AND CUSTOMERS

Our sales and marketing emphasizes large corporate account penetration in the military and aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. We license our products worldwide through our direct sales force, distributors, and sales representatives. During the year ended January 31, 2012, revenues outside of North America accounted for 59% of total revenues compared to 56% for fiscal 2011 and 57% for fiscal 2010. We enter into foreign currency exchange contracts in an effort to mitigate the impact of foreign currency fluctuations. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.

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

BACKLOG

Our backlog of firm orders was approximately $218 million as of January 31, 2012 compared to $129 million as of January 31, 2011. This backlog includes products requested for delivery within six months and unfulfilled professional services and training requested for delivery within one year. We do not track backlog for support services. The January 31, 2012 backlog of orders is expected to ship before the end of our fiscal year ending January 31, 2013.

MANUFACTURING OPERATIONS

Our manufacturing operations primarily consist of reproduction of our software and documentation. Mentor Graphics (Ireland) Limited, a wholly owned subsidiary of the Company, manufactures, or contracts with third-parties to manufacture our products and distributes these products worldwide through our established sales channels. Our line of emulation products, which has a large hardware component, is manufactured principally in the United States (U.S.) on an outsourced basis. See the discussion in Note 19. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant, and equipment.

PRODUCT DEVELOPMENT

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2012, we expensed $311 million related to product research and development compared to $297 million for fiscal 2011 and $264 million for fiscal 2010. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During fiscal 2012, we amortized purchased technology of $10 million compared to $14 million for fiscal 2011 and $12 million for fiscal 2010. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.

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

EMPLOYEES

We employed approximately 4,800 people full time as of January 31, 2012. Our future success will depend in part on our ability to attract and retain employees. None of our U.S. employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.

PATENTS AND LICENSES

We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold over 700 patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we have approximately 400 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended.

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

The forward-looking statements contained under “Outlook for Fiscal 2013” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2013,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

The gross margin on our software is greater than that for our emulation hardware systems, software support, and professional services. As a result, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margins and operating results could be materially adversely impacted.

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

Any loss of our leadership position in certain categories of the EDA market could harm our business.

The industry in which we compete is characterized by very strong leadership positions in specific categories of the EDA market. For example, one company may have a large percentage of sales in the physical verification category of the market while another may have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from categories in which we are the leader. Conversely, it is difficult for us to achieve significant profits in categories where other companies are the leaders. If for any reason we lose our leadership position in a category, the loss could materially adversely impact our business.

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

We may experience difficulty in manufacturing our emulation hardware.

We currently contract with a single manufacturer to assemble our hardware emulation products and purchase some components from a single supplier. As a result, we may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints, low yields of ICs or printed circuit boards, or other delays in the manufacturing process.

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

We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. These efforts may not result in a successful product offering because of changes in market conditions or our failure to successfully develop products based on that research and development activity. As a result, we could realize little or no revenues related to our investment in research and development.

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

We have global sales and research and development offices in parts of the world that are not as politically stable as the U.S.

We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the U.S. In particular, our offices in Egypt and Pakistan may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically.

If our IT security measures are breached, our information systems may be perceived as being insecure, which could harm our business and reputation.

Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee errors or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cyber storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers.

Oregon law and our shareholder rights plan may have anti-takeover effects.

The Oregon Business Combination Act limits the ability of parties who acquire a significant amount of voting stock to exercise control over us. This provision may have the effect of lengthening the time required to acquire control of us through a proxy contest or the election of a majority of the Board of Directors. In December 2011, we extended the term of our shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The provisions of the Oregon Business Combination Act and our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

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

As of January 31, 2012, we had $269 million of outstanding indebtedness, which includes $253 million of 4.00% Convertible Subordinated Debentures due 2031, $1 million in other notes payable, and $15 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own five buildings on 43 acres of land in Wilsonville, Oregon. We occupy approximately 370,000 square feet in four of those buildings, as our corporate headquarters. We also own an additional 69 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site. We own three buildings totaling approximately 196,000 square feet in Fremont, California which house research and development, sales and administrative staff. We own two buildings totaling approximately 48,000 square feet in Shannon, Ireland which house information technology and administrative staff.

We lease additional space in Longmont, Colorado; Redmond, Washington; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Egypt, France, Germany, Hungary, India, Israel, Pakistan, Poland, Russia, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2013.

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

In some instances we are unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have. There are many reasons that we cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding; damages sought that are unspecific, unsupportable, unexplained or uncertain; discovery not having been started or incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.

Item 4.	(Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	65
Gregory K. Hinckley	President and Director	65
L. Don Maulsby	Senior Vice President, World Trade	60
Brian Derrick	Vice President, Corporate Marketing	48
Richard Trebing	Corporate Controller and Chief Accounting Officer	56
Dean Freed	Vice President, General Counsel, and Secretary	53
Mike Vishny	Vice President, Human Resources	47

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

Mr. Hinckley has served as our President, Chief Operating Officer, and Director since 2000. Mr. Hinckley has served as our Chief Financial Officer since 2008. He has primary responsibility for the operations of our corporate centers, sales, and research and development divisions. Mr. Hinckley is a director of Intermec Inc., a provider of integrated systems solutions, Super Micro Computer, Inc., a server board, chassis, and server systems supplier, and SI Bone, Inc., a privately held medical device company.

Mr. Maulsby has served as our Senior Vice President, World Trade since 1999.

Mr. Derrick has served as our Vice President, Corporate Marketing since 2002. From 2000 to 2001, he was Vice President and General Manager of our Physical Verification Division. Since 2008, Mr. Derrick has served as a director of Calypto Design Systems, Inc., a sequential analysis technology company.

Mr. Trebing has been our Corporate Controller and Chief Accounting Officer since December 2011. He previously served as our Director of Finance for Operations since 1999.

Mr. Freed has served as our Vice President, General Counsel, and Secretary since 1995.

Mr. Vishny has served as our Vice President, Human Resources since 2011. He was the Senior Vice President, Human Resources at Conexant Systems, Inc. from 2002 to 2011.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2012
High	$16.56	$15.41	$11.91	$14.17
Low	$12.66	$11.08	$8.50	$10.64

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2011
High	$9.59	$9.95	$11.09	$12.85
Low	$7.60	$7.81	$8.76	$10.42

As of March 8, 2012, we had 512 stockholders of record.

No dividends were paid in fiscal 2012 or fiscal 2011. Our revolving credit facility limits the payment of dividends. For more information regarding our credit facility, see Note 7. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P Application Software index, the NASDAQ Market index and the Philadelphia Semiconductor Index. We are including the Philadelphia Semiconductor Index as it provides a reasonable comparison of our performance with that of the semiconductor industry.

Note: The stock price shown on the above graph is not necessarily indicative of future performance.

	Period Ending
Company/Market/Peer Group	12/29/2006	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012
Mentor Graphics Corporation	$100.00	$45.76	$25.85	$44.48	$70.66	$76.93
NASDAQ Market Index	$100.00	$99.75	$62.20	$91.39	$116.13	$122.28
S&P Application Software Index	$100.00	$73.32	$45.59	$68.45	$102.60	$105.91
Philadelphia Semiconductor Index	$100.00	$77.44	$45.61	$70.41	$99.39	$93.48

The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
November 1 - 30, 2011	—	$—	—	$80,003,804
December 1 - December 31, 2011	1,541,175	12.98	1,541,175	$60,003,815
January 1 - January 31, 2012	—	—	—	$60,003,815

Total	1,541,175	$12.98	1,541,175

On April 18, 2011, we announced a share repurchase program approved by our Board of Directors which authorized the repurchase of up to $150.0 million of our common stock over a three year period. On February 27, 2012, our Board of Directors authorized an additional $50.0 million shares of our common stock to be repurchased under this program, and clarified that the $25.0 million of shares repurchased in April 2011, using proceeds from our issuance of 4.00% Debentures are considered to have been part of this program.

Item 6.	Selected Consolidated Financial Data

In thousands, except percentages and per share data

Year ended January 31,	2012	2011	2010	2009	2008
Statement of Operations Data
Total revenues	$1,014,638	$914,753	$802,727	$789,101	$879,732
Operating income (loss)	$112,192	$52,539	$(1,167)	$(65,558)	$72,366
Net income (loss) attributable to Mentor Graphics shareholders	$83,872	$28,584	$(21,889)	$(91,252)	$24,309
Gross margin percent	83%	83%	83%	84%	85%
Operating income (loss) as a percent of revenues	11%	6%	0%	(8%)	8%
Per Share Data
Net income (loss) per share attributable to Mentor Graphics shareholders:
Basic	$0.76	$0.27	$(0.23)	$(0.99)	$0.28
Diluted	$0.74	$0.26	$(0.23)	$(0.99)	$0.27
Weighted average number of shares outstanding:
Basic	110,138	107,743	96,474	91,829	88,086
Diluted	112,915	109,861	96,474	91,829	89,981

As of January 31,	2012	2011	2010	2009	2008
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$146,499	$133,113	$99,343	$95,639	$126,215
Working capital	$193,497	$173,417	$71,416	$101,680	$187,082
Property, plant, and equipment, net	$148,019	$139,340	$121,795	$100,991	$100,421
Total assets	$1,550,675	$1,427,798	$1,223,041	$1,186,070	$1,237,656
Short-term borrowings and current portion of notes payable	$15,966	$17,544	$70,146	$36,998	$14,178
Long-term portion of notes payable, deferred revenue, long-term, and other noncurrent liabilities	$301,397	$291,377	$223,827	$283,505	$264,165
Noncontrolling interest with redemption feature	$9,266	$—	$—	$—	$—
Stockholders’ equity	$866,074	$776,714	$640,017	$586,445	$654,182

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company

We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the military and aerospace, communications, computer, consumer electronics, semiconductor, networking, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.

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

Our top ten accounts make up approximately 45% of our receivables, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the year ended January 31, 2012 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivables balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outside services in times of economic decline or weakness. Conversely, in times of economic growth and strengthening, we generally observe an increase in the purchase of outside services. For fiscal 2012 compared to fiscal 2011, service and support revenue increased approximately 10%.

Bookings during fiscal 2012 increased by approximately 20% compared to fiscal 2011. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for fiscal 2012 accounted for approximately 45% of total bookings compared to 40% for fiscal 2011. The number of new customers for fiscal 2012, excluding PADS (our ready to use printed circuit board design tools) increased approximately 25% from the levels experienced during fiscal 2011.

We are focused on continued expense control in the operation of our business. We anticipate reductions to sales, general, and administrative expenses as a percentage of revenue over the next two fiscal years.

Product Developments

During the year ended January 31, 2012, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the year ended January 31, 2012, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

Critical Accounting Policies

We base our discussion and analysis of our financial condition and results of operations upon our consolidated financial statements which have been prepared in accordance with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience, current facts, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs, and expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, business combinations, goodwill, intangible assets, long-lived assets, special charges, and accounting for stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

We base our VSOE for certain elements of an arrangement upon the pricing in comparable transactions when the element is sold separately. We primarily base our VSOE for term and perpetual support services upon customer renewal history where the services are sold separately. We also base VSOE for professional services and training upon the price charged when the services are sold separately.

Prior to February 1, 2010, for emulation hardware systems where the software was determined to be more than incidental under prior authoritative guidance, we recognized revenue consistent with the discussion above for multiple element arrangements involving software licenses.

Multiple element arrangements involving hardware – Prior to February 1, 2010, we applied the residual method of revenue recognition for hardware arrangements. Effective February 1, 2010, for multiple element arrangements involving our emulation hardware systems, we allocate revenue to each element based on the relative selling price of each deliverable. In order to meet the separation criteria to allocate revenue to each element we must determine the standalone selling price of each element using a hierarchy of evidence. The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. The vendor should consider market conditions as well as entity-specific factors when estimating a selling price.

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

Valuation of Deferred Tax Assets

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would adjust the valuation allowance associated with such deferred tax assets in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would record a valuation allowance on such net deferred tax assets with an offset to expense in the period such determination was made.

Income Tax Reserves

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. While we believe the positions we have taken are appropriate, we have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. We follow the applicable FASB guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

Business Combinations

When we acquire businesses, we allocate the purchase price, including the fair value of contingent consideration, to acquired tangible assets and liabilities, including deferred revenue and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair value of contingent consideration as well as acquired assets and assumed liabilities, especially with respect to intangible assets and goodwill. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an acquired business is expected to generate in the future, the cash flows that specific assets acquired with that business are expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made to the acquired assets and liabilities. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.

We also make significant judgments and estimates when we assign useful lives to the definite lived intangible assets identified as part of our acquisitions. These estimates are inherently uncertain and if we used different estimates, the useful life over which we amortize intangible assets would be different. In addition, unanticipated events and circumstances may occur that may impact the useful life over which we amortize our intangible assets, which would impact our amortization of intangible assets expense and our results of operations.

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

The greatest weighting is provided to our historic volatility based on the amount of consistent historic information available. A lesser weighting is applied to the implied volatility of our traded options due to a low volume of trades and shorter terms. We also include the historic and implied volatility of comparable companies in our industry in an effort to capture a broader view of the marketplace.

The relative weighting percentages are periodically reviewed for reasonableness and are subject to change depending on market conditions and our particular facts and circumstances.

In reaching our determination of expected volatility for purchase rights under our employee stock purchase plans, we use the historical volatility of our shares of common stock.

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

Acquisitions during the year ended January 31, 2012

	Total Consideration	Net Liabilities Assumed	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Acquisitions	$26.9	$(0.6)	$13.1	$(1.7)	$16.1

On August 30, 2011, we exchanged one of our product lines for a controlling interest in a privately-held company. The exchange was accounted for as a business combination. Prior to acquiring this controlling interest, we had a noncontrolling investment, which was accounted for under the equity method of accounting. We recorded $8.9 for the fair value of the net assets of the acquired business. See Note 2. “Summary of Significant Accounting Policies,” in Part II, Item 8. “Financial Statements and Supplementary Data” for a description of our accounting for the noncontrolling interest.

Acquisitions for the year end January 31, 2012 also consisted of one privately-held company and the assets of another privately-held company, all of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

The identified intangible assets acquired for all fiscal 2012 acquisitions consisted of purchased technology of $6.0 and other intangibles of $7.1. We are amortizing purchased technology to cost of revenues over three to four years and other intangibles to operating expense over three to five years. The goodwill created by the transactions is not deductible for tax purposes. Key factors that make up the goodwill created by the transactions include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

RESULTS OF OPERATIONS

Revenues and Gross Margins

Year ended January 31,	2012	Change	2011	Change	2010
System and software revenues	$631.5	12%	$562.4	17%	$479.5
System and software gross margin	$566.8	12%	$505.7	17%	$433.7
Gross margin percent	90%		90%		90%
Service and support revenues	$383.1	9%	$352.4	9%	$323.2
Service and support gross margin	$274.4	9%	$252.8	8%	$234.5
Gross margin percent	72%		72%		73%
Total revenues	$1,014.6	11%	$914.8	14%	$802.7
Total gross margin	$841.2	11%	$758.5	14%	$668.2
Gross margin percent	83%		83%		83%

System and Software

Year ended January 31,	2012	Change	2011	Change	2010
Upfront license revenues	$541.7	14%	$473.9	17%	$406.5
Ratable license revenues	89.8	1%	88.5	21%	73.0

Total system and software revenues	$631.5	12%	$562.4	17%	$479.5

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of a license term. We identify licenses where collectability is not probable and recognize revenue on those licenses when cash is received. Additionally, ratable license revenues also include short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fees from the accretion of the discount on long-term installment receivables.

Our top ten customers accounted for approximately 45% of system and software revenues for fiscal 2012 compared to approximately 35% for fiscal 2011 and approximately 45% for fiscal 2010.

System and software revenues increased for fiscal 2012 compared to fiscal 2011 primarily as a result of an increase in term license revenues of $57.0 driven by both large contract renewals and an increase in what we refer to as base business (contracts less than $1.0) during fiscal 2012 compared to fiscal 2011. System and software revenues increased for fiscal 2011 compared to fiscal 2010 as a result of an increase in perpetual license revenues of $32.0, due in part to an increase in emulation revenues, an increase in term license revenues of $26.5, driven by contract renewals in fiscal 2011 compared to fiscal 2010, and the effect of acquisitions completed in fiscal 2011 and fiscal 2010 of $25.2.

For fiscal years 2012, 2011, and 2010, no single customer accounted for 10% or more of total revenues.

System and software gross margin percentage was flat for fiscal 2012 compared to fiscal 2011 and fiscal 2010.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for fiscal 2012 compared to fiscal 2011 was driven by increased support revenues of $18.3 resulting from an increase in our installed base including the effect of acquisitions completed in fiscal 2012 and fiscal 2011 of $3.5. Consulting and training revenues increased by $11.5 for fiscal 2012 compared to fiscal 2011 primarily due to increased customer demand for services. The effect of acquisitions completed in fiscal 2012 on consulting and training services for fiscal 2012 compared to fiscal 2011 was $4.6. The increase in service and support revenues for fiscal 2011 compared to fiscal 2010 was driven by increased support revenues of $21.5 due to an increase in installed base, primarily resulting from the effect of acquisitions completed in fiscal 2011 and in fiscal 2010 of $12.8.

Service and support gross margin percentage was flat for fiscal 2012 compared to fiscal 2011. Service and support gross margin percentage decreased slightly for fiscal 2011 compared to fiscal 2010 primarily due to increased labor related costs.

Geographic Revenues Information

Revenue by Geography

Year ended January 31,	2012	Change	2011	Change	2010
North America	$416.1	4%	$401.1	17%	$342.8
Europe	247.1	11%	223.2	9%	205.5
Japan	116.5	(6%)	124.3	3%	120.3
Pacific Rim	234.9	41%	166.2	24%	134.1

Total revenue	$1,014.6	11%	$914.8	14%	$802.7

For fiscal years 2012, 2011, and 2010, approximately one-third of European and substantially all Japanese revenues were subject to exchange fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a favorable impact of $12.1 for fiscal 2012 compared to fiscal 2011 and of $7.4 for fiscal 2011 compared to fiscal 2010 primarily as a result of the strengthening Japanese yen against the U.S. dollar. For additional description of how changes in foreign exchange rates affect our consolidated financial statements, see discussion in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk.”

Operating Expenses

Year ended January 31,	2012	Change	2011	Change	2010
Research and development	$310.8	5%	$296.7	12%	$264.0
Marketing and selling	326.6	4%	312.8	5%	297.7
General and administration	74.8	(8%)	81.0	8%	75.1
Equity in earnings of Frontline	(2.3)	(10%)	(2.1)	—	—
Amortization of intangible assets	5.9	(19%)	7.3	(35%)	11.2
Special charges	13.2	28%	10.3	(52%)	21.3

Total operating expenses	$729.0	3%	$706.0	5%	$669.3

Selected Operating expenses as a percentage of Total Revenues

Year ended January 31,	2012	2011	2010
Research and development	31%	32%	33%
Marketing and selling	32%	34%	37%
General and administration	7%	9%	9%

Total selected operating expenses	70%	75%	79%

Certain items have been reclassified within operating expenses for fiscal 2011 and 2010. We have reclassified a portion of our information technology administrative costs out of general and administration into cost of revenues, research and development, and marketing and selling. Additionally, we have reclassified technical publication expenses associated with our products from research and development to cost of revenues. Finally, we have reclassified the salaries and other related costs of our Technical Marketing Engineers from marketing and selling to research and development. For further detail regarding these reclassifications, see Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”

Research and Development

Research and development expenses increased by $14.1 for fiscal 2012 compared to fiscal 2011 and increased by $32.7 for fiscal 2011 compared to fiscal 2010. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2012 vs 2011	2011 vs 2010
Salaries, variable compensation, and benefits expenses	$9.1	$20.5
Expenses associated with acquired businesses	6.4	14.4
Outside services expenses	0.8	(2.9)
Other expenses	(2.2)	0.7

Total change in research and development expenses	$14.1	$32.7

Marketing and Selling

Marketing and selling expenses increased by $13.8 for fiscal 2012 compared to fiscal 2011 and increased by $15.1 for fiscal 2011 compared to fiscal 2010. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2012 vs 2011	2011 vs 2010
Salaries, variable compensation, and benefits expenses	$7.3	$8.6
Expenses associated with acquired businesses	3.6	12.9
Other expenses	2.9	(6.4)

Total change in marketing and selling expenses	$13.8	$15.1

General and Administration

General and administration expenses decreased by $6.2 for fiscal 2012 compared to fiscal 2011 and increased by $5.9 for fiscal 2011 compared to fiscal 2010. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2012 vs 2011	2011 vs 2010
Salaries, variable compensation, and benefits expenses	$(1.4)	$4.3
Expenses associated with acquired businesses	0.3	1.8
Oustide services	(1.7)	2.0
Other expenses	(3.4)	(2.2)

Total change in general and administration expenses	$(6.2)	$5.9

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. For fiscal 2012 compared to fiscal 2011, we experienced unfavorable currency movements of $11.0 in total operating expenses. For fiscal 2011 compared to fiscal 2010, we experienced unfavorable currency movements of $4.3 in total operating expenses. The impact of these currency effects is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of our 50% interest in Frontline for the twelve months ended December 31, 2011 and the period from March 18, 2010 through December 31, 2010:

	For the period January 1, 2011 through December 31, 2011	For the period from March 18, 2010 through December 31, 2010
Net income-as reported	$7.3	$6.4
Amortization of purchased technology and other identified intangible assets	(5.0)	(4.3)

Equity in earnings of Frontline	$2.3	$2.1

Special Charges

Year ended January 31,	2012	Change	2011	Change	2010
Employee severance and related costs	$8.4	38%	$6.1	(43%)	$10.7
Other costs	4.8	17%	4.2	(61%)	10.6

Total special charges	$13.2	29%	$10.3	(52%)	$21.3

Special charges primarily consist of costs incurred for employee terminations and were due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to potential acquisitions, excess facility costs, and asset-related charges.

Employee severance and related costs of $8.4 for fiscal 2012 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 61% of the year-to-date costs were paid during fiscal 2012. We expect to pay the remainder during fiscal 2013. There have been no significant modifications to the amount of these charges.

Other special charges for fiscal 2012 primarily consisted of costs of $4.1 for advisory fees associated with our proxy contest.

Employee severance and related costs of $6.1 for fiscal 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 66% of the year-to-date costs were paid during fiscal 2011. Costs remaining as of January 31, 2011 were paid in fiscal 2012. There were no significant modifications to the amount of these charges.

Other special charges for fiscal 2011 consisted primarily of advisory fees of $2.1 and leased facility restoration costs of $1.4.

Employee severance and related costs of $10.7 for fiscal 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Substantially all of these costs were paid during fiscal 2010. There were no significant modifications to the amount of these charges.

Other special charges for fiscal 2010 included costs of $4.7 for advisory fees, $2.5 for the abandonment of leased facilities, and $2.1 for acquisition related expenses.

Other Income (Expense), Net

Year ended January 31,	2012	Change	2011	Change	2010
Interest income	$2.2	57%	$1.4	40%	$1.0
Foreign currency exchange loss	(0.7)	42%	(1.2)	(200%)	(0.4)
Gain on conversion of equity method investment to controlling interest	1.5	—	—	—	—
Equity in losses of unconsolidated entities	(0.1)	89%	(0.9)	10%	(1.0)
Other, net	(1.3)	7%	(1.4)	(180%)	(0.5)

Other income (expense), net	$1.6	176%	$(2.1)	(133%)	$(0.9)

In fiscal 2012, we exchanged one of our product lines for a controlling interest in a privately-held company. Prior to acquiring this controlling interest, we had a noncontrolling interest, which was accounted for under the equity method of accounting. As a result of this transaction, we recognized a gain of $1.5 to adjust the carrying value of our equity method investment in the company to its fair value based on an income approach valuation method.

The change in foreign currency exchange loss for fiscal 2011 compared to fiscal 2010 was primarily due to unfavorable movements of exchange rates in fiscal 2011 on the U.S. dollar.

Interest Expense

Year ended January 31,	2012	Change	2011	Change	2010
Interest Expense	$31.4	71%	$18.4	5%	$17.5

The increase in interest expense for fiscal 2012 compared to fiscal 2011 was primarily due to the repayment of debt in April 2011 and the resulting losses of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures (6.25% Debentures), and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

The increase in interest expense for fiscal 2011 compared to fiscal 2010 was primarily due to the change in the premium (discount) on partial redemptions of our Floating Rate Convertible Subordinated Debentures due 2023.

Provision for Income Taxes

Year ended January 31,	2012	Change	2011	Change	2010
Income tax expense (benefit)	$(1.1)	(132%)	$3.4	55%	$2.2

In fiscal 2012, our income before taxes of $82.3 consisted of $145.2 of pre-tax income in foreign jurisdictions and ($62.9) of pre-tax loss in the U.S., reflecting earnings by certain foreign operations, including that of our Irish subsidiaries, and a higher proportion of our operating expenses and financing costs occurring in the U.S. Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets.

Our effective tax rate was (1%) for fiscal 2012. Our tax benefit differs from tax computed at the U.S. federal statutory rate primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Net reduction in reserves for uncertain tax positions; and

•	The application of tax incentives for research and development.

These differences are partially offset by:

•	U.S. losses for which no tax benefit has been recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside of the U.S. As of January 31, 2012, the cumulative amount of earnings upon which income taxes have not been provided for is approximately $335.5. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards, research and development credits and foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently re-invested foreign earnings is not practicable. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have considered the impact in our provision.

As of January 31, 2012, for U.S. federal income tax purposes, we had net operating loss carryforwards of approximately $235.0, foreign tax credits of $4.7, research and experimentation credit carryforwards of $52.2, alternative minimum tax credits of $2.7, and childcare credits of $1.4. For state income tax purposes, we had net operating loss carryforwards totaling $200.6 from multiple jurisdictions, and research and experimentation and other miscellaneous state credits of $12.5. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If we do not use the carryforwards to reduce U.S. taxable income in future periods, portions of the net operating loss carryforwards will expire in fiscal years ending 2019 through 2032. The foreign tax credits will expire in fiscal years ending 2015 through 2022, research and experimentation credit carryforwards will expire between fiscal years ending 2019 through 2032, and childcare credits will expire between fiscal years ending 2023 and 2032. The alternative minimum tax credits do not expire. As of January 31, 2012, we have net operating losses in multiple foreign jurisdictions of $13.2. In general, we can carry forward the net operating losses for these foreign jurisdictions indefinitely.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryovers. We calculated the deferred tax assets and liabilities using the enacted laws and tax rates that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize net operating loss carryforwards, research and experimentation credit carryforwards, and foreign tax credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We continue to evaluate the realizability of the deferred tax assets on a periodic basis.

Net deferred tax assets of $12.4 as of January 31, 2012, reflect a net decrease of $4.5 compared to $16.9 as of January 31, 2011. Gross deferred tax assets increased by $22.3 from January 31, 2011 to January 31, 2012 principally due to the generation of net operating losses and tax credits in the U.S. and the timing of the deduction on accrued expenses. There was an $11.8 increase in deferred tax liabilities from January 31, 2011 to January 31, 2012 principally related to an increase in the amount, and tax thereon, of earnings treated as not permanently reinvested and basis differences in intangible assets acquired in a stock acquisitions. The valuation allowance increased by $15.0 from January 31, 2011 to January 31, 2012.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the tax years that remain open are fiscal 2009 and forward, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which utilized. The statute of limitations remains open for years on or after 2006 in Japan and fiscal 2008 in Ireland.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. Many of these events cannot be predicted, such as clarifications of tax law by administrative or judicial means, and it is often difficult to predict the final outcome or timing for resolution of any particular tax matter. We expect to record additional reserves in future periods with respect to our tax filing positions. It is reasonably possible that unrecognized tax positions may decrease from $0 to $10.0 due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of reserves, which could settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $0.7 for the year ended January 31, 2012, an expense of $0.2 for the year ended January 31, 2011, and a benefit of $1.6 for the year ended January 31, 2010.

The liability for income taxes associated with uncertain tax positions was $34.3 as of January 31, 2012 and $44.1 as of January 31, 2011. Tax benefits that could offset this liability were $0.4 as of January 31, 2012 and $0.5 as of January 31, 2011. Such offsetting tax benefits consider the correlative effects of deductible interest and state income taxes. We expect uncertain tax positions of $32.1, if recognized, would favorably affect our effective tax rate. As of January 31, 2012, the full reserve for taxes of $34.3 was reflected in income tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. Early adoption is not permitted for public entities. We do not believe the impact of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements and gives entities the option to present the components of net income and comprehensive income as either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. ASU 2011-05 will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe the impact of ASU 2011-05 will have a material impact on the presentation of our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other.” The amended guidance reduces complexity and cost by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This initial assessment serves as a basis for determining if performing the two-step goodwill impairment test is necessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have implemented this accounting guidance for our fiscal year ended January 31, 2012 and found it to have no impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions subject to a master netting arrangement. ASU 2011-11 is intended to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). ASU 2011-11 will become effective retrospectively for annual reporting periods beginning on or after January 31, 2013 and interim periods within those annual periods. We are currently evaluating the impact of ASU 2011-11 on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of January 31, 2012, we have cash and cash equivalents totaling $83.1 held by our foreign subsidiaries. While the majority of our foreign earnings are indefinitely reinvested in foreign operations, a significant portion of offshore cash is accessible as some of our foreign earnings were previously taxed in the U.S. and net operating loss and tax credit carryforwards are available to offset U.S. taxes upon repatriation of other foreign earnings. We have provided tax on amounts which are not permanently reinvested. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been provided for, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Cash Flow Information

Year ended January 31,	2012	2011
Cash provided by operating activities	$103.9	$82.2
Cash used in investing activities	$(60.8)	$(72.8)
Cash (used in) provided by financing activities	$(29.8)	$22.1

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

Trade Accounts and Term Receivables

As of January 31,	2012	2011
Trade accounts receivable, net	$354.9	$347.1
Term receivables, long-term	$220.4	$167.4
Average days sales outstanding in short-term receivables	100 days	102 days
Average days sales outstanding in trade accounts receivable, net, excluding the current portion of term receivables	38 days	45 days

The decrease in the average days sales outstanding in short-term receivables as of January 31, 2012 was due to an increase in revenue in the fourth quarter of fiscal 2012 compared to fiscal 2011 and a decrease in outstanding trade accounts receivable as of January 31, 2012 compared to January 31, 2011.

The current portion of term receivables is $221.4 as of January 31, 2012 and $193.3 as of January 31, 2011. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $441.8 as of January 31, 2012 compared to $360.8 as of January 31, 2011. The increase in term receivables as of January 31, 2012 compared to January 31, 2011 was due to an increase in revenue for fiscal 2012 compared to fiscal 2011.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $29.1 for fiscal 2012 compared to $51.6 for fiscal 2011. We continue to be able to secure factoring sources and to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for fiscal 2013.

Accrued Payroll and Related Liabilities

As of January 31,	2012	2011
Accrued payroll and related liabilities	$112.3	$109.2

The increase in accrued payroll and related liabilities was primarily due to higher variable compensation for fiscal 2012 compared to fiscal 2011 resulting from an increase in revenue.

Deferred Revenue

As of January 31,	2012	2011
Deferred revenue	$206.4	$185.4

The increase in deferred revenue is primarily due to increased billings of support revenue during the fourth quarter of fiscal 2012 to be recognized over the contract term.

Investing Activities

Cash used in investing activities for fiscal 2012 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment decreased to $41.6 for fiscal 2012 compared to $47.2 for fiscal 2011. The expenditures for property, plant, and equipment for fiscal 2012 were primarily a result of spending on information technology and infrastructure improvements within facilities.

During fiscal 2012, we acquired one privately-held company and the assets of another for cash of $14.6, net of cash acquired. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities

For fiscal 2012, cash used in financing activities consisted primarily of the redemption of the 6.25% Debentures due 2026 and repurchases of common stock offset in part by proceeds from the issuance of the 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031. Additional discussion regarding these notes payable is presented in the section below.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over a three year period through April 2014. During fiscal 2012, we repurchased 6.8 shares of common stock for a cost of $90.0 under this program, including $25.0 repurchased in April 2011 using proceeds from our issuance of 4.00% Debentures. Under the terms of our revolving credit facility, the amount we can repurchase under the share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $43.7 of our stock can be repurchased under this limit as of January 31, 2012. In February 2012 the Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of the 4.00% Debentures. Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of January 31, 2012. Upon conversion of any 4.00% Debentures, a holder will receive:

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

6.25% Debentures due 2026

Interest on the 6.25% Debentures was payable semi-annually in March and September. During April 2011, we redeemed the remaining $196.5 principal amount of the 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, during fiscal 2012, we incurred a before tax net loss on the early extinguishment of debt of $11.2, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium on the redemption of the 6.25% Debentures, and a write-off of $1.5 for the remaining portion of unamortized debt issuance costs. No balance remains outstanding following the redemption.

Term Loan due 2013

In April 2010, we entered into a three-year term loan (Term Loan) to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. A fixed principal amount of $0.5 and interest payments were payable quarterly in February, May, August, and November.

In April 2011, we repaid the remaining $18.5 utilizing proceeds received from the issuance of the 4.00% Debentures. No balance remained outstanding following this repayment.

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

We had no borrowings against the revolving credit facility during fiscal 2012. The base interest rate was 4.5% as of January 31, 2012.

For further information on the revolving credit facility, see Note 7. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

CONTRACTUAL OBLIGATIONS

We are contractually obligated to make the following payments as of January 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$254.3	$1.3	$—	$—	$253.0
Interest on debt	194.0	10.2	20.2	20.2	143.4
Other liabilities (1)	35.7	9.8	11.5	6.0	8.4
Other borrowings	14.6	14.6	—	—	—
Operating leases	85.4	25.6	36.3	18.1	5.4

Total contractual obligations	$584.0	$61.5	$68.0	$44.3	$410.2

(1)	In addition, our balance sheet as of January 31, 2012 included additional long-term taxes payable of $37.5 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities and the total amount of taxes payable. The timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated. As a result, this amount is not included in the above table.

OUTLOOK FOR FISCAL 2013

We expect revenues for the first quarter of fiscal 2013 to be approximately $255, with earnings per share for the same period of $0.19. For the full year fiscal 2013, we expect revenues to be approximately $1.1 billion, with earnings per share of approximately $1.13. We are focused on continued expense control in the operation of our business.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of January 31, 2012. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$39.8	1.54%

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of January 31, 2012 compared to a principal balance of $196.5 with a fixed interest rate of 6.25% as of January 31, 2011. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of January 31, 2012, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of January 31, 2012 and 2011, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 7. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”

We had other short-term borrowings of $5.2 outstanding as of January 31, 2012 and $4.9 as of January 31, 2011 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

If the interest rates as of January 31, 2012 on the above variable rate borrowings were to increase or decrease by 1% and the level of borrowings outstanding remained constant, annual interest expense would increase or decrease by approximately $0.1.

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

As of January 31,	2012		2011
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$45.0	76.72	$99.6	82.99
Euro	26.8	0.77	40.7	0.75
British pound	14.0	0.64	13.3	0.63
Swedish krona	11.7	6.85	12.9	6.65
Taiwan dollar	8.3	29.86	7.2	28.86
Canadian dollar	8.0	1.01	8.4	0.99
Indian rupee	5.5	50.67	12.1	45.78
Other (1)	22.7	—	15.4	—

Total forward contracts	$142.0		$209.6

(1)	Other includes 10 currencies which are the Korean wan, Danish kroner, Hungarian forints, Russian rubles, Israeli shekel, Polish zloty, Chinese yuan, Swiss franc, Norwegian kroner, and Singapore dollars.

Item 8.	Financial Statements and Supplementary Data

Mentor Graphics Corporation

Consolidated Statements of Operations

Year ended January 31,	2012	2011	2010
In thousands, except per share data
Revenues:
System and software	$631,549	$562,355	$479,493
Service and support	383,089	352,398	323,234

Total revenues	1,014,638	914,753	802,727

Cost of revenues:
System and software	54,972	42,865	33,835
Service and support	108,690	99,612	88,704
Amortization of purchased technology	9,796	13,771	12,012

Total cost of revenues	173,458	156,248	134,551

Gross margin	841,180	758,505	668,176

Operating expenses:
Research and development	310,758	296,631	264,051
Marketing and selling	326,608	312,834	297,718
General and administration	74,811	80,948	75,056
Equity in earnings of Frontline	(2,268)	(2,051)	—
Amortization of intangible assets	5,905	7,347	11,184
Special charges	13,174	10,257	21,334

Total operating expenses	728,988	705,966	669,343

Operating income (loss)	112,192	52,539	(1,167)
Other income (expense), net	1,576	(2,116)	(928)
Interest expense	(31,444)	(18,411)	(17,546)

Income (loss) before income tax	82,324	32,012	(19,641)
Income tax expense (benefit)	(1,063)	3,428	2,248

Net income (loss)	$83,387	$28,584	$(21,889)
Less: Loss attributable to noncontrolling interest	(485)	—	—

Net income (loss) attributable to Mentor Graphics shareholders	$83,872	$28,584	$(21,889)

Net income (loss) per share attributable to Mentor Graphics shareholders:
Basic	$0.76	$0.27	$(0.23)

Diluted	$0.74	$0.26	$(0.23)

Weighted average number of shares outstanding:
Basic	110,138	107,743	96,474

Diluted	112,915	109,861	96,474

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Balance Sheets

As of January 31,	2012	2011
In thousands
Assets
Current assets:
Cash and cash equivalents	$146,499	$133,113
Restricted cash	4,237	—
Trade accounts receivable, net of allowance for doubtful accounts of $4,432 as of January 31, 2012 and $3,941 as of January 31, 2011	354,924	347,075
Other receivables	11,085	8,797
Inventory	8,136	8,255
Prepaid expenses and other	24,751	20,072
Deferred income taxes	17,803	15,992

Total current assets	567,435	533,304
Property, plant, and equipment, net	148,019	139,340
Term receivables	220,355	167,425
Goodwill	527,102	510,508
Intangible assets, net	28,569	31,189
Other assets	59,195	46,212

Total assets	$1,550,675	$1,427,978

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$14,617	$15,544
Current portion of notes payable	1,349	2,000
Accounts payable	17,261	16,724
Income taxes payable	2,538	5,517
Accrued payroll and related liabilities	112,349	109,173
Accrued liabilities	34,284	39,513
Deferred revenue	191,540	171,416

Total current liabilities	373,938	359,887

Notes payable	213,224	207,348
Deferred revenue	14,883	13,953
Income tax liability	34,257	44,095
Other long-term liabilities	39,033	25,981

Total liabilities	675,335	651,264

Commitments and contingencies (Note 10)

Noncontrolling interest with redemption feature	9,266	—
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of January 31, 2012 and January 31, 2011; 109,346 shares issued and outstanding as of January 31, 2012 and 111,249 shares issued and outstanding as of January 31, 2011	775,362	765,179
Retained earnings (accumulated deficit)	62,032	(20,158)
Accumulated other comprehensive income	28,680	31,693

Total stockholders’ equity	866,074	776,714

Total liabilities and stockholders’ equity	$1,550,675	$1,427,978

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Cash Flows

Year ended January 31,	2012	2011	2010
In thousands
Operating Cash Flows:
Net income (loss)	$83,387	$28,584	$(21,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	31,948	30,814	31,120
Amortization of intangible assets and debt costs	22,239	26,129	28,538
Loss (gain) on debt extinguishment	3,518	—	(380)
Write-off of debt issuance costs	8,010	132	26
Stock-based compensation	21,658	20,511	26,159
Deferred income taxes	2,754	(3,541)	13,962
Changes in other long-term liabilities	2,889	(7,054)	(3,669)
Gain on conversion of equity method investment to controlling interest	(1,519)	—	—
In-process research and development	—	120	—
Write-down of long-term investments	—	—	113
Equity in (income) loss of unconsolidated entities, net of dividends received	4,874	3,587	995
(Gain) loss on disposal of property, plant, and equipment, net	(7)	(30)	208
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(8,915)	(44,735)	(1,117)
Prepaid expenses and other	(16,295)	(3,013)	20,056
Term receivables, long-term	(54,637)	(4,409)	(9,479)
Accounts payable and accrued liabilities	(3,122)	20,951	(957)
Income taxes payable	(11,725)	(1,424)	(28,225)
Deferred revenue	18,881	15,586	(17,572)

Net cash provided by operating activities	103,938	82,208	37,889

Investing Cash Flows:
Proceeds from sales and maturities of short-term investments	—	3	1,994
Increase in restricted cash	(3,977)	—	—
Purchases of property, plant, and equipment	(41,555)	(47,175)	(46,397)
Acquisitions of businesses and equity interests, net of cash acquired	(15,260)	(25,578)	(5,535)

Net cash used in investing activities	(60,792)	(72,750)	(49,938)

Financing Cash Flows:
Proceeds from issuance of common stock	37,460	27,530	20,059
Repurchase of common stock	(89,996)	—	—
Tax effect of share options exercised	—	—	(96)
Net increase (decrease) in short-term borrowings	(1,284)	(2,162)	973
Debt and equity issuance costs	(9,020)	(1,220)	(544)
Proceeds from notes payable and revolving credit facility	253,000	100,225	20,000
Repayments of notes payable and revolving credit facility	(219,919)	(102,263)	(23,450)

Net cash (used in) provided by financing activities	(29,759)	22,110	16,942

Effect of exchange rate changes on cash and cash equivalents	(1)	2,205	805

Net change in cash and cash equivalents	13,386	33,773	5,698
Cash and cash equivalents at the beginning of the period	133,113	99,340	93,642

Cash and cash equivalents at the end of the period	$146,499	$133,113	$99,340

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Common Stock					Total Stockholders’ Equity	Noncontrolling Interest with Redemption Feature
	Shares	Amount			Comprehensive Income (Loss)
In thousands
Balance as of January 31, 2009	94,126	$602,064	$(26,853)	$11,234		$586,445	$—
Net loss			(21,889)		$(21,889)	(21,889)
Foreign currency translation adjustment				10,689	10,689	10,689
Change in pension liability, after tax benefit of $457				(682)	(682)	(682)
Unrealized gain on derivatives, after tax expense of $108				4,923	4,923	4,923

Comprehensive loss					$(6,959)

Stock issued under stock option and stock purchase plans	4,449	20,059				20,059
Stock issued for acquistion	1,903	14,911				14,911
Stock compensation expense		25,657				25,657
Reduction of tax benefit from share options exercised		(96)				(96)

Balance as of January 31, 2010	100,478	$662,595	$(48,742)	$26,164		$640,017	$—
Net income			28,584		$28,584	28,584
Foreign currency translation adjustment				1,595	1,595	1,595
Change in pension liability, after tax expense of $1,667				2,349	2,349	2,349
Unrealized gain on derivatives, after tax expense of $279				1,585	1,585	1,585

Comprehensive income					$34,113

Stock issued under stock option and stock purchase plans	5,150	27,530				27,530
Stock issued for acquisition	5,621	54,028				54,028
Stock compensation expense		21,026				21,026

Balance as of January 31, 2011	111,249	$765,179	$(20,158)	$31,693		$776,714	$—
Net income			83,872		$83,872	83,872	(485)
Foreign currency translation adjustment				(3,022)	(3,022)	(3,022)	(127)
Change in pension liability, after tax expense of $110				212	212	212
Unrealized loss on derivatives, after tax benefit of $73				(203)	(203)	(203)

Comprehensive Income					$80,859

Convertible debt feature		42,531				42,531
Acquisition of controlling interest		(815)				(815)	8,196
Adjustment of noncontrolling interest to redemption value			(1,682)			(1,682)	1,682
Stock issued under stock option and stock purchase plans	4,902	37,459				37,459
Stock repurchased	(6,805)	(89,995)				(89,995)
Stock compensation expense		21,003				21,003

Balance as of January 31, 2012	109,346	$775,362	$62,032	$28,680		$866,074	$9,266

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

Cash and Cash Equivalents

Cash equivalents totaled $39,769 as of January 31, 2012 and $6,000 as of January 31, 2011 and included certificates of deposit and other highly liquid investments with original maturities of ninety days or less. Restricted cash totaling $4,237 as of January 31, 2012 represents funds held in escrow for the purchase of land.

Investments

Long-term investments, included in other assets on the accompanying consolidated balance sheets, include investments with maturities in excess of one year from the balance sheet date, investments with indefinite lives, and equity securities. We determine the appropriate classification of our investments at the time of purchase. For investments in equity securities, we use the equity method of accounting when our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, we currently record our share of earnings or losses as a component of other income (expense), net equal to our proportionate share of the earnings or losses of the investee. For debt securities with readily determinable fair values (marketable securities), we classify our investment as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We state held-to-maturity securities at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. We carry available-for-sale securities at fair value based on quoted market prices. We report unrealized gains and losses of available-for-sale securities, net of tax, in stockholders’ equity as a component of accumulated other comprehensive income. For investments in equity securities of private companies without a readily determinable fair value, and as to which we do not exercise significant influence over the investee, we record our investment under the cost method of accounting. Under the cost method of accounting, we carry the investment at historical cost. We periodically evaluate the fair value of all investments to determine if an other-than-temporary decline in value has occurred.

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

Goodwill is not amortized, but is tested for impairment at least annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We operate as a single reporting unit for purposes of goodwill evaluation. We completed our annual goodwill impairment test as of January 31, 2012, 2011, and 2010. Our goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of the reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of January 31, 2012, 2011, and 2010, our annual impairment analysis of goodwill provided no indicators that a potential impairment existed for our reporting unit and we were not at risk of failing step-one of the goodwill analysis. Accordingly, no impairment charge was recognized during fiscal 2012, 2011, or 2010.

We amortize purchased technology over three to five years to system and software cost of revenues and other intangible asset costs over one to five years to operating expenses. We amortized capitalized in-process research and development, upon completion of projects to cost of revenues over the estimated useful life of the technology. Alternatively, if we abandon the project, the in-process research and development costs will be expensed to operating expense when such determination is made. Total purchased technology and other intangible asset amortization expenses were as follows:

Year ended January 31,	2012	2011	2010
Purchased technology and other intangible asset amortization expenses	$15,701	$21,118	$23,196

As of January 31, 2012, the carrying value of goodwill, intangible assets, and long-lived assets was as follows:

As of January 31,	2012	2011
Goodwill	$527,102	$510,508
Net purchased technology and in-process research and development(1)	$14,023	$17,852
Net other intangible assets(2)	$14,546	$13,337

(1)	Includes accumulated amortization of $113,139 as of January 31, 2012 and $103,343 as of January 31, 2011.
(2)	Includes accumulated amortization of $59,043 as of January 31, 2012 and $53,138 as of January 31, 2011.

The following table summarizes goodwill activity:

Balance as of January 31, 2010	$458,313
Acquisitions	50,430
Earnouts	1,469
Foreign exchange	296

Balance as of January 31, 2011	$510,508
Acquisitions	16,107
Earnouts	642
Foreign exchange	(155)

Balance as of January 31, 2012	$527,102

We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2013	$13,624
2014	7,378
2015	5,029
2016	1,971
2017	567
Thereafter	—

Aggregate amortization expense	$28,569

Noncontrolling Interest with Redemption Feature

As of January 31, 2012, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which allows the other owners of the company to require us to purchase their noncontrolling interest at a future date for a price based on a formula defined in the agreement. The noncontrolling interest adjusted for this redemption feature is presented on the consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.

The noncontrolling interest with redemption feature is recognized at the greater of: (i) the calculated redemption value as of the balance sheet date, as if it were redeemable; or (ii) the originally recorded value adjusted for: (a) the cumulative impact of net income (loss) and (b) other changes in accumulated other comprehensive income attributable to the noncontrolling interest holders. Adjustments for the excess of the redemption value over the originally recorded balance (adjusted for cumulative activity) are recorded directly to retained earnings. We adjust the numerator in our earnings per share calculation in the current period for these adjustments to retained earnings to the extent they are considered to be material.

The results of the majority-owned subsidiary are presented in our consolidated results with an adjustment reflected on the face of our statement of operations for the noncontrolling investors’ interest in the results of the subsidiary.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred income taxes for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. We calculate deferred tax assets and liabilities using enacted laws and tax rates that will be in effect when we expect the differences to reverse and be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Deferred tax assets are not recorded, however, in the following circumstances:

•

A deferred tax asset is not recorded for net operating loss carryforwards created by excess tax benefits from the exercise of stock options. To the extent such net operating loss carryforwards are utilized, we will increase Stockholders’ equity. The historical and current deferred tax assets related to excess tax benefits from stock option exercises are excluded in the presentation of our financial results.

•	Deferred tax assets are not recorded to the extent they are attributed to uncertain tax positions.

For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, we have established a valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would reverse the valuation allowance associated with such deferred tax assets in the period such determination was made. Also, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would record a valuation allowance on such net deferred tax assets with a corresponding increase in expense in the period such determination was made.

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

We recognize amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative currently in earnings. We regularly evaluate forecasted transactions designated as the hedged item in a cash flow hedge to assess whether they continue to be probable of occurring. To the extent a forecasted transaction is no longer deemed probable of occurring, we prospectively discontinue hedge accounting treatment and we reclassify deferred amounts to other income (expense), net in the consolidated statement of operations. We noted no such instance during the years ended January 31, 2012, 2011, or 2010.

The fair values and balance sheet presentation of our derivative instruments which include cash flow forwards and non-designated forwards are summarized as follows:

	Location	Asset Derivatives	Liability Derivatives
Total derivatives as of January 31, 2012	Other receivables	$1,208	$(326)
Total derivatives as of January 31, 2011	Other receivables	$1,700	$(874)

We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The effect of derivative instruments not designated as hedging instruments on income is as follows:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivatives
	Location	Amount as of January 31, 2012	Amount as of January 31, 2011
Non-designated forwards	Other income (expense),net	$(2,566)	$2,083

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

We include finance fee revenues from the accretion of the discount on long-term installment receivables in system and software revenues. Finance fee revenues were 2.0% of total revenues for fiscal 2012 and fiscal 2011, and 1.9% of total revenues for fiscal 2010.

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

We base our VSOE for certain elements of an arrangement upon the pricing in comparable transactions when the element is sold separately. We primarily base our VSOE for term and perpetual support services upon customer renewal history where the services are sold separately. We also base VSOE for professional services and installation services for emulation hardware systems upon the price charged when the services are sold separately.

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

Software Development Costs

We capitalize software development costs beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of our products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to Research and development expense in all periods in the accompanying consolidated statements of operations. Other than purchased technology acquired as part of acquisitions of businesses discussed in Note 4. “Business Combinations,” we did not capitalize any acquired technology costs during fiscal 2012, 2011 or 2010.

Advertising Costs

We expense all advertising costs as incurred. Advertising expense is included in marketing and selling expense in the accompanying consolidated statement of operations and was as follows:

Year ended January 31,	2012	2011	2010
Advertising expense	$3,015	$3,528	$3,668

Special Charges

We record restructuring charges within special charges in the consolidated statements of operations in connection with our plans to better align our cost structure with projected operations in the future. Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to acquisitions, excess facility costs, asset-related charges, post-acquisition rebalances and restructuring costs, including severance and benefits.

Net Income (Loss) Per Share

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of restricted stock units, common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans, warrants using the treasury stock method, and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive. See additional discussion in Note 13. “Net Income (Loss) Per Share.”

Accounting for Stock-Based Compensation

We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period and consequently we recognize the expense fully in the period in which the award is granted. We present the excess tax benefit from the exercise of stock options when the benefit that was previously recorded as a financing activity in the consolidated statements of cash flows is utilized.

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

See a further description of how we estimate the fair value of stock options and purchase rights under our employee stock purchase plans (ESPPs) in Note 11. “Employee Stock and Savings Plan.”

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

We sold the following trade receivables to financing institutions on a non-recourse basis and recognized the following gain (loss) on the sale of those receivables:

Year ended January 31,	2012	2011	2010
Trade receivables, short-term	$13,645	$27,011	$14,557
Term receivables, long-term	16,662	26,554	19,452

Total receivables sold	30,307	53,565	34,009
Net proceeds	29,146	51,601	31,838

Discount on sold receivables	(1,161)	(1,964)	(2,171)
Unaccreted interest on sold receivables	1,273	2,133	1,549

Gain (loss) on sale of receivables	$112	$169	$(622)

Reclassifications

Certain items have been reclassified between cost of revenues and operating expenses, and within operating expenses for fiscal 2011 and fiscal 2010. We have reclassified a portion of our information technology administrative costs out of general and administration into cost of revenues, research and development, and marketing and selling. Additionally, we have reclassified technical publication expenses associated with our products from research and development to cost of revenues. Finally, we have reclassified the salaries and other related costs of our Technical Marketing Engineers from marketing and selling to research and development. While these reclassifications reduced gross margin, they had no impact on operating income (loss) or net income (loss) for the years ended January 31, 2011 and 2010.

The reclassifications of our previously issued consolidated statements of operations were made to conform to current period presentation. These reclassifications were the result of a refinement of our allocation of costs to more closely align these activities with utilization. In addition, these reclassifications more closely align our cost allocations with other companies in our industry.

The amounts have been reclassified in our consolidated statements of operations for the time periods noted below as follows:

Year ended January 31,	2011		2010
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Revenues	$914,753	$914,753	$802,727	$802,727
Cost of revenues
System and software	31,119	42,865	22,592	33,835
Service and support	95,715	99,612	85,265	88,704
Amortization of purchased technology	13,771	13,771	12,012	12,012

Total cost of revenues	140,605	156,248	119,869	134,551

Gross margin	774,148	758,505	682,858	668,176

Operating expenses:
Research and development	284,851	296,631	255,538	264,051
Marketing and selling	320,825	312,834	303,709	297,718
General and administration	100,380	80,948	92,260	75,056
Equity in earnings of Frontline	(2,051)	(2,051)	—	—
Amortization of intangible assets	7,347	7,347	11,184	11,184
Special charges	10,257	10,257	21,334	21,334

Total operating expenses	721,609	705,966	684,025	669,343

Operating income (loss)	$52,539	$52,539	$(1,167)	$(1,167)

3. Fair Value Measurement

The Financial Accounting Standards Board’s (FASB) authoritative guidance established a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—One or more significant inputs to the valuation model are unobservable.

We use an income approach to determine the fair value of our foreign currency exchange contracts. The net gains or losses for foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, are reported in accumulated other comprehensive income in stockholders’ equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our consolidated statement of operations. Foreign currency exchange contracts are recorded at fair value utilizing observable market inputs at measurement date and standard valuation techniques.

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

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$882	$—	$882	$—
Contingent consideration	(6,120)	—	—	(6,120)

Total	$(5,238)	$—	$882	$(6,120)

The following table presents information about financial assets and liabilities required to be carried at fair value on a recurring basis as of January 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$826	$—	$826	$—
Contingent consideration	(5,342)	—	—	(5,342)

Total	$(4,516)	$—	$826	$(5,342)

In connection with certain acquisitions in fiscal 2012, 2011 and 2010, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. We have estimated the fair value of this contingent consideration as the present value of the expected contingent payments over the term of the arrangements. Of the total recorded balance, $510 was included in accrued liabilities and $5,610 was included in other long term liabilities on our consolidated balance sheet at January 31, 2012. The total recorded balance at January 31, 2011 was included in other long term liabilities on our consolidated balance sheet. During the year ended January 31, 2012, we recorded decreases in contingent consideration resulting in a net gain of $532 to special charges in our consolidated statement of operations. The adjustments in the liability were due to changes in the timing and amounts of the expected contingent payments. During the year ended January 31, 2011, we recorded a decrease in our fiscal 2010 liability for contingent consideration resulting in a gain of $760 to special charges in our consolidated statement of operations. The adjustment in the liability was due to a change in the timing of a future product release.

The following table summarizes Level 3 activity:

Balance as of January 31, 2010	$1,822
Contingent consideration	4,260
Adjustment	(760)
Interest accretion	20

Balance as of January 31, 2011	$5,342
Contingent consideration	1,090
Payments/adjustments	(540)
Interest accretion	228

Balance as of January 31, 2012	$6,120

The following table summarizes the fair value and carrying value of notes payable:

As of January 31,	2012	2011
Fair value of notes payable	$259,821	$221,291
Carrying value of notes payable	$214,573	$209,348

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of notes payable, $1,349 as of January 31, 2012 and $2,000 as of January 31, 2011, was classified as current on our consolidated balance sheets. The carrying amount of Short-term borrowings of $14,617 as of January 31, 2012 and $15,544 as of January 31, 2011 approximates fair value because of the short-term nature of the instruments.

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

4. Business Combinations

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

Acquisitions during the year ended January 31, 2012

	Total Consideration	Net Liabilities Assumed	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Total Acquisitions	$26,881	$(601)	$13,110	$(1,735)	$16,107

On August 30, 2011, we exchanged one of our product lines for a controlling interest in a privately-held company. The exchange was accounted for as a business combination. Prior to acquiring this controlling interest, we had a noncontrolling investment, which was accounted for under the equity method of accounting. We recorded $8,900 for the fair value of the net assets of the acquired business. See Note 2. “Summary of Significant Accounting Policies,” for a description of our accounting for the noncontrolling interest.

Acquisitions for the year end January 31, 2012 consisted of one privately-held company and the assets of another privately-held company, all of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

The identified intangible assets acquired for all fiscal 2012 acquisitions consisted of purchased technology of $5,980 and other intangibles of $7,130. We are amortizing purchased technology to cost of revenues over three to four years and other intangibles to operating expense over three to five years. The goodwill created by the transactions is not deductible for tax purposes. Key factors that make up the goodwill created by the transactions include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.

Acquisitions during the year ended January 31, 2011

Acquisition	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Valor	$86,903	$47,423	$18,600	$(11,636)	$32,516
Other	26,217	2,003	6,300	—	17,914

Total	$113,120	$49,426	$24,900	$(11,636)	$50,430

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

Other acquisitions for the year end January 31, 2011 consisted of one privately-held company, and the assets of three other privately-held companies, which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

Acquisitions during the year ended January 31, 2010

Acquisition	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Total Acquisition	$24,662	$1,341	$9,960	$(222)	$13,583

Acquisitions for the year ended January 31, 2010 consisted of one publicly-held company and three privately-held companies, which were not material individually or in the aggregate.

The separate results of operations for the acquisitions during the years ended January 31, 2012, 2011, and 2010 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro-forma financial statements of the combined entities have been omitted.

5. Property, Plant, and Equipment, Net

A summary of property, plant, and equipment, net follows:

As of January 31,	2012	2011
Computer equipment and furniture	$284,191	$265,450
Buildings and building equipment	85,704	75,211
Land and improvements	21,179	21,044
Leasehold improvements	36,998	35,211

	428,072	396,916
Less accumulated depreciation and amortization	(280,053)	(257,576)

Property, plant, and equipment, net	$148,019	$139,340

In January 2010, we purchased three buildings in Fremont, California. We capitalized $31,569 in acquisition costs which is included in Buildings and building equipment and land and improvements. We relocated all of our San Jose, California research and development, sales, and administrative operations to Fremont at the termination of our San Jose leases in the third quarter of fiscal 2011 and began depreciation of the facilities upon occupation.

6. Term Receivables and Trade Accounts Receivable

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

Term receivable and trade accounts receivable balances were as follows:

As of January 31,	2012	2011
Trade accounts receivable	$133,494	$153,733
Term receivables, short-term	$221,430	$193,342
Term receivables, long-term	$220,355	$167,425

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

The credit risk assessment for our long-term receivables was as follows:

As of January 31,	2012	2011
S&P credit rating:
AAA+ through BBB-	$130,545	$84,685
BB+ and lower	15,161	19,473

	145,706	104,158
Internal credit assessment	74,649	63,267

Total long-term term receivables	$220,355	$167,425

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

The following shows the change in allowance for doubtful accounts for the years ended January 31, 2012, 2011, and 2010:

Allowance for doubtful accounts	Beginning balance	Charged to expense	Other changes(1)	Ending balance
Year ended January 31, 2012	$3,941	$688	$(197)	$4,432
Year ended January 31, 2011	$3,607	$369	$(35)	$3,941
Year ended January 31, 2010	$5,515	$(15)	$(1,893)	$3,607

(1)	Specific account write-offs and foreign exchange.

7. Short-Term Borrowings

Short-term borrowings consisted of the following:

As of January 31,	2012	2011
Collections of previously sold accounts receivable	$9,373	$10,680
Other borrowings	5,244	4,864

Short-term borrowings	$14,617	$15,544

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

This credit facility replaced a syndicated, senior, unsecured, revolving credit facility with a maximum borrowing capacity of $100,000. Under the prior revolving credit facility, we had the option to pay interest based on:

(i)	LIBOR with varying maturities commensurate with the borrowing period we select, plus a spread of between 1.0% and 1.6%, based on a pricing grid tied to a financial covenant, or

(ii)	A base rate plus a spread of between 0.0% and 0.6%, based on a pricing grid tied to a financial covenant.

The base rate was defined the same as it is for our current facility.

As a result of these interest rate options, our interest expense associated with borrowings under the prior revolving credit facility varied with market interest rates. In addition, commitment fees were payable on the unused portion of the revolving credit facility at rates between 0.25% and 0.35% based on a pricing grid tied to a financial covenant.

We paid commitment fees on these credit facilities as follows:

Year ended January 31,	2012	2011	2010
Commitment fees	$384	$241	$386

The new revolving credit facility entered into April 2011 contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

•	Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

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

We were in compliance with all financial covenants as of January 31, 2012. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We had no borrowings against the revolving credit facility during fiscal 2012. We borrowed $60,000 against the revolving credit facility and repaid $80,000 during fiscal 2011.

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

8. Notes Payable

Notes payable consisted of the following:

As of January 31,	2012	2011
4.00% Debentures due 2031	$213,224	$—
6.25% Debentures due 2026, issued 2006	—	157,843
6.25% Debentures due 2026, issued fiscal 2011	—	31,705
Term loan due 2013	—	18,500
Other	1,349	1,300

Notes payable	214,573	209,348
Term loan due 2013, current portion	—	(2,000)
Other, current portion	(1,349)	—

Notes payable, long-term	$213,224	$207,348

Annual maturities of our notes payable are scheduled as follows:

Fiscal years ending January 31,
2013	$1,349
2014	—
2015	—
2016	—
2017	—
Thereafter	253,000

$254,349

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of January 31, 2012. These circumstances include:

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

As the 4.00% Debentures contain conversion features that the debt may be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	January 31, 2012
Principal amount	$253,000
Unamortized debt discount	(39,776)

Net carrying amount of the liability component	$213,224

Equity component	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the consolidated statement of operations related to the 4.00% debentures:

2012
Interest expense at the contractual interest rate	$8,349
Amortization of debt discount	$4,154

The effective interest rate on the 4.00% Debentures was 7.25% for fiscal 2012.

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

The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 6.25% Debentures, issued 2006, are as follows:

As of January 31,	2012	2011
Principal amount	$—	$165,000
Unamortized debt discount	—	(7,157)

Net carrying amount of the liability component	$—	$157,843

Equity component	$—	$21,766

We recognized the following amounts in interest expense in the consolidated statements of operations related to the 6.25% Debentures, issued 2006:

Year ended January 31,	2012	2011	2010
Interest expense at the contractual interest rate	$2,900	$10,322	$10,312
Amortization of debt discount	$793	$3,010	$2,764

The effective interest rate on the 6.25% Debentures was 8.60% for the years ended January 31, 2012, 2011, and 2010.

During fiscal 2011, we issued $31,509 of 6.25% Debentures. The principal amount, unamortized premium, and net carrying amount of the 6.25% Debentures, issued fiscal 2011, are as follows:

As of January 31,	2012	2011
Principal amount	$—	$31,509
Unamortized debt premium	—	196

Net carrying amount of the liability component	$—	$31,705

No equity component was recorded for the 6.25% Debentures, issued fiscal 2011, as the conversion feature was deemed to be non-beneficial when the debt was issued.

During fiscal 2012, we redeemed the remaining $196,509 principal amount of 6.25% Debentures utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the consolidated statement of operations. No balance remains outstanding following this redemption.

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings on our revolving credit facility used to purchase office buildings in Fremont, California. Fixed principal of $500 and accrued interest payments were payable quarterly in February, May, August, and November.

During fiscal 2012, we repaid the remaining obligation of $18,500 on the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the consolidated statement of operations. The effective interest rate was 4.81% for fiscal 2012. No balance remains outstanding following this repayment.

Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 3.875% and is due in full along with all accrued interest on November 17, 2012.

9. Income Taxes

Domestic and foreign pre-tax income (loss) was as follows:

Year ended January 31,	2012	2011	2010
Domestic	$(62,943)	$(56,810)	$(75,899)
Foreign	145,267	88,822	56,258

Total pre-tax income (loss)	$82,324	$32,012	$(19,641)

The provision (benefit) for income taxes was as follows:

Year ended January 31,	2012	2011	2010
Current:
Federal	$475	$(826)	$(1,846)
State	137	250	407
Foreign	(2,731)	9,028	3,501

Total current	(2,119)	8,452	2,062

Deferred:
Federal and state	695	468	(163)
Foreign	361	(5,492)	349

Total deferred	1,056	(5,024)	186

Total provision (benefit) for income taxes	$(1,063)	$3,428	$2,248

Year ended January 31,	2012	2011	2010
Federal tax, at statutory rate	$28,813	$11,204	$(6,875)
State tax, net of federal benefit	137	251	833
Impact of international operations including withholding taxes and other reserves	(53,499)	(30,308)	(18,025)
Dividends	1,364	2,364	1,597
Foreign tax credits	(411)	(241)	(241)
Costs incurred for stock of acquired business	98	(3)	562
Tax credits (excluding foreign tax credits)	(9,677)	(9,697)	(7,610)
Amortization of deferred charge	323	657	1,349
U.S. losses and tax credits for which no benefit has been realized	28,275	24,574	25,196
Stock based compensation expense	2,947	2,663	4,986
Non-deductible meals and entertainment	1,096	1,117	943
Other, net	(529)	847	(467)

Provision (benefit) for income taxes	$(1,063)	$3,428	$2,248

The significant components of the deferred income tax provision (benefit) were as follows:

Year ended January 31,	2012	2011	2010
Net changes in gross deferred tax assets and liabilities	$(10,491)	$(20,381)	$(19,765)
Deferred tax assets increasing goodwill	(1,747)	(5,618)	(567)
Deferred tax assets reducing/(increasing) equity	36	(1,178)	506
Deferred tax assets increasing deferred charge and other liabilities	(1,690)	(305)	(13,823)
Increase in beginning-of-year balance of the valuation allowance for deferred tax assets	14,948	22,458	33,835

Total deferred income tax provision (benefit)	$1,056	$(5,024)	$186

The tax effects of temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities, were as follows:

As of January 31,	2012	2011
Deferred tax assets:
Depreciation of property, plant, and equipment	$232	$1,393
Reserves and allowances	9,509	3,746
Accrued expenses not currently deductible	22,267	25,337
Stock-based compensation expense	14,902	14,832
Net operating loss carryforwards	68,746	56,221
Tax credit carryforwards	57,198	47,163
Purchased technology and other intangible assets	15,070	16,365
Deferred revenue	1,563	1,793
Other, net	8,086	8,427

Total gross deferred tax assets	197,573	175,277
Less valuation allowance	(147,984)	(133,036)

Deferred tax assets	49,589	42,241

Deferred tax liabilities:
Intangible assets	(21,578)	(22,572)
Convertible debt	(15,607)	(2,808)

Deferred tax liabilities	(37,185)	(25,380)

Net deferred tax assets	$12,404	$16,861

The above schedule includes short-term and long-term deferred tax assets and liabilities. Net long-term deferred tax liabilities are presented in our balance sheet in other long-term liabilities.

As of January 31, 2012, we had the following foreign and U.S. Federal and state carryforwards for income tax purposes:

Credit or carryforward	As of January 31, 2012	Expiration
Federal credits and carryforwards:
Research & expermination credit carryforward	$52,175	Fiscal 2019 -2032
Net operating loss carryforward	$234,999	Fiscal 2019 -2032
Foreign tax credits	$4,748	Fiscal 2015 -2022
Alternative minimum tax credits	$2,683	No expiration
Childcare credits	$1,363	Fiscal 2023 and 2032
State income tax credits and carryforwards:
Net operating loss carryforward	$200,581	Fiscal 2012 - 2031
Research and experimentation	$11,394	Fiscal 2012 - 2026
Miscellaneous	$1,086	Various
Foreign net operating loss carryforwards	$13,155	Generally indefinite

Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such net operating loss carryforwards are utilized, we will increase stockholders’ equity. For presentation purposes, we have elected to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Our deferred tax assets related to net operating losses and tax credit carryforwards created by excess tax benefits from stock options have been reduced by $28,210 as of January 31, 2012 and $25,606 as of January 31, 2011.

The increase in the valuation allowance largely resulted from an increase in tax credit and net operating loss carryforwards in the U.S., the timing of the deduction on the accrued expenses, and the movement of the reserves in our tax position. We have determined the amount of the valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is not more-likely-than-not that our U.S. entities will generate sufficient taxable income and foreign source income to fully utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly, there is a valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions.

We have not provided for income tax on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside the U.S. As of January 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $335,522. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards or of foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently re-invested earnings is not practicable. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have considered the impact in our tax provision.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. The tax years for U.S. federal income tax purposes, which remain open for examination are fiscal years 2009 and forward, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after 2006 in Japan and fiscal year 2008 in Ireland.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to our tax filing positions. It is reasonably possible that existing unrecognized tax benefits may decrease from $0 to $10,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of reserves, which could settle or expire within the next twelve months, may result in recording deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $677 for the year ended January 31, 2012; an expense of $211 for the year ended January 31, 2011 and a benefit of $1,560 for the year ended January 31, 2010.

The below schedule shows the gross changes in unrecognized tax benefits associated with uncertain tax positions for the years ending January 31, 2012 and 2011:

Unrecognized tax benefits as of January 31, 2010	$39,910
Gross increases—tax positions in prior period	6,771
Gross decreases—tax positions in prior period	(931)
Gross increases—tax positions in current period	6,099
Settlements	(141)
Lapse of statute of limitations	(3,481)
Cumulative translation adjustment	2,469

Unrecognized tax benefits as of January 31, 2011	$50,696
Gross increases—tax positions in prior period	647
Gross decreases—tax positions in prior period	(189)
Gross increases—tax positions in current period	3,484
Lapse of statute of limitations	(12,084)
Cumulative translation adjustment	(649)

Unrecognized tax benefits as of January 31, 2012	$41,905

The ending balances of unrecognized tax benefits represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained. The ending gross balances exclude accrued interest and penalties related to such positions of $9,916 as of January 31, 2012 and $9,664 as of January 31, 2011. We expect that $32,064 of our unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.

10. Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum.

Rent expense under operating leases was as follows:

Year ended January 31,fin4	2012	2011	2010
Rent expense	$27,535	$29,446	$32,283

We entered into agreements to sublease portions of our facility sites. Rental income under these agreements was as follows:

Year ended January 31,	2012	2011	2010
Rental income	$427	$1,691	$1,497

Future minimum lease payments and sublease income under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,	Lease Payments	Sublease Income
2013	$25,560	$433
2014	21,232	194
2015	15,106	—
2016	10,736	—
2017	7,330	—
Thereafter	5,435	—

Total	$85,399	$627

Income Taxes

As of January 31, 2012, we had a liability of $34,257 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our consolidated balance sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer or a set cap. As of January 31, 2012, we were not aware of any material liabilities arising from these indemnifications.

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

In some instances, we are unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have. There are many reasons that we cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding; damages sought that are unspecific, unsupportable, unexplained or uncertain; discovery not having been started or incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.

11. Employee Stock and Savings Plans

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

Stock options and restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price not less than the fair market value of the shares on the date of grant.

As of January 31, 2012, a total of 7,299 shares of common stock were available for future grant under the above Incentive Plan.

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

On December 14, 2009, our shareholders approved the exchange of certain options for restricted stock units. Eligible for the exchange were options held by non-executive employees with an exercise price equal to or greater than $11.00 which were granted prior to January 7, 2009 and expire after August 15, 2010. The offer expired February 5, 2010. Effective February 8, 2010 a total of 6,945 options were exchanged for 557 restricted stock units. Total incremental cost of $491 resulted from this exchange. The incremental cost was amortized over two years.

Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2009	20,597	$13.19	5.33	$8

Granted	970	7.90
Assumed in acquisition	285	9.19
Exercised	(259)	7.08
Forfeited	(246)	10.10
Expired	(2,365)	13.23

Balance as of January 31, 2010	18,982	$12.98	3.75	$10,347

Granted	508	10.14
Assumed in acquisition	2,160	5.05
Exercised	(1,640)	5.27
Forfeited	(84)	7.23
Expired	(1,114)	16.86
Exchanged	(6,945)	16.77

Balance as of January 31, 2011	11,867	$9.94	5.35	$44,780

Granted	517	10.70
Exercised	(2,227)	6.82
Forfeited	(126)	7.79
Expired	(844)	18.38

Balance as of January 31, 2012	9,187	$10.00	5.18	$39,303

Options exercisable as of January 31, 2012	7,428	$10.38	4.48	$29,647

Options vested as of January 31, 2012 and options expected to vest after January 31, 2012	9,187	$10.00	5.18	$39,303

The total intrinsic value of options exercised and cash received from options exercised was as follows:

Year ended January 31,	2012	2011	2010
Intrinsic value	$15,802	$7,812	$511
Cash received	$15,194	$8,639	$1,830

The following table summarizes restricted stock activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2010	226	$9.46	2.26	$1,816

Granted	1,990	9.61
Vested	(58)	9.56
Cancelled	(27)	8.52

Nonvested as of January 31, 2011	2,131	$9.61	1.72	$27,130

Granted	2,236	10.91
Vested	(634)	9.31
Cancelled	(137)	10.46

Nonvested as of January 31, 2012	3,596	$10.71	1.77	$49,881

Employee Stock Purchase Plans

We have an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. Prior to July 1, 2010, the ESPPs generally provided for overlapping two-year offerings commencing on January 1 and July 1 of each year with purchases every six months during those offering periods. On July 1, 2010, the ESPPs were amended. Beginning July 1, 2010, the ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. Offerings in process as of July 1, 2010 with two year terms extending beyond that date were replaced by the six month offering beginning on July 1, 2010. There was no incremental value associated with the replacement of unexpired ESPP purchase rights. As of January 31, 2012, 5,835 shares remain available for future purchase under the ESPPs.

The following table summarizes shares issued under the ESPPs:

Year ended January 31,	2012	2011	2010
Shares issued under the ESPPs	2,099	3,461	4,143
Cash received for the purchase of shares under the ESPPs	$22,155	$19,019	$18,237
Weighted average purchase price per share	$10.55	$5.50	$4.40

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

The greatest weighting is provided to our historic volatility based on the amount of consistent historic information available. A lesser weighting is applied to the implied volatility of our traded options due to a low volume of trades and shorter terms. We also include the historic and implied volatility of comparable companies in our industry in an effort to capture a broader view of the marketplace.

The relative weighting percentages are periodically reviewed for reasonableness and are subject to change depending on market conditions and our particular facts and circumstances.

In determining expected volatility for purchase rights under our ESPPs, we use the historical volatility of our shares of common stock. Prior to the July 1, 2010 offering, we based the expected term of our ESPPs on the average term of the series of offerings. Beginning with the July 1, 2010 offering, the expected term is the 6 month offering period.

We base the expected term of our stock options on historical experience.

The risk-free interest rate for periods within the contractual life of the stock options and purchase rights under our ESPPs is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of restricted stock units is the market value as of the grant date.

The weighted average grant date fair values are summarized as follows:

Year ended January 31,	2012	2011	2010
Options granted	$5.43	$5.02	$4.06
Restricted stock units granted	$10.91	$9.61	$8.78
ESPP purchase rights	$3.19	$2.17	$2.77

The fair value calculations used the following assumptions:

Year ended January 31,	2012	2011	2010
Stock Option Plans
Risk-free interest rate	1.2%	1.4% -2.6%	2.3% -3.1%
Dividend yield	0%	0%	0%
Expected life (in years)	6.3	5.5 - 6.5	5.0 - 6.5
Volatility (range)	53%	50% - 55%	45% - 55%
Volatility (weighted average)	53%	51%	51%

Year ended January 31,	2012	2011	2010
Employee Stock Purchase Plans
Risk-free interest rate	0.05% -0.18%	0.2%	0.2% -1.0%
Dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	1.3
Volatility (range)	32% - 38%	38% -64%	46% - 72%
Volatility (weighted average)	35%	40%	56%

Year ended January 31,	2012	2011	2010
Acquired Company Options Exchange
Risk-free interest rate	—	0.1% -3.3%	1.6% -3.2%
Dividend yield	—	0%	0%
Expected life (in years)	—	0.1 - 7.7	3.5 - 8.4
Volatility (range)	—	35% - 72%	54% - 59%
Volatility (weighted average)	—	60%	57%

Year ended January 31,	2012	2011	2010
Employee Options Exchange
Risk-free interest rate	—	0.2% -2.7%	—
Dividend yield	—	0%	—
Expected life (in years)	—	0.5 - 5.9	—
Volatility (range)	—	43% - 77%	—
Volatility (weighted average)	—	43%	—

The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit associated with the exercise of stock options:

Year ended January 31,	2012	2011	2010
Cost of revenues:
Service and support	$1,065	$888	$1,618
Operating expense:
Research and development	8,203	7,785	10,931
Marketing and selling	5,874	6,112	8,406
General and administration	6,516	5,726	5,204

Equity plan-related compensation expense (1)	$21,658	$20,511	$26,159

Tax effect of the exercise of stock options	$—	$—	$(96)

(1)	All of equity plan-related compensation expense for the years ended January 31, 2012 and 2011 relates to stock options, stock awards, and the ESPPs. Equity plan-related compensation expense for the year ended January 31, 2010 includes $25,657 relating to stock options, stock awards, and the ESPPs and $502 relating to the amortization of expense associated with stock issued to the founders of a company we acquired during the year ended January 31, 2008.

As of January 31, 2012, we had $5,485 in unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 1.3 years and $30,528 in unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted average period of 1.7 years.

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

Year ended January 31,	2012	2011	2010
Employer matching contribution	$7,141	$6,413	$4,928

12. Incentive Stock Rights

Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock, payable to holders of record on July 6, 2010. On December 23, 2011 our Board of Directors amended the Stock Purchase Rights Plan to, among other things, extend the expiration date of the Rights and increase the exercise price of each Right. As long as the Rights are attached to our common stock, we will issue one Right with each new share of common stock so that all such shares will have attached Rights. Under certain conditions, each Right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of sixty five dollars, subject to adjustment. The Rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock.

If a person or group acquires 15% or more of the common stock, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on June 30, 2013 and may be redeemed by us for $0.001 per Right. The Rights do not have voting or dividend rights and have no dilutive effect on our earnings.

13. Net Income (Loss) Per Share

The following provides the computation of basic and diluted net income (loss) per share:

Year ended January 31,	2012	2011	2010
Net income (loss) attributable to Mentor Graphics shareholders	$83,872	$28,584	$(21,889)

Weighted average common shares used to calculate basic net income (loss) per share	110,138	107,743	96,474
Employee stock options, restricted stock units, and employee stock purchase plans	2,777	2,118	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	112,915	109,861	96,474

Net income (loss) per share attributable to Mentor Graphics shareholders:
Basic	$0.76	$0.27	$(0.23)

Diluted	$0.74	$0.26	$(0.23)

We excluded from the computation of diluted net income (loss) per share stock options, restricted stock units, and ESPP purchase rights to purchase 4,056 shares of common stock for the year ended January 31, 2012, 6,921 for fiscal 2011, and 19,382 for fiscal 2010. The stock options, restricted stock units, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period or the stock options or ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the Floating Rate Convertible Subordinated Debentures due 2023 (retired during fiscal 2011), the 6.25% Debentures (retired during fiscal 2012), and the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 6.25% Debentures and the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 6.25% Debentures and the 4.00% Debentures. If the Floating Rate Debentures, the 6.25% Debentures, and the 4.00% Debentures had been dilutive we would have included additional income and additional incremental common shares as shown in the following table:

Year ended January 31,	2012	2011	2010
Floating Rate Debentures
Additional income	$—	$—	$633
Additional incremental common shares	—	—	1,415

Year ended January 31,	2012	2011	2010
6.25% Debentures
Additional income	$—	$3,062	$2,643
Additional incremental common shares (1)	—	—	—

Year ended January 31,	2012	2011	2010
4.00% Debentures
Additional income	$2,075	$—	$—
Additional incremental common shares (1)	—	—	—

(1)	Dilutive net income (loss) per share would have included no incremental shares for the years ended January 31, 2012, 2011, or 2010 as the stock price was below the conversion rate.

The conversion features of the 6.25% Debentures and the 4.00% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”

We excluded from the calculation of earnings per share for the year ended January 31, 2012, an adjustment to the numerator for the excess redemption value of the noncontrolling interest, as the amount was not significant. See further discussion under the heading “Noncontrolling Interest with Redemption Feature” in Note 2. “Summary of Significant Accounting Policies.”

14. Accumulated Other Comprehensive Income

The following tables summarize the components of accumulated other comprehensive income:

	Beginning of Year Balance	Changes During Year	End of Year Balance
Year ended January 31, 2012
Foreign currency translation adjustment (Note 2)	$31,222	$(3,022)	$28,200
Unrealized loss on derivatives	(2)	(203)	(205)
Pension liability	473	212	685

Total accumulated other comprehensive income	$31,693	$(3,013)	$28,680

	Beginning of Year Balance	Changes During Year	End of Year Balance
Year ended January 31, 2011
Foreign currency translation adjustment (Note 2)	$29,627	$1,595	$31,222
Unrealized loss on derivatives	(1,587)	1,585	(2)
Pension liability	(1,876)	2,349	473

Total accumulated other comprehensive income	$26,164	$5,529	$31,693

	Beginning of Year Balance	Changes During Year	End of Year Balance
Year ended January 31, 2010
Foreign currency translation adjustment (Note 2)	$18,938	$10,689	$29,627
Unrealized loss on derivatives	(6,510)	4,923	(1,587)
Pension liability	(1,194)	(682)	(1,876)

Total accumulated other comprehensive income	$11,234	$14,930	$26,164

15. Special Charges

The following is a summary of the components of the special charges:

Year ended January 31,	2012	2011	2010
Employee severance and related costs	$8,437	$6,114	$10,713
Other	4,737	4,143	10,621

Total special charges	$13,174	$10,257	$21,334

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.

Employee severance and related costs of $8,437 for fiscal 2012 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 61% of the year-to-date costs were paid during fiscal 2012. We expect to pay the remainder during fiscal 2013. There have been no significant modifications to the amount of these charges.

Other special charges for fiscal 2012 primarily consisted of costs of $4,066 for advisory fees associated with our proxy contest.

Accrued special charges are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. The following table shows changes in accrued special charges during the year ended January 31, 2012:

	Accrued special charges as of January 31, 2011	Charges during the year ended January 31, 2012	Payments during the year ended January 31, 2012	Accrued special charges as of January 31, 2012 (1)
Employee severence and related costs	$2,664	$8,437	$(7,433)	$3,668
Other costs	4,266	4,737	(6,192)	2,811

Accrued special charges	$6,930	$13,174	$(13,625)	$6,479

(1)

Of the $6,479 total accrued special charges as of January 31, 2012, $2,173 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $4,306 represented the short-term portion of accrued special charges.

Employee severance and related costs of $6,114 for fiscal 2011 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 66% of these costs were paid during fiscal 2011. Costs remaining as of January 31, 2011 were paid in fiscal 2012. There have been no significant modifications to the amount of these charges.

Other special charges for fiscal 2011primarily consisted of costs of $2,083 related to advisory fees and leased facility restoration costs of $1,432.

Accrued special charges are included in accrued liabilities and other long-term liabilities in the consolidated balance sheets. The following table shows changes in accrued special charges during the year ended January 31, 2011:

	Accrued special charges as of January 31, 2010	Charges during the year ended January 31, 2011	Payments during the year ended January 31, 2011	Accrued special charges as of January 31, 2011 (1)
Employee severence and related costs	$2,616	$6,114	$(6,066)	$2,664
Other costs	6,408	4,143	(6,285)	4,266

Accrued special charges	$9,024	$10,257	$(12,351)	$6,930

(1)

Of the $6,930 total accrued special charges as of January 31, 2011, $1,201 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,729 represented the short-term portion of accrued special charges.

Employee severance and related costs of $10,713 for fiscal 2010 included severance benefits, notice pay, and outplacement services. The total rebalance charge represents the aggregate of numerous unrelated rebalance plans which impacted several employee groups, none of which was individually material to our financial position or results of operations. We determined termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicated termination benefits to the affected employees prior to the end of the quarter in which we recorded the charge. Approximately 96% of these costs were paid as of January 31, 2011. Costs remaining as of January 31, 2011 were paid in fiscal 2012. There have been no significant modifications to the amount of these charges.

Other special charges for fiscal 2010 included costs of $4,700 for advisory fees, $2,530 for the abandonment of leased facilities and $2,067 for acquisition related charges.

The following table shows changes in accrued special charges during the year ended January 31, 2010:

	Accrued special charges as of January 31, 2009	Charges during the year ended January 31, 2010	Payments during the year ended January 31, 2010	Accrued special charges as of January 31, 2010(1)
Employee severence and related costs	$3,183	$10,713	$(11,280)	$2,616
Other costs	5,148	10,621	(9,361)	6,408

Accrued special charges	$8,331	$21,334	$(20,641)	$9,024

(1)

Of the $9,024 total accrued special charges as of January 31, 2010, $1,515 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,509 represented the short-term portion of accrued special charges.

16. Other Income (Expense), Net

Other income (expense), net was comprised of the following:

Year ended January 31,	2012	2011	2010
Interest income	$2,195	$1,390	$1,003
Foreign currency exchange loss	(718)	(1,148)	(423)
Gain on conversion of equity method investment to controlling interest	1,519	—	—
Equity in losses of unconsolidated entities	(127)	(938)	(995)
Other, net	(1,293)	(1,420)	(513)

Other income (expense), net	$1,576	$(2,116)	$(928)

17. Related Party Transactions

Certain members of our Board of Directors also serve on the board of directors of certain of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of January 31, 2012 and 2011, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

Year ended January 31,	2012	2011	2010
Revenue from customers	$35,944	$37,726	$33,104
Percentage of total revenue	3.5%	4.1%	4.1%

18. Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	2012	2011	2010
Year ended January 31,
Cash paid for:
Interest	$14,686	$13,701	$14,135
Income taxes	$8,707	$10,627	$11,270

As part of the Valor Computerized Systems, Ltd. acquisition in fiscal 2011, we acquired an investment in Frontline. We received returns on investment of $7,015 during fiscal 2012 and $4,700 during fiscal 2011 which is included in net cash provided by operating activities in our consolidated statement of cash flows.

19. Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues and property, plant and equipment, net, related to operations in the U.S. and other geographic areas were:

Year ended January 31,	2012	2011	2010
Revenues:
United States	$397,801	$386,265	$320,244
Other North America	18,361	14,787	22,542

Total North America	416,162	401,052	342,786
Europe	247,079	223,156	205,512
Japan	116,469	124,298	120,344
Pacific Rim	234,928	166,247	134,085

Total revenues	$1,014,638	$914,753	$802,727

No single customer accounted for 10% or more of total revenues for the years ended January 31, 2012, 2011, or 2010.

As of January 31,	2012	2011
Property, plant, and equipment, net:
United States	$106,852	$112,657
Other North America	394	79

Total North America	107,246	112,736
Europe	32,866	20,718
Japan	1,336	1,610
Pacific Rim	6,571	4,276

Total property, plant and equipment, net	$148,019	$139,340

We segregate revenue into five categories of similar products and services. Each category includes both product and related support revenues. Revenue information is as follows:

Year ended January 31,	2012	2011	2010
Revenues:
IC Design to Silicon	$382,935	$314,904	$330,575
Integrated System Design	234,112	245,997	193,202
Scalable Verification	268,369	227,069	180,599
New & Emerging Products	74,104	64,693	48,863
Services & Other	55,118	62,090	49,488

Total revenues	$1,014,638	$914,753	$802,727

Certain reclassifications have been made between categories in the fiscal years 2011 and 2010 presentation to be consistent with the fiscal 2012 presentation.

20. Quarterly Financial Information – Unaudited

A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2012
Total revenues	$230,035	$213,740	$250,508	$320,355
Gross margin	$185,390	$169,848	$210,262	$275,680
Operating income	$16,173	$4,844	$25,405	$65,770
Net income (loss) attributable to Mentor Graphics shareholders	$(2,353)	$4,334	$24,071	$57,820
Net income (loss) per share, basic	$(0.02)	$0.04	$0.22	$0.53
Net income (loss) per share, diluted	$(0.02)	$0.04	$0.22	$0.52

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2011
Total revenues	$180,577	$187,934	$238,937	$307,305
Gross margin	$147,198	$152,764	$195,947	$262,596
Operating income (loss)	$(14,994)	$(10,491)	$20,641	$57,383
Net income (loss) attributable to Mentor Graphics shareholders	$(23,025)	$(14,247)	$15,257	$50,599
Net income (loss) per share, basic	$(0.22)	$(0.13)	$0.14	$0.46
Net income (loss) per share, diluted	$(0.22)	$(0.13)	$0.14	$0.45

Certain items have been reclassified from operating expenses to cost of revenues for each quarter of fiscal 2011. For further detail regarding these reclassifications, see Note 2. “Summary of Significant Accounting Policies.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mentor Graphics Corporation:

We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Portland, Oregon

March 15, 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2012, as stated in their report included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mentor Graphics Corporation:

We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended January 31, 2012, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Portland, Oregon

March 15, 2012

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

The information required by this item concerning our Directors will be included under “Election of Directors” in our 2012 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included in the section titled “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2012 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under “Director Compensation in Fiscal Year 2012,” “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Risk Assessment” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under “Independent Auditors” in our 2012 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1 Financial Statements:

The following consolidated financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

(a) 2 Financial Statement Schedule:

All financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the Consolidated Financial Statements or Notes.

(a) 3 Exhibits

3.	A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3A to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

	B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 27, 2011.

4.	A.	Credit Agreement dated as of April 26, 2011 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2011.

	B.	Indenture dated April 4, 2011 between the Company and Wilmington Trust Company, as Trustee, related to 4.00% Convertible Subordinated Debentures due 2031. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2011.

	C.	Amended and Restated Rights Agreement, dated as of December 23, 2011 between the Company and American Stock Transfer & Trust Company, LLC, as Trustee, related to the Incentive Stock Purchase Rights Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 27, 2011.

10.	*A.	2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on July 2, 2010.

	*B.	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to non-employee directors under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.B to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

	*C.	Form of Stock Option Agreement for grants of stock options to non-employee directors under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.C to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

	*D.	Form of Deferral Agreement and Distribution Election related to non-employee director July 1, 2010 restricted stock unit awards. Incorporated by reference to Exhibit 10.D to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

	*E.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted to our executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.E to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

	*F.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted in fiscal years 2009 and 2010 to executive officers under the Company’s stock option plans. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

	*G.	Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on October 9, 2007 to executive officers under our stock option plans. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

	*H.	Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company’s stock option plans. Incorporated by reference to Exhibit 10.B to the Company’s Current Report on Form 8-K filed on November 2, 2004.

	*I.	Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of restricted stock units granted to executive officers under our stock incentive plans. Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2009.

	*J.	Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of restricted stock units granted to executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

	*K.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.G to the Company’s Current Report on Form 8-K filed on June 15, 2007.

	*L.	Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors. Incorporated by reference to Exhibit 10.I to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

	*M.	Form of Severance Agreement entered into between the Company and each executive officer of the Company and certain other employees. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on March 16, 2010.

	*N.	Officer Stock Ownership Policy. Incorporated by reference to Exhibit 10.N to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

	*O.	Form of Agreement to Policy for Recovery of Incentive Compensation. Incorporated by reference to Exhibit 10.O to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

21.		List of Subsidiaries of the Company.

23.		Consent of KPMG, LLP Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated: March 14, 2012	By	/S/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	March 14, 2012
Walden C. Rhines

(2)	Principal Financial Officer:

	/S/ GREGORY K. HINCKLEY	President, Chief Financial Officer	March 7, 2012
Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/S/ RICHARD P. TREBING	Corporate Controller, Chief Accounting Officer	March 7, 2012
Richard P. Trebing

(4)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	March 14, 2012
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	March 7, 2012
Gregory K. Hinckley

	/S/ JOSE MARIA ALAPONT	Director	March 8, 2012
Jose Maria Alapont

	/S/ SIR PETER L. BONFIELD	Director	March 7, 2012
Sir Peter L. Bonfield

	/S/ KEVIN C. MCDONOUGH	Director	March 4, 2012
Kevin C. McDonough

	/S/ PATRICK B. MCMANUS	Director	March 5, 2012
Patrick B. McManus

	/S/ GARY MEYERS	Director	March 8, 2012
Gary Meyers

	/S/ DAVID SCHECHTER	Director	March 8, 2012
David Schechter