Form 10-Q
period 2012-04-30
MENTOR GRAPHICS CORP
filed 2012-06-06
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-34795
 ___________________________________________
MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)

___________________________________________

Oregon	93-0786033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8005 SW Boeckman Road, Wilsonville, Oregon	97070-7777
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (503) 685-7000
None
(Former name, former address and former
fiscal year, if changed since last report)

___________________________________________
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
Number of shares of common stock, no par value, outstanding as of June 4, 2012: 109,734,729

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

Three months ended April 30,	2012	2011
In thousands, except per share data
Revenues:
System and software	$149,356	$139,645
Service and support	98,562	90,390
Total revenues	247,918	230,035
Cost of revenues:
System and software	14,790	16,077
Service and support	28,414	25,211
Amortization of purchased technology	2,179	3,357
Total cost of revenues	45,383	44,645
Gross margin	202,535	185,390
Operating expenses:
Research and development	71,046	69,368
Marketing and selling	79,752	77,924
General and administration	16,649	16,785
Equity in earnings of Frontline	(587)	(1,017)
Amortization of intangible assets	1,706	1,610
Special charges	1,147	4,547
Total operating expenses	169,713	169,217
Operating income	32,822	16,173
Other income (expense), net	83	(475)
Interest expense	(4,594)	(17,440)
Income (loss) before income tax	28,311	(1,742)
Income tax expense	781	611
Net income (loss)	$27,530	$(2,353)
Less: Loss attributable to noncontrolling interest	(652)	—
Net income (loss) attributable to Mentor Graphics shareholders	$28,182	$(2,353)
Net income (loss) per share:
Basic	$0.26	$(0.02)
Diluted	$0.25	$(0.02)
Weighted average number of shares outstanding:
Basic	109,907	111,769
Diluted	113,243	111,769
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended April 30,	2012	2011
In thousands
Net income (loss)	$27,530	$(2,353)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on derivative instruments	453	457
Change in accumulated translation adjustment	(781)	9,084
Change in pension liability	(3)	—
Other comprehensive income	27,199	7,188
Less: Comprehensive loss attributable to the noncontrolling interest	$(673)	$—
Comprehensive income attributable to Mentor	$27,872	$7,188
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	April 30, 2012	January 31, 2012
In thousands
Assets
Current assets:
Cash and cash equivalents	$134,811	$146,499
Restricted cash	—	4,237
Trade accounts receivable, net of allowance for doubtful accounts of $4,537 as of April 30, 2012 and $4,432 as of January 31, 2012	354,919	354,924
Other receivables	14,527	11,085
Inventory	7,253	8,136
Prepaid expenses and other	23,430	24,751
Deferred income taxes	13,590	17,803
Total current assets	548,530	567,435
Property, plant, and equipment, net of accumulated depreciation of $283,832 as of April 30, 2012 and $280,053 as of January 31, 2012	152,026	148,019
Term receivables	212,665	220,355
Goodwill	527,591	527,102
Intangible assets, net of accumulated amortization of $176,067 as of April 30, 2012 and $172,182 as of January 31, 2012	24,671	28,569
Other assets	63,670	59,195
Total assets	$1,529,153	$1,550,675
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$8,339	$14,617
Current portion of notes payable	1,357	1,349
Accounts payable	16,746	17,261
Income taxes payable	2,365	2,538
Accrued payroll and related liabilities	57,751	112,349
Accrued and other liabilities	30,000	34,284
Deferred revenue	207,974	191,540
Total current liabilities	324,532	373,938
Notes payable	214,519	213,224
Deferred revenue	12,649	14,883
Income tax liability	32,532	34,257
Other long-term liabilities	33,533	39,033
Total liabilities	617,765	675,335
Commitments and contingencies (Note 7)
Noncontrolling interest with redemption feature	9,291	9,266
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of April 30, 2012 and January 31, 2012; 110,126 shares issued and outstanding as of April 30, 2012 and 109,346 shares issued and outstanding as of January 31, 2012	784,211	775,362
Retained earnings	89,516	62,032
Accumulated other comprehensive income	28,370	28,680
Total stockholders’ equity	902,097	866,074
Total liabilities and stockholders’ equity	$1,529,153	$1,550,675
See accompanying notes to unaudited condensed consolidated financial statements.
Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended April 30,	2012	2011
In thousands
Operating Cash Flows:
Net income (loss)	$27,530	$(2,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	8,331	7,750
Amortization of intangible assets and debt costs	5,482	6,651
Dividends received from unconsolidated entities, net of equity in income (loss)	350	(2)
Loss on debt extinguishment	—	3,518
Write-off of debt discount and debt issuance costs	—	8,010
Stock-based compensation	5,147	5,680
Deferred income taxes	837	(563)
Changes in other long-term liabilities	348	(1,506)
Other	18	28
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	90	36,157
Prepaid expenses and other	(2,047)	(3,259)
Term receivables, long-term	7,710	(6,930)
Accounts payable and accrued liabilities	(60,066)	(61,698)
Income taxes payable	(1,996)	(4,016)
Deferred revenue	14,411	3,271
Net cash provided by (used in) operating activities	6,145	(9,262)
Investing Cash Flows:
Purchases of property, plant, and equipment	(11,604)	(6,345)
Acquisitions of businesses and equity interests, net of cash acquired	(453)	(2,036)
Net cash used in investing activities	(12,057)	(8,381)
Financing Cash Flows:
Proceeds from issuance of common stock	3,567	7,368
Repurchase of common stock	—	(24,997)
Tax benefit from share options exercised	139	—
Net decrease in short-term borrowings	(6,069)	(6,624)
Debt and equity issuance costs	—	(8,575)
Proceeds from notes payable and revolving credit facility	—	253,000
Repayments of notes payable and revolving credit facility	(1,871)	(219,919)
Net cash provided by (used in) financing activities	(4,234)	253
Effect of exchange rate changes on cash and cash equivalents	(1,542)	758
Net change in cash and cash equivalents	(11,688)	(16,632)
Cash and cash equivalents at the beginning of the period	146,499	133,113
Cash and cash equivalents at the end of the period	$134,811	$116,481
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share data.

(1)General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

(2)Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include our financial statements and those of our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment as described in Note 7. “Commitments and Contingencies.”

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

Service and support revenues – We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. We recognize revenues ratably over the support services term. We record professional service revenues as the services are provided to the customer.

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

Noncontrolling Interest with Redemption Feature

As of April 30, 2012, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which allows the other owners of the company to require us to purchase their noncontrolling interest at a future date for a price based on a formula defined in the agreement. The noncontrolling interest adjusted for this redemption feature is presented on the condensed consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.

The noncontrolling interest with redemption feature is recognized at the greater of:

i.	The calculated redemption value as of the balance sheet date, as if it were redeemable; or

ii.	The initial noncontrolling interest value adjusted for the noncontrolling interest holders' share of:

a.	cumulative net income (loss); and

b.	other changes in accumulated other comprehensive income.
Adjustments based on the calculated redemption value are recorded directly to retained earnings. To the extent this adjustment is considered to be material, we would adjust the numerator in our earnings per share calculation in the current period.

The results of the majority-owned subsidiary are presented in our consolidated results with an adjustment reflected on the face of our statement of operations and the face of our statement of comprehensive income for the noncontrolling investors’ interest in the results of the subsidiary.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP. ASU 2011-04 became effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011. We adopted this guidance on February 1, 2012 as required. As this guidance only amends disclosure requirements, the adoption did not impact the Company's consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements and gives entities the option to present the components of net income and comprehensive income as either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in stockholders’ equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance on February 1, 2012 as required. The adoption of this guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The only impact was on the presentation of comprehensive income in the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions subject to a master netting arrangement. ASU 2011-11 is intended to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 31, 2013 and interim periods within those annual periods. We do not anticipate a material impact on our financial statements upon adoption, other than additional disclosures.

(3)Fair Value Measurement— The FASB's authoritative guidance for the hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

•Level 1—Quoted prices for identical instruments in active markets;

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•Level 3—One or more significant inputs to the valuation model are unobservable.
We use an income approach to determine the fair value of our foreign currency exchange contracts. The net gains or losses for foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, are reported in accumulated other comprehensive income in stockholders' equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our consolidated statement of operations. Foreign currency exchange contracts are recorded at fair value utilizing observable market inputs at measurement date and standard valuation techniques.

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

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$328	$—	$328	$—
Contingent consideration	(5,153)	—	—	(5,153)
Total	$(4,825)	$—	$328	$(5,153)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$882	$—	$882	$—
Contingent consideration	(6,120)	—	—	(6,120)
Total	$(5,238)	$—	$882	$(6,120)

In connection with certain acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue goals. As of April 30, 2012, of the total recorded balance, $772 was included in accrued liabilities and $4,381 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2012, of the total recorded balance, $510 was included in accrued liabilities and $5,610 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of April 30, 2012 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$7,686
Discount rate	14%	-	16%
Timing of cash flows (in years)	1	-	6

Changes in the fair value of our contingent consideration are primarily driven by changes in the estimated amount and timing of payments, resulting from changes in the forecasted revenues of the acquired businesses. Significant changes in any of the inputs in isolation could result in a fluctuation in the fair value measurement of contingent consideration. Changes in fair value are recognized in operating income in the period in which the change is identified. During the three months ended April 30, 2012, we recorded decreases in contingent consideration resulting in a net gain of $537 to special charges in our condensed consolidated statement of operations. The adjustments to the liability were due to changes in the timing and amounts of the expected payments.

The following table summarizes contingent consideration activity:

Balance as of January 31, 2012	$6,120
Payments	(478)
Adjustments	(537)
Interest accretion	48
Balance as of April 30, 2012	$5,153

The following table summarizes the fair value and carrying value of notes payable:

As of	April 30, 2012	January 31, 2012
Fair value of notes payable	$273,190	$259,821
Carrying value of notes payable	$215,876	$214,573

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of notes payable, $1,357 as of April 30, 2012 and $1,349 as of January 31, 2012 was classified as current on our condensed consolidated balance sheets.

The carrying amounts of cash equivalents, short-term investments, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

(4)Term Receivables and Trade Accounts Receivable—We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in trade accounts receivable, net and balances that are due more than one year from the balance sheet date in term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction, using the effective interest method, to system and software revenues over the period in which payments are made and balances are outstanding. We determine the discount rate at the outset of the arrangement based upon the current credit rating of the customer. We reset the discount rate periodically considering changes in prevailing interest rates but do not adjust previously discounted balances.

Term receivable and trade accounts receivable balances were as follows:

As of	April 30, 2012	January 31, 2012
Trade accounts receivable	$117,981	$133,494
Term receivables, short-term	$236,938	$221,430
Term receivables, long-term	$212,665	$220,355

Trade accounts receivable include billed amounts whereas term receivables, short-term are comprised of unbilled amounts. Term receivables, short-term represent the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur 30 days prior to the contractual due date, in accordance with individual contract installment terms. Term receivables, long-term represent unbilled amounts which are scheduled to be collected beyond one year.

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

The credit risk assessment for our long-term receivables was as follows:

As of	April 30, 2012	January 31, 2012
S&P credit rating:
AAA+ through BBB-	$134,324	$130,545
BB+ and lower	18,211	15,161
	152,535	145,706
Internal credit assessment	60,130	74,649
Total long-term term receivables	$212,665	$220,355

We maintain allowances for doubtful accounts on trade accounts receivable and term receivables for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we consider include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Charged to expense	Deductions(1)	Ending balance
Three months ended April 30, 2012	$4,432	$153	$(48)	$4,537
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $7,457 for the three months ended April 30, 2012 compared to $11,403 for the three months ended April 30, 2011.

(5)	Short-Term Borrowings

Short-term borrowings consisted of the following:

As of	April 30, 2012	January 31, 2012
Collections of previously sold accounts receivable	$3,360	$9,373
Other borrowings	4,979	5,244
Short-term borrowings	$8,339	$14,617

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

We paid commitment fees as follows:

Three months ended April 30,	2012	2011
Commitment fees	$126	$80

This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than1.00;

•	Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

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

We were in compliance with all financial covenants as of April 30, 2012. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We had no borrowings against the revolving credit facility during the three months ended April 30, 2012 and 2011.

Short-term borrowings include amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions in the following quarter.

We generally have other short-term borrowings, including multi-currency lines of credit, capital leases, and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate.

(6)	Notes Payable

Notes payable consist of the following:

As of	April 30, 2012	January 31, 2012
4.00% Debentures due 2031	$214,519	$213,224
Other	1,357	1,349
Notes payable	$215,876	$214,573

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of April 30, 2012. These circumstances include:

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

As the 4.00% Debentures contain a conversion feature that allows the debt to be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	April 30, 2012	January 31, 2012
Principal amount	$253,000	$253,000
Unamortized debt discount	(38,481)	(39,776)
Net carrying amount of the liability component	$214,519	$213,224
Equity component	$43,930	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of operations related to the 4.00% Debentures:

Three months ended April 30,	2012	2011
Interest expense at the contractual interest rate	$2,530	$759
Amortization of debt discount	$1,295	$404

The effective interest rate on the 4.00% Debentures was 7.25% for the three months ended April 30, 2012.

6.25% Debentures due 2026: During the three months ended April 30, 2011, we redeemed the remaining $196,509 principal amount of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. No balance remained outstanding following this redemption.

We recognized the following amounts in interest expense in the condensed consolidated statements of operations related to the 6.25% Debentures:

Three months ended April 30,	2012	2011
Interest expense at the contractual interest rate	$—	$2,900
Amortization of debt discount	$—	$793

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. During the three months ended April 30, 2011, we repaid the remaining obligation of $18,500 under the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on the early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of operations. No balance remained outstanding following this repayment.

Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 3.875% and is due in full along with all accrued interest on November 17, 2012.

(7)	Commitments and Contingencies

Leases

We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development activities. This equipment is generally leased on a month-to-month basis after meeting a six-month lease minimum. There have been no significant changes to the future minimum lease payments due under non-cancelable operating leases disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of April 30, 2012, we were not aware of any material liabilities arising from these indemnification obligations.

Legal Proceedings

From time to time we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. To the extent there is a reasonable possibility (within the meaning of ASC 450 Contingencies) that losses could exceed amounts already accrued, if any, and the additional loss or range of loss is able to be estimated, we would disclose the additional loss or range of loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

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

(8)	Employee Stock and Savings Plans

Stock Options Plans and Stock Plans

Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. Stock options and restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant.

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six-month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date (but no more than an annual offering date total fair market value of $25) at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date.

Stock-Based Compensation Expense

The following table summarizes stock compensation expense recognized:

Three months ended April 30,	2012	2011
Cost of revenues	$319	$267
Operating expenses:
Research and development	2,117	2,139
Marketing and selling	1,549	1,615
General and administration	1,162	1,659
Equity plan-related compensation expense	$5,147	$5,680

(9)Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock, payable to holders of record on July 6, 2010. On December 23, 2011 our Board of Directors amended the Stock Purchase Rights Plan to, among other things, extend the expiration date of the rights and increase the exercise price of each right. As long as the rights are attached to our common stock, we will issue one right with each new share of common stock so that all such shares will have attached rights. Under certain conditions, each right may be exercised to purchase 1/10,000 of a share of Series B Junior

Participating Incentive Stock at a purchase price of sixty-five dollars, subject to adjustment. The rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the right, or each right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right, depending on the circumstances. The rights expire on June 30, 2013 and may be redeemed by us for $0.001 per right. The rights do not have voting or dividend rights and have no dilutive effect on our earnings.

(10)Net Income (Loss) Per Share—We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon vesting of restricted stock units, common shares issuable upon exercise of stock options, and purchase rights from ESPPs using the treasury stock method, and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

Three months ended April 30,	2012	2011
Net income (loss) attributable to Mentor Graphics shareholders	$28,182	$(2,353)
Weighted average common shares used to calculate basic net income (loss) per share	109,907	111,769
Employee stock options, restricted stock units, and employee stock purchase plan	3,336	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	113,243	111,769
Basic net income (loss) per share attributable to Mentor Graphics shareholders	$0.26	$(0.02)
Diluted net income (loss) per share attributable to Mentor Graphics shareholders	$0.25	$(0.02)

We excluded from the computation of diluted net income (loss) per share stock options, restricted stock units, and ESPP purchase rights to purchase 3,022 shares of common stock for the three months ended April 30, 2012 compared to 6,959 for the three months ended April 30, 2011. The stock options, restricted stock units, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period or the stock options or ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 4.00% Debentures.

The conversion features of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 6. “Notes Payable.”

(11)	Special Charges—The following is a summary of the components of the special charges:

Three months ended April 30,	2012	2011
Employee severance and related costs	$988	$1,147
Other costs	159	3,400
Total special charges	$1,147	$4,547
Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.
Approximately 38% of the employee severance and related costs for the three months ended April 30, 2012 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2013.

Substantially all of the employee severance and related costs for the three months ended April 30, 2011 were paid during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.
Other special charges for the three months ended April 30, 2011 included costs of $3,102 related to consulting fees associated with our fiscal 2012 proxy contest.
Accrued special charges are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2012:

	Accrued special charges as of	Charges during the three months ended	Payments during the three months ended	Accrued special charges as of
	January 31, 2012	April 30, 2012	April 30, 2012	April 30, 2012	(1)
Employee severance and related costs	$3,668	$988	$(2,326)	$2,330
Other costs	2,811	159	(135)	2,835
Total accrued special charges	$6,479	$1,147	$(2,461)	$5,165

(1)
Of the $5,165 total accrued special charges as of April 30, 2012, $2,101 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $3,064 represented the short-term portion of accrued special charges.

(12)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

Three months ended April 30,	2012	2011
Interest income	$475	$534
Foreign currency exchange loss	(215)	(651)
Other, net	(177)	(358)
Other income (expense), net	$83	$(475)

(13)Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of April 30, 2012 and January 31, 2012, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

Three months ended April 30,	2012	2011
Revenues from customers	$9,002	$17,306
Percentage of total revenues	3.6%	7.5%

(14)	Income Taxes—The provision for income taxes was comprised of the following:

Three months ended April 30,	2012	2011
Income tax expense	$781	$611
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record an adjustment in the quarter. Because some of our consolidated entities have losses for which no tax benefit is recognized, their provisions for income tax expense (benefit) must be separately evaluated.

Three months ended April 30,	2012	2011
Effective Tax Rate	3%	(35)%
Period specific items benefit	$(1,327)	$(1,334)

For the three months ended April 30, 2012, our effective tax rate is 3% inclusive of $1,327 net favorable period specific items that are primarily due to a reduction in liabilities for uncertain tax positions. Without period specific items, our effective tax rate is 7% for the three months ended April 30, 2012. We project an effective tax rate of 7% inclusive of period specific items for the year ended January 31, 2013.
Our full year effective tax rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
•The benefit of lower tax rates on earnings of foreign subsidiaries;
•Reduction in reserves for uncertain tax positions;
•Forecasted utilization of net operating loss carryforwards for which no previous benefit was recognized; and
•The application of tax incentives for research and development.
These differences are partially offset by:
•Non-deductible employee stock purchase plan compensation expense; and
•Withholding taxes in certain foreign jurisdictions.
Actual results may differ significantly from our current projections. Further, on a quarterly basis, our effective tax rate could fluctuate considerably and could be adversely affected to the extent earnings are higher or lower than anticipated in countries where we have corresponding higher or lower statutory rates.

As of April 30, 2012, we had a liability of $32,532 for income taxes associated with uncertain income tax positions. All of these tax positions are classified as long-term liabilities in our condensed consolidated balance sheet, as we generally do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. Further, certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle these liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(15)Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Three months ended April 30,	2012	2011
Cash paid, net for:
Interest	$5,400	$8,538
Income taxes	$2,723	$2,353

As part of the Valor Computerized Systems, Ltd. acquisition in fiscal 2011, we acquired an investment in Frontline PCB Solutions Limited Partnership (Frontline). During the three months ended April 30, 2012, we received returns on investment of $950 from Frontline which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.
(16)Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

Three months ended April 30,	2012	2011
Revenues:
North America	$129,110	$90,323
Europe	52,631	52,197
Japan	24,983	41,634
Pacific Rim	41,194	45,881
Total revenues	$247,918	$230,035

For the three months ended April 30, 2012, one customer accounted for 20% of our total revenues. For the three months ended April 30, 2011, one customer accounted for 21% of our total revenues.

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues information is as follows:

Three months ended April 30,	2012	2011
Revenues:
IC Design to Silicon	$103,189	$86,288
Integrated System Design	55,676	51,609
Scalable Verification	56,310	58,742
New & Emerging Products	15,405	17,968
Services & Other	17,338	15,428
Total revenues	$247,918	$230,035

Certain reclassifications have been made between categories in the fiscal 2012 presentation to be consistent with the fiscal 2013 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

We focus on products and design platforms where we have or believe we can attain leading market share. Part of this approach includes developing new applications and exploring new markets where EDA companies have not generally participated. We believe this strategy leads to a more diversified product and customer mix and can help reduce the volatility of our business and our risk as a creditor, while increasing our potential for growth.

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

Our top ten accounts make up approximately 50% of our receivables, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first three months of fiscal 2013 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outside services in times of economic decline or weakness. Conversely, in times of economic growth and strengthening, we generally observe an increase in the purchase of outside services. In the first three months of fiscal 2013 compared to the first three months of fiscal 2012, service and support revenues increased approximately 10%.

Bookings during the first three months of fiscal 2013 decreased by approximately 30% compared to the first three months of fiscal 2012 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. The ten largest transactions for the first three months of fiscal 2013 accounted for approximately 35% of total bookings compared to 40% for the first three months of fiscal 2012. The number of new customers during the first three months of fiscal 2013, excluding PADS (our ready to use printed circuit board design tools) remained consistent with the levels experienced during the first three months of fiscal 2012.

Product Developments

During the three months ended April 30, 2012, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first three months of fiscal 2013, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

Annual Report on Form 10-K for the year ended January 31, 2012.

RESULTS OF OPERATIONS
Revenues and Gross Margins

Three months ended April 30,	2012	Change	2011
System and software revenues	$149.4	7%	$139.6
System and software gross margin	$132.4	10%	$120.2
Gross margin percent	89%		86%
Service and support revenues	$98.6	9%	$90.4
Service and support gross margin	$70.1	8%	$65.2
Gross margin percent	71%		72%
Total revenues	$247.9	8%	$230.0
Total gross margin	$202.5	9%	$185.4
Gross margin percent	82%		81%

System and Software

Three months ended April 30,	2012	Change	2011
Upfront license revenues	$126.0	7%	$118.3
Ratable license revenues	23.4	10%	21.3
Total system and software revenues	$149.4	7%	$139.6

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

Our top ten customers accounted for approximately 65% of system and software revenues for the three months ended April 30, 2012 compared to approximately 60% for the three months ended April 30, 2011.

System and software revenues increased for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 primarily as a result of increased software license revenues of $10.3, driven by contract renewals during the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

For the three months ended April 30, 2012, one customer accounted for 20% of our total revenues. For the three months ended April 30, 2011, one customer accounted for 21% of our total revenues.

System and software gross margin percentage was higher for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 primarily due to an increase in software product revenues and a decrease in amortization of purchased technology.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 was driven by increased support revenues of $6.4 resulting from an increase in our installed base. Consulting and training services increased by $1.8 for the three months ended April 30, 2012 compared to the three months ended April 30,

2011, primarily due to increased customer demand for services.

Geographic Revenues Information

Revenue by Geography

Three months ended April 30,	2012	Change	2011
North America	$129.1	43%	$90.3
Europe	52.6	1%	52.2
Japan	25.0	(40)%	41.6
Pacific Rim	41.2	(10)%	45.9
Total revenues	$247.9	8%	$230.0

The change in revenues in North America and Japan for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 were the result of the timing and geographic location of contract renewals.

For the three months ended April 30, 2012, approximately one-third of European and three-fourths of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a nominal impact for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

For additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Operating Expenses

Three months ended April 30,	2012	Change	2011
Research and development	$71.1	2%	$69.4
Marketing and selling	79.8	2%	77.9
General and administration	16.6	(1)%	16.8
Equity in earnings of Frontline	(0.6)	40%	(1.0)
Amortization of intangible assets	1.7	6%	1.6
Special charges	1.1	(76)%	4.5
Total operating expenses	$169.7	—%	$169.2

Selected Operating Expenses as a Percentage of Total Revenues

Three months ended April 30,	2012	2011
Research and development	29%	30%
Marketing and selling	32%	34%
General and administration	7%	7%
Total selected operating expenses	68%	71%

Research and Development

Research and development expenses increased by $1.7 for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The components of this increase are summarized as follows:

Change for the three months ended April 30
Salaries, variable compensation, and benefits expenses	$(1.1)
Expenses associated with acquired businesses	2.1
Other expenses	0.7
Total change in research and development expenses	$1.7

Marketing and Selling

Marketing and selling expenses increased by $1.9 for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The components of this increase are summarized as follows:

Change for the three months ended April 30
Expenses associated with acquired businesses	$1.6
Other expenses	0.3
Total change in marketing and selling expenses	$1.9

General and Administration

There were no significant changes within general and administration expenses which decreased by ($0.2) for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. We experienced favorable currency movements of approximately $1.9 for the three months ended April 30, 2012 in total operating expenses, compared to the three months ended April 30, 2011, primarily due to the euro and the Indian rupee, as well as other foreign currencies. The impact of these currency movements is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline PCB Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended March 31, 2012 and 2011:

For the three months ended March 31,	2012	2011
Net income, as reported	$1.8	$2.2
Amortization of purchased technology and other identified intangible assets	(1.2)	(1.2)
Equity in earnings of Frontline	$0.6	$1.0

Special Charges

For the three months ended March 31,	2012	Change	2011
Employee severance and related costs	$1.0	(9)%	$1.1
Other costs, net	0.1	(97)%	3.4
Total special charges	$1.1	(76)%	$4.5

Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.

Other special charges for the three months ended April 30, 2011 primarily consisted of $3.1 for advisory fees associated with our proxy contest.

Interest Expense

Interest expense decreased by $12.8 for the three months ended April 30, 2012 compared to the three months ended April 30, 2011. The decrease was primarily due to the repayment of debt in April 2011 and the resulting loss of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures, and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

Provision for Income Taxes

Three months ended April 30,	2012	Change	2011
Income tax expense	$0.8	33%	$0.6

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Further, the provision considers certain foreign operations, including that of our Irish subsidiaries, which are forecasted to have significant earnings. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record an adjustment in the quarter. Because some of our consolidated entities have losses for which no tax benefit is recognized, their provision for income tax expense (benefit) must be separately evaluated.

Three months ended April 30,	2012	2011
Effective Tax Rate	3%	(35)%
Net period specific items benefit	$(1.3)	$(1.3)
Effective tax rate without period specific items	7%	(112)%

For the three months ended April 30, 2012, we have a 7% effective tax rate without period specific items. The change in the current period effective tax rate compared to the three months ended April 30, 2011 is the result of the application of the accounting guidance for interim periods to a jurisdiction that had a prior year loss for which no tax benefits were recognized, while in the current year this jurisdiction is forecasting income.

For the full year forecast, inclusive of period specific items, we have projected a 7% effective tax rate that differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Reduction in reserves for uncertain tax positions;

•	Forecasted utilization of net operating loss carryforwards for which no benefit was previously recognized; and

•	The application of tax incentives for research and development.
These differences are partially offset by:

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the statute of limitations is open for fiscal year 2009 and forward although net operating losses and credits from all years are subject to examination and adjustments for the three years following the year in which they were utilized. The statute of limitations remains open for years on or after fiscal 2008 in Japan and in Ireland.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. As of April 30, 2012, we have cash totaling $104.8 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S., and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

We have experienced no difficulties to date in raising debt. However, capital markets have been volatile, and we cannot assure that we will be able to raise debt or equity capital on acceptable terms, if at all.

Three months ended April 30,	2012	2011
Cash provided by (used in) operating activities	$6.1	$(9.3)
Cash used in investing activities	$(12.1)	$(8.4)
Cash provided by (used in) financing activities	$(4.2)	$0.3

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

Trade Accounts and Term Receivables

As of	April 30, 2012	January 31, 2012
Trade accounts receivable, net	$354.9	$354.9
Term receivables, long-term	$212.7	$220.4
Average days sales outstanding in short-term receivables	129 days	100 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	43 days	38 days

The increase in the average days sales outstanding in short-term receivables as of April 30, 2012 was primarily due to a decrease in revenue in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

The current portion of term receivables was $236.9 as of April 30, 2012 and $221.4 as of January 31, 2012. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $449.6 as of April 30, 2012 compared to $441.8 as of January 31, 2012.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $7.5 for the three months ended April 30, 2012 compared to $11.4 for the three months ended April 30, 2011. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2013.

Accrued Payroll and Related Liabilities

As of	April 30, 2012	January 31, 2012
Accrued payroll and related liabilities	$57.8	$112.3

The decrease in accrued payroll and related liabilities as of April 30, 2012 compared to January 31, 2012 was primarily due to incentive payments made during the quarter ended April 30, 2012 on fiscal 2012 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2012 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment increased to $11.6 for the three months ended April 30, 2012 compared to $6.3 for the three months ended April 30, 2011. The expenditures for property, plant, and equipment for the three months ended April 30, 2012 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2013 to be approximately $60.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

Financing Activities

For the three months ended April 30, 2012, cash used in financing activities consisted primarily of repayments of short-term borrowings offset in part by proceeds from the issuance of common stock. Additional discussion regarding notes payable are presented in the section below.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, the Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0. During the three months ended April 30, 2012, we did not repurchase any shares of common stock under this program. Under the terms of our revolving credit facility, the amount we can repurchase under the share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $63.4 of our stock can be repurchased under this limit as of April 30, 2012.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of April 30, 2012.

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

For further information on the 4.00% Debentures, see Note 6. “Notes Payable” in Part I, Item 1. “Financial Statements.”

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

We had no borrowings against the revolving credit facility during the three months ended April 30, 2012. The base interest rate was 4.5% as of April 30, 2012.

For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.

OUTLOOK FOR FISCAL 2013

We expect revenues for the second quarter of fiscal 2013 to be approximately $240.0 million with earnings per share for the same period of approximately $0.10 per diluted share. For the full fiscal year 2013, we expect revenues of approximately $1.1 billion with earnings per share of $1.20 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2012. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$15.0	4.10%

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of April 30, 2012 and April 30, 2011. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of April 30, 2012, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of April 30, 2012 and 2011, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $5.0 outstanding as of April 30, 2012 and $4.9 as of April 30, 2011 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows. Our practice is to hedge a majority of our existing material foreign currency transaction exposures, which generally represent the excess of expected euro and British pound denominated expenses over expected euro and British pound denominated revenues, and the excess of Japanese yen denominated revenues over expected Japanese yen denominated expenses. We also enter into foreign currency forward contracts to protect against currency exchange risk associated with existing assets and liabilities.

The following table provides volume information about our foreign currency forward program. The information provided is in United States dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of	April 30, 2012		January 31, 2012
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$49.0	81.11	$45.0	76.72
Euro	34.1	0.76	26.8	0.77
British pound	12.3	0.62	14.0	0.64
Swedish krona	11.3	6.75	11.7	6.85
Taiwan dollar	8.9	29.47	8.3	29.86
Canadian dollar	8.1	0.99	8.0	1.01
Other (1)	24.6	—	28.2	—
Total forward contracts	$148.3		$142.0

(1)	Other includes the Indian rupee, Korean won, Israeli shekel, Danish kroner, Hungarian forints, Russian ruble, Polish zloty, Chinese yuan, Swiss franc, Norwegian kroner, and Singapore dollars.

Item 4.	Controls and Procedures

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

The forward-looking statements contained under “Outlook for Fiscal 2013” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2013,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

Weakness in the United States (U.S.) and international economies may harm our business.

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the recession experienced in 2008 and 2009 or the current European debt crisis, can adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business.

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

Our revenues, particularly new software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or canceled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable terms. This may result in failure to agree to terms within the fiscal quarter and cause expected revenue to slip into a subsequent quarter.

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

We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized, under U.S. generally accepted accounting principles, as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.

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

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, including a separate determination for entities with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.

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

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we may take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite our measures to limit piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue.

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

Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee errors or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity, violations of privacy laws, and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that used cyber storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and impair our ability to obtain new customers.

Our shareholder rights plan may have anti-takeover effects.

In December 2011, we extended the term of our shareholder rights plan, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The provisions of our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

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

As of April 30, 2012, we had $262.7 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031, $1.4 million in other notes payable, and $8.3 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
February 1 - February 29, 2012	—	$—	—	$110,003,815
March 1 - March 31, 2012	—	—	—	110,003,815
April 1 - April 30, 2012	—	—	—	110,003,815
Total	—	$—	—

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

Dated:	June 6, 2012	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer

Exhibit 31.1
CERTIFICATIONS
I, Walden C. Rhines, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Mentor Graphics Corporation, the registrant;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Dated: June 6, 2012

/S/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS
I, Gregory K. Hinckley, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Mentor Graphics Corporation, the registrant;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Dated: June 6, 2012

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer

Exhibit 32
Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Mentor Graphics Corporation (the “Company”) hereby certifies to such officer’s knowledge that:
(i) the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: June 6, 2012

/s/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing. A signed original of this written statement required by Section 906 has been provided to Mentor Graphics Corporation and will be retained by Mentor Graphics Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Mentor Graphics Corporation (the “Company”) hereby certifies to such officer’s knowledge that:
(i) the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: June 6, 2012

/s/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing. A signed original of this written statement required by Section 906 has been provided to Mentor Graphics Corporation and will be retained by Mentor Graphics Corporation and furnished to the Securities and Exchange Commission or its staff upon request.