Form 10-Q
period 2012-07-31
MENTOR GRAPHICS CORP
filed 2012-09-07
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
Number of shares of common stock, no par value, outstanding as of September 5, 2012: 111,268,288

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
In thousands, except per share data
Revenues:
System and software	$139,957	$117,495	$289,313	$257,140
Service and support	100,854	96,245	199,416	186,635
Total revenues	240,811	213,740	488,729	443,775
Cost of revenues:
System and software	15,292	14,294	30,082	30,371
Service and support	29,130	26,844	57,544	52,055
Amortization of purchased technology	2,154	2,754	4,333	6,111
Total cost of revenues	46,576	43,892	91,959	88,537
Gross margin	194,235	169,848	396,770	355,238
Operating expenses:
Research and development	72,951	69,905	143,997	139,273
Marketing and selling	79,068	75,758	158,820	153,682
General and administration	19,865	17,348	36,514	34,133
Equity in earnings of Frontline	(662)	(1,139)	(1,249)	(2,156)
Amortization of intangible assets	1,599	1,455	3,305	3,065
Special charges	1,507	1,677	2,654	6,224
Total operating expenses	174,328	165,004	344,041	334,221
Operating income	19,907	4,844	52,729	21,017
Other income (expense), net	(379)	529	(296)	54
Interest expense	(4,737)	(4,634)	(9,331)	(22,074)
Income (loss) before income tax	14,791	739	43,102	(1,003)
Income tax benefit	(2,764)	(3,595)	(1,983)	(2,984)
Net income	$17,555	$4,334	$45,085	$1,981
Less: Loss attributable to noncontrolling interest	(612)	—	(1,264)	—
Net income attributable to Mentor Graphics shareholders	$18,167	$4,334	$46,349	$1,981
Net income per share:
Basic	$0.17	$0.04	$0.42	$0.02
Diluted	$0.16	$0.04	$0.41	$0.02
Weighted average number of shares outstanding:
Basic	109,875	110,027	109,891	110,888
Diluted	113,046	112,844	113,078	113,892
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
In thousands
Net income	$17,555	$4,334	$45,085	$1,981
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments	(278)	(511)	175	(54)
Change in accumulated translation adjustment	(6,148)	(1,814)	(6,929)	7,270
Change in pension liability	(4)	—	(7)	—
Comprehensive income	11,125	2,009	38,324	9,197
Less: Comprehensive loss attributable to the noncontrolling interest	$(625)	$—	$(1,298)	$—
Comprehensive income attributable to Mentor Graphics shareholders	$11,750	$2,009	$39,622	$9,197
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	July 31, 2012	January 31, 2012
In thousands
Assets
Current assets:
Cash and cash equivalents	$146,361	$146,499
Restricted cash	—	4,237
Trade accounts receivable, net of allowance for doubtful accounts of $4,319 as of July 31, 2012 and $4,432 as of January 31, 2012	341,456	354,924
Other receivables	12,227	11,085
Inventory	8,980	8,136
Prepaid expenses and other	20,041	24,751
Deferred income taxes	15,386	17,803
Total current assets	544,451	567,435
Property, plant, and equipment, net of accumulated depreciation of $286,826 as of July 31, 2012 and $280,053 as of January 31, 2012	155,081	148,019
Term receivables	217,338	220,355
Goodwill	528,078	527,102
Intangible assets, net of accumulated amortization of $179,699 as of July 31, 2012 and $172,182 as of January 31, 2012	20,645	28,569
Other assets	64,067	59,195
Total assets	$1,529,660	$1,550,675
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,235	$14,617
Current portion of notes payable	1,369	1,349
Accounts payable	14,492	17,261
Income taxes payable	7,389	2,538
Accrued payroll and related liabilities	50,796	112,349
Accrued and other liabilities	35,437	34,284
Deferred revenue	202,136	191,540
Total current liabilities	320,854	373,938
Notes payable	215,837	213,224
Deferred revenue	10,849	14,883
Income tax liability	25,289	34,257
Other long-term liabilities	32,774	39,033
Total liabilities	605,603	675,335
Commitments and contingencies (Note 7)
Noncontrolling interest with redemption feature	8,226	9,266
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2012 and January 31, 2012; 110,261 shares issued and outstanding as of July 31, 2012 and 109,346 shares issued and outstanding as of January 31, 2012	785,755	775,362
Retained earnings	108,123	62,032
Accumulated other comprehensive income	21,953	28,680
Total stockholders’ equity	915,831	866,074
Total liabilities and stockholders’ equity	$1,529,660	$1,550,675
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended July 31,	2012	2011
In thousands
Operating Cash Flows:
Net income	$45,085	$1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	16,157	15,673
Amortization of intangible assets and debt costs	10,855	12,507
Dividends received from unconsolidated entities, net of equity in income	1,029	1,010
Loss on debt extinguishment	—	3,518
Write-off of debt discount and debt issuance costs	—	8,010
Stock-based compensation	11,453	11,509
Deferred income taxes	(1,444)	(1,136)
Changes in other long-term liabilities	(874)	(1,984)
Other	29	(1)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	8,954	78,079
Prepaid expenses and other	(1,242)	(2,372)
Term receivables, long-term	1,021	(15,382)
Accounts payable and accrued liabilities	(61,699)	(75,704)
Income taxes payable	(3,893)	(9,064)
Deferred revenue	8,956	(1,790)
Net cash provided by operating activities	34,387	24,854
Investing Cash Flows:
Purchases of property, plant, and equipment	(22,183)	(16,624)
Acquisitions of businesses and equity interests, net of cash acquired	(1,803)	(2,036)
Net cash used in investing activities	(23,986)	(18,660)
Financing Cash Flows:
Proceeds from issuance of common stock	18,805	22,791
Repurchase of common stock	(20,000)	(59,996)
Tax benefit from share options exercised	139	—
Net decrease in short-term borrowings	(5,145)	(4,390)
Debt and equity issuance costs	—	(8,895)
Proceeds from notes payable and revolving credit facility	—	253,000
Repayments of notes payable and revolving credit facility	(1,871)	(219,919)
Net cash used in financing activities	(8,072)	(17,409)
Effect of exchange rate changes on cash and cash equivalents	(2,467)	1,571
Net change in cash and cash equivalents	(138)	(9,644)
Cash and cash equivalents at the beginning of the period	146,499	133,113
Cash and cash equivalents at the end of the period	$146,361	$123,469
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

Noncontrolling Interest with Redemption Feature

As of July 31, 2012, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which allows the other owners of the company to require us to purchase their noncontrolling interest at a future date for a price based on a formula defined in the agreement. The noncontrolling interest adjusted for this redemption feature is presented on the condensed consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.

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

The results of the majority-owned subsidiary are presented in our consolidated results with an adjustment reflected on the face of our statement of income and the face of our statement of comprehensive income for the noncontrolling investors’ interest in the results of the subsidiary.

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

(3)Fair Value Measurement— The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$356	$—	$356	$—
Contingent consideration	(6,150)	—	—	(6,150)
Total	$(5,794)	$—	$356	$(6,150)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$882	$—	$882	$—
Contingent consideration	(6,120)	—	—	(6,120)
Total	$(5,238)	$—	$882	$(6,120)

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
We use an income approach to determine the fair value of our foreign currency exchange contracts. The net gains or losses for foreign currency exchange contracts designated as cash flow hedges, which are linked to a specific transaction, are reported in accumulated other comprehensive income in stockholders' equity until the forecasted transaction occurs or the hedge is no longer effective. Once the forecasted transaction occurs or the hedge is no longer effective, we reclassify the gains or losses attributable to the foreign currency exchange contracts to our consolidated statement of income. Foreign currency exchange contracts are recorded at fair value utilizing observable market inputs at measurement date and standard valuation techniques.

We recognize changes in fair value for foreign currency exchange contracts entered into to offset the variability in exchange rates on certain short-term monetary assets and liabilities in other income (expense), net, in our consolidated statement of income. The fair value of foreign currency exchange contracts is included in other receivables, if the balance is an asset, or accrued liabilities, if the balance is a liability, on our consolidated balance sheet.

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of July 31, 2012, of the total recorded balance, $1,989 was included in accrued liabilities and $4,161 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2012, of the total recorded balance, $510 was included in accrued liabilities and $5,610 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of July 31, 2012 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$8,686
Discount rate	14%	-	16%
Timing of cash flows (in years)	1	-	6

Changes in the fair value of our contingent consideration are primarily driven by changes in the estimated amount and timing of payments, resulting from changes in the forecasted revenues of the acquired businesses. Significant changes in any of the inputs in isolation could result in a fluctuation in the fair value measurement of contingent consideration. Changes in fair value are recognized in operating income in the period in which the change is identified. During the six months ended July 31, 2012, we recorded decreases in contingent consideration resulting in a net gain of $540 to special charges in our condensed consolidated statement of income. The adjustments to the liability were due to changes in the timing and amounts of the expected payments.

The following table summarizes contingent consideration activity:

Balance as of January 31, 2012	$6,120
New contingent consideration	950
Payments	(478)
Adjustments	(540)
Interest accretion	98
Balance as of July 31, 2012	$6,150

The following table summarizes the fair value and carrying value of notes payable:

As of	July 31, 2012	January 31, 2012
Fair value of notes payable	$278,844	$259,821
Carrying value of notes payable	$217,206	$214,573

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities. Of the total carrying value of notes payable, $1,369 as of July 31, 2012 and $1,349 as of January 31, 2012 was classified as current on our condensed consolidated balance sheets.

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

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

Term receivable and trade accounts receivable balances were as follows:

As of	July 31, 2012	January 31, 2012
Trade accounts receivable	$99,097	$133,494
Term receivables, short-term	$242,359	$221,430
Term receivables, long-term	$217,338	$220,355

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

We perform a credit risk assessment of all customers using the Standard & Poor’s (S&P) credit rating as our primary credit-quality indicator. The S&P credit ratings are based on the most recent S&P score available. For customers that do not have an S&P credit rating, we base our credit risk assessment on an internal credit assessment which is based on selected short-term financial ratios. Our internal credit assessment is based upon results provided in the customers’ most recent financial statements. We determine whether or not to extend credit to these customers based on the results of our internal credit assessment, thus, mitigating our risk of loss.

The credit risk assessment for our long-term receivables was as follows:

As of	July 31, 2012	January 31, 2012
S&P credit rating:
AAA+ through BBB-	$130,519	$130,545
BB+ and lower	28,164	15,161
	158,683	145,706
Internal credit assessment	58,655	74,649
Total long-term term receivables	$217,338	$220,355

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Charged to expense	Deductions(1)	Ending balance
Six months ended July 31, 2012	$4,432	$32	$(145)	$4,319
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $8,452 for the six months ended July 31, 2012 compared to $12,348 for the six months ended July 31, 2011.

(5)	Short-Term Borrowings

Short-term borrowings consisted of the following:

As of	July 31, 2012	January 31, 2012
Collections of previously sold accounts receivable	$4,099	$9,373
Other borrowings	5,136	5,244
Short-term borrowings	$9,235	$14,617

In April 2011, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that terminates April 27, 2015. The revolving credit facility has a maximum borrowing capacity of $125,000. As stated in the revolving credit facility, we have the option to pay interest based on:

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

We paid commitment fees as follows:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Commitment fees	$128	$49	$254	$129

This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

•	Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

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

We were in compliance with all financial covenants as of July 31, 2012. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default on the revolving credit facility. As a result, our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We had no borrowings against the revolving credit facility during the six months ended July 31, 2012 and 2011.

Short-term borrowings include amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions in the following quarter.

We generally have other short-term borrowings including capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate.

(6)	Notes Payable

Notes payable consist of the following:

As of	July 31, 2012	January 31, 2012
4.00% Debentures due 2031	$215,837	$213,224
Other	1,369	1,349
Notes payable	$217,206	$214,573

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of July 31, 2012. These circumstances include:

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

As the 4.00% Debentures contain a conversion feature that allows the debt to be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	July 31, 2012	January 31, 2012
Principal amount	$253,000	$253,000
Unamortized debt discount	(37,163)	(39,776)
Net carrying amount of the liability component	$215,837	$213,224
Equity component	$43,930	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Interest expense at the contractual interest rate	$2,530	$2,530	$5,060	$3,289
Amortization of debt discount	$1,318	$1,228	$2,613	$1,632

The effective interest rate on the 4.00% Debentures was 7.25% for the six months ended July 31, 2012.

6.25% Debentures due 2026: During the six months ended July 31, 2011, we redeemed the remaining $196,509 principal amount of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of income. No balance remained outstanding following this redemption.

We recognized the following amounts in interest expense in the condensed consolidated statements of income related to the 6.25% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Interest expense at the contractual interest rate	$—	$—	$—	$2,900
Amortization of debt discount	$—	$—	$—	$793

Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings under our revolving credit facility used to purchase office buildings in Fremont, California. During the six months ended July 31, 2011, we repaid the remaining obligation of $18,500 under the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on the early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of income. No balance remained outstanding following this repayment.

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

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of July 31, 2012, we were not aware of any material liabilities arising from these indemnification obligations.

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

Stock-Based Compensation Expense

The following table summarizes stock compensation expense recognized:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Cost of revenues	$368	$237	$687	$504
Operating expenses:
Research and development	2,215	1,975	4,332	4,114
Marketing and selling	1,625	1,413	3,174	3,028
General and administration	2,098	2,204	3,260	3,863
Equity plan-related compensation expense	$6,306	$5,829	$11,453	$11,509

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

(10)Net Income Per Share—We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon vesting of restricted stock units, common shares issuable upon exercise of stock options, and purchase rights from ESPPs using the treasury stock method, and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Net income attributable to Mentor Graphics shareholders	$18,167	$4,334	$46,349	$1,981
Weighted average common shares used to calculate basic net income per share	109,875	110,027	109,891	110,888
Employee stock options, restricted stock units, and employee stock purchase plan	3,171	2,817	3,187	3,004
Weighted average common and potential common shares used to calculate diluted net income per share	113,046	112,844	113,078	113,892
Basic net income per share attributable to Mentor Graphics shareholders	$0.17	$0.04	$0.42	$0.02
Diluted net income per share attributable to Mentor Graphics shareholders	$0.16	$0.04	$0.41	$0.02

We excluded from the computation of diluted net income per share stock options, restricted stock units, and ESPP purchase rights to purchase 1,946 shares of common stock for the three months ended July 31, 2012 and 1,959 shares of common stock for the six months ended July 31, 2012 compared to 4,050 for the three months ended July 31, 2011 and 3,992 for the six months ended July 31, 2011. The stock options, restricted stock units, and ESPP purchase rights were anti-dilutive either because we incurred a net loss for the period or the stock options or ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

The effect of the conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income per share. We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 4.00% Debentures.

The conversion features of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 6. “Notes Payable.”

(11)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Employee severance and related costs	$1,029	$1,207	$2,017	$2,354
Other costs	478	470	637	3,870
Total special charges	$1,507	$1,677	$2,654	$6,224
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
Approximately 52% of the employee severance and related costs for the six months ended July 31, 2012 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2013.
Substantially all of the employee severance and related costs for the six months ended July 31, 2011 were paid during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.
Other special charges for the six months ended July 31, 2011 included costs of $3,838 related to consulting fees associated with our fiscal 2012 proxy contest.
Accrued special charges are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2012:

	Accrued special charges as of	Charges during the six months ended	Payments during the six months ended	Accrued special charges as of
	January 31, 2012	July 31, 2012	July 31, 2012	July 31, 2012	(1)
Employee severance and related costs	$3,668	$2,017	$(3,769)	$1,916
Other costs	2,811	637	(320)	3,128
Total accrued special charges	$6,479	$2,654	$(4,089)	$5,044

(1)
Of the $5,044 total accrued special charges as of July 31, 2012, $2,431 represented the long-term portion of accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $2,613 represented the short-term portion of accrued special charges.

(12)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Interest income	$474	$535	$949	$1,069
Foreign currency exchange gain (loss)	(601)	257	(816)	(394)
Other, net	(252)	(263)	(429)	(621)
Other income (expense), net	$(379)	$529	$(296)	$54

(13)Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of July 31, 2012 and January 31, 2012, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Revenues from customers	$21,965	$7,005	$31,274	$24,311
Percentage of total revenues	9.1%	3.3%	6.4%	5.5%

(14)	Income Taxes—The provision for income taxes was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Income tax benefit	$(2,764)	$(3,595)	$(1,983)	$(2,984)
Effective tax rate	(19)%	(487)%	(5)%	297%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record an adjustment in the quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

For the six months ended July 31, 2012, our effective tax rate is (5)% inclusive of $(5,245) net favorable period specific items that are primarily due to a reduction in liabilities for uncertain tax positions.

Under our full year forecast, inclusive of period specific items recognized through July 31, 2012, we have projected a 4% effective tax rate. This rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
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
Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis, and could be significantly affected to the extent our forecasted mix of earnings among individual jurisdictions is different than our expectations.

As of July 31, 2012, we had a liability of $29,502 for income taxes associated with uncertain income tax positions. Of this liability, $4,213 was classified as short-term liabilities in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $25,289 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(15)Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Six Months Ended	2012	2011
Cash paid, net for:
Interest	$5,878	$8,845
Income taxes	$5,594	$5,296

As part of the Valor Computerized Systems, Ltd. acquisition in fiscal 2011, we acquired an investment in Frontline PCB Solutions Limited Partnership (Frontline). During the six months ended July 31, 2012, we received returns on investment of $2,350 from Frontline which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(16)Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Revenues:
North America	$101,553	$100,071	$230,663	$190,394
Europe	53,964	46,642	106,595	98,839
Japan	38,181	25,766	63,164	67,400
Pacific Rim	47,113	41,261	88,307	87,142
Total revenues	$240,811	$213,740	$488,729	$443,775

For the three months ended July 31, 2012 and July 31, 2011, no single customer accounted for 10% or more of our total revenues. For the six months ended July 31, 2012, one customer accounted for 10% of total revenues. For the six months ended July 31, 2011, one customer accounted for 14% of our total revenues.

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

Ten accounts make up approximately 50% of our receivables, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers. Net of reserves, we have no receivables greater than 30 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first six months of fiscal 2013 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

A multi-quarter increase or decrease in service and support revenue can be an early indicator that our business is either strengthening or weakening. Our experience is that customers will scale back on the purchase of outside services in times of economic decline or weakness. Conversely, in times of economic growth and strengthening, we generally observe an increase in the purchase of outside services. In the first six months of fiscal 2013 compared to the first six months of fiscal 2012, service and support revenues increased approximately 5%.

Bookings during the first six months of fiscal 2013 decreased by approximately 20% compared to the first six months of fiscal 2012 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for products and within twelve months for professional services and training. Ten customers accounted for approximately 40% of total bookings for the first six months of fiscal 2013 and 2012. The number of new customers during the first six months of fiscal 2013, excluding PADS (our ready to use printed circuit board design tools) increased approximately 5% from the levels experienced during the first six months of fiscal 2012.

Product Developments

During the six months ended July 31, 2012, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first six months of fiscal 2013, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS
Revenues and Gross Margins

	Three months ended July 31,			Six months ended July 31,
	2012	Change	2011	2012	Change	2011
System and software revenues	$139.9	19%	$117.5	$289.3	13%	$257.1
System and software gross margin	$122.5	22%	$100.4	$254.9	15%	$220.7
Gross margin percent	88%		85%	88%		86%
Service and support revenues	$100.9	5%	$96.2	$199.4	7%	$186.7
Service and support gross margin	$71.7	3%	$69.4	$141.9	6%	$134.5
Gross margin percent	71%		72%	71%		72%
Total revenues	$240.8	13%	$213.7	$488.7	10%	$443.8
Total gross margin	$194.2	14%	$169.8	$396.8	12%	$355.2
Gross margin percent	81%		79%	81%		80%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2012	Change	2011	2012	Change	2011
Upfront license revenues	$114.5	17%	$97.8	$240.5	11%	$216.1
Ratable license revenues	25.4	29%	19.7	48.8	19%	41.0
Total system and software revenues	$139.9	19%	$117.5	$289.3	13%	$257.1

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

Ten customers accounted for approximately 55% of system and software revenues for the three and six months ended July 31, 2012 compared to approximately 50% for the three and six months ended July 31, 2011.

System and software revenues increased for the three and six months ended July 31, 2012 compared to the three and six months ended July 31, 2011 primarily as a result of increased software license revenues driven by increased business activities.

For the three months ended July 31, 2012 and July 31, 2011, no single customer accounted for 10% or more of total revenues. For the six months ended July 31, 2012, one customer accounted for 10% of total revenues. For the six months ended July 31, 2011, one customer accounted for 14% of total revenues.

System and software gross margin percentage was higher for the three and six months ended July 31, 2012 compared to the three and six months ended July 31, 2011 primarily due to a more favorable product mix.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three and six months ended July 31, 2012 compared to the three and six months ended July 31, 2011 was driven by increased support revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2012	Change	2011	2012	Change	2011
North America	$101.5	1%	$100.1	$230.6	21%	$190.4
Europe	54.0	16%	46.6	106.6	8%	98.9
Japan	38.2	49%	25.7	63.2	(6)%	67.4
Pacific Rim	47.1	14%	41.3	88.3	1%	87.1
Total revenues	$240.8	13%	$213.7	$488.7	10%	$443.8

The changes in revenues in North America and Japan for the three and six months ended July 31, 2012 compared to the three and six months ended July 31, 2011 were the result of the timing and geographic location of contract renewals.

For the three months ended July 31, 2012, approximately one-third of European, one-fourth of Pacific Rim and one-half of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the six months ended July 31, 2012, approximately one-third of European and two-thirds of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a nominal impact for the three and six months ended July 31, 2012 compared to the three and six months ended July 31, 2011, as the unfavorable impact of the weak euro was offset by the favorable impact of the strong Japanese yen.

For additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see discussion in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Foreign Currency Risk.”

Revenue by Group

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Revenues:
IC Design to Silicon	35%	25%	40%	30%
Integrated System Design	25%	25%	25%	25%
Scalable Verification	25%	30%	25%	30%
New & Emerging Products	10%	10%	5%	10%
Services & Other	5%	10%	5%	5%
Total revenues	100%	100%	100%	100%

Certain reclassifications have been made between categories in the fiscal 2012 presentation to be consistent with the fiscal 2013 presentation.

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2012	Change	2011	2012	Change	2011
Research and development	$72.9	4%	$69.9	$144.0	3%	$139.3
Marketing and selling	79.1	4%	75.8	158.8	3%	153.7
General and administration	19.9	15%	17.3	36.5	7%	34.1
Equity in earnings of Frontline	(0.7)	36%	(1.1)	(1.3)	41%	(2.2)
Amortization of intangible assets	1.6	7%	1.5	3.3	6%	3.1
Special charges	1.5	(6)%	1.6	2.7	(56)%	6.2
Total operating expenses	$174.3	6%	$165.0	$344.0	3%	$334.2

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Research and development	30%	33%	29%	31%
Marketing and selling	33%	35%	32%	35%
General and administration	8%	8%	7%	8%
Total selected operating expenses	71%	76%	68%	74%

Research and Development

Research and development expenses increased by $3.0 for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, and $4.7 for the six months ended July 31, 2012 compared to the six months ended July 31, 2011. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(0.8)	$(1.9)
Expenses associated with acquired businesses	2.0	4.1
Other expenses	1.8	2.5
Total change in research and development expenses	$3.0	$4.7

Marketing and Selling

Marketing and selling expenses increased by $3.3 for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, and $5.1 for the six months ended July 31, 2012 compared to the six months ended July 31, 2011. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$1.8	$3.0
Expenses associated with acquired businesses	1.5	3.1
Other expenses	—	(1.0)
Total change in marketing and selling expenses	$3.3	$5.1

General and Administration

General and administration expenses increased by $2.6 for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, and $2.4 for the six months ended July 31, 2012 compared to the six months ended July 31, 2011. The components of these increases are as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$1.4	$1.6
Expenses associated with acquired businesses	0.6	1.0
Other expenses	0.6	(0.2)
Total change in marketing and selling expenses	$2.6	$2.4

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. When currencies weaken against the U.S. dollar, our operating expense performance is positively affected and when currencies strengthen, our operating expense performance is adversely affected. We experienced favorable currency movements of approximately $5.7 for the three months ended July 31, 2012 in total operating expenses, compared to the three months ended July 31, 2011, primarily due to movements in the euro and the Indian rupee, as well as other foreign currencies. We experienced favorable currency movements of approximately $7.6 for the six months ended July 31, 2012 in total operating expenses, compared to the six months ended July 31, 2011, primarily due to movements in the euro and the Indian rupee, as well as other foreign currencies. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline PCB Solutions Limited Partnership (Frontline). Frontline is owned equally by Valor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income, as reported	$1.9	$2.3	$3.7	$4.6
Amortization of purchased technology and other identified intangible assets	(1.2)	(1.2)	(2.4)	(2.4)
Equity in earnings of Frontline	$0.7	$1.1	$1.3	$2.2

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2012	Change	2011	2012	Change	2011
Employee severance and related costs	$1.0	(17)%	$1.2	$2.0	(17)%	$2.4
Other costs, net	0.5	25%	0.4	0.7	(82)%	3.8
Total special charges	$1.5	(6)%	$1.6	$2.7	(56)%	$6.2

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

Other special charges for the six months ended July 31, 2011 primarily consisted of $3.8 for advisory fees associated with our proxy contest.

Interest Expense

Interest expense decreased by $12.7 for the six months ended July 31, 2012 compared to the six months ended July 31, 2011. The decrease was primarily due to the repayment of debt in April 2011 and the resulting loss of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures, and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2012	Change	2011	2012	Change	2011
Income tax benefit	$(2.8)	(22)%	$(3.6)	$(2.0)	(33.3)%	$(3.0)

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our projected earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record an adjustment in the quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Effective Tax Rate	(19)%	(487)%	(5)%	297%
Net period specific items benefit	$(3.9)	$(3.7)	$(5.2)	$(5.1)
Effective tax rate without period specific items	8%	17%	8%	(206)%

For the six months ended July 31, 2012, we have an 8% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the six months ended July 31, 2011 due primarily to the application of the accounting guidance for interim periods with respect to jurisdictions with losses before tax for which no tax benefits are recognized. In the prior year, a material jurisdiction for which no tax benefits were recognized had a forecasted loss. In the current year that jurisdiction is projecting income.

Under our full year forecast, inclusive of period specific items recognized through July 31, 2012, we have projected a 4% effective tax rate. This rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. As of July 31, 2012, we have cash totaling $118.6 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S., and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Six months ended July 31,	2012	2011
Cash provided by operating activities	$34.4	$24.9
Cash used in investing activities	$(24.0)	$(18.7)
Cash used in financing activities	$(8.1)	$(17.4)

Operating Activities

Cash flows from operating activities consist of our net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of negative economic conditions or otherwise could have a material adverse effect on our financial condition. We monitor our accounts receivable portfolio for customers with low or declining credit ratings and increase our collection efforts when necessary.

Trade Accounts and Term Receivables

As of	July 31, 2012	January 31, 2012
Trade accounts receivable, net	$341.5	$354.9
Term receivables, long-term	$217.3	$220.4
Average days sales outstanding in short-term receivables, net	128 days	100 days
Average days sales outstanding in short-term receivable, net, excluding the current portion of term receivables	37 days	38 days

The increase in the average days sales outstanding in short-term receivables as of July 31, 2012 was primarily due to a decrease in revenue in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

The current portion of term receivables was $242.4 as of July 31, 2012 and $221.4 as of January 31, 2012. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $459.7 as of July 31, 2012 compared to $441.8 as of January 31, 2012.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $8.5 for the six months ended July 31, 2012 compared to $12.3 for the six months ended July 31, 2011. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2013.

Accrued Payroll and Related Liabilities

As of	July 31, 2012	January 31, 2012
Accrued payroll and related liabilities	$50.8	$112.3

The decrease in accrued payroll and related liabilities as of July 31, 2012 compared to January 31, 2012 was primarily due to incentive payments made during fiscal 2013 on fiscal 2012 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2012 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment increased to $22.2 for the six months ended July 31, 2012 compared to $16.6 for the six months ended July 31, 2011. The expenditures for property, plant, and equipment for the six months ended July 31, 2012 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2013 to be approximately $50.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

Financing Activities

For the six months ended July 31, 2012, cash used in financing activities consisted primarily of repurchases of our common stock and repayments of short-term borrowings offset in part by proceeds from the issuance of common stock. Additional discussion regarding notes payable are presented in the section below.

In April 2011, we announced a share repurchase program under which we may repurchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, the Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0. During the six months ended July 31, 2012, we repurchased 1.4 shares of common stock for $20.0 under this program. Under the terms of our revolving credit facility, the amount we can repurchase under the share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $56.5 of our stock can be repurchased under this limit as of July 31, 2012.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of July 31, 2012.

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

We had no borrowings against the revolving credit facility during the six months ended July 31, 2012. The base interest rate was 4.5% as of July 31, 2012.

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

OUTLOOK FOR FISCAL 2013

We expect revenues for the third quarter of fiscal 2013 to be approximately $265.0 million with earnings per share for the same period of approximately $0.23 per diluted share. For the full fiscal year 2013, we expect revenues of approximately $1.1 billion with earnings per share of $1.23 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2012.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$8.6	7.05%

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of July 31, 2012 and July 31, 2011. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of July 31, 2012 and July 31, 2011, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of July 31, 2012 and 2011, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $5.1 outstanding as of July 31, 2012 and $6.3 as of July 31, 2011 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	July 31, 2012		January 31, 2012
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$20.4	78.60	$45.0	76.72
Euro	13.7	0.82	26.8	0.77
British pound	12.0	0.64	14.0	0.64
Swedish krona	11.3	6.95	11.7	6.85
Canadian dollar	7.8	1.01	8.0	1.01
Taiwan dollar	6.9	30.05	8.3	29.86
Other (1)	26.0	—	28.2	—
Total forward contracts	$98.1		$142.0

(1)
Other includes the Indian rupee, Korean won, Israeli shekel, Danish kroner, Hungarian forints, Polish zloty, Chinese yuan, Norwegian kroner, Swiss franc, Russian ruble, Armenian dram and Singapore dollars.

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the recession experienced in 2008 and 2009, the economic conditions in Japan caused by the 2011 earthquake and tsunami, or the current European debt crisis, can adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.

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

Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of transaction types and products purchased by our customers.

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

Our revenues are also affected by the mix of transaction types entered into where we recognize software revenues in different ways as required by accounting rules: as payments become due and payable, on a cash basis, ratably over the license term, or recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of software revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

The gross margin on our software is greater than that for our emulation hardware systems, software support, and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not occur as expected, our gross margins and operating results could be materially adversely impacted.

We face intense price competition in the EDA industry.

Price competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new software license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software products at low prices for promotional purposes or as a long-term pricing strategy, or may temporarily provide significantly higher discounts to attempt to replace our products in certain areas of the customers' design flow. These practices could significantly reduce demand for our products or limit prices we can charge.

We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally.

We may experience difficulty in manufacturing our emulation hardware.

We currently contract with a single manufacturer to assemble our hardware emulation products and purchase some components from a single supplier(s). As a result, we may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints, components rejected that do not meet our standards, low yields of ICs, subassemblies, or printed circuit boards, or other delays in the manufacturing process. For those sole source parts which we purchase for our emulator products, there can be no assurance, that if a supplier cannot deliver, that a second source can be found on a timely basis.

Foreign currency fluctuations may have an adverse impact on our operating results.

We typically generate over half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, euro, and the British pound, could have an adverse impact on our operating results.

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

The accounting rules governing software revenue recognition are complex and have been subject to authoritative interpretations that have generally made it more difficult to recognize software revenues at the beginning of the license period. To the extent that we do not recognize as much revenue at the beginning of the license period as in the past, such a change in accounting rules could have a material adverse impact on our short-term results.

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

We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities around the world. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other tax authorities. The tax authorities in the U.S. and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.

Forecasting our income tax rate is complex and subject to uncertainty.

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, including a separate determination for entities with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments, tax audit determinations, changes in our tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.

There are limitations on the effectiveness of controls.

We do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our control system will detect all errors and instances of fraud, if any. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

Our competitors may acquire technology or other companies that impact our business.

Our competitors may acquire technology or companies offering competing or complementary product offerings which could adversely impact our ability to compete in the marketplace. They may be able to deliver better or broader product offerings, offer better pricing, or otherwise make it more desirable for our customers to buy more of the tools in their design flow from the competitor after the acquisition. In addition, our competitors may purchase companies or technology, which we had an interest in acquiring, which could limit our expansion into certain market segments.

We may not adequately protect our proprietary rights or we may fail to obtain software or other intellectual property licenses.

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, are obtaining patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite our measures to limit piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue.

Some of our products include software or other intellectual property licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other intellectual property in the future. Failure to obtain software or other intellectual property licenses or rights from third parties on favorable terms could materially adversely impact us.

Intellectual property infringement actions may harm our business.

Patent holders are making increasing efforts to monetize their patent portfolios. Intellectual property infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. IP litigation could harm our business, either due to damage awards, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology.

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

We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the United States. In particular our operations in Israel, Egypt and Pakistan may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically.

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

As of July 31, 2012, we had $263.6 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031, $1.4 million in other notes payable, and $9.2 million in short-term borrowings. This level of indebtedness among other things could:

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

All of the factors discussed in this “Risk Factors” section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements, or technological advances by our competitors or us, and any announcements by us or by our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings, and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
May 1 - May 31, 2012	—	$—	—	$110,003,815
June 1 - June 30, 2012	1,419,510	14.09	1,419,510	90,003,827
July 1 - July 31, 2012	—	—	—	90,003,827
Total	1,419,510	$14.09	1,419,510

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

Dated: September 6, 2012	MENTOR GRAPHICS CORPORATION (Registrant)

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
Dated: August 31, 2012

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
Dated: September 6, 2012

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
(i) the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: August 31, 2012

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
(i) the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and
ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: September 6, 2012

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