Form 10-Q
period 2012-10-31
MENTOR GRAPHICS CORP
filed 2012-12-04
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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
Number of shares of common stock, no par value, outstanding as of 11/30/2012: 112,472,570

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
In thousands, except per share data
Revenues:
System and software	$166,301	$154,363	$455,614	$411,503
Service and support	102,459	96,145	301,875	282,780
Total revenues	268,760	250,508	757,489	694,283
Cost of revenues:
System and software	19,214	10,864	49,296	41,235
Service and support	29,290	27,621	86,834	79,676
Amortization of purchased technology	1,759	1,761	6,092	7,872
Total cost of revenues	50,263	40,246	142,222	128,783
Gross margin	218,497	210,262	615,267	565,500
Operating expenses:
Research and development	76,214	81,305	220,211	220,578
Marketing and selling	84,673	83,036	243,493	236,718
General and administration	17,794	17,922	54,308	52,055
Equity in (earnings) losses of Frontline	(381)	134	(1,630)	(2,022)
Amortization of intangible assets	1,242	1,296	4,547	4,361
Special charges	1,146	1,164	3,800	7,388
Total operating expenses	180,688	184,857	524,729	519,078
Operating income	37,809	25,405	90,538	46,422
Other income (expense), net	57	1,836	(239)	1,890
Interest expense	(4,652)	(4,615)	(13,983)	(26,689)
Income before income tax	33,214	22,626	76,316	21,623
Income tax expense (benefit)	1,148	(1,445)	(835)	(4,429)
Net income	$32,066	$24,071	$77,151	$26,052
Less: Income attributable to noncontrolling interest	1,425	—	161	—
Net income attributable to Mentor Graphics shareholders	$30,641	$24,071	$76,990	$26,052
Net income per share:
Basic	$0.27	$0.22	$0.70	$0.24
Diluted	$0.27	$0.22	$0.68	$0.23
Weighted average number of shares outstanding:
Basic	111,575	109,501	110,454	110,423
Diluted	114,721	111,563	113,584	113,181
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
In thousands
Net income	$32,066	$24,071	$77,151	$26,052
Other comprehensive income (loss), net of tax:
Change in unrealized gain on derivative instruments	17	56	192	2
Change in accumulated translation adjustment	4,439	(3,654)	(2,490)	3,616
Change in pension liability	(4)	—	(11)	—
Comprehensive income	36,518	20,473	74,842	29,670
Less: Comprehensive income attributable to the noncontrolling interest	$1,401	$—	$103	$—
Comprehensive income attributable to Mentor Graphics shareholders	$35,117	$20,473	$74,739	$29,670
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	October 31, 2012	January 31, 2012
In thousands
Assets
Current assets:
Cash and cash equivalents	$159,730	$146,499
Restricted cash	—	4,237
Trade accounts receivable, net of allowance for doubtful accounts of $4,571 as of October 31, 2012 and $4,432 as of January 31, 2012	404,783	354,924
Other receivables	12,331	11,085
Inventory	10,653	8,136
Prepaid expenses and other	21,181	24,751
Deferred income taxes	16,249	17,803
Total current assets	624,927	567,435
Property, plant, and equipment, net of accumulated depreciation of $295,483 as of October 31, 2012 and $280,053 as of January 31, 2012	161,260	148,019
Term receivables	207,639	220,355
Goodwill	529,111	527,102
Intangible assets, net of accumulated amortization of $182,846 as of October 31, 2012 and $172,182 as of January 31, 2012	18,045	28,569
Other assets	65,827	59,195
Total assets	$1,606,809	$1,550,675
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,836	$14,617
Current portion of notes payable	1,381	1,349
Accounts payable	16,686	17,261
Income taxes payable	9,723	2,538
Accrued payroll and related liabilities	68,328	112,349
Accrued and other liabilities	36,812	34,284
Deferred revenue	202,292	191,540
Total current liabilities	338,058	373,938
Notes payable	217,179	213,224
Deferred revenue	18,331	14,883
Income tax liability	22,171	34,257
Other long-term liabilities	31,457	39,033
Total liabilities	627,196	675,335
Commitments and contingencies (Note 7)
Noncontrolling interest with redemption feature	8,685	9,266
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2012 and January 31, 2012; 112,449 shares issued and outstanding as of October 31, 2012 and 109,346 shares issued and outstanding as of January 31, 2012	804,793	775,362
Retained earnings	139,706	62,032
Accumulated other comprehensive income	26,429	28,680
Total stockholders’ equity	970,928	866,074
Total liabilities and stockholders’ equity	$1,606,809	$1,550,675
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended October 31,	2012	2011
In thousands
Operating Cash Flows:
Net income	$77,151	$26,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	24,701	24,137
Amortization of intangible assets and debt costs	15,500	17,200
Dividends received from unconsolidated entities, net of equity in income	2,210	3,480
Loss on debt extinguishment	—	3,518
Write-off of debt discount and debt issuance costs	—	8,010
Stock-based compensation	17,162	16,623
Deferred income taxes	(1,965)	177
Changes in other long-term liabilities	(3,164)	(3,575)
Gain on conversion of equity method investment to controlling interest	—	(1,519)
Other	67	(18)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(51,202)	60,828
Prepaid expenses and other	(6,270)	(6,612)
Term receivables, long-term	12,249	(35,712)
Accounts payable and accrued liabilities	(43,601)	(54,535)
Income taxes payable	(4,933)	(12,380)
Deferred revenue	14,967	(10,482)
Net cash provided by operating activities	52,872	35,192
Investing Cash Flows:
Purchases of property, plant, and equipment	(35,575)	(25,062)
Acquisitions of businesses and equity interests, net of cash acquired	(1,945)	(1,169)
Net cash used in investing activities	(37,520)	(26,231)
Financing Cash Flows:
Proceeds from issuance of common stock	33,028	23,391
Repurchase of common stock	(20,000)	(69,996)
Tax benefit from share options exercised	139	—
Net decrease in short-term borrowings	(11,432)	(8,336)
Debt and equity issuance costs	—	(8,929)
Proceeds from notes payable and revolving credit facility	—	253,000
Repayments of notes payable and revolving credit facility	(1,871)	(219,919)
Net cash used in financing activities	(136)	(30,789)
Effect of exchange rate changes on cash and cash equivalents	(1,985)	704
Net change in cash and cash equivalents	13,231	(21,124)
Cash and cash equivalents at the beginning of the period	146,499	133,113
Cash and cash equivalents at the end of the period	$159,730	$111,989
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

Noncontrolling Interest with Redemption Feature

As of October 31, 2012, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which allows the other owners of the company to require us to purchase their noncontrolling interest at a future date for a price based on a formula defined in the agreement. The noncontrolling interest adjusted for this redemption feature is presented on the condensed consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions subject to a master netting arrangement. ASU 2011-11 is intended to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 31, 2013 and interim periods within those annual periods. We do not anticipate a material impact on our financial statements upon adoption, other than additional disclosures.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends Accounting Standards Codification 350, “Intangibles — Goodwill and Other.” The amended guidance reduces complexity and cost by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This initial assessment serves as a basis for determining if performing the quantitative impairment test is necessary. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

(3)Fair Value Measurement— The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$(203)	$—	$(203)	$—
Contingent consideration	(6,217)	—	—	(6,217)
Total	$(6,420)	$—	$(203)	$(6,217)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Foreign currency exchange contracts	$882	$—	$882	$—
Contingent consideration	(6,120)	—	—	(6,120)
Total	$(5,238)	$—	$882	$(6,120)

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of October 31, 2012, of the total recorded balance, $1,896 was included in accrued liabilities and $4,321 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2012, of the total recorded balance, $510 was included in accrued liabilities and $5,610 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of October 31, 2012 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$8,476
Discount rate	14%	-	16%
Timing of cash flows (in years)	0	-	5

Changes in the fair value of our contingent consideration are primarily driven by changes in the estimated amount and timing of payments, resulting from changes in the forecasted revenues of the acquired businesses. Significant changes in any of the inputs in isolation could result in a fluctuation in the fair value measurement of contingent consideration. Changes in fair value are recognized in operating income in the period in which the change is identified. During the nine months ended October 31, 2012, we recorded decreases in contingent consideration resulting in a net gain of $540 to special charges in our condensed consolidated statement of income. The adjustments to the liability were due to changes in the timing and amounts of the expected payments.

The following table summarizes contingent consideration activity:

Balance as of January 31, 2012	$6,120
New contingent consideration	950
Payments	(478)
Adjustments	(540)
Interest accretion	165
Balance as of October 31, 2012	$6,217

The following table summarizes the fair value and carrying value of notes payable:

As of	October 31, 2012	January 31, 2012
Fair value of notes payable	$288,789	$259,821
Carrying value of notes payable	$218,560	$214,573

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities (Level 2). Of the total carrying value of notes payable, $1,381 as of October 31, 2012 and $1,349 as of January 31, 2012 was classified as current on our condensed consolidated balance sheets.

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

Term receivable and trade accounts receivable balances were as follows:

As of	October 31, 2012	January 31, 2012
Trade accounts receivable	$171,916	$133,494
Term receivables, short-term	$232,867	$221,430
Term receivables, long-term	$207,639	$220,355

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

The credit risk assessment for our long-term receivables was as follows:

As of	October 31, 2012	January 31, 2012
S&P credit rating:
AAA+ through BBB-	$107,918	$130,545
BB+ and lower	37,213	15,161
	145,131	145,706
Internal credit assessment	62,508	74,649
Total long-term term receivables	$207,639	$220,355

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Charged to expense	Deductions(1)	Ending balance
Nine months ended October 31, 2012	$4,432	$285	$(146)	$4,571
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $19,379 for the nine months ended October 31, 2012 compared to $28,295 for the nine months ended October 31, 2011.

(5)	Short-Term Borrowings—Short-term borrowings consisted of the following:

As of	October 31, 2012	January 31, 2012
Collections of previously sold accounts receivable	$1,525	$9,373
Other borrowings	1,311	5,244
Short-term borrowings	$2,836	$14,617

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

We paid commitment fees as follows:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Commitment fees	$128	$128	$382	$257

This revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

•	Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

•
Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 42.0% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility limits the aggregate amount we can pay for dividends and repurchases of our stock over the P4Y year term of the facility to $50,000 plus 70% of our cumulative net income.

We were in compliance with all financial covenants as of October 31, 2012. If we were to fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default on the revolving credit facility. As a result, our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

We had no borrowings against the revolving credit facility during the nine months ended October 31, 2012 and 2011.

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

(6)Notes Payable—Notes payable consist of the following:

As of	October 31, 2012	January 31, 2012
4.00% Debentures due 2031	$217,179	$213,224
Other	1,381	1,349
Notes payable	$218,560	$214,573

4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of October 31, 2012. These circumstances include:

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

As the 4.00% Debentures contain a conversion feature that allows the debt to be settled in cash upon conversion, we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	October 31, 2012	January 31, 2012
Principal amount	$253,000	$253,000
Unamortized debt discount	(35,821)	(39,776)
Net carrying amount of the liability component	$217,179	$213,224
Equity component	$43,930	$43,930

The unamortized debt discount will be amortized to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Interest expense at the contractual interest rate	$2,530	$2,530	$7,590	$5,819
Amortization of debt discount	$1,342	$1,250	$3,955	$2,882

The effective interest rate on the 4.00% Debentures was 7.25% for the nine months ended October 31, 2012.

6.25% Debentures due 2026: During the nine months ended October 31, 2011, we redeemed the remaining $196,509 principal amount of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the condensed consolidated statement of income. No balance remained outstanding following this redemption.

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

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of October 31, 2012, we were not aware of any material liabilities arising from these indemnification obligations.

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

Stock-Based Compensation Expense

The following table summarizes stock compensation expense recognized:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Cost of revenues	$393	$249	$1,080	$753
Operating expenses:
Research and development	2,272	2,005	6,604	6,119
Marketing and selling	1,644	1,365	4,818	4,393
General and administration	1,400	1,495	4,660	5,358
Equity plan-related compensation expense	$5,709	$5,114	$17,162	$16,623

(9)Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock, payable to holders of record on July 6, 2010. On December 23, 2011, our Board of Directors amended the Stock Purchase Rights Plan to, among other things, extend the expiration date of the rights and increase the exercise price of each right. As long as the rights are attached to our common stock, we will issue one right with each new share of common stock so that all such shares will have attached rights. Under certain conditions, each right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of sixty-five dollars, subject to adjustment. The rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of our common stock. If a person or group acquires 15% or more of the common stock, each right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the right, or each right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right, depending on the circumstances. The rights expire on June 30, 2013 and may be redeemed by us for $0.001 per right. The rights do not have voting or dividend rights and have no dilutive effect on our earnings.

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

The following provides the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Net income attributable to Mentor Graphics shareholders	$30,641	$24,071	$76,990	$26,052
Weighted average common shares used to calculate basic net income per share	111,575	109,501	110,454	110,423
Employee stock options, restricted stock units, and employee stock purchase plan	3,146	2,062	3,130	2,758
Weighted average common and potential common shares used to calculate diluted net income per share	114,721	111,563	113,584	113,181
Basic net income per share attributable to Mentor Graphics shareholders	$0.27	$0.22	$0.70	$0.24
Diluted net income per share attributable to Mentor Graphics shareholders	$0.27	$0.22	$0.68	$0.23

We excluded from the computation of diluted net income per share stock options, restricted stock units, and ESPP purchase rights to purchase 1,205 shares of common stock for the three months ended October 31, 2012 and 2,626 shares of common stock for the nine months ended October 31, 2012 compared to 7,704 for the three months ended October 31, 2011 and 4,613 for the nine months ended October 31, 2011. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect of the 4.00% Debentures. The effect of the assumed conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income per share.

The conversion features of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 6. “Notes Payable.”

(11)	Special Charges—The following is a summary of the components of the special charges:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Employee severance and related costs	$612	$1,227	$2,629	$3,581
Other costs	534	(63)	1,171	3,807
Total special charges	$1,146	$1,164	$3,800	$7,388

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
Approximately 61% of the employee severance and related costs for the nine months ended October 31, 2012 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2013.
Substantially all of the employee severance and related costs for the nine months ended October 31, 2011 were paid during the fiscal year ending January 31, 2012. There have been no significant modifications to the amount of these charges.
Other special charges for the nine months ended October 31, 2011 included costs of $3,967 related to consulting fees associated with our fiscal 2012 proxy contest.
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2012:

	Accrued special charges as of	Charges during the nine months ended	Payments during the nine months ended	Accrued special charges as of
	January 31, 2012	October 31, 2012	October 31, 2012	October 31, 2012	(1)
Employee severance and related costs	$3,668	$2,629	$(4,700)	$1,597
Other costs	2,811	1,171	(824)	3,158
Total accrued special charges	$6,479	$3,800	$(5,524)	$4,755

(1)
Of the $4,755 total accrued special charges as of October 31, 2012, $2,299 represented the long-term portion, which primarily included accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $2,456 represented the short-term portion of accrued special charges.

(12)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Interest income	$458	$519	$1,407	$1,588
Foreign currency exchange gain (loss)	(243)	211	(1,059)	(183)
Gain on conversion of equity method investment to controlling interest	—	1,519	—	1,519
Other, net	(158)	(413)	(587)	(1,034)
Other income (expense), net	$57	$1,836	$(239)	$1,890

(13)Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of October 31, 2012 and January 31, 2012, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Revenues from customers	$7,377	$5,821	$38,651	$30,132
Percentage of total revenues	2.7%	2.3%	5.1%	4.3%

(14)	Income Taxes—The provision for income taxes was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Income tax expense (benefit)	$1,148	$(1,445)	$(835)	$(4,429)
Effective tax rate	3.5%	(6.4)%	(1.1)%	(20.5)%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Our effective tax rate is (1.1)% for the nine months ended October 31, 2012, after the inclusion of $(6,176) in net favorable period specific items. The period specific items primarily relate to reductions in liabilities for uncertain tax positions. For our full year forecast, we have projected a 3% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2012. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
•The benefit of lower tax rates on earnings of foreign subsidiaries;
•Forecasted utilization of net operating loss carryforwards for which no previous benefit was recognized;
•Reduction in reserves for uncertain tax positions; and
•The application of tax incentives for research and development.
These differences are partially offset by:
•Non-deductible employee stock purchase plan compensation expense; and
•Withholding taxes in certain foreign jurisdictions.
Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis, and could be significantly affected to the extent our actual mix of earnings among individual jurisdictions is different than our expectations.

As of October 31, 2012, we had a liability of $27,706 for income taxes associated with uncertain income tax positions. Of this liability, $5,535 was classified as short-term liabilities in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $22,171 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(15)Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Nine months ended October 31,	2012	2011
Cash paid, net for:
Interest	$11,376	$14,196
Income taxes	$8,651	$5,863

As part of the Valor Computerized Systems, Ltd. acquisition in fiscal 2011, we acquired an investment in Frontline PCB Solutions Limited Partnership (Frontline). During the nine months ended October 31, 2012, we received returns on investment of $3,950 from Frontline which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(16)Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Revenues:
North America	$125,809	$116,256	$356,472	$306,650
Europe	58,937	62,555	165,532	161,394
Japan	23,602	28,793	86,766	96,193
Pacific Rim	60,412	42,904	148,719	130,046
Total revenues	$268,760	$250,508	$757,489	$694,283

For the three months ended October 31, 2012 and October 31, 2011, no single customer accounted for 10% or more of our total revenues. For the nine months ended October 31, 2012, no single customer accounted for 10% or more of our total revenues. For the nine months ended October 31, 2011, one customer accounted for 13% of our total revenues.

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

Bad debt expense recorded for the first nine months of fiscal 2013 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should additional allowances for doubtful accounts be necessary.

Bookings during the first nine months of fiscal 2013 decreased by approximately 25% compared to the first nine months of fiscal 2012 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 35% of total bookings for the first nine months of fiscal 2013 compared to 45% for the first nine months of fiscal 2012. The number of new customers during the first nine months of fiscal 2013, excluding PADS (our ready to use printed circuit board design tools) remained consistent with the levels experienced during the first nine months of fiscal 2012.

Product Developments

During the nine months ended October 31, 2012, we continued to execute our strategy of focusing on challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first nine months of fiscal 2013, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Margins

	Three months ended October 31,			Nine months ended October 31,
	2012	Change	2011	2012	Change	2011
System and software revenues	$166.3	8%	$154.4	$455.6	11%	$411.5
System and software gross margin	$145.3	3%	$141.7	$400.2	10%	$362.4
Gross margin percent	87%		92%	88%		88%
Service and support revenues	$102.5	7%	$96.1	$301.9	7%	$282.8
Service and support gross margin	$73.2	7%	$68.6	$215.1	6%	$203.1
Gross margin percent	71%		71%	71%		72%
Total revenues	$268.8	7%	$250.5	$757.5	9%	$694.3
Total gross margin	$218.5	4%	$210.3	$615.3	9%	$565.5
Gross margin percent	81%		84%	81%		81%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2012	Change	2011	2012	Change	2011
Upfront license revenues	$144.6	7%	$134.7	$385.1	10%	$350.9
Ratable license revenues	21.7	10%	19.7	70.5	16%	60.6
Total system and software revenues	$166.3	8%	$154.4	$455.6	11%	$411.5

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of a license term. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily consist of short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fees from the accretion of the discount on long-term installment receivables.

Ten customers accounted for approximately 60% of system and software revenues for the three months ended October 31, 2012 and 2011 and approximately 45% for the nine months ended October 31, 2012 and 2011.

System and software revenues increased for the three and nine months ended October 31, 2012 compared to the three and nine months ended October 31, 2011 primarily due to an increase in sales of emulation hardware systems.

For the three months ended October 31, 2012 and 2011 and for the nine months ended October 31, 2012, no single customer accounted for 10% or more of total revenues. For the nine months ended October 31, 2011, one customer accounted for 13% of total revenues.

System and software gross margin percentage was lower for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 primarily due to a change in product mix that resulted from an increase in sales of lower gross margin emulation hardware systems.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three and nine months ended October 31, 2012 compared to the three and nine months ended October 31, 2011 was driven by increased service revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2012	Change	2011	2012	Change	2011
North America	$125.9	8%	$116.3	$356.5	16%	$306.7
Europe	58.9	(6)%	62.5	165.5	3%	161.4
Japan	23.6	(18)%	28.8	86.8	(10)%	96.2
Pacific Rim	60.4	41%	42.9	148.7	14%	130.0
Total revenues	$268.8	7%	$250.5	$757.5	9%	$694.3

The changes in revenues in Pacific Rim, North America and Japan for the three and nine months ended October 31, 2012 compared to the three and nine months ended October 31, 2011 were the result of the timing and geographic location of contract renewals.

For the three months ended October 31, 2012, approximately one-fourth of European and substantially all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the nine months ended October 31, 2012, approximately one-third of European and two-thirds of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had a nominal impact for the three and nine months ended October 31, 2012 compared to the three and nine months ended October 31, 2011.

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

Revenue by Group

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Revenues:
IC Design to Silicon	25%	40%	35%	35%
Integrated System Design	30%	25%	25%	25%
Scalable Verification	30%	25%	25%	25%
New & Emerging Products	10%	5%	10%	10%
Services & Other	5%	5%	5%	5%
Total revenues	100%	100%	100%	100%

Certain reclassifications have been made between categories in the fiscal 2012 presentation to be consistent with the fiscal 2013 presentation.

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2012	Change	2011	2012	Change	2011
Research and development	$76.2	(6)%	$81.3	$220.2	—%	$220.6
Marketing and selling	84.7	2%	83.0	243.5	3%	236.7
General and administration	17.8	(1)%	17.9	54.3	4%	52.0
Equity in (earnings) losses of Frontline	(0.3)	(400)%	0.1	(1.6)	(20)%	(2.0)
Amortization of intangible assets	1.2	(8)%	1.3	4.5	2%	4.4
Special charges	1.1	(8)%	1.2	3.8	(49)%	7.4
Total operating expenses	$180.7	(2)%	$184.8	$524.7	1%	$519.1

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Research and development	28%	32%	29%	32%
Marketing and selling	32%	33%	32%	34%
General and administration	7%	7%	7%	7%
Total selected operating expenses	67%	72%	68%	73%

Research and Development

Research and development expenses decreased by $5.1 for the three months ended October 31, 2012 compared to the three months ended October 31, 2011, and $0.4 for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. The components of these decreases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$(8.1)	$(10.0)
Expenses associated with acquired businesses	2.0	6.1
Other expenses	1.0	3.5
Total change in research and development expenses	$(5.1)	$(0.4)

Marketing and Selling

Marketing and selling expenses increased by $1.7 for the three months ended October 31, 2012 compared to the three months ended October 31, 2011, and $6.8 for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$(1.9)	$1.1
Expenses associated with acquired businesses	2.3	5.3
Other expenses	1.3	0.4
Total change in marketing and selling expenses	$1.7	$6.8

General and Administration

General and administration expenses decreased by $0.1 for the three months ended October 31, 2012 compared to the three months ended October 31, 2011, and increased by $2.3 for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. The increase from the nine months ended October 31, 2011 was primarily driven by expenses associated with acquired businesses.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements of approximately $4.7 in total operating expenses for the three months ended October 31, 2012, compared to the three months ended October 31, 2011, primarily due to movements in the euro and the Indian rupee, as well as other foreign currencies. We experienced favorable currency movements of approximately $12.3 in total operating expenses for the nine months ended October 31, 2012, compared to the nine months ended October 31, 2011, primarily due to movements in the euro and the Indian rupee, as well as other foreign currencies. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline PCB Solutions Limited Partnership (Frontline). Frontline is owned equally by Mentor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings or losses of Frontline in the subsequent month following incurrence. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income, as reported	$1.6	$1.2	$5.3	$5.7
Amortization of purchased technology and other identified intangible assets	(1.3)	(1.3)	(3.7)	(3.7)
Equity in earnings (losses) of Frontline	$0.3	$(0.1)	$1.6	$2.0

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2012	Change	2011	2012	Change	2011
Employee severance and related costs	$0.6	(50)%	$1.2	$2.6	(28)%	$3.6
Other costs, net	0.5	—%	—	1.2	(68)%	3.8
Total special charges	$1.1	(8)%	$1.2	$3.8	(49)%	$7.4

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

Other special charges for the nine months ended October 31, 2011 primarily consisted of $3.9 for advisory fees associated with our proxy contest.

Interest Expense

Interest expense decreased by $12.7 for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. The decrease was primarily due to the repayment of debt in April 2011 and the resulting loss of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures, and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2012	Change	2011	2012	Change	2011
Income tax provision (benefit)	$1.1	(179)%	$(1.4)	$(0.8)	(82)%	$(4.4)

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Effective Tax Rate	3%	(6)%	(1)%	(20)%
Net period specific items benefit	$(0.9)	$(3.7)	$(6.2)	$(8.8)
Effective tax rate without period specific items	6%	10%	7%	20%

For the nine months ended October 31, 2012, we have a 7% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the nine months ended October 31, 2011 due primarily to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized.

For our full year forecast, we have projected a 3% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2012. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the statute of limitations is open for fiscal year 2010 and forward although net operating losses and credits from all years are subject to examination and adjustments for the three years following the year in which they were utilized. The statute of limitations remains open for years on or after fiscal 2008 in Japan and in Ireland.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. As of October 31, 2012, we have cash totaling $126.7 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S., and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Nine months ended October 31,	2012	2011
Cash provided by operating activities	$52.9	$35.2
Cash used in investing activities	$(37.5)	$(26.2)
Cash used in financing activities	$(0.1)	$(30.8)

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

Trade Accounts and Term Receivables

As of	October 31, 2012	January 31, 2012
Trade accounts receivable, net	$404.8	$354.9
Term receivables, long-term	$207.6	$220.4
Average days sales outstanding in trade accounts receivable, net	136 days	100 days
Average days sales outstanding in trade accounts receivable, net, excluding the current portion of term receivables	58 days	38 days

The overall increase in the average days sales outstanding in trade accounts receivable, net for both measures as of October 31, 2012 was primarily due to a decrease in revenue and the timing of billings under customer contracts in the third quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

The current portion of term receivables was $232.9 as of October 31, 2012 and $221.4 as of January 31, 2012. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $440.5 as of October 31, 2012 compared to $441.8 as of January 31, 2012.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $19.4 for the nine months ended October 31, 2012 compared to $28.3 for the nine months ended October 31, 2011. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2013.

Accrued Payroll and Related Liabilities

As of	October 31, 2012	January 31, 2012
Accrued payroll and related liabilities	$68.3	$112.3

The decrease in accrued payroll and related liabilities as of October 31, 2012 compared to January 31, 2012 was primarily due to incentive payments made during fiscal 2013 on fiscal 2012 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2012 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment increased to $35.6 for the nine months ended October 31, 2012 compared to $25.1 for the nine months ended October 31, 2011. The expenditures for property, plant, and equipment for the nine months ended October 31, 2012 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2013 to be approximately $50.0. We plan to finance our investments in property, plant, and equipment using cash on hand or borrowings on the revolving credit facility.

Financing Activities

For the nine months ended October 31, 2012, cash used in financing activities consisted primarily of repurchases of our common stock and repayments of short-term borrowings offset in part by proceeds from the issuance of common stock.

In April 2011, we announced a share repurchase program under which we may repurchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, the Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0. During the nine months ended October 31, 2012, we repurchased 1.4 shares of common stock for $20.0 under this program. Under the terms of our revolving credit facility, the amount we can repurchase under the share repurchase program is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $77.6 of our stock can be repurchased under this limit as of October 31, 2012.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of October 31, 2012.

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

For further information on the 4.00% Debentures, see Note 6. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

In April 2011, we entered into a syndicated, senior, unsecured, P4Y-year revolving credit facility with a maximum borrowing capacity of $125.0. We have the option to pay interest on this revolving credit facility based on:

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

We had no borrowings against the revolving credit facility during the nine months ended October 31, 2012. The base interest rate was 4.5% as of October 31, 2012.

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

OUTLOOK FOR FISCAL 2013

We expect revenues for the fourth quarter of fiscal 2013 to be approximately $343.0 million with earnings per share for the same period of approximately $0.54 per diluted share. For the full fiscal year 2013, we expect revenues of approximately $1.1 billion with earnings per share of $1.22 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2012.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$14.3	5.27%

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of October 31, 2012 and October 31, 2011. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

As of October 31, 2012 and October 31, 2011, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of October 31, 2012 and 2011, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.3 outstanding as of October 31, 2012 and $5.3 as of October 31, 2011 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	October 31, 2012		January 31, 2012
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$17.4	0.77	$26.8	0.77
Japanese yen	16.5	79.31	45.0	76.72
British pound	15.1	0.62	14.0	0.64
Swedish krona	11.8	6.59	11.7	6.85
Canadian dollar	7.6	0.98	8.0	1.01
Taiwan dollar	0.8	29.13	8.3	29.86
Other (1)	32.3	—	28.2	—
Total forward contracts	$101.5		$142.0

(1)
Other includes the Korean won, Israeli shekel, Indian rupee, Danish kroner, Chinese yuan, Polish zloty, Norwegian kroner, Swiss franc, Russian ruble, Armenian dram, Hungarian forints and Singapore dollars.

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

Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the recession experienced in 2008 and 2009, the economic conditions in Japan caused by the 2011 earthquake and tsunami, or the ongoing European debt crisis, can adversely affect our customers and postpone decisions to license or purchase our products, decrease our customers’ spending, and jeopardize or delay our customers’ ability or willingness to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.

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

We currently contract with a single manufacturer to assemble our hardware emulation products and purchase some components from a single supplier(s). As a result, we may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints, components rejected that do not meet our standards, low yields of ICs, subassemblies, or printed circuit boards, or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis.

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

Our competitors may acquire technology or companies offering competing or complementary product offerings which could adversely impact our ability to compete in the marketplace. They may be able to deliver better or broader product offerings, offer better pricing, or otherwise make it more desirable for our customers to buy more of the tools in their design flow from the competitor after the acquisition. In addition, our competitors may purchase companies or technology that we had an interest in acquiring, which could limit our expansion into certain market segments.

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

Our business is subject to the risk of natural disasters.

We have sales and research and development offices around the world which may be adversely affected by weather, earthquakes or other natural disasters. If a natural disaster occurs at or near any of our offices, our operations may be interrupted, which could adversely impact our business and results of operations. In addition, if a natural disaster impacts a significant number of our customers, our business and results of operations could be adversely impacted.

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

As of October 31, 2012, we had $257.2 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031, $1.4 million in other notes payable, and $2.8 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
August 1 - August 31, 2012	—	$—	—	$90,003,827
September 1 - September 30, 2012	—	—	—	90,003,827
October 1 - October 31, 2012	—	—	—	90,003,827
Total	—	$—	—

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

Dated: December 4, 2012	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer