Form 10-K
period 2013-01-31
MENTOR GRAPHICS CORP
filed 2013-03-15
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 31, 2013
COMMISSION FILE NUMBER 1 – 34795
_________________________________________
MENTOR GRAPHICS CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________

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
None
_________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,684,791,793 on July 31, 2012 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 13, 2013, there were 112,770,129 shares of the Registrant’s Common Stock outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2013 Proxy Statement	Part III

Part I

Item 1.    Business
This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Part I, Item 1A. “Risk Factors.”
GENERAL
Mentor Graphics Corporation is a technology leader in electronic design automation (EDA). We provide software and hardware design solutions that enable our customers to develop better electronic products faster and more cost effectively. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries.
The electronic components and systems that our customers create with our products include integrated circuits (ICs), printed circuit boards (PCBs), field programmable gate arrays (FPGAs), embedded software solutions, wire harness systems, and computers. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, computers and workstations, digital cameras, cellular telephones, medical devices, smart phones, industrial electronics, and manufacturing systems. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These devices are called a system-on-chip (SoC). This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.
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

•
The system then goes to production. During the manufacturing process, engineers work to identify defective parts and improve yields. “Yields” refers to the percentage of working ICs on a silicon wafer or working PCBs compared to the total of those manufactured.

We segregate revenues into five categories of similar products and services. These categories include Scalable Verification, IC Design to Silicon, Integrated System Design, New and Emerging Products, and Services and Other. Each category includes both product and support revenues. Additional information is provided in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Scalable Verification
The Mentor Graphics® Scalable Verification™ tools allow engineers to verify that their complex IC designs function as intended. Functional errors are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability.

The Questa® scalable verification platform includes support for hardware description languages, including System Verilog, simulation, and new verification methodologies including assertions and formal methods. The Questa platform is used for verification of systems and ICs including application-specific integrated circuits, SoCs, and FPGAs.
Along with digital simulation products, we offer analog/mixed-signal simulators. Complex electronic designs often require different types of circuits, such as analog and digital, to work together. An example is a CD or DVD player which uses a digital input and produces an analog output of sounds or images. Our analog/mixed signal simulation products include the Eldo®, ADVance MS™, and ADiT™ tools.
We provide hardware emulation systems, such as our Veloce® product family, which allow users to create functional and logical equivalent models of actual electronic circuits to verify the function and timing of those circuits. Hardware emulation systems typically allow faster verification of complex electronic circuits when compared to software simulation tools. Emulation is also used when software operating systems are embedded within circuits and there is a need for software implementation and debugging. Our Veloce product allows customers to verify complex designs containing up to one billion logic gates.
IC Design to Silicon
Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. Today’s most advanced ICs are being produced in a 22 nanometer (nm) process with early test tape-outs occurring for 14 nm ICs. Nanometer process geometries cause design challenges in the creation of ICs which are not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity and smaller size of designs have changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer or foundry. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is checked and modified so the design can be manufactured with cost-effective yields of ICs.
To address these challenges, we offer the Calibre® tool family, which is a standard for most of the world’s largest integrated device manufacturers and foundries:

•
The Calibre physical verification tool suite, Calibre DRC™ and Calibre LVS™, helps ensure that a particular IC layout accurately corresponds to the original schematic or circuit diagram of the design and conforms to stringent manufacturing rules at wafer fabricators where ICs are manufactured.

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

•
The Calibre PERC tool checks the electrical design of an IC. It is useful in verifying the completeness of electrostatic discharge protection circuitry which affects both manufacturing yield and long-term reliability of an IC.

We also offer the Olympus-SoC™ place and route product targeted at customers designing ICs using geometries of 65 nm and below. The Olympus-SoC product addresses IC design challenges such as manufacturing variability, design size and complexity, and low power requirements. The Olympus-SoC place and route solution addresses these issues with technology such as design rule checkers, DFM, power-aware routing, lithography-friendly layout, and multi-corner multi-mode timing analysis, which concurrently optimizes for timing, power, and signal integrity across multiple process corners and design modes. The Calibre InRoute™ design and verification platform enables designers to increase their productivity by invoking Calibre tools within the Olympus-SoC place and route tool.
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
Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, and provide digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation, and verification of the PCB design:

•	The Expedition Series® product line is our principal PCB design family of products used by larger enterprise customers.

•	We also offer the “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution.

•	Our I/O Designer™ product integrates FPGA input/output planning with our PCB design tools to help improve routing in large complex designs.

•	The XtremePCB™ tool offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each other’s edits in real-time.

•
Our XtremeAR product is a PCB routing product that improves the routing time of large designs. This product allows improved designs by running more simultaneous routing iterations during the design cycle.

Our AutoActive™ place and route technology is available on both UNIX and Windows platforms and is used to replace older generation routers in PCB design flows. The AutoActive technology, which is incorporated into the Expedition product line, is intended to help improve design quality, shorten design cycles, and increase manufacturability. Our Hyperlynx® high-speed design technology tools address signal integrity and timing challenges of complex, high-speed PCB designs.
Our Valor® Division offers a line of products for PCB, DFM, and manufacturing execution systems. Valor’s solutions target three key segments in the PCB manufacturing market: design of the physical layout of the PCB, fabrication of the bare PCB, and assembly of PCB components.
Our mechanical analysis products provide simulation of mechanical engineering design processes involving heat transfer and fluid flow which help reduce costs, eliminate design mistakes, and accelerate design cycle time. The FloEFD ™ product is embedded in a range of commercial mechanical computer aided design software products and enables design engineers to conduct computational fluid dynamics analysis throughout the product’s life cycle. The FloTHERM® 3D computational fluid dynamics software provides bottleneck and shortcut fields so engineers can identify where and why heat flow congestion occurs in an electronic design. This product line also includes one-dimensional computational fluid dynamics analysis.
New and Emerging Products
We provide specialized software for design, analysis, manufacture, and data management of complex wire harness systems used by automotive, aerospace, and other industries. We also offer a variety of software tools targeting the automotive market that focus on the functional design of the electronic components of cars.
We offer a suite of products for companies developing embedded software for products such as smart phones, automotive and aviation infotainment systems, and consumer electronics. Our offerings in this area are real-time operating systems, Linux and Android (Google ™) products and services, middleware, and associated development and debugging tools.
PLATFORMS
Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers.
MARKETING AND CUSTOMERS

Our sales and marketing emphasizes large corporate account penetration in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries. We license our products worldwide through our direct sales force, distributors, and sales representatives. During the year ended January 31, 2013, revenues outside of North America accounted for 56% of total revenues compared to 59% for fiscal 2012 and 56% for fiscal 2011. We enter into foreign currency exchange contracts in an effort to mitigate the impact of foreign currency fluctuations. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.
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
BACKLOG
Our backlog of firm orders was approximately $109 million as of January 31, 2013 compared to $218 million as of January 31, 2012. This backlog includes software products requested for delivery within six months and emulation hardware systems, professional services, and training requested for delivery within one year. We do not track backlog for support services. The January 31, 2013 backlog of orders is expected to ship before the end of our fiscal year ending January 31, 2014.
MANUFACTURING OPERATIONS
Our manufacturing operations primarily consist of reproduction of our software and documentation. Mentor Graphics (Ireland) Limited, our wholly owned subsidiary, manufactures, or contracts with third-parties to manufacture our products and distributes these products worldwide through our established sales channels. Our line of emulation products, which has a large hardware component, is manufactured principally in the United States (U.S.) on an outsourced basis. See the discussion in Note 19. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant, and equipment.
PRODUCT DEVELOPMENT
Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2013, we expensed $314 million related to product research and development compared to $311 million for fiscal 2012 and $297 million for fiscal 2011. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the year ended January 31, 2013, we amortized purchased technology of $8 million compared to $10 million for fiscal 2012 and $14 million for fiscal 2011. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.
CUSTOMER SUPPORT AND CONSULTING
We have a worldwide support organization to meet our customers’ needs for software support, hardware support, and customer training. Most of our customers enter into support contracts that deliver regular software updates with the latest improvements, technical assistance from experienced experts, access to a self-service support site, and participation in Mentor’s interactive communities. Hardware support is available for emulation products. Mentor Graphics Education Services offers a range of learning solutions developed specifically for electronics designers and engineers.
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
EMPLOYEES
We employed approximately 5,029 people full time as of January 31, 2013. Our future success will depend in part on our ability to attract and retain employees. None of our U.S. employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.
PATENTS AND LICENSES
We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold over 1,000 patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we have approximately 400 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended.
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

Item 1A.Risk Factors
The forward-looking statements contained under “Outlook for Fiscal 2014” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2014,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
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
Our revenues are also affected by the mix of transaction types entered into where we recognize software revenues in different ways as required by accounting rules: as payments become due and payable, on a cash basis, or ratably over the license term, or recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of software revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.
The gross profit percent on our software is greater than that for our emulation hardware systems, software support, and professional services. Therefore, our gross profit percent may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross profit percent and operating results could be materially adversely impacted.
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
The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate, including a separate determination for entities, if any, with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments, tax audit determinations, changes in our tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.
There are limitations on the effectiveness of controls.
We do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our control system will detect all errors and instances of fraud, if any. Failure of our control systems to prevent error and fraud could materially adversely impact us.
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
Patent holders are making increasing efforts to monetize their patent portfolios. Intellectual property (IP) infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. IP litigation could harm our business, either due to damage awards, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign out technology.
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
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the United States. In particular, our offices in Israel, Egypt, and Pakistan may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically.
Our business is subject to the risk of natural disasters.
We have sales and research and development offices around the world which may be adversely affected by weather, earthquakes, or other natural disasters. If a natural disaster occurs at or near any of our offices, our operations may be interrupted, which could adversely impact our business and results of operations. In addition, if a natural disaster impacts a significant number of our customers, our business and results of operations could be adversely impacted.
If our information technology security measures are breached, our information systems may be perceived as being insecure, which could harm our business and reputation.

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
As of January 31, 2013, we had $259 million of outstanding indebtedness, which includes $253 million of 4.00% Convertible Subordinated Debentures due 2031 and $6 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 1B.Unresolved Staff Comments
None.

Item 2.	Properties
We own six buildings on 43 acres of land in Wilsonville, Oregon, occupying approximately 379,000 square feet in those buildings as our corporate headquarters. We also own an additional 69 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site. We own three buildings totaling approximately 196,000 square feet in Fremont, California which house research and development, sales, and administrative staff. We own two buildings totaling approximately 48,000 square feet in Shannon, Ireland which house information technology and administrative staff.
We lease additional space in Longmont, Colorado; Redmond, Washington; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Egypt, France, Germany, Hungary, India, Israel, Pakistan, Poland, Russia, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2014.

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

Item 4.	Mine Safety Disclosures
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	66
Gregory K. Hinckley	President, Chief Financial Officer, and Director	66
L. Don Maulsby	Senior Vice President, World Trade	61
Brian Derrick	Vice President, Corporate Marketing	49
Richard P. Trebing	Corporate Controller and Chief Accounting Officer	57
Dean Freed	Vice President, General Counsel, and Secretary	54
Mike Vishny	Vice President, Chief Human Resources Officer	48

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
Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2013
High	$15.76	$15.75	$17.37	$17.50
Low	$13.70	$12.85	$14.84	$13.32
Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2012
High	$16.56	$15.41	$11.91	$14.17
Low	$12.66	$11.08	$8.50	$10.64
As of March 13, 2013, we had 484 stockholders of record.
No dividends were paid in fiscal 2013 or fiscal 2012. Our revolving credit facility limits the payment of dividends. For more information regarding our credit facility, see Note 7. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P Application Software Index, the NASDAQ Market Index and the Philadelphia Semiconductor Index. We are including the Philadelphia Semiconductor Index as it provides a reasonable comparison of our performance with that of the semiconductor industry.

Comparison of 5-YEAR Cumulative Total Return
Mentor Graphics Corporation
NASDAQ Market Index
S&P Application Software Index
Philadelphia Semiconductor Index
$250
$200
$150
$100
$50
$0
1/31/2008
1/31/2009
1/31/2010
1/31/2011
1/31/2012
1/31/2013
ASSUMES $100 INVESTED ON JAN. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JAN. 31, 2013

Note: The stock price shown on the above graph is not necessarily indicative of future performance.

	Period Ending
Company/Market/Peer Group	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013
Mentor Graphics Corporation	$100.00	$56.48	$97.21	$154.42	$168.12	$207.64
NASDAQ Market Index	$100.00	$62.36	$91.62	$116.42	$122.59	$139.04
S&P Application Software Index	$100.00	$62.18	$93.36	$139.93	$144.44	$162.75
Philadelphia Semiconductor Index	$100.00	$58.90	$90.92	$128.35	$120.71	$123.90
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
November 1 - November 30, 2012	—	$—	—	$90,003,827
December 1 - December 31, 2012	525,000	16.82	525,000	$81,172,289
January 1 - January 31, 2013	300,000	16.94	300,000	$76,090,299
Total	825,000	$16.86	825,000
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

Item 6.	Selected Consolidated Financial Data
In thousands, except percentages and per share data

Year ended January 31,	2013	2012	2011	2010	2009
Statement of Operations Data
Total revenues	$1,088,727	$1,014,638	$914,753	$802,727	$789,101
Operating income (loss)	$161,633	$112,192	$52,539	$(1,167)	$(65,558)
Net income (loss) attributable to Mentor Graphics shareholders	$138,736	$83,872	$28,584	$(21,889)	$(91,252)
Gross profit percent	83%	83%	83%	83%	84%
Operating income (loss) as a percent of revenues	15%	11%	6%	0%	(8)%
Per Share Data
Net income (loss) per share attributable to Mentor Graphics shareholders (1):
Basic	$1.20	$0.76	$0.27	$(0.23)	$(0.99)
Diluted	$1.17	$0.74	$0.26	$(0.23)	$(0.99)
Weighted average number of shares outstanding:
Basic	110,998	110,138	107,743	96,474	91,829
Diluted	114,017	112,915	109,861	96,474	91,829
As of January 31,	2013	2012	2011	2010	2009
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$223,783	$146,499	$133,113	$99,343	$95,639
Working capital	$293,127	$193,497	$173,417	$71,416	$101,680
Property, plant, and equipment, net	$162,402	$148,019	$139,340	$121,795	$100,991
Total assets	$1,745,284	$1,550,675	$1,427,978	$1,223,041	$1,186,070
Short-term borrowings and current portion of notes payable	$5,964	$15,966	$17,544	$70,146	$36,998
Long-term portion of notes payable, deferred revenue, long-term, and other noncurrent liabilities	$287,282	$301,397	$291,377	$223,827	$283,505
Noncontrolling interest with redemption feature	$12,698	$9,266	$—	$—	$—
Stockholders’ equity	$1,033,479	$866,074	$776,714	$640,017	$586,445

(1) We have reduced the numerator of our basic and diluted earnings per share calculation by $5,272 for the year ended January 31, 2013 for the accumulated adjustment of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2013, recorded directly to retained earnings.

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
The Company
We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.
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
Bad debt expense recorded for the year ended January 31, 2013 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.
Bookings during fiscal 2013 decreased by approximately 20% compared to fiscal 2012 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers for fiscal 2013 accounted for approximately 35% of total bookings compared to 45% for fiscal 2012. The number of new customers for fiscal 2013, excluding PADS (our ready to use printed circuit board design tools) decreased approximately 5% from the levels experienced during fiscal 2012.
Product Development
During the year ended January 31, 2013, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.
We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the year ended January 31, 2013, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.
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
We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, business combinations, goodwill, intangible assets, long-lived assets, special charges, stock-based compensation, and noncontrolling interest with redemption feature are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”
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

1.Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three to four years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term.
2.Perpetual licenses – We use this license type for software and emulation hardware system sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery assuming all other criteria for revenue recognition have been met.
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
We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:
1.Persuasive evidence of an arrangement exists – Generally, we use either a customer signed contract or qualified customer purchase order as evidence of an arrangement for both term and perpetual licenses. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
2.Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. With respect to emulation hardware systems, we transfer title to the customer upon shipment. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.
3.Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with installment terms without providing concessions on payments, products, or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.
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
4.Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review process. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement, or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.
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
Income Tax Reserves
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. While we believe the positions we have taken are appropriate, we have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. We follow the applicable Financial Accounting Standards Board guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.
Business Combinations
When we acquire businesses, we allocate the purchase price, including the fair value of contingent consideration, to acquired tangible assets and liabilities, including deferred revenue, and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair value of contingent consideration as well as acquired assets and assumed liabilities, especially with respect to intangible assets and goodwill. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an acquired business is expected to generate in the future, the cash flows that specific assets acquired with that business are expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made to the acquired assets and assumed liabilities. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.
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
Special Charges
We record restructuring charges within special charges in the consolidated statements of income in connection with our plans to better align our cost structure with projected operations in the future. We have recorded restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, an addition to special charges will be recognized. If the actual cost is less than the estimated cost, a benefit to special charges will be recognized.
We have also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained. Additionally, we also write-off leasehold improvements on abandoned office space. We work with external real estate experts in each of the markets where properties are located to develop assumptions used to determine a reasonable estimate of the net loss. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate market. If the real estate market weakens and we are not able to sublease the properties as expected, an addition to special charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit to special charges will be recognized.
Special charges may also include expenses incurred related to acquisitions.
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
The greatest weighting is provided to the historic volatility of our common stock based on the amount of consistent historic information available. A lesser weighting is applied to the implied volatility of our traded options due to a low volume of trades and shorter terms. We also include the historic and implied volatility of comparable companies in our industry in an effort to capture a broader view of the marketplace.
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
The input factors used in Black-Scholes option-pricing model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made. In addition, if we were to modify any awards, additional charges would be taken.
Noncontrolling Interest with Redemption Feature
Our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which provides us a call option to acquire the noncontrolling interests and the noncontrolling interest holders a put option to sell their interests to us, at a future date for prices based on formulas defined in the agreement. The noncontrolling interest adjusted for this redemption feature based on the put option price formula is presented on the consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.
Increases (or decreases to the extent they offset previous increases) in the calculated redemption feature put value are recorded directly to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption feature put value, to the extent they are significant, also result in an adjustment to net income attributable to shareholders in the calculation of basic and diluted net income per share.

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
Acquisitions during the year ended January 31, 2013

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Total Acquisitions	$12.1	$0.4	$3.4	$8.3
Acquisitions for the year ended January 31, 2013 consisted of one privately-held company, certain assets of another privately-held company, and a business unit of a public company, all of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.
The identified intangible assets acquired for all fiscal 2013 acquisitions consisted of purchased technology of $2.0 and other intangibles of $1.4. We are amortizing purchased technology to cost of revenues over three to four years and other intangibles to operating expense over one to five years. A portion of the goodwill created by these transactions is deductible for tax purposes. Key factors that make up the goodwill created by the transactions include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce.

RESULTS OF OPERATIONS
Revenues and Gross Profit

Year ended January 31,	2013	Change	2012	Change	2011
System and software revenues	$681.9	8%	$631.5	12%	$562.4
System and software gross profit	$609.8	8%	$566.8	12%	$505.7
Gross profit percent	89%		90%		90%
Service and support revenues	$406.8	6%	$383.1	9%	$352.4
Service and support gross profit	$289.2	5%	$274.4	9%	$252.8
Gross profit percent	71%		72%		72%
Total revenues	$1,088.7	7%	$1,014.6	11%	$914.8
Total gross profit	$899.0	7%	$841.2	11%	$758.5
Gross profit percent	83%		83%		83%
System and Software

Year ended January 31,	2013	Change	2012	Change	2011
Upfront license revenues	$584.3	8%	$541.7	14%	$473.9
Ratable license revenues	97.6	9%	89.8	1%	88.5
Total system and software revenues	$681.9	8%	$631.5	12%	$562.4
We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of a license term. We identify licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily consist of short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fees from the accretion of the discount on long-term installment receivables.
Ten customers accounted for approximately 40% of system and software revenues for fiscal 2013 compared to approximately 45% for fiscal 2012 and approximately 35% for fiscal 2011.
System and software revenues increased for fiscal 2013 compared to fiscal 2012 primarily due to an increase in sales of scalable verification products. The effect of acquisitions completed in fiscal 2013 and fiscal 2012 on system and software revenues was $13.6. System and software revenues increased for fiscal 2012 compared to fiscal 2011 as a result of an increase in term license revenues of $57.0 driven by both large contract renewals and an increase in what we refer to as base business (contracts less than $1.0).
For fiscal years 2013, 2012, and 2011, no single customer accounted for 10% or more of total revenues.
Service and Support
We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure.
The increase in service and support revenues for fiscal 2013 compared to fiscal 2012 was driven by increased support revenues of $18.7 resulting from an increase in our installed base including the effect of acquisitions completed in fiscal 2013 and fiscal 2012 of $9.6. The increase in service and support revenues for fiscal 2012 compared to fiscal 2011 was driven by increased support revenues of $18.3 due to an increase in installed base including the effect of acquisitions completed in fiscal 2012 and in fiscal 2011 of $3.5.
Geographic Revenues Information
Revenue by Geography

Year ended January 31,	2013	Change	2012	Change	2011
North America	$481.1	16%	$416.1	4%	$401.1
Europe	261.4	6%	247.1	11%	223.2
Japan	127.8	10%	116.5	(6%)	124.3
Pacific Rim	218.4	(7%)	234.9	41%	166.2
Total revenue	$1,088.7	7%	$1,014.6	11%	$914.8
The changes in revenues in North America and Japan for fiscal 2013 compared to fiscal 2012 were the result of the timing and geographic location of contract renewals. The changes in revenues in the Pacific Rim and Europe for fiscal 2012 compared to fiscal 2011 were the result of timing and geographic location of contract renewals.
For fiscal year 2013, approximately one-fourth of European and three-fourths of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal years 2012 and 2011, approximately one-third of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.
Foreign currency had an unfavorable impact of $5.4 for fiscal 2013 compared to fiscal 2012 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen and euro. Foreign currency had a favorable impact of $12.1 for fiscal 2012 compared to fiscal 2011 primarily as a result of the weakening of the U.S. dollar against the Japanese yen.
For additional description of how changes in foreign exchange rates affect our consolidated financial statements, see discussion in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk.”
Revenue by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

Year ended January 31,	2013	2012	2011
Revenues:
IC Design to Silicon	35%	40%	35%
Scalable Verification	25%	25%	25%
Integrated System Design	25%	25%	30%
New and Emerging Products	10%	5%	5%
Services and Other	5%	5%	5%
Total revenues	100%	100%	100%
Operating Expenses

Year ended January 31,	2013	Change	2012	Change	2011
Research and development	$314.0	1%	$310.8	5%	$296.7
Marketing and selling	338.7	4%	326.6	4%	312.8
General and administration	74.3	(1%)	74.8	(8%)	81.0
Equity in earnings of Frontline	(1.8)	(22%)	(2.3)	10%	(2.1)
Amortization of intangible assets	5.9	—%	5.9	(19%)	7.3
Special charges	6.3	(52%)	13.2	28%	10.3
Total operating expenses	$737.4	1%	$729.0	3%	$706.0
Selected Operating expenses as a percentage of Total Revenues

Year ended January 31,	2013	2012	2011
Research and development	29%	31%	32%
Marketing and selling	31%	32%	34%
General and administration	7%	7%	9%
Total selected operating expenses	67%	70%	75%
Research and Development
Research and development expenses increased by $3.2 for fiscal 2013 compared to fiscal 2012 and increased by $14.1 for fiscal 2012 compared to fiscal 2011. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2013 vs 2012	2012 vs 2011
Salaries, variable compensation, and benefits expenses	$(9.9)	$9.1
Expenses associated with acquired businesses	7.3	6.4
Other expenses	5.8	(1.4)
Total change in research and development expenses	$3.2	$14.1
Marketing and Selling
Marketing and selling expenses increased by $12.1 for fiscal 2013 compared to fiscal 2012 and increased by $13.8 for fiscal 2012 compared to fiscal 2011. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2013 vs 2012	2012 vs 2011
Salaries, variable compensation, and benefits expenses	$8.0	$7.3
Expenses associated with acquired businesses	5.9	3.6
Other expenses	(1.8)	2.9
Total change in marketing and selling expenses	$12.1	$13.8
General and Administration
General and administration expenses decreased by $0.5 for fiscal 2013 compared to fiscal 2012 and decreased by $6.2 for fiscal 2012 compared to fiscal 2011. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2013 vs 2012	2012 vs 2011
Salaries, variable compensation, and benefits expenses	$(2.8)	$(1.4)
Expenses associated with acquired businesses	1.8	0.3
Other expenses	0.5	(5.1)
Total change in general and administration expenses	$(0.5)	$(6.2)
We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal 2013 compared to fiscal 2012, we experienced favorable currency movements of $13.2 in total operating expenses. For fiscal 2012 compared to fiscal 2011, we experienced unfavorable currency movements of $11.0 in total operating expenses. The impact of these currency effects is reflected in the movements in operating expenses detailed above.
Equity in Earnings of Frontline
In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Mentor and Orbotech, Ltd., an Israeli company.
Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of Mentor's 50% interest in Frontline for the twelve months ended December 31, 2012 and 2011, and the period from March 18, 2010 through December 31, 2010:

	For the period January 1, 2012 through December 31, 2012	For the period January 1, 2011 through December 31, 2011	For the period from March 18, 2010 through December 31, 2010
Net income-as reported	$6.8	$7.3	$6.4
Amortization of purchased technology and other identified intangible assets	(5.0)	(5.0)	(4.3)
Equity in earnings of Frontline	$1.8	$2.3	$2.1
Special Charges

Year ended January 31,	2013	Change	2012	Change	2011
Employee severance and related costs	$4.0	(52%)	$8.4	38%	$6.1
Other costs	2.3	(52%)	4.8	14%	4.2
Total special charges	$6.3	(52%)	$13.2	28%	$10.3
Special charges primarily consist of costs incurred for employee terminations, due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.
Other special charges for fiscal 2012 primarily consisted of costs of $4.1 for advisory fees associated with our proxy contest.
Other special charges for fiscal 2011 consisted primarily of advisory fees of $2.1 and leased facility restoration costs of $1.4.
Interest Expense

Year ended January 31,	2013	Change	2012	Change	2011
Interest Expense	$18.9	(40)%	$31.4	71%	$18.4
The decrease in interest expense for fiscal 2013 compared to fiscal 2012 is primarily due to the higher expenses recorded in fiscal 2012 related to the early extinguishment of debt. The increase in interest expense for fiscal 2012 compared to fiscal 2011 was primarily due to the repayment of debt in April 2011 and the resulting losses of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures (6.25% Debentures), and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.
Provision for Income Taxes

Year ended January 31,	2013	Change	2012	Change	2011
Income tax expense (benefit)	$2.7	345%	$(1.1)	(132)%	$3.4

In fiscal 2013, our income before taxes of $141.3 consisted of $131.6 of pre-tax income in foreign jurisdictions and $9.7 of pre-tax income in the U.S., reflecting substantial earnings by certain foreign operations, including our Irish subsidiaries, and a higher proportion of our operating expenses and financing costs occurring in the U.S.
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income taxes, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets.
Our effective tax rate was 2% for fiscal 2013. Our tax expense differs from tax computed at the U.S. federal statutory rate primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Utilization of net operating loss carryforwards for which no benefit was previously recognized;

•	Reduction in reserves for uncertain tax positions; and

•	The application of tax incentives for research and development.
These differences are partially offset by:

•	Inclusion of foreign subsidiary earnings in the U.S. offset by U.S. tax credits for which no tax benefit has been recognized;

•	Non-deductible employee stock purchase plan compensation expense; and

•	Withholding taxes in certain foreign jurisdictions.
We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside of the U.S. As of January 31, 2013, the cumulative amount of earnings upon which income taxes have not been provided for is approximately $431.2.
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

As of January 31, 2013, for U.S. federal income tax purposes, we had net operating loss carryforwards of approximately $206.4, foreign tax credits of $12.8, research and experimentation credit carryforwards of $60.8, alternative minimum tax credits of $2.7, and childcare credits of $1.5. For state income tax purposes, we had net operating loss carryforwards, after apportionment, totaling $186.1 from multiple jurisdictions, and research and experimentation and other miscellaneous state credits of $14.8. Portions of our loss carryforwards, inherited through various acquisitions, are subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code. If we do not use the carryforwards to reduce U.S. taxable income in future periods, portions of the net operating loss carryforwards will expire in fiscal years ending 2019 through 2032. The foreign tax credits will expire in fiscal years ending 2015 through 2023, research and experimentation credit carryforwards will expire between fiscal years ending 2019 through 2033, and childcare credits will expire between fiscal years ending 2023 and 2033. The alternative minimum tax credits do not expire. As of January 31, 2013, we have net operating losses in multiple foreign jurisdictions of $33.6. In general, we can carry forward the net operating losses for these foreign jurisdictions indefinitely.
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

From January 31, 2012 to January 31, 2013, net deferred tax assets increased from $12.4 to $14.0. Gross deferred tax assets decreased by $5.4 from January 31, 2012 to January 31, 2013 principally due to the utilization of net operating losses and tax credits in the U.S. and the timing of the deduction on accrued expenses. There was a $13.7 decrease in deferred tax liabilities from January 31, 2012 to January 31, 2013 principally related to a decrease in the amount, and tax thereon, of earnings treated as not permanently reinvested and basis differences in intangible assets acquired in a stock acquisitions. The valuation allowance increased by $6.7 from January 31, 2012 to January 31, 2013.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the tax years that remain open are fiscal 2010 and forward although net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which utilized. The statute of limitations remains open for years on or after fiscal 2008 in Japan and fiscal 2009 in Ireland.
We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. Many of these events cannot be predicted, such as clarifications of tax law by administrative or judicial means, and it is often difficult to predict the final outcome or timing for resolution of any particular tax matter. We expect to record additional reserves in future periods with respect to our tax filing positions. It is reasonably possible that unrecognized tax positions may decrease from $0.0 to $11.0 due to settlements or expirations of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of reserves, which could settle or expire within the next twelve months, may result in the booking of deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $0.3 for the year ended January 31, 2013 a benefit of $0.7 for the year ended January 31, 2012, an expense of $0.2 for the year ended January 31, 2011.

The liability for income taxes associated with uncertain tax positions was $28.2 as of January 31, 2013 and $34.3 as of January 31, 2012. As of January 31, 2013 within the liability, $5.5 was classified as a short-term liability in income tax payable in our consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $22.7 of income tax associated with uncertain tax positions was classified as a long-term income tax liability. Tax benefits that could offset this liability were $0.5 as of January 31, 2013 and $0.4 as of January 31, 2012. Such offsetting tax benefits consider the correlative effects of deductible interest and state income taxes. We expect uncertain tax positions of $25.5, if recognized, would favorably affect our effective tax rate.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions subject to a master netting arrangement. ASU 2011-11 is intended to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 31, 2013 and interim periods within those annual periods. Other than additional disclosures, we do not anticipate a material impact on our financial statements upon adoption.
LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.
We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of January 31, 2013, we have cash totaling $130.6 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S. and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
Cash Flow Information

Year ended January 31,	2013	2012
Cash provided by operating activities	$139.3	$103.9
Cash used in investing activities	$(60.8)	$(60.8)
Cash (used in) provided by financing activities	$1.9	$(29.8)
Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash items and changes in operating assets and liabilities. Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of negative economic conditions or otherwise could have a material adverse effect on our financial condition. We monitor our accounts receivable portfolio for customers with low or declining credit ratings and increase our collection efforts when necessary.
Trade Accounts and Term Receivables

As of January 31,	2013	2012
Trade accounts receivable, net	$412.2	$354.9
Term receivables, long-term	$250.5	$220.4
Average days sales outstanding in trade accounts receivable, net	112	100
Average days sales outstanding in trade accounts receivable, net, excluding the current portion of term receivables	48	38
The increase in the average days sales outstanding in short-term receivables as of January 31, 2013 was due to an increase in accounts receivable as January 31, 2013 compared to January 31, 2012 offset in part by an increase in revenue in the fourth quarter of fiscal 2013 compared to fiscal 2012.
The current portion of term receivables is $233.9 as of January 31, 2013 compared to $221.4 as of January 31, 2012. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $484.4 as of January 31, 2013 compared to $441.8 as of January 31, 2012. The increase in term receivables as of January 31, 2013 compared to January 31, 2012 was due to an increase in revenue for fiscal 2013 compared to fiscal 2012.
We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $20.2 for fiscal 2013 compared to $29.1 for fiscal 2012. We continue to be able to secure factoring sources and to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for fiscal 2014.
Accrued Payroll and Related Liabilities

As of January 31,	2013	2012
Accrued payroll and related liabilities	$101.4	$112.3
The decrease in accrued payroll and related liabilities was primarily due to lower variable compensation for fiscal 2013 compared to fiscal 2012.
Deferred Revenue

As of January 31,	2013	2012
Deferred revenue	$251.5	$206.4
The increase in deferred revenue is primarily due to increased billings of support and other services revenue during the fourth quarter of fiscal 2013 to be recognized over the contract term.

Investing Activities
Cash used in investing activities for fiscal 2013 primarily consisted of cash paid for capital expenditures.
Expenditures for property, plant, and equipment increased to $45.1 for fiscal 2013 compared to $41.6 for fiscal 2012. The expenditures for property, plant, and equipment for fiscal 2013 were primarily a result of spending on information technology and infrastructure improvements within our facilities.
During fiscal 2013, we acquired one privately-held company, certain assets of another privately-held company, and a business unit of a public company for cash of $12.1, net of cash acquired. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.
Financing Activities
For fiscal 2013, cash provided by financing activities consisted primarily of proceeds from the issuance of common stock offset in part by repurchases of our common stock and repayments of short-term borrowings.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, the Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0. During fiscal 2013, we repurchased 2.2 shares of common stock for a cost of $33.9 under this program. As of January 31, 2013, $76.1 remained available for repurchases under this program.

On March 7, 2013, the Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. The first dividend of $0.045 per share of outstanding common stock will be paid to shareholders of record as of the close of business on March 22, 2013, with a payment date of April 10, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

Under the terms of our revolving credit facility, the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $106.9 is available for common stock repurchases or dividend payments under this limit as of January 31, 2013.
Other factors affecting liquidity and capital resources
4.00% Debentures due 2031
In April 2011, we issued $253.0 of the 4.00% Debentures. Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of January 31, 2013. Upon conversion of any 4.00% Debentures, a holder will receive:

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
We had no borrowings against the revolving credit facility during fiscal 2013. The base interest rate was 4.5% as of January 31, 2013.
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
CONTRACTUAL OBLIGATIONS
We are contractually obligated to make the following payments as of January 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$253.0	$—	$—	$—	$253.0
Interest on debt	183.8	10.1	20.2	20.2	133.3
Other liabilities (1)	27.6	10.8	5.6	3.6	7.6
Other borrowings	6.0	6.0	—	—	—
Operating leases	76.0	25.2	32.7	12.7	5.4
Total contractual obligations	$546.4	$52.1	$58.5	$36.5	$399.3

(1)
In addition, our balance sheet as of January 31, 2013 included additional long-term taxes payable of $26.5 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities and the total amount of taxes payable. The timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated. As a result, this amount is not included in the above table.

OUTLOOK FOR FISCAL 2014
We expect revenues for the first quarter of fiscal 2014 to be approximately $225.0, with earnings per share for the same period of approximately break-even. For the full year fiscal 2014, we expect revenues to be approximately $1.155 billion, with earnings per share of approximately $1.41. We are focused on continued expense control in the operation of our business.

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
The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of January 31, 2013. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$13.2	5.21%
We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of January 31, 2013 and January 31, 2012. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.
As of January 31, 2013, we had a syndicated, senior, unsecured, revolving credit facility, which expires on April 27, 2015. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. For further information on our revolving credit facility, including interest rate options, see Note 7. "Short-Term Borrowings" in Part II, Item 8. "Financial Statements and Supplementary Data."
As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including financial covenants requiring the maintenance of specified liquidity ratios, leverage ratios, and minimum tangible net worth as well as restrictions on the payment of dividends. As of January 31, 2013 and 2012, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.
We had other short-term borrowings of $1.1 outstanding as of January 31, 2013 and $5.2 as of January 31, 2012 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.
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

As of January 31,	2013		2012
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$40.6	90.11	$45.0	76.72
Euro	27.0	0.74	26.8	0.77
British pound	13.9	0.63	14.0	0.64
Swedish krona	13.1	6.52	11.7	6.85
Canadian dollar	9.5	0.99	8.0	1.01
Taiwan dollar	2.5	28.92	8.3	29.86
Other (1)	26.2	—	28.2	—
Total forward contracts	$132.8		$142.0

(1)
Other includes currencies which are the Israeli shekel, Indian rupee, Danish kroner, Chinese yuan, Russian rubles, Polish zloty, Armenian dram, Norwegian kroner, Korean won, Swiss franc and Hungarian forints.

Item 8.	Financial Statements and Supplementary Data
Mentor Graphics Corporation
Consolidated Statements of Income

Year ended January 31,	2013	2012	2011
In thousands, except per share data
Revenues:
System and software	$681,881	$631,549	$562,355
Service and support	406,846	383,089	352,398
Total revenues	1,088,727	1,014,638	914,753
Cost of revenues:
System and software	64,280	54,972	42,865
Service and support	117,609	108,690	99,612
Amortization of purchased technology	7,801	9,796	13,771
Total cost of revenues	189,690	173,458	156,248
Gross profit	899,037	841,180	758,505
Operating expenses:
Research and development	313,962	310,758	296,631
Marketing and selling	338,653	326,608	312,834
General and administration	74,324	74,811	80,948
Equity in earnings of Frontline	(1,764)	(2,268)	(2,051)
Amortization of intangible assets	5,915	5,905	7,347
Special charges	6,314	13,174	10,257
Total operating expenses	737,404	728,988	705,966
Operating income	161,633	112,192	52,539
Other (expense) income, net	(1,432)	1,576	(2,116)
Interest expense	(18,866)	(31,444)	(18,411)
Income before income tax	141,335	82,324	32,012
Income tax expense (benefit)	2,701	(1,063)	3,428
Net income	$138,634	$83,387	$28,584
Less: Loss attributable to noncontrolling interest	(102)	(485)	—
Net income attributable to Mentor Graphics shareholders	$138,736	$83,872	$28,584
Net income per share:
Basic	$1.20	$0.76	$0.27
Diluted	$1.17	$0.74	$0.26
Weighted average number of shares outstanding:
Basic	110,998	110,138	107,743
Diluted	114,017	112,915	109,861
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Comprehensive Income

Year ended January 31,	2013	2012	2011
In thousands
Net income	$138,634	$83,387	$28,584
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivative instruments	193	(203)	1,585
Change in accumulated translation adjustment	(3,110)	(3,149)	1,595
Change in pension liability	(420)	212	2,349
Comprehensive income	135,297	80,247	34,113
Less amounts attributable to the noncontrolling interest:
Net loss	(102)	(485)	—
Change in accumulated translation adjustment	(56)	(127)	—
Comprehensive loss attributable to the noncontrolling interest	(158)	(612)	—
Comprehensive income attributable to Mentor Graphics shareholders	$135,455	$80,859	$34,113

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets

As of January 31,	2013	2012
In thousands
Assets
Current assets:
Cash and cash equivalents	$223,783	$146,499
Restricted cash	—	4,237
Trade accounts receivable, net of allowance for doubtful accounts of $5,331 as of January 31, 2013 and $4,432 as of January 31, 2012	412,245	354,924
Other receivables	10,974	11,085
Inventory	18,036	8,136
Prepaid expenses and other	24,941	24,751
Deferred income taxes	14,973	17,803
Total current assets	704,952	567,435
Property, plant, and equipment, net	162,402	148,019
Term receivables	250,497	220,355
Goodwill	535,932	527,102
Intangible assets, net	21,838	28,569
Other assets	69,663	59,195
Total assets	$1,745,284	$1,550,675
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,964	$14,617
Current portion of notes payable	—	1,349
Accounts payable	20,906	17,261
Income taxes payable	9,180	2,538
Accrued payroll and related liabilities	101,354	112,349
Accrued and other liabilities	40,662	34,284
Deferred revenue	233,759	191,540
Total current liabilities	411,825	373,938
Notes payable	218,546	213,224
Deferred revenue	17,755	14,883
Income tax liability	22,663	34,257
Other long-term liabilities	28,318	39,033
Total liabilities	699,107	675,335
Commitments and contingencies (Note 10)
Noncontrolling interest with redemption feature	12,698	9,266
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of January 31, 2013 and January 31, 2012; 112,902 shares issued and outstanding as of January 31, 2013 and 109,346 shares issued and outstanding as of January 31, 2012	810,902	775,362
Retained earnings	197,178	62,032
Accumulated other comprehensive income	25,399	28,680
Total stockholders’ equity	1,033,479	866,074
Total liabilities and stockholders’ equity	$1,745,284	$1,550,675
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows

Year ended January 31,	2013	2012	2011
In thousands
Operating Cash Flows:
Net income	$138,634	$83,387	$28,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	33,305	31,948	30,814
Amortization of intangible assets and debt costs	20,246	22,239	26,129
Loss on debt extinguishment	—	3,518	—
Write-off of debt discount and debt issuance costs	—	8,010	132
Stock-based compensation	23,697	21,658	20,511
Deferred income taxes	(1,634)	2,754	(3,541)
Changes in other long-term liabilities	(6,143)	2,889	(7,054)
Gain on conversion of equity method investment to controlling interest	—	(1,519)	—
In-process research and development	—	—	120
Dividends received from unconsolidated entities, net of equity in income	4,358	4,874	3,587
Loss (gain) on disposal of property, plant, and equipment, net	74	(7)	(30)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(58,389)	(8,915)	(44,735)
Prepaid expenses and other	(21,861)	(16,295)	(3,013)
Term receivables, long-term	(30,980)	(54,637)	(4,409)
Accounts payable and accrued liabilities	(2,720)	(3,122)	20,951
Income taxes payable	(5,084)	(11,725)	(1,424)
Deferred revenue	45,784	18,881	15,586
Net cash provided by operating activities	139,287	103,938	82,208
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	—	—	3
Increase in restricted cash	—	(3,977)	—
Purchases of property, plant, and equipment	(45,130)	(41,555)	(47,175)
Acquisitions of businesses and equity interests and other intangible assets, net of cash acquired	(15,652)	(15,260)	(25,578)
Net cash used in investing activities	(60,782)	(60,792)	(72,750)
Financing Cash Flows:
Proceeds from issuance of common stock	46,756	37,460	27,530
Repurchase of common stock	(33,914)	(89,996)	—
Tax benefit from share options exercised	266	—	—
Net decrease in short term borrowing	(8,149)	(1,284)	(2,162)
Debt and equity issuance costs	—	(9,020)	(1,220)
Proceeds from notes payable and revolving credit facility	—	253,000	100,225
Repayments of notes payable and revolving credit facility	(3,016)	(219,919)	(102,263)
Net cash provided by (used in) financing activities	1,943	(29,759)	22,110
Effect of exchange rate changes on cash and cash equivalents	(3,164)	(1)	2,205
Net change in cash and cash equivalents	77,284	13,386	33,773
Cash and cash equivalents at the beginning of the period	146,499	133,113	99,340
Cash and cash equivalents at the end of the period	$223,783	$146,499	$133,113
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest with Redemption Feature
	Shares	Amount
In thousands
Balance as of January 31, 2010	100,478	$662,595	$(48,742)	$26,164	$640,017	$—
Net income			28,584		28,584
Other comprehensive income				5,529	5,529
Stock issued under stock options and stock purchase plans	5,150	27,530			27,530
Stock issued for acquisition	5,621	54,028			54,028
Stock compensation expense		21,026			21,026
Balance as of January 31, 2011	111,249	$765,179	$(20,158)	$31,693	$776,714	$—
Net income			83,872		83,872	(485)
Other comprehensive loss				(3,013)	(3,013)	(127)
Convertible debt feature		42,531			42,531
Acquisition of controlling interest		(815)			(815)	8,196
Adjustment of noncontrolling interest to redemption value			(1,682)		(1,682)	1,682
Stock issued under stock options and stock purchase plans	4,902	37,459			37,459
Stock repurchased	(6,805)	(89,995)			(89,995)
Stock compensation expense		21,003			21,003
Balance as of January 31, 2012	109,346	$775,362	$62,032	$28,680	$866,074	$9,266
Net income			138,736		138,736	(102)
Other comprehensive loss				(3,281)	(3,281)	(56)
Adjustment of noncontrolling interest to redemption value			(3,590)		(3,590)	3,590
Stock issued under stock options and stock purchase plans	5,801	46,756			46,756
Stock repurchased	(2,245)	(33,914)			(33,914)
Stock compensation expense		22,432			22,432
Tax benefit associated with the exercise of stock options		266			266
Balance as of January 31, 2013	112,902	$810,902	$197,178	$25,399	$1,033,479	$12,698
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Notes to Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share data.
1. Nature of Operations
We are a supplier of electronic design automation systems — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. We were incorporated in Oregon in 1981 and our common stock is traded on The NASDAQ Global Select Market under the symbol “MENT.” In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.
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
Foreign Currency Translation
Local currencies are the functional currencies for our foreign subsidiaries except for certain subsidiaries in Ireland, Singapore, Egypt, the Netherlands Antilles, and Israel where the United States (U.S.) dollar is used as the functional currency. We translate assets and liabilities of foreign operations, excluding certain subsidiaries in Ireland, Singapore, Egypt, the Netherlands Antilles, and Israel, to U.S. dollars at current rates of exchange and revenues and expenses are translated using weighted average rates. We include foreign currency translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income. We maintain the accounting records for certain subsidiaries in Ireland, Singapore, Egypt, the Netherlands Antilles, and Israel in the U.S. dollar and accordingly no translation is necessary. We include foreign currency transaction gains and losses as a component of other income (expense), net.
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
Cash and Cash Equivalents
Cash equivalents totaled $13,224 as of January 31, 2013 and $39,769 as of January 31, 2012 and included certificates of deposit and other highly liquid investments with original maturities of ninety days or less. Restricted cash totaling $4,237 as of January 31, 2012 represented funds held in escrow for the purchase of land.
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
Investment in Frontline
In connection with our acquisition of Valor Computerized Systems, Ltd. (Valor) on March 18, 2010, we acquired Valor’s 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline), a provider of engineering software solutions for the printed circuit board industry. We use the equity method of accounting for Frontline, which results in reporting our investment as one line within other assets in the consolidated balance sheet and our share of earnings on one line in the consolidated statement of income. Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one month lag.
Although we do not exert control, we actively participate in regular and periodic activities with respect to Frontline such as budgeting, business planning, marketing, and direction of research and development projects. Accordingly, we have included our interest in the earnings of Frontline as a component of operating income.
Concentrations of Credit Risk
We place our cash, cash equivalents, and short-term investments with major banks and financial institutions. Our investment policy limits our credit exposure to any one financial institution. We do not believe we are exposed to significant credit or market risk on our financial instruments.
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
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and other intangible assets acquired in our business combinations. Intangible assets, net primarily includes purchased technology, in-process research and development, backlog, tradename, and customer relationships acquired in our business combinations. We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether the carrying values of the asset groups are greater than the forecasted undiscounted net cash flows of the related asset group. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. In the event we determine our long-lived assets have been impaired, we would make an adjustment that would result in a charge for the write-down in the period that the determination was made.
Goodwill is not amortized, but is tested for impairment at least annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We operate as a single reporting unit for purposes of goodwill evaluation. We completed our annual goodwill impairment test as of January 31, 2013, 2012, and 2011. For purposes of assessing the impairment of goodwill, we estimated the fair value of our reporting unit using its market capitalization as the best evidence of fair value and then compared the fair value to the carrying value of our reporting unit. Our reporting unit passed this step of the goodwill analysis. There were no indicators of impairment to goodwill during fiscal 2013, 2012, and 2011 and accordingly, no impairment charges were recognized during these fiscal periods.

We amortize purchased technology over three to five years to system and software cost of revenues and other intangible asset costs over one to five years to operating expenses. We amortize capitalized in-process research and development, upon completion of projects to cost of revenues over the estimated useful life of the technology. Alternatively, if we abandon a project, in-process research and development costs are expensed to operating expense when the determination is made.
Total purchased technology and other intangible asset amortization expenses were as follows:

Year ended January 31,	2013	2012	2011
Purchased technology and other intangible asset amortization expenses	$13,716	$15,701	$21,118
As of January 31, 2013, the carrying value of goodwill, intangible assets, and long-lived assets was as follows:

As of January 31,	2013	2012
Goodwill	$535,932	$527,102
Net purchased technology and in-process research and development(1)	$8,019	$14,023
Net other intangible assets(2)	$13,819	$14,546

(1)Includes accumulated amortization of $121,011 as of January 31, 2013 and $113,139 as of January 31, 2012.
(2)Includes accumulated amortization of $65,049 as of January 31, 2013 and $59,043 as of January 31, 2012.
The following table summarizes goodwill activity:

Balance as of January 31, 2011	$510,508
Acquisitions	16,107
Earnouts	642
Foreign exchange	(155)
Balance as of January 31, 2012	$527,102
Acquisitions	8,437
Earnouts	370
Foreign exchange	23
Balance as of January 31, 2013	$535,932
We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2014	$9,434
2015	7,233
2016	4,068
2017	859
2018	244
Thereafter	—
Aggregate amortization expense	$21,838
Noncontrolling Interest with Redemption Feature
As of January 31, 2013, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which provides us a call option to acquire the noncontrolling interest and the noncontrolling interest holders a put option to sell their interests to us, at a future date for prices based on formulas defined in the agreement. The noncontrolling interest adjusted for this redemption feature based on the put option price formula is presented on the consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.
The noncontrolling interest with redemption feature is recognized at the greater of:

i. The calculated redemption put value as of the balance sheet date, as if it were redeemable; or
ii. The initial noncontrolling interest value adjusted for the noncontrolling interest holders' share of:
a. cumulative impact of net income (loss); and
b. other changes in accumulated other comprehensive income.
Increases (or decreases to the extent they offset previous increases) in the calculated redemption feature put value are recorded directly to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption feature put value, to the extent they are significant, also result in an adjustment to net income attributable to shareholders in the calculation of basic and diluted net income per share.
The results of the majority-owned subsidiary are presented in our consolidated results with an adjustment reflected on the face of our statement of income and the face of our statement of comprehensive income for the noncontrolling investors' interest in the results of the subsidiary.
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
We use an income approach to determine the fair value of our foreign currency contracts and record them at fair value utilizing observable market inputs at the measurement date. We report the fair value of derivatives in other receivables, if the balance is an asset, or accrued liabilities, if the balance is a liability, in the consolidated balance sheet. The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships, if designated, are established pursuant to our risk management policy and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. We formally document all relationships between foreign currency exchange contracts and hedged items as well as our risk management objectives and strategies for undertaking various hedge transactions.
All hedges designated as cash flow hedges are linked to forecasted transactions and we assess, both at inception of the hedge and on an ongoing basis, the effectiveness of the foreign currency exchange contracts in offsetting changes in the cash flows of the hedged items. We report the effective portions of the net gains or losses on these foreign currency exchange contracts as a component of accumulated other comprehensive income in stockholders’ equity. Accumulated other comprehensive income associated with hedges of forecasted transactions is reclassified to the consolidated statement of income in the same period the forecasted transaction occurs or the hedge is no longer effective. We expect substantially all of the hedge balance in accumulated other comprehensive income to be reclassified to the consolidated statement of income within the next twelve months.
We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The change in fair value of these derivative instruments not designated as hedging instruments is reported each period in other income (expense), net, in our consolidated statement of income.

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
1.Term licenses – We use this license type primarily for software sales. This license type provides the customer with the right to use a fixed list of software products for a specified time period, typically three years, with payments spread over the license term, and does not provide the customer with the right to use the products after the end of the term. Term license arrangements may allow the customer to share products between multiple locations and remix product usage from the fixed list of products at regular intervals during the license term. We generally recognize product revenue from term license arrangements upon product delivery and start of the license term. In a term license agreement where we provide the customer with rights to unspecified or unreleased future products, we recognize revenue ratably over the license term.
2.Perpetual licenses – We use this license type for software and emulation hardware system sales. This license type provides the customer with the right to use the product in perpetuity and typically does not provide for extended payment terms. We generally recognize product revenue from perpetual license arrangements upon product delivery assuming all other criteria for revenue recognition have been met.
We include finance fee revenues from the accretion of the discount on long-term installment receivables in system and software revenues. Finance fee revenues were approximately 2.0% of total revenues for fiscal 2013, 2012, and 2011.
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
We determine whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

1.Persuasive evidence of an arrangement exists – Generally, we use either a customer signed contract or qualified customer purchase order as evidence of an arrangement for both term and perpetual licenses. For professional service engagements, we generally use a signed professional services agreement and a statement of work to evidence an arrangement. Sales through our distributors are evidenced by an agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
2.Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a compact disc. With respect to emulation hardware systems, we transfer title to the customer upon shipment. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.
3.Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under the original contract with installment terms without providing concessions on payments, products, or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.
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
4.Collectibility is probable – To recognize revenue, we must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review process. We typically sell to customers with whom there is a history of successful collection. We evaluate the financial position and a customer’s ability to pay whenever an existing customer purchases new products, renews an existing arrangement, or requests an increase in credit terms. For certain industries for which our products are not considered core to the industry or the industry is generally considered troubled, we impose higher credit standards. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue as payments are received.
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
Software Development Costs
We capitalize software development costs beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of our products has historically been of short duration. As a result, such capitalizable software development costs were insignificant and have been charged to research and development expense in all periods in the accompanying consolidated statements of income. Other than purchased technology acquired as part of acquisitions of businesses discussed in Note 4. “Business Combinations,” we did not capitalize any acquired technology costs during fiscal 2013, 2012, or 2011.
Advertising Costs
We expense all advertising costs as incurred. Advertising expense is included in marketing and selling expense in the accompanying consolidated statement of income and was as follows:

Year ended January 31,	2013	2012	2011
Advertising expense	$2,326	$3,015	$3,528
Special Charges
We record restructuring charges within special charges in the consolidated statement of income in connection with our plans to better align our cost structure with projected operations in the future. Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Special charges may also include expenses incurred related to acquisitions, excess facility costs, asset-related charges, post-acquisition rebalances, and restructuring costs, including severance and benefits.
Net Income Per Share
We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of restricted stock units, common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans, and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive. Net income used to compute basic and diluted net income per share has been reduced for the accumulated adjustment of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2013. See additional discussion in Note 13. “Net Income Per Share.”
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
Other Comprehensive Income

We record comprehensive income in accordance with the applicable Financial Accounting Standards Board (FASB) guidance, which defines comprehensive income as the change in equity during a period from transactions and other events and circumstances from nonowner sources, including net income as well as foreign currency translation adjustments, adjustments to the minimum pension liability, unrecognized actuarial losses not included in periodic benefit costs for a defined benefit plan in Japan, and unrealized gain (loss) on derivative contracts.
Transfer of Financial Assets
We finance certain software license agreements with customers through the sale, assignment, and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. We retain no interest in the transferred receivable. We record such transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables. The gain or loss on the sale of receivables is included in general and administration in operating expenses in our consolidated statement of income. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables, and the net proceeds received from the financing institution and (ii) the unaccreted interest on the receivables sold. We impute interest on the receivables based on prevailing market rates and record this as a discount against the receivable.
We sold the following receivables to financing institutions on a non-recourse basis and recognized the following gain on the sale of those receivables:

Year ended January 31,	2013	2012	2011
Trade receivables, short-term	$9,617	$13,645	$27,011
Term receivables, long-term	11,094	16,662	26,554
Total receivables sold	20,711	30,307	53,565
Net proceeds	20,198	29,146	51,601
Discount on sold receivables	(513)	(1,161)	(1,964)
Unaccreted interest on sold receivables	568	1,273	2,133
Gain on sale of receivables	$55	$112	$169

3. Fair Value Measurement
The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(6,016)	$—	$—	$(6,016)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(6,120)	$—	$—	$(6,120)

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
In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of January 31, 2013, of the total recorded balance, $1,197 was included in accrued and other liabilities and $4,819 was included in other long-term liabilities on our consolidated balance sheet. As of

January 31, 2012, of the total recorded balance, $510 was included in accrued and other liabilities and $5,610 was included in other long-term liabilities on our consolidated balance sheet.
We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of January 31, 2013 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$7,904
Discount rate	14%	-	16%
Timing of cash flows (in years)	0	-	5
Changes in the fair value of our contingent consideration are primarily driven by changes in the estimated amount and timing of payments, resulting from changes in the forecasted revenues of the acquired businesses. Significant changes in any of the inputs in isolation could result in a fluctuation in the fair value measurement of contingent consideration. Changes in fair value are recognized in special charges in our consolidated statement of income in the period in which the change is identified.
The following table summarizes contingent consideration activity:

Balance as of January 31, 2011	$5,342
New contingent consideration	1,090
Payments/adjustments	(540)
Interest accretion	228
Balance as of January 31, 2012	$6,120
New contingent consideration	1,208
Payments	(1,504)
Adjustments	(42)
Interest accretion	234
Balance as of January 31, 2013	$6,016
The following table summarizes the fair value and carrying value of notes payable:

As of January 31,	2013	2012
Fair value of notes payable	$293,867	$259,821
Carrying value of notes payable	$218,546	$214,573
We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities (Level 2). Of the total carrying value of notes payable, there was none classified as current on our consolidated balance sheet as of January 31, 2013 compared to $1,349 as of January 31, 2012.
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
Acquisitions during the year ended January 31, 2013

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Total Acquisitions	$12,108	$372	$3,420	$8,316
Acquisitions for the year ended January 31, 2013 consisted of one privately-held company, certain assets of another privately-held company, and a business unit of a public company, all of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.
The identified intangible assets acquired for all fiscal 2013 acquisitions consisted of purchased technology of $2,060 and other intangibles of $1,360. We are amortizing purchased technology to cost of revenues over three to four years and other intangibles to operating expense over one to five years. A portion of the goodwill created by these transactions is deductible for tax purposes. Key factors that make up the goodwill created by the transactions include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce.
Acquisitions during the year ended January 31, 2012

	Total Consideration	Net Liabilities Assumed	Identifiable Intangible Assets Acquired	Deferred Tax Liability	Goodwill
Total Acquisitions	$26,881	$(601)	$13,110	$(1,735)	$16,107

On August 30, 2011, we exchanged one of our product lines for a controlling interest in a privately-held company. The exchange was accounted for as a business combination. Prior to acquiring this controlling interest, we had a noncontrolling investment, which was accounted for under the equity method of accounting. We recorded $8,900 for the fair value of the net assets of the acquired business. See Note 2. "Summary of Significant Accounting Policies," for a description of our accounting for the noncontrolling interest.

Other acquisitions for the year ended January 31, 2012 consisted of one privately-held company and the assets of another privately-held company, all of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

The identified intangible assets acquired for all fiscal 2012 acquisitions consisted of purchased technology of $5,980 and other intangibles of $7,130. We are amortizing purchased technology to cost of revenues over three to four years and other intangibles to operating expense over three to five years. A portion of the goodwill created by the transactions is deductible for tax purposes. Key factors that make up the goodwill created by the transactions include expected synergies from the combination of operations and the knowledge and experience of the acquired workforce and infrastructure.
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
5. Property, Plant, and Equipment, Net
A summary of property, plant, and equipment, net follows:

As of January 31,	2013	2012
Computer equipment and furniture	$308,229	$284,191
Buildings and building equipment	97,989	85,704
Land and improvements	21,345	21,179
Leasehold improvements	35,753	36,998
Property, plant, and equipment, gross	463,316	428,072
Less: accumulated depreciation and amortization	(300,914)	(280,053)
Property, plant, and equipment, net	$162,402	$148,019
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
Term receivable and trade accounts receivable balances were as follows:

As of January 31,	2013	2012
Trade accounts receivable	$178,351	$133,494
Term receivables, short-term	$233,894	$221,430
Term receivables, long-term	$250,497	$220,355
Trade accounts receivable include billed amounts whereas term receivables, short-term is comprised of unbilled amounts. Term receivables, short term represent the portion of long-term installment agreements that are due within one year. Billings for term agreements typically occur thirty days prior to the contractual due date, in accordance with individual contract installment terms. Term receivables, long-term represent unbilled amounts which are scheduled to be collected beyond one year.
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

The credit risk assessment for our long-term receivables was as follows:

As of January 31,	2013	2012
S&P credit rating:
AAA+ through BBB-	$133,773	$130,545
BB+ and lower	45,298	15,161
	179,071	145,706
Internal credit assessment	71,426	74,649
Total long-term term receivables	$250,497	$220,355
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
The following shows the change in allowance for doubtful accounts for the years ended January 31, 2013, 2012, and 2011:

Allowance for doubtful accounts	Beginning balance	Charged to expense	Other changes(1)	Ending balance
Year ended January 31, 2013	$4,432	$1,147	$(248)	$5,331
Year ended January 31, 2012	$3,941	$688	$(197)	$4,432
Year ended January 31, 2011	$3,607	$369	$(35)	$3,941

(1)	Specific account write-offs and foreign exchange.

7. Short-Term Borrowings
Short-term borrowings consisted of the following:

As of January 31,	2013	2012
Collections of previously sold accounts receivable	$4,816	$9,373
Other borrowings	1,148	5,244
Short-term borrowings	$5,964	$14,617
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
We paid commitment fees as follows:

Year ended January 31,	2013	2012	2011
Commitment fees	$508	$384	$241
The revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

•	Our tangible net worth (stockholders’ equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

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
We were in compliance with all financial covenants as of January 31, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.
We had no borrowings against the revolving credit facility during fiscal 2013 or fiscal 2012.
Short-term borrowings include amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions. These amounts are remitted to the financial institutions in the following quarter.
We generally have other short-term borrowings, including capital leases and other borrowings. Interest rates are generally based on the applicable country’s prime lending rate, depending on the currency borrowed.
8. Notes Payable
Notes payable consisted of the following:

As of January 31,	2013	2012
4.00% Debentures due 2031	$218,546	$213,224
Other	—	1,349
Notes payable	$218,546	$214,573

We have no long-term obligations maturing within the next five years. Our 4.00% Convertible Subordinated Debentures (4.00% Debentures) are due in 2031.
4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Debentures in a private placement pursuant to the Securities and Exchange Commission Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.
The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of January 31, 2013. These circumstances include:

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
The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion. Therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	January 31, 2013	January 31, 2012
Principal amount	$253,000	$253,000
Unamortized debt discount	(34,454)	(39,776)
Net carrying amount of the liability component	$218,546	$213,224
Equity component	$43,930	$43,930
The unamortized debt discount is amortizing to interest expense using the effective interest method through March 2018.
We recognized the following amounts in interest expense in the consolidated statement of operations related to the 4.00% debentures:

	2013	2012	2011
Interest expense at the contractual interest rate	$10,120	$8,349	$—
Amortization of debt discount	$5,322	$4,154	$—
The effective interest rate on the 4.00% Debentures was 7.25% for fiscal 2013.
6.25% Debentures due 2026: During fiscal 2012, we redeemed the remaining $196,509 principal amount of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense on the consolidated statement of income. No balance remained outstanding following this redemption.
We recognized the following amounts in interest expense in the consolidated statements of operations related to the 6.25% Debentures, issued 2006:

Year ended January 31,	2013	2012	2011
Interest expense at the contractual interest rate	$—	$2,900	$10,322
Amortization of debt discount	$—	$793	$3,010
Term Loan due 2013: In April 2010, we entered into a three-year term loan (Term Loan) for $20,000 to repay borrowings on our revolving credit facility used to purchase office buildings in Fremont, California. During fiscal 2012, we repaid the remaining obligation of $18,500 under the Term Loan utilizing proceeds received from the issuance of the 4.00% Debentures. In connection with this repayment, we incurred a before tax net loss on early retirement of debt of $312, representing the write-off of the unamortized debt issuance costs. This loss is included in interest expense on the consolidated statement of operations. No balance remained outstanding following this repayment.
Other Notes Payable: In November 2009, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 3.875% and was paid in full along with all accrued interest in November 2012.
9. Income Taxes
Domestic and foreign pre-tax income (loss) was as follows:

Year ended January 31,	2013	2012	2011
Domestic	$9,670	$(62,943)	$(56,810)
Foreign	131,665	145,267	88,822
Total pre-tax income	$141,335	$82,324	$32,012
The provision (benefit) for income taxes was as follows:

Year ended January 31,	2013	2012	2011
Current:
Federal	$(210)	$475	$(826)
State	(65)	137	250
Foreign	4,964	(2,731)	9,028
Total current	4,689	(2,119)	8,452
Deferred:
Federal and state	350	695	468
Foreign	(2,338)	361	(5,492)
Total deferred	(1,988)	1,056	(5,024)
Total provision (benefit) for income taxes	$2,701	$(1,063)	$3,428

Year ended January 31,	2013	2012	2011
Federal tax, at statutory rate	$49,467	$28,813	$11,204
State tax, net of federal benefit	(65)	137	251
Impact of international operations including withholding taxes and other reserves	(50,275)	(53,499)	(30,308)
Repatriation of foreign subsidiary earnings	12,661	1,364	2,364
Foreign tax credits	(8,203)	(411)	(241)
Costs incurred for stock of acquired business	67	98	(3)
Tax credits (excluding foreign tax credits)	(11,782)	(9,677)	(9,697)
Amortization of deferred charge	—	323	657
Losses and tax credits for which no benefit has been realized	5,978	28,275	24,574
Stock based compensation expense	1,895	2,947	2,663
Non-deductible meals and entertainment	1,021	1,096	1,117
Other, net	1,937	(529)	847
Provision (benefit) for income taxes	$2,701	$(1,063)	$3,428
The significant components of the deferred income tax provision (benefit) were as follows:

Year ended January 31,	2013	2012	2011
Net changes in gross deferred tax assets and liabilities	$(8,331)	$(10,491)	$(20,381)
Deferred tax assets reducing/(increasing) goodwill	2	(1,747)	(5,618)
Deferred tax assets reducing/(increasing) equity	(283)	36	(1,178)
Deferred tax assets increasing deferred charge and other liabilities	(87)	(1,690)	(305)
Increase in beginning-of-year balance of the valuation allowance for deferred tax assets	6,711	14,948	22,458
Total deferred income tax provision (benefit)	$(1,988)	$1,056	$(5,024)
The tax effects of temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities, were as follows:

As of January 31,	2013	2012
Deferred tax assets:
Depreciation of property, plant, and equipment	$274	$232
Reserves and allowances	10,398	9,509
Accrued expenses not currently deductible	20,463	22,267
Stock-based compensation expense	12,394	14,902
Net operating loss carryforwards	55,612	68,746
Tax credit carryforwards	75,639	57,198
Purchased technology and other intangible assets	6,456	15,070
Deferred revenue	3,097	1,563
Other, net	7,853	8,086
Total gross deferred tax assets	192,186	197,573
Less valuation allowance	(154,695)	(147,984)
Deferred tax assets	37,491	49,589
Deferred tax liabilities:
Intangible assets	(9,948)	(21,578)
Convertible debt	(13,519)	(15,607)
Deferred tax liabilities	(23,467)	(37,185)
Net deferred tax assets	$14,024	$12,404

The above schedule includes short-term and long-term deferred tax assets and liabilities. Net long-term deferred tax liabilities are presented in our balance sheet in other long-term liabilities.
As of January 31, 2013, we had the following foreign and U.S. Federal and state carryforwards for income tax purposes:

Credit or carryforward	As of January 31, 2013	Expiration
Federal credits and carryforwards:
Research and experimentation credit carryforward	$60,769	Fiscal 2019 - 2033
Net operating loss carryforward	$206,368	Fiscal 2019 - 2032
Foreign tax credits	$12,801	Fiscal 2015 - 2023
Alternative minimum tax credits	$2,683	No expiration
Childcare credits	$1,513	Fiscal 2023 - 2033
State income tax credits and carryforwards:
Net operating loss carryforward	$186,129	Fiscal 2014 - 2032
Research and experimentation	$13,503	Fiscal 2014 - 2028
Miscellaneous	$1,293	Various
Foreign net operating loss carryforwards	$33,618	Generally indefinite
Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such net operating loss carryforwards are utilized, we will increase stockholders’ equity. For presentation purposes, we have elected to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Our deferred tax assets related to net operating losses and tax credit carryforwards created by excess tax benefits from stock options have been reduced by $32,794 as of January 31, 2013 and $28,210 as of January 31, 2012.
The increase in the valuation allowance largely resulted from an increase in tax credit carryforwards offset by the utilization of some net operating loss carryforwards in the U.S., the timing of the deduction on the accrued expenses, and the movement of the reserves in our tax position. We have determined the amount of the valuation allowance based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is not more-likely-than-not that our U.S. entities will generate sufficient taxable income and foreign source income to fully utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly, there is a valuation allowance on the state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions.
We have not provided for income tax on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside the U.S. As of January 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided for is approximately $431,201. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards or foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently re-invested earnings is not practicable. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have considered the impact in our tax provision.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. The tax years for U.S. federal income tax purposes, which remain open for examination are fiscal years 2010 and forward, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for three years following the year in which utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal 2008 in Japan and fiscal 2009 in Ireland.
We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. We expect to record additional reserves in future periods with respect to our tax filing positions. It is reasonably possible that existing unrecognized tax benefits may decrease from $0 to $11,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of reserves, which could settle or expire within the next twelve months, may result in recording deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $297 for the year ended January 31, 2013; a benefit of $677 for the year ended January 31, 2012 and an expense of $211 for the year ended January 31, 2011.
The below schedule shows the gross changes in unrecognized tax benefits associated with uncertain tax positions for the years ending January 31, 2013 and 2012:

Unrecognized tax benefits as of January 31, 2011	$50,696
Gross increases—tax positions in prior period	647
Gross decreases—tax positions in prior period	(189)
Gross increases—tax positions in current period	3,484
Lapse of statute of limitations	(12,084)
Cumulative translation adjustment	(649)
Unrecognized tax benefits as of January 31, 2012	$41,905
Gross increases—tax positions in prior period	457
Gross decreases—tax positions in prior period	(7)
Gross increases—tax positions in current period	4,316
Lapse of statute of limitations	(7,553)
Cumulative translation adjustment	(336)
Unrecognized tax benefits as of January 31, 2013	$38,782
The ending balances of unrecognized tax benefits represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained. The ending gross balances exclude accrued interest and penalties related to such positions of $9,538 as of January 31, 2013 and $9,916 as of January 31, 2012. We expect that $25,488 of our unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.
10. Commitments and Contingencies
Leases
We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development and marketing and selling activities.
Rent expense under operating leases was as follows:

Year ended January 31,	2013	2012	2011
Rent expense	$26,597	$27,535	$29,446
We entered into agreements to sublease portions of our facility sites. Rental income under these agreements was as follows:

Year ended January 31,	2013	2012	2011
Rental income	$313	$427	$1,691
Future minimum lease payments and sublease income under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,	Lease Payments	Sublease Income
2014	$25,230	$142
2015	18,215	—
2016	14,436	—
2017	8,604	—
2018	4,129	—
Thereafter	5,378	—
Total	$75,992	$142
Income Taxes
As of January 31, 2013, we had a liability of $28,198 for income taxes associated with uncertain income tax positions. Of this liability, $5,535 was classified as a short-term liability in income tax payable in our consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $22,663 of income tax associated with uncertain tax positions was classified as a long-term income tax liability. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.
Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer or a set cap. As of January 31, 2013, we were not aware of any material liabilities arising from these indemnifications.
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
11. Employee Stock and Savings Plans
Stock Options Plans and Stock Plans
The 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company.
Stock options and restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant.
As of January 31, 2013, a total of 5,392 shares of common stock were available for future grant under the Incentive Plan.

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
On December 14, 2009, our shareholders approved the exchange of certain options for restricted stock units. Eligible for the exchange were options held by non-executive employees with an exercise price equal to or greater than $11.00 which were granted prior to January 7, 2009 and expire after August 15, 2010. The offer expired February 5, 2010. Effective February 8, 2010 a total of 6,945 options were exchanged for 557 restricted stock units. Total incremental cost of $491 resulted from this exchange. The incremental cost was amortized over 2 years.
Stock options outstanding, the weighted average exercise price, and transactions involving the stock option plans are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2012	9,187	$10.00
Granted	539	16.97
Exercised	(2,835)	8.56
Forfeited	(34)	6.61
Expired	(140)	14.71
Balance as of January 31, 2013	6,717	11.08	5.24	$40,677
Options exercisable as of January 31, 2013	5,504	10.61	4.48	35,925
Options vested as of January 31, 2013 and options expected to vest after January 31, 2013	6,717	$11.08	5.24	$40,677
The total intrinsic value of options exercised and cash received from options exercised was as follows:

Year ended January 31,	2013	2012	2011
Intrinsic value	$21,647	$15,802	$7,812
Cash received	$24,262	$15,194	$8,639
The following table summarizes restricted stock activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2012	3,596	$10.71
Granted	1,681	16.74
Vested	(1,162)	10.13
Cancelled	(119)	11.76
Nonvested as of January 31, 2013	3,996	$13.39	1.67	$68,453

The following table summarizes the fair value of restricted stock vested:

Year ended January 31,	2013	2012	2011
Total fair value of restricted stock vested	$11,698	$5,446	$560
Employee Stock Purchase Plans
We have an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. As of January 31, 2013, 4,101 shares remain available for future purchase under the ESPPs.
The following table summarizes shares issued under the ESPPs:

Year ended January 31,	2013	2012	2011
Shares issued under the ESPPs	1,884	2,099	3,461
Cash received for the purchase of shares under the ESPPs	$22,645	$22,155	$19,019
Weighted average purchase price per share	$12.02	$10.55	$5.50
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
The greatest weighting is provided to the historic volatility of our common stock based on the amount of consistent historic information available. A lesser weighting is applied to the implied volatility of our traded options due to a low volume of trades and shorter terms. We also include the historic and implied volatility of comparable companies in our industry in an effort to capture a broader view of the marketplace.
The relative weighting percentages are periodically reviewed for reasonableness and are subject to change depending on market conditions and our particular facts and circumstances.
The expected volatility for purchase rights under our ESPPs is based on the historical volatility of our shares of common stock. The expected term for purchase rights under our ESPPs is the 6 month offering period.
We base the expected term of our stock options on historical experience.
The risk-free interest rate for periods within the contractual life of the stock options and purchase rights under our ESPPs is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of restricted stock units is the market value as of the grant date.
The weighted average grant date fair values are summarized as follows:

Year ended January 31,	2013	2012	2011
Options granted	$7.18	$5.43	$5.02
Restricted stock units granted	$16.74	$10.91	$9.61
ESPP purchase rights	$3.82	$3.19	$2.17

The fair value calculations used the following assumptions:

Year ended January 31,	2013	2012	2011
Stock Option Plans
Risk-free interest rate	0.9% - 1.3%	1.2%	1.4% - 2.6%
Dividend yield	0%	0%	0%
Expected life (in years)	5.8 - 6.3	6.3	5.5 - 6.5
Volatility (range)	43% - 53%	53%	50% - 55%
Volatility (weighted average)	43%	53%	51%

Year ended January 31,	2013	2012	2011
Employee Stock Purchase Plans
Risk-free interest rate	0.05% - 0.15%	0.05% - 0.18%	0.2%
Dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Volatility (range)	33% - 43%	32% - 38%	38% - 64%
Volatility (weighted average)	39%	35%	40%

Year ended January 31,	2013	2012	2011
Acquired Company Options Exchange
Risk-free interest rate	—	—	0.1% - 3.3%
Dividend yield	—	—	0%
Expected life (in years)	—	—	0.1 - 7.7
Volatility (range)	—	—	35% - 72%
Volatility (weighted average)	—	—	60%

Year ended January 31,	2013	2012	2011
Employee Options Exchange
Risk-free interest rate	—	—	0.2% - 2.7%
Dividend yield	—	—	0%
Expected life (in years)	—	—	0.5 - 5.9
Volatility (range)	—	—	43% - 77%
Volatility (weighted average)	—	—	43%
The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit associated with the exercise of stock options:

Year ended January 31,	2013	2012	2011
Cost of revenues:
Service and support	$1,529	$1,065	$888
Operating expense:
Research and development	9,206	8,203	7,785
Marketing and selling	6,654	5,874	6,112
General and administration	6,308	6,516	5,726
Equity plan-related compensation expense	$23,697	$21,658	$20,511
Tax effect of the exercise of stock options	$266	$—	$—

As of January 31, 2013, we had $6,061 in unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 1.4 years and $44,668 in unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted average period of 1.6 years.

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

Year ended January 31,	2013	2012	2011
Employer matching contribution	$7,181	$7,141	$6,413
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
13. Net Income Per Share
The following provides the computation of basic and diluted net income per share:

Year ended January 31,	2013	2012	2011
Net income attributable to Mentor Graphics shareholders	$138,736	$83,872	$28,584
Noncontrolling interest adjustment to redemption value	(5,272)	—	—
Adjusted net income attributable to Mentor Graphics shareholders	$133,464	$83,872	$28,584
Weighted average common shares used to calculate basic net income per share	110,998	110,138	107,743
Employee stock options, restricted stock units and employee stock purchase plan	3,019	2,777	2,118
Weighted average common and potential common shares used to calculate diluted net income per share	114,017	112,915	109,861
Net income per share attributable to Mentor Graphics shareholders:
Basic	$1.20	$0.76	$0.27
Diluted	$1.17	$0.74	$0.26

We excluded from the computation of diluted net income per share stock options and ESPP purchase rights to purchase 1,975 shares of common stock for the year ended January 31, 2013, 4,056 for fiscal 2012, and 6,921 for fiscal 2011. The stock options and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have reduced the numerator of our basic and diluted earnings per share calculation by $5,272 for the year ended January 31, 2013 for the accumulated adjustment of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2013, recorded directly to retained earnings. For the year ended January 31, 2012, we excluded a similar adjustment of $1,682 from the calculation of basic and diluted earnings per share, as the amount was not significant.

The effect of the conversion of the 4.00% Debentures and the 6.25% Debentures (retired during fiscal 2012) was anti-dilutive and therefore excluded from the computation of diluted net income per share. We assume that the 4.00% Debentures and the 6.25% Debentures will be settled in common stock for purposes of calculating the dilutive effect on net income per share. If the 4.00% Debentures and the 6.25% Debentures had been dilutive we would have included additional income and additional incremental common shares as shown in the following table:

Year ended January 31,	2013	2012	2011
4.00% Debentures
Additional income	$2,075	$2,075	$—
Additional incremental common shares (1)	—	—	—
Year ended January 31,	2013	2012	2011
6.25% Debentures
Additional income	$—	$—	$3,062
Additional incremental common shares (1)	—	—	—

(1)	Dilutive net income per share would have included no incremental shares for the years ended January 31, 2013, 2012, or 2011 as the stock price was below the conversion rate.
The conversion features of the 4.00% Debentures and the 6.25% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 8. “Notes Payable.”
14. Accumulated Other Comprehensive Income
The following tables summarize the components of accumulated other comprehensive income:

Year ended January 31, 2013	Beginning of Year Balance	Changes During Year	End of Year Balance
Foreign currency translation adjustment (Note 2)	$28,200	$(3,054)	$25,146
Unrealized loss on derivatives, after current year tax expense of $1	(205)	193	(12)
Pension liability, after current year tax benefit of $284	685	(420)	265
Total accumulated other comprehensive income	$28,680	$(3,281)	$25,399

Year ended January 31, 2012
Foreign currency translation adjustment (Note 2)	$31,222	$(3,022)	$28,200
Unrealized loss on derivatives, after current year tax benefit of $73	(2)	(203)	(205)
Pension liability, after current year tax expense of $110	473	212	685
Total accumulated other comprehensive income	$31,693	$(3,013)	$28,680

Year ended January 31, 2011
Foreign currency translation adjustment (Note 2)	$29,627	$1,595	$31,222
Unrealized gain on derivatives, after current year tax expense of $279	(1,587)	1,585	(2)
Pension liability, after current year tax expense of $1,667	(1,876)	2,349	473
Total accumulated other comprehensive income	$26,164	$5,529	$31,693

15. Special Charges
The following is a summary of the components of the special charges:

Year ended January 31,	2013	2012	2011
Employee severance and related costs	$4,016	$8,437	$6,114
Other	2,298	4,737	4,143
Total special charges	$6,314	$13,174	$10,257

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
Approximately 60% of the employee severance and related costs for fiscal 2013 were paid during fiscal 2013. We expect to pay the remainder during fiscal 2014. Approximately 61% of the employee severance and related costs for fiscal 2012 were paid during fiscal 2012. Costs remaining as of January 31, 2012 were paid in fiscal 2013. Approximately 66% of the employee severance and related costs for fiscal 2011 were paid during fiscal 2011. Costs remaining as of January 31, 2011 were paid in fiscal 2012. There have been no significant modifications to the amount of these charges.
Other special charges for fiscal 2012 primarily consisted of costs of $4,066 for advisory fees associated with our proxy contest. Other special charges for fiscal 2011 primarily consisted of costs of $2,083 related to advisory fees and leased facility restoration costs of $1,432.
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the consolidated balance sheets. The following table shows changes in accrued special charges during the year ended January 31, 2013:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2012	January 31, 2013	January 31, 2013	January 31, 2013	(1)
Employee severance and related costs	$3,668	$4,016	$(5,656)	$2,028
Other costs	2,811	2,298	(2,220)	2,889
Accrued special charges	$6,479	$6,314	$(7,876)	$4,917

(1)
Of the $4,917 total accrued special charges as of January 31, 2013, $2,213 represented the long-term portion, which primarily included accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $2,704 represented the short-term portion of accrued special charges.

The following table shows changes in accrued special charges during the year ended January 31, 2012:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2011	January 31, 2012	January 31, 2012	January 31, 2012	(1)
Employee severance and related costs	$2,664	$8,437	$(7,433)	$3,668
Other costs	4,266	4,737	(6,192)	2,811
Accrued special charges	$6,930	$13,174	$(13,625)	$6,479

(1)
Of the $6,479 total accrued special charges as of January 31, 2012, $2,173 represented the long-term portion, which primarily included accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $4,306 represented the short-term portion of accrued special charges.

The following table shows changes in accrued special charges during the year ended January 31, 2011:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2010	January 31, 2011	January 31, 2011	January 31, 2011	(1)
Employee severance and related costs	$2,616	$6,114	$(6,066)	$2,664
Other costs	6,408	4,143	(6,285)	4,266
Accrued special charges	$9,024	$10,257	$(12,351)	$6,930

(1)
Of the $6,930 total accrued special charges as of January 31, 2011, $1,201 represented the long-term portion, which primarily included accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $5,729 represented the short-term portion of accrued special charges.

16. Other Income (Expense), Net
Other income (expense), net was comprised of the following:

Year ended January 31,	2013	2012	2011
Interest income	$1,944	$2,195	$1,390
Foreign currency exchange loss	(2,394)	(718)	(1,148)
Gain on conversion of equity method investment to controlling interest	—	1,519	—
Other, net	(982)	(1,420)	(2,358)
Other income (expense), net	$(1,432)	$1,576	$(2,116)
17. Related Party Transactions
Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of January 31, 2013 and 2012, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

Year ended January 31,	2013	2012	2011
Revenue from customers	$56,878	$35,944	$37,726
Percentage of total revenue	5.2%	3.5%	4.1%
18. Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

Year ended January 31,	2013	2012	2011
Cash paid for:
Interest	$11,981	$14,686	$13,701
Income taxes	$10,777	$8,707	$10,627
As part of the Valor acquisition in fiscal 2011, we acquired an investment in Frontline. We received returns on investment of $6,250 during fiscal 2013, $7,015 during fiscal 2012 and $4,700 during fiscal 2011 which is included in net cash provided by operating activities in our consolidated statement of cash flows.
19. Segment Reporting
Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues and property, plant and equipment, net, related to operations in the geographic areas were:

Year ended January 31,	2013	2012	2011
Revenues:
United States	$467,595	$397,801	$386,265
Other North America	13,544	18,361	14,787
Total North America	481,139	416,162	401,052
Europe	261,371	247,079	223,156
Japan	127,789	116,469	124,298
Pacific Rim	218,428	234,928	166,247
Total revenues	$1,088,727	$1,014,638	$914,753
For the years ended January 31, 2013, 2012 and 2011, no single customer accounted for 10% or more of our total revenues.

As of January 31,	2013	2012
Property, plant, and equipment, net:
United States	$121,179	$106,852
Other North America	269	394
Total North America	121,448	107,246
Europe	33,029	32,866
Japan	979	1,336
Pacific Rim	6,946	6,571
Total property, plant and equipment, net	$162,402	$148,019
20. Quarterly Financial Information – Unaudited
A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2013
Total revenues	$247,918	$240,811	$268,760	$331,238
Gross profit	$202,535	$194,235	$218,497	$283,770
Operating income	$32,822	$19,907	$37,809	$71,095
Net income attributable to Mentor Graphics shareholders	$28,182	$18,167	$30,641	$61,746
Net income per share, basic (1)	$0.26	$0.17	$0.27	$0.50
Net income per share, diluted (1)	$0.25	$0.16	$0.27	$0.49
Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2012
Total revenues	$230,035	$213,740	$250,508	$320,355
Gross profit	$185,390	$169,848	$210,262	$275,680
Operating income	$16,173	$4,844	$25,405	$65,770
Net income (loss) attributable to Mentor Graphics shareholders	$(2,353)	$4,334	$24,071	$57,820
Net income (loss) per share, basic	$(0.02)	$0.04	$0.22	$0.53
Net income (loss) per share, diluted	$(0.02)	$0.04	$0.22	$0.52
(1) We have reduced the numerator of our basic and diluted earnings per share calculation by $5,272 for the quarter ended January 31, 2013 for the accumulated adjustment of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2013, recorded directly to retained earnings.

21. Subsequent Events

On March 7, 2013, the Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock.  The first dividend of $0.045 per share of outstanding common stock will be paid to shareholders of record as of the close of business on March 22, 2013, with a payment date of April 10, 2013.  Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Portland, Oregon
March 15, 2013

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
Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2013, as stated in their report included in this Annual Report on Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2013, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Portland, Oregon
March 15, 2013
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
Item 9B.    Other Information
None.
Part III

Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item concerning our Directors will be included under “Election of Directors” in our 2013 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included in the section titled “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2013 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2013 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included under “Director Compensation in Fiscal Year 2013,” “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Risk Assessment” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required by this item will be included under “Independent Auditors” in our 2013 Proxy Statement and is incorporated herein by reference.
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

	*J.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on June 5, 2012.

*K.
Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors. Incorporated by reference to Exhibit 10.I to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

*L.
Form of Severance Agreement entered into between the Company and each executive officer of the Company and certain other employees. Incorporated by reference to Exhibit 10.A to the Company’s Current Report on Form 8-K filed on March 16, 2010.

	*M.	Officer Stock Ownership Policy. Incorporated by reference to Exhibit 10.N to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

	*N.	Form of Agreement to Policy for Recovery of Incentive Compensation. Incorporated by reference to Exhibit 10.O to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

21.		List of Subsidiaries of the Company.

23.		Consent of KPMG, LLP Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated:	March 15, 2013	By	/S/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	March 15, 2013
Walden C. Rhines

(2)	Principal Financial Officer:

	/S/ GREGORY K. HINCKLEY	President, Chief Financial Officer	March 12, 2013
Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/S/ RICHARD P. TREBING	Corporate Controller, Chief Accounting Officer	March 12, 2013
Richard P. Trebing

(4)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	March 15, 2013
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	March 12, 2013
Gregory K. Hinckley

	/S/ KEITH L. BARNES	Director	March 7, 2013
Keith L. Barnes

	/S/ SIR PETER L. BONFIELD	Director	March 7, 2013
Sir Peter L. Bonfield

	/S/ J. DANIEL MCCRANIE	Director	March 13, 2013
J. Daniel McCranie

	/S/ KEVIN C. MCDONOUGH	Director	March 11, 2013
Kevin C. McDonough

	/S/ PATRICK B. MCMANUS	Director	March 10, 2013
Patrick B. McManus

	/S/ DAVID SCHECHTER	Director	March 12, 2013
David Schechter