Form 10-Q
period 2013-04-30
MENTOR GRAPHICS CORP
filed 2013-06-05
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
Number of shares of common stock, no par value, outstanding as of 6/3/2013: 112,862,762

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

Three months ended April 30,	2013	2012
In thousands, except per share data
Revenues:
System and software	$123,284	$149,356
Service and support	103,231	98,562
Total revenues	226,515	247,918
Cost of revenues:
System and software	8,899	14,790
Service and support	30,075	28,414
Amortization of purchased technology	1,207	2,179
Total cost of revenues	40,181	45,383
Gross profit	186,334	202,535
Operating expenses:
Research and development	79,717	71,046
Marketing and selling	79,107	79,752
General and administration	18,277	16,649
Equity in earnings of Frontline	(397)	(587)
Amortization of intangible assets	1,654	1,706
Special charges	2,083	1,147
Total operating expenses	180,441	169,713
Operating income	5,893	32,822
Other income (expense), net	(959)	83
Interest expense	(4,785)	(4,594)
Income before income tax	149	28,311
Income tax expense	568	781
Net income (loss)	(419)	27,530
Less: Loss attributable to noncontrolling interest	(624)	(652)
Net income attributable to Mentor Graphics shareholders	$205	$28,182
Net income per share:
Basic	$0.01	$0.26
Diluted	$0.01	$0.25
Weighted average number of shares outstanding:
Basic	112,711	109,907
Diluted	115,751	113,243
Cash dividends declared per common share	$0.045	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three months ended April 30,	2013	2012
In thousands
Net income (loss)	$(419)	$27,530
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	(255)	800
Less: reclassification adjustment for net gain (loss) included in net income	(244)	347
Net change	(11)	453
Change in accumulated translation adjustment	(5,317)	(781)
Change in pension liability	(2)	(3)
Comprehensive income (loss)	(5,749)	27,199
Less amounts attributable to the noncontrolling interest:
Net loss	(624)	(652)
Change in accumulated translation adjustment	43	(21)
Comprehensive loss attributable to the noncontrolling interest	(581)	(673)
Comprehensive income (loss) attributable to Mentor Graphics shareholders	$(5,168)	$27,872
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	April 30, 2013	January 31, 2013
In thousands
Assets
Current assets:
Cash and cash equivalents	$198,380	$223,783
Short-term investments	7,833	—
Trade accounts receivable, net of allowance for doubtful accounts of $4,752 as of April 30, 2013 and $5,331 as of January 31, 2013	367,389	412,245
Other receivables	9,446	10,974
Inventory	24,141	18,036
Prepaid expenses and other	28,198	24,941
Deferred income taxes	9,538	14,973
Total current assets	644,925	704,952
Property, plant, and equipment, net of accumulated depreciation of $305,768 as of April 30, 2013 and $300,914 as of January 31, 2013	160,192	162,402
Term receivables	228,425	250,497
Goodwill	537,357	535,932
Intangible assets, net of accumulated amortization of $188,794 as of April 30, 2013 and $186,060 as of January 31, 2013	20,075	21,838
Other assets	72,298	69,663
Total assets	$1,663,272	$1,745,284
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,060	$5,964
Accounts payable	14,753	20,906
Income taxes payable	4,238	9,180
Accrued payroll and related liabilities	56,502	101,354
Accrued and other liabilities	36,729	40,662
Deferred revenue	234,041	233,759
Total current liabilities	347,323	411,825
Notes payable	219,937	218,546
Deferred revenue	16,064	17,755
Income tax liability	22,770	22,663
Other long-term liabilities	25,636	28,318
Total liabilities	631,730	699,107
Commitments and contingencies (Note 7)
Noncontrolling interest with redemption feature	11,649	12,698
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of April 30, 2013 and January 31, 2013; 112,599 shares issued and outstanding as of April 30, 2013 and 112,902 shares issued and outstanding as of January 31, 2013	807,080	810,902
Retained earnings	192,787	197,178
Accumulated other comprehensive income	20,026	25,399
Total stockholders’ equity	1,019,893	1,033,479
Total liabilities and stockholders’ equity	$1,663,272	$1,745,284
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended April 30,	2013	2012
In thousands
Operating Cash Flows:
Net (loss) income	$(419)	$27,530
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	8,790	8,331
Amortization of intangible assets and debt costs	4,554	5,482
Stock-based compensation	6,566	5,147
Deferred income taxes	5,104	837
Changes in other long-term liabilities	(1,890)	348
Dividends received from unconsolidated entities, net of equity in income	1,052	350
Other	(22)	18
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	42,176	90
Prepaid expenses and other	(14,813)	(2,047)
Term receivables, long-term	20,266	7,710
Accounts payable and accrued liabilities	(54,472)	(60,066)
Income taxes payable	(4,792)	(1,996)
Deferred revenue	27	14,411
Net cash provided by operating activities	12,127	6,145
Investing Cash Flows:
Purchases of short-term investments	(7,820)	—
Purchases of property, plant, and equipment	(4,410)	(11,604)
Acquisitions of businesses and equity interests, net of cash acquired	(2,928)	(453)
Net cash used in investing activities	(15,158)	(12,057)
Financing Cash Flows:
Proceeds from issuance of common stock	9,609	3,567
Repurchase of common stock	(19,995)	—
Tax benefit from share options exercised	—	139
Dividends paid	(5,064)	—
Net decrease in short-term borrowings	(4,827)	(6,069)
Repayments of other borrowings	(1,131)	(1,871)
Net cash used in financing activities	(21,408)	(4,234)
Effect of exchange rate changes on cash and cash equivalents	(964)	(1,542)
Net change in cash and cash equivalents	(25,403)	(11,688)
Cash and cash equivalents at the beginning of the period	223,783	146,499
Cash and cash equivalents at the end of the period	$198,380	$134,811
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share data.

(1)General—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

(2)Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI), which clarified the reclassification requirements of ASU 2011-05, "Comprehensive Income (Topic 220) Presentation of Comprehensive Income." This new guidance requires entities to present (either on the face of the income statement or in the notes) significant amounts reclassified out of AOCI and their effect on income statement line items. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted this guidance on February 1, 2013 and has made the required additional disclosures.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions subject to a master netting arrangement. ASU 2011-11 is intended to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. We adopted this new guidance beginning February 1, 2013. Adoption of this new guidance did not have a material impact on our financial statements.

(3)Fair Value Measurement— The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2013:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$7,833	$—	$7,833	$—
Contingent consideration	(4,340)	—	—	(4,340)
Total	$3,493	$—	$7,833	$(4,340)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(6,016)	$—	$—	$(6,016)

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

We based the fair value of bank certificates of deposit included in short-term investments on quoted market prices for similar instruments in markets that are not active (Level 2).

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of April 30, 2013, of the total recorded balance, $1,540 was included in accrued and other liabilities and $2,800 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2013, of the total recorded balance, $1,197 was included in accrued and other liabilities and $4,819 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of April 30, 2013 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$5,733
Discount rate	14%	-	16%
Timing of cash flows (in years)	0	-	5

Changes in the fair value of our contingent consideration are primarily driven by changes in the estimated amount and timing of payments, resulting from changes in the forecasted revenues of the acquired businesses. Significant changes in any of the inputs in isolation could result in a fluctuation in the fair value measurement of contingent consideration. Changes in fair value are recognized in special charges in our condensed consolidated statement of income in the period in which the change is identified.

The following table summarizes contingent consideration activity:

Balance as of January 31, 2013	$6,016
Payments	(1,131)
Adjustments	(603)
Interest accretion	58
Balance as of April 30, 2013	$4,340

The following table summarizes the fair value and carrying value of notes payable:

As of	April 30, 2013	January 31, 2013
Fair value of notes payable	$300,438	$293,867
Carrying value of notes payable	$219,937	$218,546

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities (Level 2). Of the total carrying value of notes payable, there was none classified as current on our condensed consolidated balance sheet as of April 30, 2013 and January 31, 2013.

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

Term receivable and trade accounts receivable balances were as follows:

As of	April 30, 2013	January 31, 2013
Trade accounts receivable	$125,969	$178,351
Term receivables, short-term	$241,420	$233,894
Term receivables, long-term	$228,425	$250,497

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

The credit risk assessment for our long-term receivables was as follows:

As of	April 30, 2013	January 31, 2013
S&P credit rating:
AAA+ through BBB-	$131,007	$133,773
BB+ and lower	35,275	45,298
	166,282	179,071
Internal credit assessment	62,143	71,426
Total long-term term receivables	$228,425	$250,497

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Three months ended April 30, 2013	$5,331	$(500)	$(79)	$4,752
Three months ended April 30, 2012	$4,432	$153	$(48)	$4,537

(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $8,535 for the three months ended April 30, 2013 compared to $7,457 for the three months ended April 30, 2012. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

(5)Short-Term Borrowings—In April 2011, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that was originally scheduled to terminate on April 27, 2015. On May 24, 2013, we amended the facility to, among other things, extend the termination date to May 24, 2017.

The revolving credit facility has a maximum borrowing capacity of $125,000. Under the amendment, we have the option to pay interest based on:

(i)
London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 2.00% and 2.50% based on a pricing grid tied to a financial covenant; or

(ii)	A base rate plus a spread of between 1.00% and 1.50%, based on a pricing grid tied to a financial covenant.
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the three months ended April 30, 2013 and 2012.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income.

We were in compliance with all financial covenants as of April 30, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

(6)Notes Payable——In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to the SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12,319 shares as of April 30, 2013. These circumstances include:

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	April 30, 2013	January 31, 2013
Principal amount	$253,000	$253,000
Unamortized debt discount	(33,063)	(34,454)
Net carrying amount of the liability component	$219,937	$218,546
Equity component	$43,930	$43,930

The unamortized debt discount is amortizing to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

Three months ended April 30,	2013	2012
Interest expense at the contractual interest rate	$2,530	$2,530
Amortization of debt discount	$1,391	$1,295

The effective interest rate on the 4.00% Debentures was 7.25% for the three months ended April 30, 2013 and 2012.

(7)	Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of April 30, 2013, we were not aware of any material liabilities arising from these indemnification obligations.

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

(8)	Stock-Based Compensation and Stockholders Equity

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

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six-month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date (subject to a plan limit on the total fair market value) at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

Three months ended April 30,	2013	2012
Cost of revenues	$460	$319
Operating expenses:
Research and development	2,610	2,117
Marketing and selling	1,882	1,549
General and administration	1,614	1,162
Equity plan-related compensation expense	$6,566	$5,147

Dividends

On March 7, 2013, the Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. The initial quarterly dividend of $0.045 per share of outstanding common stock for a total of $5,064 was paid on April 10, 2013 to shareholders of record as of the close of business on March 22, 2013. On May 23, 2013, we announced a quarterly dividend of $0.045 per share on outstanding common stock, payable on July 1, 2013 to shareholders of record as of the close of business on June 10, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

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

If a person or group acquires 15% or more of our common stock, each right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the right, or each right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right, depending on the circumstances. The rights expire on June 30, 2013 and may be redeemed by us for $0.001 per right. The rights do not have voting or dividend rights and have no dilutive effect on our earnings.

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

The following provides the computation of basic and diluted net income per share:

Three months ended April 30,	2013	2012
Net income attributable to Mentor Graphics shareholders	$205	$28,182
Noncontrolling interest adjustment to redemption value	468	—
Adjusted net income attributable to Mentor Graphics shareholders	$673	$28,182
Weighted average common shares used to calculate basic net income per share	112,711	109,907
Employee stock options, restricted stock units, and employee stock purchase plan	3,040	3,336
Weighted average common and potential common shares used to calculate diluted net income per share	115,751	113,243
Net income per share attributable to Mentor Graphics shareholders:
Basic	$0.01	$0.26
Diluted	$0.01	$0.25

We excluded from the computation of diluted net income per share stock options and ESPP purchase rights to purchase 1,188 shares of common stock for the three months ended April 30, 2013 compared to 3,022 for the three months ended April 30, 2012. These stock options and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have increased the numerator of our basic and diluted earnings per share calculation by $468 for the three months ended April 30, 2013 for the adjustment to decrease the noncontrolling interest with redemption feature to its calculated redemption value at April 30, 2013, recorded directly to retained earnings. For the three months ended April 30, 2012, we excluded a similar adjustment from the calculation of basic and diluted earnings per share, as the amount was not significant.

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

(11)Accumulated Other Comprehensive Income—The following table summarizes the components of accumulated other comprehensive income:

As of	April 30, 2013	January 31, 2013
Foreign currency translation adjustment	$19,786	$25,146
Unrealized loss on derivatives	(23)	(12)
Pension liability	263	265
Total accumulated other comprehensive income	$20,026	$25,399

(12)	Special Charges—The following is a summary of the components of special charges:

Three months ended April 30,	2013	2012
Employee severance and related costs	$2,079	$988
Other costs, net	4	159
Total special charges	$2,083	$1,147
Special charges primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefits based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge. Special charges may also include expenses incurred related to acquisitions, excess facility costs, and asset related charges.
Approximately 26% of the employee severance and related costs for the three months ended April 30, 2013 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2014. Substantially all of the employee severance and related costs for the three months ended April 30, 2012 were paid during the fiscal year ending January 31, 2013. There have been no significant modifications to the amount of these charges.
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2013:

	Accrued special charges as of	Charges during the three months ended	Adjustments (payments) during the three months ended	Accrued special charges as of
	January 31, 2013	April 30, 2013	April 30, 2013	April 30, 2013	(1)
Employee severance and related costs	$2,028	$2,079	$(2,119)	$1,988
Other costs, net	2,889	4	244	3,137
Total accrued special charges	$4,917	$2,083	$(1,875)	$5,125

(1)
Of the $5,125 total accrued special charges as of April 30, 2013, $2,110 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $3,015 represents the short-term portion of accrued special charges.

(13)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

Three months ended April 30,	2013	2012
Interest income	$625	$475
Foreign currency exchange loss	(1,375)	(215)
Other, net	(209)	(177)
Other income (expense), net	$(959)	$83

(14)Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of April 30, 2013, we had amounts receivable from these customers of $76,880. As of January 31, 2013, amounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

Three months ended April 30,	2013	2012
Revenues from customers	$28,536	$9,002
Percentage of total revenues	12.6%	3.6%

(15)	Income Taxes—The provision for income taxes was comprised of the following:

Three months ended April 30,	2013	2012
Income tax expense	$568	$781
Effective tax rate	381%	3%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes, changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Our effective tax rate is 381% for the three months ended April 30, 2013, after the inclusion of $360 in net unfavorable period specific items. The period specific items primarily relate to additions to and additional interest on liabilities for uncertain tax positions. For our full year forecast, we have projected a 13% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2013. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
•The benefit of lower tax rates on earnings of foreign subsidiaries;
•Forecasted utilization of net operating loss carryforwards for which no previous benefit was recognized; and
•The application of tax incentives for research and development.
These differences are partially offset by:
•Additions to reserves for uncertain tax positions;

•	Repatriation of foreign subsidiary earnings to the U.S.;
•Non-deductible equity compensation expense; and
•Withholding taxes.
Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis, and could be significantly affected to the extent our actual mix of earnings among individual jurisdictions is different than our expectations.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryforwards. We calculate the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to fully utilize net operating loss carryforwards, research and experimentation credit carryforwards, and foreign tax credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

As of April 30, 2013, we had a liability of $28,305 for income taxes associated with uncertain income tax positions. Of this liability, $5,535 was classified as short-term liabilities in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $22,770 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(16)Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Three months ended April 30,	2013	2012
Cash paid, net for:
Interest	$5,551	$5,400
Income taxes	$4,055	$2,723

We have an investment in Frontline PCB Solutions Limited Partnership (Frontline). We received returns on investment from Frontline of $1,500 during the three months ended April 30, 2013 and $950 during the three months ended April 30, 2012, which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(17)Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

Three months ended April 30,	2013	2012
Revenues:
North America	$99,140	$129,110
Europe	48,707	52,631
Japan	26,677	24,983
Pacific Rim	51,991	41,194
Total revenues	$226,515	$247,918

For the three months ended April 30, 2013, no single customer accounted for 10% or more of our total revenues. For the three months ended April 30, 2012, one customer accounted for 20% of our total revenues.

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

Bad debt expense recorded for the first three months of fiscal 2014 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first three months of fiscal 2014 increased by approximately 115% compared to the first three months of fiscal 2013 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 65% of total bookings for the first three months of fiscal 2014 compared to 35% for the first three months of fiscal 2013. The number of new customers during the first three months of fiscal 2014, excluding PADS (our ready to use printed circuit board design tools) decreased approximately 10% from the level experienced during the first three months of fiscal 2013.

Product Development

During the first three months of fiscal 2014, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first three months of fiscal 2014, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, valuation of deferred tax assets, income tax reserves, business combinations, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2013.

RESULTS OF OPERATIONS

Revenues and Gross Profit

Three months ended April 30,	2013	Change	2012
System and software revenues	$123.3	(17)%	$149.4
System and software gross profit	$113.2	(15)%	$132.4
Gross profit percent	92%		89%
Service and support revenues	$103.2	5%	$98.6
Service and support gross profit	$73.1	4%	$70.1
Gross profit percent	71%		71%
Total revenues	$226.5	(9)%	$247.9
Total gross profit	$186.3	(8)%	$202.5
Gross profit percent	82%		82%

System and Software

Three months ended April 30,	2013	Change	2012
Upfront license revenues	$100.3	(20)%	$126.0
Ratable license revenues	23.0	(2)%	23.4
Total system and software revenues	$123.3	(17)%	$149.4

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

Ten customers accounted for approximately 50% of system and software revenues for the three months ended April 30, 2013 compared to approximately 65% for the three months ended April 30, 2012.

System and software revenues decreased for three months ended April 30, 2013 compared to the three months ended April 30, 2012 primarily due to a $15.4 decrease in software license revenues due to the timing of contract renewals. The remainder of the decrease is primarily due to a decrease in sales of emulation hardware systems.

For the three months ended April 30, 2013, no single customer accounted for 10% or more of total revenues. For the three months ended April 30, 2012, one customer accounted for 20% of total revenues.

System and software gross profit percentage was higher for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 primarily due to a change in product mix.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 was primarily due to increased service revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

Three months ended April 30,	2013	Change	2012
North America	$99.1	(23)%	$129.1
Europe	48.7	(7)%	52.6
Japan	26.7	7%	25.0
Pacific Rim	52.0	26%	41.2
Total revenues	$226.5	(9)%	$247.9

The changes in revenues in Pacific Rim and North America for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 were the result of the timing and geographic location of contract renewals.

For the three months ended April 30, 2013, approximately one-third of European and substantially all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had an unfavorable impact of $4.7 for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

Three months ended April 30,	2013	2012
Revenues:
IC Design to Silicon	35%	40%
Scalable Verification	20%	25%
Integrated System Design	30%	25%
New & Emerging Products	5%	5%
Services & Other	10%	5%
Total revenues	100%	100%

Certain reclassifications have been made between categories in the fiscal 2013 presentation to be consistent with the fiscal 2014 presentation.

Operating Expenses

Three months ended April 30,	2013	Change	2012
Research and development	$79.7	12%	$71.1
Marketing and selling	79.1	(1)%	79.8
General and administration	18.3	10%	16.6
Equity in earnings of Frontline	(0.4)	(33)%	(0.6)
Amortization of intangible assets	1.7	—%	1.7
Special charges	2.1	91%	1.1
Total operating expenses	$180.5	6%	$169.7

Selected Operating Expenses as a Percentage of Total Revenues

Three months ended April 30,	2013	2012
Research and development	35%	29%
Marketing and selling	35%	32%
General and administration	8%	7%
Total selected operating expenses	78%	68%

Research and Development

Research and development expenses increased by $8.7 for the three months ended April 30, 2013 compared to the three months ended April 30, 2012. The components of these increases are summarized as follows:

Change for the three months ended April 30,
Salaries, variable compensation, and benefits expenses	$4.5
Other expenses	4.2
Total change in research and development expenses	$8.7

Marketing and Selling

Marketing and selling expenses decreased by $(0.6) for the three months ended April 30, 2013 compared to the three months ended April 30, 2012. The components of these decreases are summarized as follows:

Three months ended April 30,
Salaries, variable compensation, and benefits expenses	$(2.2)
Other expenses	1.6
Total change in marketing and selling expenses	$(0.6)

General and Administration

General and administration expenses increased by $1.6 for the three months ended April 30, 2013 compared to the three months ended April 30, 2012. The increase from the three months ended April 30, 2012 was primarily driven by expenses associated with outside services.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements of approximately $1.8 in total operating expenses for the three months ended April 30, 2013, compared to the three months ended

April 30, 2012, primarily due to movements in the Japanese yen and the Indian rupee. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Mentor and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of Mentor’s 50% interest in Frontline for the three months ended March 31, 2013 and 2012:

For the three months ended March 31,	2013	2012
Net income, as reported	$1.1	$1.8
Amortization of purchased technology and other identified intangible assets	(0.7)	(1.2)
Equity in earnings of Frontline	$0.4	$0.6

Provision for Income Taxes

Three months ended April 30,	2013	Change	2012
Income tax provision	$0.6	(25)%	$0.8

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes, changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance requires for interim reporting that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Three months ended April 30,	2013	2012
Effective Tax Rate	381%	3%
Net period specific items provision (benefit)	$0.4	$(1.3)
Effective tax rate without period specific items	140%	7%

For the three months ended April 30, 2013, we have a 140% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the three months ended April 30, 2012 due to the fact that our income before income tax for the period was near break-even and to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized.

For our full year forecast, we have projected a 13% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2013. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Forecasted utilization of net operating loss carryforwards for which no benefit was previously recognized; and

•	The application of tax incentives for research and development.
These differences are partially offset by:

•	Additions to reserves for uncertain tax positions;

•	Repatriation of foreign subsidiary earnings to the U.S.;

•	Non-deductible equity compensation expense; and

•	Withholding taxes.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of April 30, 2013, we have cash totaling $145.7 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S. and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

Three months ended April 30,	2013	2012
Cash provided by operating activities	$12.1	$6.1
Cash used in investing activities	$(15.2)	$(12.1)
Cash used in financing activities	$(21.4)	$(4.2)

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

Trade Accounts and Term Receivables

As of	April 30, 2013	January 31, 2013
Trade accounts receivable, net	$367.4	$412.2
Term receivables, long-term	$228.4	$250.5
Average days sales outstanding in trade accounts receivable, net	146 days	112 days
Average days sales outstanding in trade accounts receivable, net, excluding the current portion of term receivables	50 days	48 days

The overall increase in the average days sales outstanding in trade accounts receivable, net for both measures as of April 30, 2013 was primarily due to a decrease in revenue in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

The current portion of term receivables was $241.4 as of April 30, 2013 and $233.9 as of January 31, 2013. Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $469.8 as of April 30, 2013 compared to $484.4 as of January 31, 2013.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $8.5 for the three months ended April 30, 2013 compared to $7.5 for the three months ended April 30, 2012. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2014.

Accrued Payroll and Related Liabilities

As of	April 30, 2013	January 31, 2013
Accrued payroll and related liabilities	$56.5	$101.4

The decrease in accrued payroll and related liabilities as of April 30, 2013 compared to January 31, 2013 was primarily due to incentive payments made during fiscal 2014 on fiscal 2013 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2013 primarily consisted of cash paid for purchases of short-term investments and capital expenditures.

During the three months ended April 30, 2013, we invested excess cash of $7.8 into certificates of deposit with an annual interest rate of 8.75%.

Expenditures for property, plant, and equipment decreased to $4.4 for the three months ended April 30, 2013 compared to $11.6 for the three months ended April 30, 2012. The expenditures for property, plant, and equipment for the three months ended April 30, 2013 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2014 to be approximately $40.0. We plan to finance our investments in property, plant, and equipment using cash on hand.

During the three months ended April 30, 2013, we acquired certain assets of one privately-held company for cash of approximately $3.0. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities

For the three months ended April 30, 2013, cash used in financing activities consisted primarily of repurchases of our common stock and the payment of dividends offset in part by proceeds from the issuance of common stock.

In April 2011, we announced a share repurchase program under which we may repurchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, the Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0. During the three months ended April 30, 2013, we repurchased 1.2 shares of common stock for $20.0 under this program. As of April 30, 2013, $56.1 remained available for repurchases under this program.

On March 7, 2013, the Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. The initial quarterly dividend of $0.045 per share of outstanding common stock for a total of $5.1 was paid on April 10, 2013 to shareholders of record as of the close of business on March 22, 2013. On May 23, 2013, we announced a quarterly dividend of $0.045 per share on outstanding common stock, payable on July 1, 2013 to shareholders of record as of the close of business on June 10, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

Under the terms of our revolving credit facility, the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay is limited to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $82.0 is available for common stock purchases or dividend payments under this limit as of April 30, 2013.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion price of $20.538 per share for a total of 12.3 shares as of April 30, 2013.

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

For further information on the 4.00% Debentures, see Note 6. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

In April 2011, we entered into a syndicated, senior, unsecured, four-year revolving credit facility that was originally scheduled to terminate on April 27, 2015. On May 24, 2013, we amended the facility to, among other things, extend the termination date to May 24, 2017.

The revolving credit facility has a maximum borrowing capacity of $125.0. Under the amendment, we have the option to pay interest based on:

(i)
London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread based of between 2.00% and 2.50% on a pricing grid tied to a financial covenant; or

(ii)	A base rate plus a spread of between 1.00% and 1.50%, based on a pricing grid tied to a financial covenant.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the three months ended April 30, 2013 and 2012.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of April 30, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2014

We expect revenues for the second quarter of fiscal 2014 to be approximately $245.0 million with earnings per share for the same period of approximately $0.14 per diluted share. For the full fiscal year 2014, we expect revenues of approximately $1.155 billion with earnings per share of $1.33 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2013. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$5.5	5.29%
Short-term investments - fixed rate	7.8	8.75%
Total fixed rate interest bearing instruments	$13.3	7.32%

We had convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of April 30, 2013 and April 30, 2012. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on May 24, 2017. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

(i)
London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 2.00% and 2.50% based on a pricing gird tied to a financial covenant; or

(ii)	A base rate plus a spread of between 1.00% and 1.50%, based on a pricing grid tied to a financial covenant.
The base rate is defined as the highest of:

(i)	The federal funds rate, as defined, plus 0.5%;

(ii)	The prime rate of the lead bank; or

(iii)	One-month LIBOR plus 1.0%.

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of April 30, 2013 and 2012, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.1 outstanding as of April 30, 2013 and $5.0 as of April 30, 2012 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	April 30, 2013		January 31, 2013
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$28.9	0.77	$27.0	0.74
Japanese yen	20.0	97.97	40.6	90.11
British pound	12.8	0.65	13.9	0.63
Swedish krona	11.1	6.50	13.1	6.52
Canadian dollar	10.2	1.03	9.5	0.99
Indian rupee	8.1	54.56	3.8	54.32
Other (1)	34.9	—	24.9	—
Total forward contracts	$126.0		$132.8

(1)
Other includes the Israeli shekel, Chinese yuan, Taiwan dollar, Armenian dram, Danish kroner, Polish zloty, Russian ruble, Norwegian kroner, Swiss franc, Hungarian forint, Korean won and Singapore dollar.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 21, 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against Mentor Graphics Corporation (Mentor) in federal district court in the Northern District of California, alleging that Mentor's Veloce family of products infringes on Synopsys' United States Patents Nos. 5,748,488, 5,530,841, 5,680,318, and 6,836,420. This case seeks compensatory damages and a permanent injunction. We believe this lawsuit was filed in response to patent lawsuits we filed against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (collectively EVE), which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE's Zebu emulation products infringe several of our U.S. patents, were filed against EVE in federal district court in Oregon in 2010 and 2012. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Item 1A.	Risk Factors

The forward-looking statements contained under “Outlook for Fiscal 2014” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2014,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.

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

We contract with a single manufacturer to assemble our hardware emulation products and purchase some components from a single supplier. As a result, we may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints, components rejected that do not meet our standards, low yields of ICs, subassemblies, or printed circuit boards, or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis.

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

Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, anti-corruption, anti-bribery, and other similar laws, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights. If we violate applicable laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or limited from doing business in one or more countries.

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

The industry in which we compete has experienced significant consolidation. We have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to carefully analyze all potential transactions before committing to them, we cannot assure that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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

We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the United States. In particular our offices in Israel, Egypt and Pakistan may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically.

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

As of April 30, 2013, we had $254.1 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 and $1.1 million in short-term borrowings. This level of indebtedness among other things could:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
February 1 - February 28, 2013	—	$—	—	$76,090,299
March 1 - March 31, 2013	1,151,216	17.37	1,151,216	56,095,145
April 1 - April 30, 2013	—	—	—	56,095,145
Total	1,151,216	$17.37	1,151,216

On April 18, 2011, we announced a share repurchase program approved by our Board of Directors which authorized the repurchase of up to $150.0 million of our common stock over a three year period. On February 27, 2012, our Board of Directors authorized an additional $50.0 million shares of our common stock to be repurchased under this program, and clarified that the $25.0 million of shares repurchased in April 2011, using proceeds from our issuance of 4.00% Convertible Subordinated Debentures are considered to have been part of this program.

Item 6.	Exhibits

4.1	First Amendment to Credit Agreement dated as of May 24, 2013 between the Company, Bank of America, N.A. as agent and the other lenders.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2013	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer