Form 10-Q
period 2013-07-31
MENTOR GRAPHICS CORP
filed 2013-09-05
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
Number of shares of common stock, no par value, outstanding as of 9/3/2013: 113,281,118

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
In thousands, except per share data
Revenues:
System and software	$150,203	$139,957	$273,487	$289,313
Service and support	103,013	100,854	206,244	199,416
Total revenues	253,216	240,811	479,731	488,729
Cost of revenues:
System and software	15,236	15,292	24,135	30,082
Service and support	28,909	29,130	58,984	57,544
Amortization of purchased technology	712	2,154	1,919	4,333
Total cost of revenues	44,857	46,576	85,038	91,959
Gross profit	208,359	194,235	394,693	396,770
Operating expenses:
Research and development	80,307	72,951	160,024	143,997
Marketing and selling	79,811	79,068	158,918	158,820
General and administration	17,198	18,629	33,535	34,737
Equity in earnings of Frontline	(950)	(662)	(1,347)	(1,249)
Amortization of intangible assets	1,556	1,599	3,210	3,305
Special charges	3,859	2,743	7,882	4,431
Total operating expenses	181,781	174,328	362,222	344,041
Operating income	26,578	19,907	32,471	52,729
Other expense, net	(272)	(379)	(1,231)	(296)
Interest expense	(4,897)	(4,737)	(9,682)	(9,331)
Income before income tax	21,409	14,791	21,558	43,102
Income tax benefit	(2,338)	(2,764)	(1,770)	(1,983)
Net income	23,747	17,555	23,328	45,085
Less: Loss attributable to noncontrolling interest	(235)	(612)	(859)	(1,264)
Net income attributable to Mentor Graphics shareholders	$23,982	$18,167	$24,187	$46,349
Net income per share:
Basic	$0.19	$0.17	$0.20	$0.42
Diluted	$0.19	$0.16	$0.19	$0.41
Weighted average number of shares outstanding:
Basic	112,988	109,875	112,851	109,891
Diluted	116,295	113,046	116,014	113,078
Cash dividends declared per common share	$0.045	$—	$0.090	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
In thousands
Net income	$23,747	$17,555	$23,328	$45,085
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	(15)	(702)	(270)	98
Less: reclassification adjustment for net gain (loss) included in net income	(23)	(424)	(267)	(77)
Net change	8	(278)	(3)	175
Change in accumulated translation adjustment	(2,119)	(6,148)	(7,436)	(6,929)
Change in pension liability	(2)	(4)	(4)	(7)
Other comprehensive loss	(2,113)	(6,430)	(7,443)	(6,761)
Comprehensive income	21,634	11,125	15,885	38,324
Less amounts attributable to the noncontrolling interest:
Net loss	(235)	(612)	(859)	(1,264)
Change in accumulated translation adjustment	5	(13)	48	(34)
Comprehensive loss attributable to the noncontrolling interest	(230)	(625)	(811)	(1,298)
Comprehensive income attributable to Mentor Graphics shareholders	$21,864	$11,750	$16,696	$39,622
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	July 31, 2013	January 31, 2013
In thousands
Assets
Current assets:
Cash and cash equivalents	$209,564	$223,783
Short-term investments	4,143	—
Trade accounts receivable, net of allowance for doubtful accounts of $4,814 as of July 31, 2013 and $5,331 as of January 31, 2013	365,511	412,245
Other receivables	16,561	10,974
Inventory	20,912	18,036
Prepaid expenses and other	25,211	24,941
Deferred income taxes	9,167	14,973
Total current assets	651,069	704,952
Property, plant, and equipment, net of accumulated depreciation of $308,639 as of July 31, 2013 and $300,914 as of January 31, 2013	159,616	162,402
Term receivables	216,066	250,497
Goodwill	537,392	535,932
Intangible assets, net of accumulated amortization of $190,950 as of July 31, 2013 and $186,060 as of January 31, 2013	17,855	21,838
Other assets	68,529	69,663
Total assets	$1,650,527	$1,745,284
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,166	$5,964
Accounts payable	13,606	20,906
Income taxes payable	4,609	9,180
Accrued payroll and related liabilities	52,710	101,354
Accrued and other liabilities	35,223	40,662
Deferred revenue	205,641	233,759
Total current liabilities	315,955	411,825
Notes payable	221,353	218,546
Deferred revenue	14,996	17,755
Income tax liability	18,525	22,663
Other long-term liabilities	25,314	28,318
Total liabilities	596,143	699,107
Commitments and contingencies (Note 8)
Noncontrolling interest with redemption feature	13,768	12,698
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2013 and January 31, 2013; 113,115 shares issued and outstanding as of July 31, 2013 and 112,902 shares issued and outstanding as of January 31, 2013	813,367	810,902
Retained earnings	209,341	197,178
Accumulated other comprehensive income	17,908	25,399
Total stockholders’ equity	1,040,616	1,033,479
Total liabilities and stockholders’ equity	$1,650,527	$1,745,284
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended July 31,	2013	2012
In thousands
Operating Cash Flows:
Net income	$23,328	$45,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	17,218	16,157
Amortization of intangible assets and debt costs	8,910	10,855
Stock-based compensation	13,843	11,453
Deferred income taxes	4,590	(1,444)
Changes in other long-term liabilities	(2,377)	(874)
Dividends received from unconsolidated entities, net of equity in income	1,360	1,029
Other	(12)	29
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	44,408	8,954
Prepaid expenses and other	(11,833)	(1,242)
Term receivables, long-term	33,037	1,021
Accounts payable and accrued liabilities	(58,645)	(61,699)
Income taxes payable	(8,701)	(3,893)
Deferred revenue	(29,967)	8,956
Net cash provided by operating activities	35,159	34,387
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	3,112	—
Purchases of short-term investments	(7,820)	—
Purchases of property, plant, and equipment	(13,821)	(22,183)
Acquisitions of businesses and equity interests, net of cash acquired	(2,928)	(1,803)
Net cash used in investing activities	(21,457)	(23,986)
Financing Cash Flows:
Proceeds from issuance of common stock	28,619	18,805
Repurchase of common stock	(39,995)	(20,000)
Tax benefit from share options exercised	—	139
Dividends paid	(10,143)	—
Net decrease in short-term borrowings	(1,722)	(5,145)
Repayments of other borrowings	(2,712)	(1,871)
Net cash used in financing activities	(25,953)	(8,072)
Effect of exchange rate changes on cash and cash equivalents	(1,968)	(2,467)
Net change in cash and cash equivalents	(14,219)	(138)
Cash and cash equivalents at the beginning of the period	223,783	146,499
Cash and cash equivalents at the end of the period	$209,564	$146,361
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share and conversion rate data.

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

(2)Recent Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which provides specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will have no effect on the Company's financial position, results of operations or cash flows. However, once adopted, the standard may change the presentation of unrecognized tax benefits and deferred tax assets in the balance sheet and the income taxes section of the notes to the financial statements.

In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not anticipate that the adoption of the standard will have a material impact on our consolidated financial statements.

(3)Reclassifications—Certain items have been reclassified within operating expenses for the three months ended April 30, 2013 and 2012, and the three and six months ended July 31, 2012. We have reclassified certain litigation costs out of general and administration into special charges, related to patent litigation involving Emulation and Verification Engineering S.A. and EVE-USA, Inc (together, EVE), Synopsys, Inc. (Synopsys), and us regarding emulation technology. These litigation costs are included in special charges because of their unique nature. These reclassifications had no impact on total operating expenses, operating income, or net income. See further discussion of these lawsuits in Note 8. "Commitments and Contingencies."

The reclassification of our previously issued condensed consolidated statement of operations was made to conform to the current period presentation.

The amounts have been reclassified in our condensed consolidated statement of operations for the time periods noted below as follows:

	Three months ended April 30, 2013		Three months ended April 30, 2012
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
General and administration	$18,277	$16,337	$16,649	$16,108
Special charges	$2,083	$4,023	$1,147	$1,688

	Three months ended July 31, 2012		Six months ended July 31, 2012
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
General and administration	$19,865	$18,629	$36,514	$34,737
Special charges	$1,507	$2,743	$2,654	$4,431

(4)Fair Value Measurement— The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$4,143	$—	$4,143	$—
Contingent consideration	(4,322)	—	—	(4,322)
Total	$(179)	$—	$4,143	$(4,322)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(6,016)	$—	$—	$(6,016)

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

▪
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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of July 31, 2013, of the total recorded balance, $1,531 was included in accrued and other liabilities and $2,791 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2013, of the total recorded balance, $1,197 was included in accrued and other liabilities and $4,819 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of July 31, 2013 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$5,551
Discount rate	14%	-	16%
Timing of cash flows (in years)	0	-	5

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2013	$6,016
Payments	(1,191)
Adjustments	(603)
Interest accretion	100
Balance as of July 31, 2013	$4,322

The following table summarizes the fair value and carrying value of notes payable:

As of	July 31, 2013	January 31, 2013
Fair value of notes payable	$310,955	$293,867
Carrying value of notes payable	$221,353	$218,546

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities (Level 2). Of the total carrying value of notes payable, there was none classified as current on our condensed consolidated balance sheet as of July 31, 2013 and January 31, 2013.

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

(5)Term Receivables and Trade Accounts Receivable—We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. We include balances under term agreements that are due within one year in trade accounts receivable, net and balances that are due more than one year from the balance sheet date in term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction, using the effective interest method, to system and software revenues over the period in which payments are made and balances are outstanding. We determine the discount rate at the outset of the arrangement based upon the current credit rating of the customer. We reset the discount rate periodically considering changes in prevailing interest rates but do not adjust previously discounted balances.

Term receivable and trade accounts receivable balances were as follows:

As of	July 31, 2013	January 31, 2013
Trade accounts receivable	$94,628	$178,351
Term receivables, short-term	$270,883	$233,894
Term receivables, long-term	$216,066	$250,497

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

The credit risk assessment for our long-term receivables was as follows:

As of	July 31, 2013	January 31, 2013
S&P credit rating:
AAA+ through BBB-	$112,493	$133,773
BB+ and lower	38,647	45,298
	151,140	179,071
Internal credit assessment	64,926	71,426
Total long-term term receivables	$216,066	$250,497

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Six months ended July 31, 2013	$5,331	$(331)	$(186)	$4,814
Six months ended July 31, 2012	$4,432	$32	$(145)	$4,319
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $9,578 for the six months ended July 31, 2013 compared to $8,452 for the six months ended July 31, 2012. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

(6)Short-Term Borrowings—In May 2013, we amended our syndicated, senior, unsecured, revolving credit facility, extending the termination date to May 24, 2017.

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
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the six months ended July 31, 2013 and 2012.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of July 31, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

(7)Notes Payable—In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to the SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion rate as of July 31, 2013 of 48.9350 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.44 per share) for a total of 12,381 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.52 per share as of July 31, 2013, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As the result of us declaring cash dividends during the six months ended July 31, 2013, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 48.9350 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.44 per share of our common stock).

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	July 31, 2013	January 31, 2013
Principal amount	$253,000	$253,000
Unamortized debt discount	(31,647)	(34,454)
Net carrying amount of the liability component	$221,353	$218,546
Equity component	$43,930	$43,930

The unamortized debt discount is amortizing to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Interest expense at the contractual interest rate	$2,530	$2,530	$5,060	$5,060
Amortization of debt discount	$1,416	$1,318	$2,807	$2,613

The effective interest rate on the 4.00% Debentures was 7.25% for the six months ended July 31, 2013 and 2012.

(8)	Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of July 31, 2013, we were not aware of any material liabilities arising from these indemnification obligations.

Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

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

In December 2012, Synopsys filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce family of products infringes on four Synopsys United States Patents. This case seeks compensatory damages and a permanent injunction against the licensing of several of our software and hardware products, including our emulation products. We believe this lawsuit was filed in response to patent lawsuits we filed in 2010 and 2012 against EVE, which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE's Zebu emulation products infringe several of our patents, were filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

(9)	Stock-Based Compensation and Stockholders Equity

Stock Option and Stock Plans

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Cost of revenues	$458	$368	$918	$687
Operating expenses:
Research and development	2,543	2,215	5,153	4,332
Marketing and selling	1,771	1,625	3,653	3,174
General and administration	2,505	2,098	4,119	3,260
Equity plan-related compensation expense	$7,277	$6,306	$13,843	$11,453

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

(10)Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock, payable to holders of record on July 6, 2010. On December 23, 2011, our Board of Directors amended the Stock Purchase Rights Plan to, among other things, extend the expiration date of the rights and increase the exercise price of each right. On June 28, 2013, our Board of Directors amended the Stock Purchase Rights Plan to extend the expiration date of the rights, change the ownership threshold for certain types of investors, increase the exercise price of each right and add a qualifying offer provision. As long as the rights are attached to our common stock, we will issue one right with each new share of common stock so that all such shares will have attached rights. Under certain conditions, each right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of ninety dollars, subject to adjustment. The rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% (20% for certain types of "passive institutional investors") or more of our common stock.

If a person or group acquires 15% (20% for certain types of "passive institutional investors") or more of our common stock, each right will be adjusted to entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, other assets of ours) having a value equal to two times the exercise price of the right, or each right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right, depending on the circumstances. The rights expire on June 30, 2015 and may be redeemed by us for $0.001 per right. The rights do not have voting or dividend rights and have no dilutive effect on our earnings.

(11)Net Income Per Share—We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon vesting of restricted stock units, common shares issuable upon exercise of stock options and purchase rights from ESPPs using the treasury stock method, and common shares issuable upon conversion of the convertible subordinated debentures, if dilutive.

The following provides the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Net income attributable to Mentor Graphics shareholders	$23,982	$18,167	$24,187	$46,349
Noncontrolling interest adjustment to redemption value	(2,349)	—	(1,881)	—
Adjusted net income attributable to Mentor Graphics shareholders	$21,633	$18,167	$22,306	$46,349
Weighted average common shares used to calculate basic net income per share	112,988	109,875	112,851	109,891
Employee stock options, restricted stock units, and employee stock purchase plan	3,307	3,171	3,163	3,187
Weighted average common and potential common shares used to calculate diluted net income per share	116,295	113,046	116,014	113,078
Net income per share attributable to Mentor Graphics shareholders:
Basic	$0.19	$0.17	$0.20	$0.42
Diluted	$0.19	$0.16	$0.19	$0.41

We excluded from the computation of diluted net income per share stock options, restricted stock units, and ESPP purchase rights for 531 shares of common stock for the three months ended July 31, 2013 and 674 shares of common stock for the six months ended July 31, 2013 compared to 1,946 for the three months ended July 31, 2012 and 1,959 for the six months ended July 31, 2012. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have decreased the numerator of our basic and diluted earnings per share calculation by $2,349 for the three months ended July 31, 2013 and $1,881 for the six months ended July 31, 2013 for the adjustment to increase the noncontrolling interest with redemption feature to its calculated redemption value at July 31, 2013, recorded directly to retained earnings. For the three and six months ended July 31, 2012, we excluded a similar adjustment from the calculation of basic and diluted earnings per share, as the amount was not significant.

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

(12)Accumulated Other Comprehensive Income—The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of	July 31, 2013	January 31, 2013
Foreign currency translation adjustment	$17,662	$25,146
Unrealized loss on derivatives	(15)	(12)
Pension liability	261	265
Total accumulated other comprehensive income	$17,908	$25,399

(13)	Special Charges—The following is a summary of the components of special charges:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Employee severance and related costs	$631	$1,029	$2,710	$2,017
Litigation costs	3,231	1,236	5,171	1,777
Other costs, net	(3)	478	1	637
Total special charges	$3,859	$2,743	$7,882	$4,431
Special charges may include expenses incurred related to employee severance, acquisitions, excess facility costs, certain litigation costs, and asset related charges.
Employee severance and related costs include costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefits based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge.
Approximately 78% of the employee severance and related costs for the six months ended July 31, 2013 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2014. Substantially all of the employee severance and related costs for the six months ended July 31, 2012 were paid during the fiscal year ending January 31, 2013. There have been no significant modifications to the amount of these charges.
Litigation costs consist of professional service fees related to patent litigation involving us, EVE, and Synopsys regarding emulation technology. For the three and six months ended July 31, 2012, these costs have been reclassified from general and administration to special charges as further described in Note 3. "Reclassifications."
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2013:

	Accrued special charges as of	Charges during the six months ended	Adjustments (payments) during the six months ended	Accrued special charges as of
	January 31, 2013	July 31, 2013	July 31, 2013	July 31, 2013	(1)
Employee severance and related costs	$2,028	$2,710	$(3,781)	$957
Litigation costs	624	5,171	(2,155)	3,640
Other costs, net	2,889	1	(359)	2,531
Total accrued special charges	$5,541	$7,882	$(6,295)	$7,128

(1)
Of the $7,128 total accrued special charges as of July 31, 2013, $998 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $6,130 represents the short-term portion of accrued special charges.

(14)	Other Expense, Net—Other expense, net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Interest income	$530	$474	$1,155	$949
Foreign currency exchange loss	(494)	(601)	(1,869)	(816)
Other, net	(308)	(252)	(517)	(429)
Other expense, net	$(272)	$(379)	$(1,231)	$(296)

(15)Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of July 31, 2013, we had amounts receivable from these customers of $61,846. As of January 31, 2013, amounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Revenues from customers	$7,801	$21,965	$36,337	$31,274
Percentage of total revenues	3.1%	9.1%	7.6%	6.4%

(16)	Income Taxes—The provision for income taxes was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Income tax benefit	$(2,338)	$(2,764)	$(1,770)	$(1,983)
Effective tax rate	(10.9)%	(18.7)%	(8.2)%	(4.6)%
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

Our effective tax rate is (8.2)% for the six months ended July 31, 2013, after the inclusion of $(4,521) in net favorable period specific items. The period specific items primarily relate to a reduction in liabilities for uncertain tax positions and the release of a valuation allowance against deferred tax assets in the United Kingdom due to tax law changes in that jurisdiction. For our full year forecast, we have projected a 10% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2013. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
•The benefit of lower tax rates on earnings of foreign subsidiaries;
•Reduction in reserves for uncertain tax positions;
•Forecasted utilization of net operating loss carryforwards for which no previous benefit was recognized; and
•The application of tax incentives for research and development.
These differences are partially offset by:
•Repatriation of foreign subsidiary earnings to the U.S.;
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

As of July 31, 2013, we had a liability of $24,307 for income taxes associated with uncertain income tax positions. Of this liability, $5,782 was classified as short-term liabilities in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $18,525 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(17)Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Six months ended July 31,	2013	2012
Cash paid, net for:
Interest	$6,136	$5,878
Income taxes	$4,932	$5,594

We have an investment in Frontline PCB Solutions Limited Partnership (Frontline). We received returns on investment from Frontline of $2,800 during the six months ended July 31, 2013 and $2,350 during the six months ended July 31, 2012, which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(18)Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. When making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Revenues:
North America	$96,587	$101,553	$195,727	$230,663
Europe	45,701	53,964	94,408	106,595
Japan	16,477	38,181	43,154	63,164
Pacific Rim	94,451	47,113	146,442	88,307
Total revenues	$253,216	$240,811	$479,731	$488,729

For the three months ended July 31, 2013, two customers each accounted for 13% of our total revenues. For the three months ended July 31, 2012, no single customer accounted for 10% or more of our total revenues. For the six months ended July 31, 2013, no single customer accounted for 10% of our total revenues. For the six months ended July 31, 2012, one customer accounted for 10% of our total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, numerical references are in millions, except for percentages, per share data, and conversion rate data.

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

The Company

We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, military/aerospace, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.

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

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which can represent 50% or more of our system and software revenue, drive the majority of our period-to-period revenue variances. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily include short-term term licenses as well as other term licenses where we provide the customer with rights to unspecified or unreleased future products. For these reasons, the timing of large contract renewals, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with revenue changes also being driven by new contracts and increases in the capacity of existing contracts, to a lesser extent.

The EDA industry is competitive and is characterized by very strong leadership positions in specific segments of the EDA market. These strong leadership positions can be maintained for significant periods of time as the software can be difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from areas in which we are the leader. We expect to continue our strategy of developing high quality tools with number one market share potential, rather than being a broad-line supplier with undifferentiated product offerings. This strategy allows us to focus investment in areas where customer needs are greatest and where we have the opportunity to build significant market share.

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

Bad debt expense recorded for the first six months of fiscal 2014 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first six months of fiscal 2014 increased by approximately 85% compared to the first six months of fiscal 2013 primarily due to the timing of term license contract renewals and emulation orders. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 65% of total bookings for the first six months of fiscal 2014 compared to 40% for the first six months of fiscal 2013. The number of new customers during the first six months of fiscal 2014 decreased approximately 5% from the levels experienced during the first six months of fiscal 2013.

Product Development

During the first six months of fiscal 2014, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first six months of fiscal 2014, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2013	Change	2012	2013	Change	2012
System and software revenues	$150.2	7%	$139.9	$273.5	(5)%	$289.3
System and software gross profit	$134.3	10%	$122.5	$247.4	(3)%	$254.9
Gross profit percent	89%		88%	90%		88%
Service and support revenues	$103.0	2%	$100.9	$206.2	3%	$199.4
Service and support gross profit	$74.1	3%	$71.7	$147.3	4%	$141.9
Gross profit percent	72%		71%	71%		71%
Total revenues	$253.2	5%	$240.8	$479.7	(2)%	$488.7
Total gross profit	$208.4	7%	$194.2	$394.7	(1)%	$396.8
Gross profit percent	82%		81%	82%		81%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2013	Change	2012	2013	Change	2012
Upfront license revenues	$127.6	11%	$114.5	$227.9	(5)%	$240.5
Ratable license revenues	22.6	(11)%	25.4	45.6	(7)%	48.8
Total system and software revenues	$150.2	7%	$139.9	$273.5	(5)%	$289.3

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

Ten customers accounted for approximately 70% of system and software revenues for the three months ended July 31, 2013 and 60% for the six months ended July 31, 2013 compared to approximately 55% for the three and six months ended July 31, 2012.

System and software revenues increased for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 primarily as a result of increased software license revenues driven by the timing of contract renewals.

System and software revenues decreased for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 primarily due to a decrease in sales of emulation hardware systems.

For the three months ended July 31, 2013, two customers each accounted for 13% of total revenues. For the three months ended July 31, 2012 no single customer accounted for 10% or more of total revenues. For the six months ended July 31, 2013, no single customer accounted for 10% or more of total revenues. For the six months ended July 31, 2012, one customer accounted for 10% of total revenues.

System and software gross profit percentage was higher for the three and six months ended July 31, 2013 compared to the three and six months ended July 31, 2012 primarily due to a more favorable product mix and reduced amortization of purchased technology.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three and six months ended July 31, 2013 compared to the three and six months ended July 31, 2012 was primarily due to increased service revenues resulting from an increase in our installed base and the timing of service delivery on consulting contracts.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2013	Change	2012	2013	Change	2012
North America	$96.6	(5)%	$101.5	$195.7	(15)%	$230.6
Europe	45.7	(15)%	54.0	94.4	(11)%	106.6
Japan	16.5	(57)%	38.2	43.2	(32)%	63.2
Pacific Rim	94.4	100%	47.1	146.4	66%	88.3
Total revenues	$253.2	5%	$240.8	$479.7	(2)%	$488.7

The changes in revenues in Japan and Pacific Rim for the three and six months ended July 31, 2013 compared to the three and six months ended July 31, 2012 were primarily due to the timing of contract renewals.

For the three and six months ended July 31, 2013, approximately one-third of European and substantially all of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had an unfavorable impact of ($3.6) for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 and ($8.3) for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Revenues:
IC Design to Silicon	50%	35%	45%	40%
Scalable Verification	20%	25%	20%	25%
Integrated System Design	20%	25%	25%	25%
New & Emerging Products	5%	5%	5%	5%
Services & Other	5%	10%	5%	5%
Total revenues	100%	100%	100%	100%

Certain reclassifications have been made between categories in the fiscal 2013 presentation to be consistent with the fiscal 2014 presentation.

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2013	Change	2012	2013	Change	2012
Research and development	$80.3	10%	$72.9	$160.0	11%	$144.0
Marketing and selling	79.8	1%	79.1	158.9	—%	158.8
General and administration	17.2	(8)%	18.7	33.5	(4)%	34.8
Equity in earnings of Frontline	(1.0)	43%	(0.7)	(1.3)	—%	(1.3)
Amortization of intangible assets	1.6	—%	1.6	3.2	(3)%	3.3
Special charges	3.9	44%	2.7	7.9	80%	4.4
Total operating expenses	$181.8	4%	$174.3	$362.2	5%	$344.0

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Research and development	32%	30%	33%	29%
Marketing and selling	32%	33%	33%	32%
General and administration	7%	8%	7%	7%
Total selected operating expenses	71%	71%	73%	68%

Research and Development

Research and development expenses increased by $7.4 for the three months ended July 31, 2013 compared to the three months ended July 31, 2012, and $16.0 for the six months ended July 31, 2013 compared to the six months ended July 31, 2012. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$3.3	$7.8
Supplies and equipment	1.2	1.9
Expenses associated with acquired businesses	0.7	1.0
Other expenses	2.2	5.3
Total change in research and development expenses	$7.4	$16.0

Marketing and Selling

Marketing and selling expenses increased by $0.7 for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 and $0.1 for the six months ended July 31, 2013 compared to the six months ended July 31, 2012. The components of these increases are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(0.1)	$(2.3)
Other expenses	0.8	2.4
Total change in marketing and selling expenses	$0.7	$0.1

General and Administration

General and administration expenses decreased by $1.5 for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 and $1.3 for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(1.8)	$(1.6)
Other expenses	0.3	0.3
Total change in general and administration expenses	$(1.5)	$(1.3)

We have reclassified litigation costs related to patent litigation involving us, EVE S.A., and Synopsys, Inc. from general and administration to special charges, for the three months ended April 30, 2013 and 2012, and the three and six months ended July 31, 2012. A further description is provided in Note 3. "Reclassifications" of Notes to Financial Statements.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses, primarily due to movements in the Japanese yen, of approximately $1.5 for the three months ended July 31, 2013, compared to the three months ended July 31, 2012, and approximately $3.3 for the six months ended July 31, 2013, compared to the six months ended July 31, 2012. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by us and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income, as reported	$1.2	$1.9	$2.3	$3.7
Amortization of purchased technology and other identified intangible assets	(0.2)	(1.2)	(1.0)	(2.4)
Equity in earnings of Frontline	$1.0	$0.7	$1.3	$1.3

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2013	Change	2012	2013	Change	2012
Employee severance and related costs	$0.6	(40)%	$1.0	$2.7	35%	$2.0
Litigation costs	3.3	175%	1.2	5.2	206%	1.7
Other costs, net	—	(100)%	0.5	—	(100)%	0.7
Total special charges	$3.9	44%	$2.7	$7.9	80%	$4.4

Special charges may include expenses incurred related to employee severance, acquisitions, excess facility costs, certain litigation costs, and asset related charges.
Employee severance and related costs include costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge.

Litigation costs consist of professional service fees related to patent litigation involving us, EVE S.A., and Synopsys, Inc. regarding emulation technology. For the three months ended April 30, 2013 and 2012, and the three and six months ended July 31, 2012, these costs have been reclassified from general and administration to special charges as further described in Note 3. "Reclassifications" of Notes to Financial Statements.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2013	Change	2012	2013	Change	2012
Income tax benefit	$(2.3)	(18)%	$(2.8)	$(1.8)	(10)%	$(2.0)

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

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Effective Tax Rate	(11)%	(19)%	(8)%	(5)%
Net period specific items benefit	$(4.9)	$(3.9)	$(4.5)	$(5.2)
Effective tax rate without period specific items	12%	8%	13%	8%

For the six months ended July 31, 2013, we have a 13% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the six months ended July 31, 2012 due to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected a 10% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2013. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of July 31, 2013, we have cash totaling $177.7 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S. and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional taxes to repatriate these funds.

To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

At any point in time, we have significant balances in operating accounts that are with individual third-party financial institutions, which may exceed the Federal Deposit Insurance Corporation insurance limits or other regulatory insurance program limits. We monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

Cash Flow Information

Six months ended July 31,	2013	2012
Cash provided by operating activities	$35.2	$34.4
Cash used in investing activities	$(21.5)	$(24.0)
Cash used in financing activities	$(26.0)	$(8.1)

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

Trade Accounts and Term Receivables

As of	July 31, 2013	January 31, 2013
Trade accounts receivable	$94.6	$178.4
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$270.9	$233.9
Term receivables, long-term	$216.1	$250.5
Average days sales outstanding in trade accounts receivable, including the short-term portion of term receivables	130 days	112 days
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	34 days	48 days

The increase in average days sales outstanding in trade accounts receivable, including the short-term portion of term receivables as of July 31, 2013 was primarily due to a decrease in revenue in the second quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. The decrease in average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables as of July 31, 2013 was primarily due to a decrease in trade accounts receivable as of July 31, 2013 compared to January 31, 2013.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $487.0 as of July 31, 2013 compared to $484.4 as of January 31, 2013.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $9.6 for the six months ended July 31, 2013 compared to $8.5 for the six months ended July 31, 2012. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2014.

Accrued Payroll and Related Liabilities

As of	July 31, 2013	January 31, 2013
Accrued payroll and related liabilities	$52.7	$101.4

The decrease in accrued payroll and related liabilities as of July 31, 2013 compared to January 31, 2013 was primarily due to incentive payments made during fiscal 2014 on fiscal 2013 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2013 primarily consisted of capital expenditures and cash paid for purchases of short-term investments.

During the six months ended July 31, 2013, we invested excess cash of $7.8 into certificates of deposit with an annual interest rate of 8.75%. We sold $3.1 of these investments during the six months ended July 31, 2013.

Expenditures for property, plant, and equipment decreased to $13.8 for the six months ended July 31, 2013 compared to $22.2 for the six months ended July 31, 2012. The expenditures for property, plant, and equipment for the six months ended July 31, 2013 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2014 to be approximately $40.0. We plan to finance these capital expenditures using cash on hand.

During the six months ended July 31, 2013, we acquired certain assets of one privately-held company, which constituted a business, for cash of approximately $3.0. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities

For the six months ended July 31, 2013, cash used in financing activities consisted primarily of repurchases of our common stock and the payment of dividends offset in part by proceeds from the issuance of common stock.

In April 2011, we announced a share repurchase program under which we may repurchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, our Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0. During the six months ended July 31, 2013, we repurchased 2.2 shares of common stock for $40.0 under this program. As of July 31, 2013, $36.1 remained available for repurchase under this program. On August 21, 2013, our Board of Directors approved an additional increase in the amount we may repurchase under this program of $63.9 which increased the total amount available for repurchase to $100.0.

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. During the six months ended July 31, 2013, we paid two quarterly dividends of $0.045 per share of outstanding common stock for a total of $10.1 million. On August 21, 2013, we announced a quarterly dividend of $0.045 per share of outstanding common stock, payable on September 30, 2013 to shareholders of record as of the close of business on September 10, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $73.7 is available for common stock purchases or dividend payments under this limit as of July 31, 2013.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.
The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion rate as of July 31, 2013 of 48.9350 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.44 per share) for a total of 12.381 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.52 per share as of July 31, 2013, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As the result of us declaring cash dividends during the six months ended July 31, 2013, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 48.9350 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.44 per share of our common stock).

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

For further information on the 4.00% Debentures, see Note 7. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

On May 24, 2013, we amended our syndicated, senior, unsecured, revolving credit facility, extending the termination date to May 24, 2017.

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the six months ended July 31, 2013 and 2012.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50.0 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of July 31, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2014

We expect revenues for the third quarter of fiscal 2014 to be approximately $260.0 million with earnings per share for the same period of approximately $0.11 per diluted share. For the full fiscal year 2014, we expect revenues of approximately $1.155 billion with earnings per share of $1.31 per diluted share.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2013. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$5.2	4.42%
Short-term investments - fixed rate	4.1	8.75%
Total fixed rate interest bearing instruments	$9.3	6.35%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of July 31, 2013 and July 31, 2012. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

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

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of July 31, 2013 and 2012, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.1 outstanding as of July 31, 2013 and $5.1 as of July 31, 2012 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	July 31, 2013		January 31, 2013
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$28.4	99.31	$40.6	90.11
Euro	24.1	0.76	27.0	0.74
British pound	14.2	0.66	13.9	0.63
Swedish krona	11.1	6.57	13.1	6.52
Israeli shekel	8.0	3.58	5.0	3.72
Canadian dollar	6.6	1.04	9.5	0.99
Other (1)	30.0	—	23.7	—
Total forward contracts	$122.4		$132.8

(1)
Other includes the Armenian dram, Indian rupee, Danish kroner, Chinese yuan, Russian ruble, Norwegian kroner, Swiss franc, Korean won, Polish zloty, Taiwan dollar, Hungarian forint and Singapore dollar.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2012, Synopsys, Inc. filed a lawsuit claiming patent infringement against Mentor Graphics Corporation in federal district court in the Northern District of California, alleging that Mentor's Veloce family of products infringes on four Synopsys United States Patents. This case seeks compensatory damages and a permanent injunction against the licensing of several of our software and hardware products, including our emulation products. We believe this lawsuit was filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together, EVE), which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE's Zebu emulation products infringe several of our patents, were filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

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

Our revenues, particularly new hardware and software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or canceled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal quarter attempting to obtain more favorable terms. This may result in failure to agree to terms within the fiscal quarter and cause expected revenue to slip into a subsequent quarter.

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

Our revenues are also affected by the mix of transaction types entered into where we recognize revenues in different ways as required by accounting rules: as payments become due and payable, on a cash basis, or ratably over the license term, or recognized at the beginning of the license term. We recognize revenues ratably over the license term, for instance, when the customer is provided with rights to unspecified or unreleased future products. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

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

Price competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software or hardware products with other more desirable products at low prices or no marginal cost for promotional purposes, as a long-term pricing strategy or to engage in predatory pricing. These practices could significantly reduce demand for our products or limit prices we can charge.

We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with smaller companies and compete with manufacturers of electronic devices that have developed their own EDA products internally.

We may experience difficulty in manufacturing our emulation hardware.

We contract with two manufacturers to assemble our hardware emulation products and purchase some components from a single supplier. We may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints, components rejected that do not meet our standards, low yields of ICs, subassemblies, or printed circuit boards, or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis.

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

Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods, changes in a specific country’s or region’s economic or political conditions, trade protection measures, local labor laws, import or export licensing requirements, anti-corruption, anti-bribery, and other similar laws, loss or modification of exemptions for taxes and tariffs, limitations on repatriation of earnings, and difficulties with licensing and protecting our intellectual property rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or limited from doing business in one or more countries.

IC and printed circuit board (PCB) technology evolves rapidly.

The complexity of ICs, PCBs, and electrical systems continue to rapidly increase. In response to this increasing complexity, new design tools and methodologies must be invented or acquired quickly to remain competitive. If we fail to quickly respond to new technological developments, our products could become obsolete or uncompetitive, which could materially adversely impact our business.

Errors or defects in our products and services could expose us to liability.

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with or manufactured using tools that may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of, or delay in, revenue and loss of market share;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolve problems resulting from errors or defects; and

•	Increased support or service costs.

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

The accounting rules governing revenue recognition are complex and have been subject to authoritative interpretations that have generally made it more difficult to recognize software revenues at the beginning of the license period. To the extent that we do not recognize as much revenue at the beginning of the license period as in the past, such a change in accounting rules could have a material adverse impact on our short-term results.

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

Patent holders are making increasing efforts to monetize their patent portfolios. Intellectual property (IP) infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, either due to damage awards, payment of legal fees, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation in Japan, California and Oregon involving EVE and Synopsys, Inc. Further information regarding these lawsuits is contained in Part II, Item 1, Legal Proceedings.

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

We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the United States. In particular, approximately 10% of our workforce, and a larger percentage of our engineers, are located in our offices in Israel, Egypt and Pakistan which may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material and adverse effect on product delivery and our research and development operations.

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

Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee errors or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity, violations of privacy laws, and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses "cloud" storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers.

Our shareholder rights plan may have anti-takeover effects.

In June 2013, among other changes, we extended the term of our shareholder rights plan. The shareholder rights plan has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The provisions of our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.

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

As of July 31, 2013, we had $257.2 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $4.2 million in short-term borrowings. This level of indebtedness among other things could:

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

Our 4.00% Debentures are convertible into our common stock under certain circumstances at a conversion price of $20.44 per share. These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.52 per share, for at least 20 days of the last 30 trading days of the previous fiscal quarter. If the debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which could have a material adverse impact on our liquidity and financial condition.
If we experience a decline in revenues, we could have difficulty paying amounts due on our indebtedness. Any default under our indebtedness could have a material adverse impact on our business.

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

Ability to pay dividends.

We currently declare and pay quarterly cash dividends on our common stock.  Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow and other factors our board of directors deems relevant. Our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
May 1 - May 31, 2013	—	$—	—	$56,095,145
June 1 - June 30, 2013	190,000	19.38	190,000	52,413,699
July 1 - July 31, 2013	812,465	20.09	812,465	36,095,163
Total	1,002,465	$19.95	1,002,465

On April 18, 2011, we announced a share repurchase program approved by our Board of Directors which authorized the repurchase of up to $150.0 million of our common stock over a three year period. On February 27, 2012, our Board of Directors authorized an additional $50.0 million of our common stock to be repurchased under this program, and clarified that the $25.0 million of shares repurchased in April 2011, using proceeds from our issuance of 4.00% Convertible Subordinated Debentures are considered to have been part of this program. On August 21, 2013, our Board of Directors authorized an additional $63.9 million of our common stock to be repurchased under this program.

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

Dated: September 5, 2013	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer