Form 10-Q
period 2013-10-31
MENTOR GRAPHICS CORP
filed 2013-12-04
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Number of shares of common stock, no par value, outstanding as of 12/2/2013: 114,609,737

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
In thousands, except per share data
Revenues:
System and software	$170,835	$166,301	$444,322	$455,614
Service and support	104,807	102,459	311,051	301,875
Total revenues	275,642	268,760	755,373	757,489
Cost of revenues:
System and software	15,947	19,214	40,082	49,296
Service and support	29,396	29,290	88,380	86,834
Amortization of purchased technology	729	1,759	2,648	6,092
Total cost of revenues	46,072	50,263	131,110	142,222
Gross profit	229,570	218,497	624,263	615,267
Operating expenses:
Research and development	86,799	76,214	246,823	220,211
Marketing and selling	85,746	84,673	244,664	243,493
General and administration	18,917	16,965	52,452	51,702
Equity in earnings of Frontline	(1,392)	(381)	(2,739)	(1,630)
Amortization of intangible assets	1,440	1,242	4,650	4,547
Special charges	4,688	1,975	12,570	6,406
Total operating expenses	196,198	180,688	558,420	524,729
Operating income	33,372	37,809	65,843	90,538
Other income (expense), net	352	57	(879)	(239)
Interest expense	(4,967)	(4,652)	(14,649)	(13,983)
Income before income tax	28,757	33,214	50,315	76,316
Income tax expense (benefit)	3,634	1,148	1,864	(835)
Net income	25,123	32,066	48,451	77,151
Less: Income (loss) attributable to noncontrolling interest	(412)	1,425	(1,271)	161
Net income attributable to Mentor Graphics shareholders	$25,535	$30,641	$49,722	$76,990
Net income per share:
Basic	$0.21	$0.27	$0.40	$0.70
Diluted	$0.20	$0.27	$0.39	$0.68
Weighted average number of shares outstanding:
Basic	113,986	111,575	113,232	110,454
Diluted	117,078	114,721	116,395	113,584
Cash dividends declared per common share	$0.045	$—	$0.135	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
In thousands
Net income	$25,123	$32,066	$48,451	$77,151
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	211	251	(59)	349
Less: reclassification adjustment for net gain (loss) included in net income	209	234	(58)	157
Net change	2	17	(1)	192
Change in accumulated translation adjustment	3,947	4,439	(3,489)	(2,490)
Change in pension liability	(2)	(4)	(6)	(11)
Other comprehensive income (loss)	3,947	4,452	(3,496)	(2,309)
Comprehensive income	29,070	36,518	44,955	74,842
Less amounts attributable to the noncontrolling interest:
Net income (loss)	(412)	1,425	(1,271)	161
Change in accumulated translation adjustment	(46)	(24)	2	(58)
Comprehensive income (loss) attributable to the noncontrolling interest	(458)	1,401	(1,269)	103
Comprehensive income attributable to Mentor Graphics shareholders	$29,528	$35,117	$46,224	$74,739
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	October 31, 2013	January 31, 2013
In thousands
Assets
Current assets:
Cash and cash equivalents	$219,907	$223,783
Short-term investments	4,078	—
Trade accounts receivable, net of allowance for doubtful accounts of $4,907 as of October 31, 2013 and $5,331 as of January 31, 2013	369,003	412,245
Other receivables	17,001	10,974
Inventory	19,542	18,036
Prepaid expenses and other	22,883	24,941
Deferred income taxes	9,286	14,973
Total current assets	661,700	704,952
Property, plant, and equipment, net of accumulated depreciation of $315,837 as of October 31, 2013 and $300,914 as of January 31, 2013	157,195	162,402
Term receivables	241,122	250,497
Goodwill	540,224	535,932
Intangible assets, net of accumulated amortization of $193,305 as of October 31, 2013 and $186,060 as of January 31, 2013	18,698	21,838
Other assets	71,870	69,663
Total assets	$1,690,809	$1,745,284
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,896	$5,964
Accounts payable	14,104	20,906
Income taxes payable	5,615	9,180
Accrued payroll and related liabilities	70,732	101,354
Accrued and other liabilities	39,318	40,662
Deferred revenue	194,748	233,759
Total current liabilities	326,413	411,825
Notes payable	222,794	218,546
Deferred revenue	16,102	17,755
Income tax liability	20,335	22,663
Other long-term liabilities	24,335	28,318
Total liabilities	609,979	699,107
Commitments and contingencies (Note 8)
Noncontrolling interest with redemption feature	15,343	12,698
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2013 and January 31, 2013; 114,585 shares issued and outstanding as of October 31, 2013 and 112,902 shares issued and outstanding as of January 31, 2013	815,839	810,902
Retained earnings	227,747	197,178
Accumulated other comprehensive income	21,901	25,399
Total stockholders’ equity	1,065,487	1,033,479
Total liabilities and stockholders’ equity	$1,690,809	$1,745,284
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended October 31,	2013	2012
In thousands
Operating Cash Flows:
Net income	$48,451	$77,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	26,104	24,701
Amortization of intangible assets, debt costs and other	13,303	15,500
Stock-based compensation	21,269	17,162
Deferred income taxes	4,121	(1,965)
Changes in other long-term liabilities	(3,405)	(3,164)
Dividends received from unconsolidated entities, net of equity in income	1,136	2,210
Other	(15)	67
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	42,210	(51,202)
Prepaid expenses and other	(11,087)	(6,270)
Term receivables, long-term	8,621	12,249
Accounts payable and accrued liabilities	(39,787)	(43,601)
Income taxes receivable and payable	(6,190)	(4,933)
Deferred revenue	(40,705)	14,967
Net cash provided by operating activities	64,026	52,872
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	3,112	—
Purchases of short-term investments	(7,820)	—
Purchases of property, plant, and equipment	(21,366)	(35,575)
Acquisitions of businesses and equity interests, net of cash acquired	(6,408)	(1,945)
Net cash used in investing activities	(32,482)	(37,520)
Financing Cash Flows:
Proceeds from issuance of common stock	37,801	33,028
Repurchase of common stock	(49,995)	(20,000)
Tax benefit from share options exercised	—	139
Dividends paid	(15,239)	—
Net decrease in short-term borrowings	(3,990)	(11,432)
Repayments of other borrowings	(2,712)	(1,871)
Net cash used in financing activities	(34,135)	(136)
Effect of exchange rate changes on cash and cash equivalents	(1,285)	(1,985)
Net change in cash and cash equivalents	(3,876)	13,231
Cash and cash equivalents at the beginning of the period	223,783	146,499
Cash and cash equivalents at the end of the period	$219,907	$159,730
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

(2)Recent Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which provides specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard will have no effect on our financial position, results of operations or cash flows. However, once adopted, the standard may change the presentation of unrecognized tax benefits and deferred tax assets in the balance sheet and the income taxes section of the notes to the financial statements.

In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

(3)Reclassifications—Certain items have been reclassified within operating expenses for the three and nine months ended October 31, 2012. We have reclassified certain litigation costs out of general and administration into special charges, related to patent litigation involving Emulation and Verification Engineering S.A. and EVE-USA, Inc (together, EVE), Synopsys, Inc. (Synopsys), and us regarding emulation technology. These litigation costs are included in special charges because of their unique nature due to the significance in variability of timing and amount. These reclassifications had no impact on total operating expenses, operating income, or net income. See further discussion of these lawsuits in Note 8. "Commitments and Contingencies."

The reclassification of our previously issued condensed consolidated statement of operations was made to conform to the current period presentation.

The amounts have been reclassified in our condensed consolidated statements of operations for the time periods noted below as follows:

	Three months ended October 31, 2012		Nine months ended October 31, 2012
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
General and administration	$17,794	$16,965	$54,308	$51,702
Special charges	$1,146	$1,975	$3,800	$6,406

(4)Fair Value Measurement— The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$4,078	$—	$4,078	$—
Contingent consideration	(4,901)	—	—	(4,901)
Total	$(823)	$—	$4,078	$(4,901)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(6,016)	$—	$—	$(6,016)

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of October 31, 2013, of the total recorded balance, $1,580 was included in accrued and other liabilities and $3,321 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2013, of the total recorded balance, $1,197 was included in accrued and other liabilities and $4,819 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of October 31, 2013 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$6,183
Discount rate	9.5%	-	16%
Timing of cash flows (in years)	0	-	4

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2013	$6,016
New contingent consideration	540
Payments	(1,191)
Adjustments	(603)
Interest accretion	139
Balance as of October 31, 2013	$4,901

The following table summarizes the fair value and carrying value of notes payable:

As of	October 31, 2013	January 31, 2013
Fair value of notes payable	$321,075	$293,867
Carrying value of notes payable	$222,794	$218,546

We based the fair value of notes payable on the quoted market price or rates available to us for instruments with similar terms and maturities (Level 2). Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of October 31, 2013 and January 31, 2013.

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

Term receivable and trade accounts receivable balances were as follows:

As of	October 31, 2013	January 31, 2013
Trade accounts receivable	$124,240	$178,351
Term receivables, short-term	$244,763	$233,894
Term receivables, long-term	$241,122	$250,497

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

The credit risk assessment for our long-term receivables was as follows:

As of	October 31, 2013	January 31, 2013
S&P credit rating:
AAA+ through BBB-	$145,516	$133,773
BB+ and lower	34,716	45,298
	180,232	179,071
Internal credit assessment	60,890	71,426
Total long-term term receivables	$241,122	$250,497

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Nine months ended October 31, 2013	$5,331	$(331)	$(93)	$4,907
Nine months ended October 31, 2012	$4,432	$285	$(146)	$4,571
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $22,267 for the nine months ended October 31, 2013 compared to $19,379 for the nine months ended October 31, 2012. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

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
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the nine months ended October 31, 2013 and 2012.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of October 31, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

(7)Notes Payable—In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to the SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion rate, as of October 31, 2013, of 49.033 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.39 per share) for a total of 12,405 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.46 per share as of October 31, 2013, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As a result of declaring cash dividends during the nine months ended October 31, 2013, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.033 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.39 per share of our common stock).

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	October 31, 2013	January 31, 2013
Principal amount	$253,000	$253,000
Unamortized debt discount	(30,206)	(34,454)
Net carrying amount of the liability component	$222,794	$218,546
Equity component	$43,930	$43,930

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Interest expense at the contractual interest rate	$2,530	$2,530	$7,590	$7,590
Amortization of debt discount	$1,441	$1,342	$4,248	$3,955

The effective interest rate on the 4.00% Debentures was 7.25% for the nine months ended October 31, 2013 and 2012.

(8)	Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of October 31, 2013, we were not aware of any material liabilities arising from these indemnification obligations.

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

(9)	Stock-Based Compensation and Stockholders' Equity

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Cost of revenues	$520	$393	$1,438	$1,080
Operating expenses:
Research and development	2,865	2,272	8,018	6,604
Marketing and selling	1,998	1,644	5,651	4,818
General and administration	2,043	1,400	6,162	4,660
Equity plan-related compensation expense	$7,426	$5,709	$21,269	$17,162

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045	$5,096
11/21/2013	12/10/2013	1/2/2014	$0.045

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

(10)Incentive Stock Rights—Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock, payable to holders of record on July 6, 2010. On December 23, 2011, our Board of Directors amended the Stock Purchase Rights Plan to, among other things, extend the expiration date of the rights and increase the exercise price of each right. On June 28, 2013, our Board of Directors amended the Stock Purchase Rights Plan to extend the expiration date of the rights, change the ownership threshold for certain types of investors, increase the exercise price of each right, and add a qualifying offer provision. As long as the rights are attached to our common stock, we will issue one right with each new share of common stock so that all such shares will have attached rights. Under certain conditions, each right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of ninety dollars, subject to adjustment. The rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% (20% for certain types of "passive institutional investors") or more of our common stock.

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

(11)Net Income Per Share—We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon vesting of restricted stock units, common shares issuable upon exercise of stock options, purchase rights from ESPPs, and common shares issuable upon conversion of the convertible subordinated debentures using the treasury stock method, if dilutive.

The following provides the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Net income attributable to Mentor Graphics shareholders	$25,535	$30,641	$49,722	$76,990
Noncontrolling interest adjustment to redemption value	(2,032)	—	(3,913)	—
Adjusted net income attributable to Mentor Graphics shareholders	$23,503	$30,641	$45,809	$76,990
Weighted average common shares used to calculate basic net income per share	113,986	111,575	113,232	110,454
Employee stock options, restricted stock units, and employee stock purchase plan	3,092	3,146	3,163	3,130
Weighted average common and potential common shares used to calculate diluted net income per share	117,078	114,721	116,395	113,584
Net income per share attributable to Mentor Graphics shareholders:
Basic	$0.21	$0.27	$0.40	$0.70
Diluted	$0.20	$0.27	$0.39	$0.68

We excluded from the computation of diluted net income per share stock options, restricted stock units, and ESPP purchase rights for 73 shares of common stock for the three months ended October 31, 2013 and 1,238 shares of common stock for the nine months ended October 31, 2013 compared to 1,205 for the three months ended October 31, 2012 and 2,626 for the nine months ended October 31, 2012. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have decreased the numerator of our basic and diluted earnings per share calculation by $2,032 for the three months ended October 31, 2013 and $3,913 for the nine months ended October 31, 2013 for the adjustment to increase the noncontrolling interest with redemption feature to its calculated redemption value at October 31, 2013, recorded directly to retained earnings. For the three and nine months ended October 31, 2012, we excluded a similar adjustment from the calculation of basic and diluted earnings per share, as the amount was not significant.

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

(12)Accumulated Other Comprehensive Income—The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of	October 31, 2013	January 31, 2013
Foreign currency translation adjustment	$21,655	$25,146
Unrealized loss on derivatives	(13)	(12)
Pension liability	259	265
Total accumulated other comprehensive income	$21,901	$25,399

(13)	Special Charges—The following is a summary of the components of special charges:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Employee severance and related costs	$1,133	$612	$3,843	$2,629
Litigation costs	3,046	829	8,217	2,606
Other costs, net	509	534	510	1,171
Total special charges	$4,688	$1,975	$12,570	$6,406
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
Approximately 75% of the employee severance and related costs for the nine months ended October 31, 2013 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2014. Substantially all of the employee severance and related costs for the nine months ended October 31, 2012 were paid during the fiscal year ending January 31, 2013. There have been no significant modifications to the amount of these charges.
Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology. For the three and nine months ended October 31, 2012, these costs have been reclassified from general and administration to special charges as further described in Note 3. "Reclassifications."
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2013:

	Accrued special charges as of	Charges during the nine months ended	Adjustments (payments) during the nine months ended	Accrued special charges as of
	January 31, 2013	October 31, 2013	October 31, 2013	October 31, 2013	(1)
Employee severance and related costs	$2,028	$3,843	$(4,641)	$1,230
Litigation costs	624	8,217	(4,485)	4,356
Other costs, net	2,889	510	(620)	2,779
Total accrued special charges	$5,541	$12,570	$(9,746)	$8,365

(1)
Of the $8,365 total accrued special charges as of October 31, 2013, $660 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $7,705 represents the short-term portion of accrued special charges.

(14)	Other Income (Expense), Net—Other income (expense), net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Interest income	$681	$458	$1,836	$1,407
Foreign currency exchange loss	(198)	(243)	(2,067)	(1,059)
Other, net	(131)	(158)	(648)	(587)
Other income (expense), net	$352	$57	$(879)	$(239)

(15)Related Party Transactions—Certain members of our Board of Directors also serve on the board of directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of October 31, 2013, we had amounts receivable from these customers of $61,640. As of January 31, 2013, amounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Revenues from customers	$13,945	$7,377	$50,282	$38,651
Percentage of total revenues	5.1%	2.7%	6.7%	5.1%

(16)	Income Taxes—The provision for income taxes was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Income tax expense (benefit)	$3,634	$1,148	$1,864	$(835)
Effective tax rate	13%	3%	4%	(1)%
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

Our effective tax rate is 4% for the nine months ended October 31, 2013, after the inclusion of $(4,591) in net favorable period specific items. The period specific items primarily relate to a reduction in liabilities for uncertain tax positions and the release of a valuation allowance against deferred tax assets in the United Kingdom due to tax law changes in that jurisdiction. For our full year forecast, we have projected a 9% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2013. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
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

As of October 31, 2013, we had a liability of $24,611 for income taxes associated with uncertain income tax positions. Of this liability, $4,276 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $20,335 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(17)Supplemental Cash Flow Information—The following provides information concerning supplemental disclosures of cash flow activities:

Nine months ended October 31,	2013	2012
Cash paid, net for:
Interest	$11,803	$11,376
Income taxes	$7,911	$8,651

We have an investment in Frontline PCB Solutions Limited Partnership (Frontline). We received returns on investment from Frontline of $4,000 during the nine months ended October 31, 2013 and $3,950 during the nine months ended October 31, 2012, which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(18)Segment Reporting—Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. When making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Revenues:
North America	$138,819	$125,809	$334,546	$356,472
Europe	57,571	58,937	151,979	165,532
Japan	18,911	23,602	62,065	86,766
Pacific Rim	60,341	60,412	206,783	148,719
Total revenues	$275,642	$268,760	$755,373	$757,489

For the three months ended October 31, 2013, one customer accounted for 11% of our total revenues. For the nine months ended October 31, 2013 and for the three and nine months ended October 31, 2012, no customer accounted for 10% or more of our total revenues.

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

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which are approximately 50% or more of our system and software revenue, drive the majority of our period-to-period revenue variances. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily include short-term term licenses as well as other term licenses where we provide the customer with rights to unspecified or unreleased future products. For these reasons, the timing of large contract renewals, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with revenue changes also being driven by new contracts and increases in the capacity of existing contracts, to a lesser extent.

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

Bad debt expense recorded for the first nine months of fiscal 2014 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first nine months of fiscal 2014 increased by approximately 60% compared to the first nine months of fiscal 2013 primarily due to the timing of term license contract renewals and emulation orders. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 55% of total bookings for the first nine months of fiscal 2014 compared to 35% for the first nine months of fiscal 2013. The number of new customers during the first nine months of fiscal 2014 decreased approximately 10% from the levels experienced during the first nine months of fiscal 2013.

Product Development

During the first nine months of fiscal 2014, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first nine months of fiscal 2014, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2013	Change	2012	2013	Change	2012
System and software revenues	$170.8	3%	$166.3	$444.3	(2)%	$455.6
System and software gross profit	$154.2	6%	$145.3	$401.6	—%	$400.2
Gross profit percent	90%		87%	90%		88%
Service and support revenues	$104.8	2%	$102.5	$311.1	3%	$301.9
Service and support gross profit	$75.4	3%	$73.2	$222.7	4%	$215.1
Gross profit percent	72%		71%	72%		71%
Total revenues	$275.6	3%	$268.8	$755.4	—%	$757.5
Total gross profit	$229.6	5%	$218.5	$624.3	1%	$615.3
Gross profit percent	83%		81%	83%		81%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2013	Change	2012	2013	Change	2012
Upfront license revenues	$148.4	3%	$144.6	$376.3	(2)%	$385.1
Ratable license revenues	22.4	3%	21.7	68.0	(4)%	70.5
Total system and software revenues	$170.8	3%	$166.3	$444.3	(2)%	$455.6

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from term product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of a license term. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily consist of short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fees from the accretion of the discount on long-term installment receivables.

Ten customers accounted for approximately 60% of system and software revenues for the three months ended October 31, 2013 and 2012 and approximately 45% for the nine months ended October 31, 2013 and 2012.

System and software revenues increased for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily as a result of increased software license revenues driven by the timing of contract renewals.

System and software revenues decreased for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 primarily due to a decrease in shipments of emulation hardware systems.

For the three months ended October 31, 2013, one customer accounted for 11% of total revenues. For the nine months ended October 31, 2013 and the three and nine months ended October 31, 2012, no single customer accounted for 10% or more of total revenues.

System and software gross profit percent was higher for the three and nine months ended October 31, 2013 compared to the three and nine months ended October 31, 2012 primarily due to a more favorable product mix and reduced amortization of purchased technology.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 was primarily due to increased support revenues resulting from an increase in our installed base. The increase in service and support revenues for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 was due to increased support revenues resulting from an increase in our installed base and increased services revenues due to the timing of service delivery on consulting contracts.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2013	Change	2012	2013	Change	2012
North America	$138.8	10%	$125.9	$334.5	(6)%	$356.5
Europe	57.6	(2)%	58.9	152.0	(8)%	165.5
Japan	18.9	(20)%	23.6	62.1	(28)%	86.8
Pacific Rim	60.3	—%	60.4	206.8	39%	148.7
Total revenues	$275.6	3%	$268.8	$755.4	—%	$757.5

The changes in revenues in Japan for the three and nine months ended October 31, 2013 compared to the three and nine months ended October 31, 2012 were primarily due to foreign exchange and the timing of contract renewals. The changes in revenues in the Pacific Rim for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 were primarily due to the timing of contract renewals.

For the three and nine months ended October 31, 2013, approximately one-third of European and approximately 90% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies.

Foreign currency had an unfavorable impact of ($4.1) for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 and ($12.4) for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Revenues:
IC Design to Silicon	35%	25%	40%	35%
Scalable Verification	25%	30%	20%	25%
Integrated System Design	25%	25%	25%	25%
New & Emerging Products	5%	10%	5%	5%
Services & Other	10%	10%	10%	10%
Total revenues	100%	100%	100%	100%

Certain reclassifications have been made between categories in the fiscal 2013 presentation to be consistent with the fiscal 2014 presentation.

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2013	Change	2012	2013	Change	2012
Research and development	$86.8	14%	$76.2	$246.8	12%	$220.2
Marketing and selling	85.7	1%	84.7	244.7	—%	243.5
General and administration	18.9	12%	16.9	52.5	2%	51.7
Equity in earnings of Frontline	(1.4)	367%	(0.3)	(2.7)	69%	(1.6)
Amortization of intangible assets	1.4	17%	1.2	4.6	2%	4.5
Special charges	4.7	135%	2.0	12.6	97%	6.4
Total operating expenses	$196.1	9%	$180.7	$558.5	6%	$524.7

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Research and development	31%	28%	33%	29%
Marketing and selling	31%	32%	32%	32%
General and administration	7%	6%	7%	7%
Total selected operating expenses	69%	66%	72%	68%

Research and Development

Research and development expenses increased by $10.6 for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, and $26.6 for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$6.1	$13.9
Supplies and equipment	0.4	2.3
Expenses associated with acquired businesses	0.6	1.6
Other expenses	3.5	8.8
Total change in research and development expenses	$10.6	$26.6

Marketing and Selling

Marketing and selling expenses increased by $1.0 for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 and $1.2 for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$1.8	$(0.4)
Other expenses	(0.8)	1.6
Total change in marketing and selling expenses	$1.0	$1.2

General and Administration

General and administration expenses increased by $2.0 for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 and $0.8 for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The components of these increases are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expense	$0.9	$(0.7)
Stock compensation	0.6	1.5
Other expenses	0.5	—
Total change in general and administration expenses	$2.0	$0.8

We have reclassified litigation costs related to patent litigation involving us, EVE S.A., and Synopsys, Inc. from general and administration to special charges, for the three and nine months ended October 31, 2012. A further description is provided in Note 3. "Reclassifications" in Part I, Item1. "Financial Statements."

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $1.5 for the three months ended October 31, 2013, compared to the three months ended October 31, 2012, and approximately $4.8 for the nine months ended October 31, 2013, compared to the nine months ended October 31, 2012, primarily due to movements in the Japanese yen. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by us and Orbotech, Ltd., an Israeli company.

Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income, as reported	$1.6	$1.6	$3.9	$5.3
Amortization of purchased technology and other identified intangible assets	(0.2)	(1.3)	(1.2)	(3.7)
Equity in earnings of Frontline	$1.4	$0.3	$2.7	$1.6

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2013	Change	2012	2013	Change	2012
Employee severance and related costs	$1.1	83%	$0.6	$3.8	46%	$2.6
Litigation costs	3.1	244%	0.9	8.3	219%	2.6
Other costs, net	0.5	—%	0.5	0.5	(58)%	1.2
Total special charges	$4.7	135%	$2.0	$12.6	97%	$6.4

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

Litigation costs consist of professional service fees related to patent litigation involving us, EVE S.A., and Synopsys, Inc. regarding emulation technology. For the three and nine months ended October 31, 2012, these costs have been reclassified from general and administration to special charges as further described in Note 3. "Reclassifications" in Part I, Item1. "Financial Statements."

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2013	Change	2012	2013	Change	2012
Income tax expense (benefit)	$3.6	227%	$1.1	$1.9	(338)%	$(0.8)

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

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Effective tax rate	13%	3%	4%	(1)%
Net period specific items benefit	$—	$(0.9)	$(4.6)	$(6.2)
Effective tax rate without period specific items	13%	6%	13%	7%

For the nine months ended October 31, 2013, we have a 13% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the nine months ended October 31, 2012 due to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected a 9% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2013. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. For U.S. federal income tax purposes, the statute of limitations is open for fiscal year 2011 and forward although net operating losses and credits from all years are subject to examination and adjustments for the three years following the year in which they were utilized. The statute of limitations remains open for years on or after fiscal 2008 in Japan and fiscal 2009 in Ireland.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of October 31, 2013, we have cash totaling $187.4 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S. and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

Nine months ended October 31,	2013	2012
Cash provided by operating activities	$64.0	$52.9
Cash used in investing activities	$(32.5)	$(37.5)
Cash used in financing activities	$(34.1)	$(0.1)

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

Trade Accounts and Term Receivables

As of	October 31, 2013	January 31, 2013
Trade accounts receivable	$124.2	$178.4
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$244.8	$233.9
Term receivables, long-term	$241.1	$250.5
Average days sales outstanding in trade accounts receivable, including the short-term portion of term receivables	120 days	112 days
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	41 days	48 days

The decrease in trade accounts receivable as of October 31, 2013 compared to January 31, 2013 was primarily due to the timing of collections on outstanding customer invoices. The increase in average days sales outstanding in trade accounts receivable, including the short-term portion of term receivables, as of October 31, 2013 was primarily due to a decrease in revenue in the third quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013. The decrease in average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables, as of October 31, 2013 was primarily due to a decrease in trade accounts receivable as of October 31, 2013 compared to January 31, 2013.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $485.9 as of October 31, 2013 compared to $484.4 as of January 31, 2013.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $22.3 for the nine months ended October 31, 2013 compared to $19.4 for the nine months ended October 31, 2012. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2014.

Accrued Payroll and Related Liabilities

As of	October 31, 2013	January 31, 2013
Accrued payroll and related liabilities	$70.7	$101.4

The decrease in accrued payroll and related liabilities as of October 31, 2013 compared to January 31, 2013 was primarily due to incentive payments made during fiscal 2014 on fiscal 2013 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Deferred Revenue

As of	October 31, 2013	January 31, 2013
Deferred revenue	$210.9	$251.5

The decrease in deferred revenue compared to January 31, 2013 is primarily due to seasonality of annual maintenance contracts, which typically renew in the first and fourth quarter of a fiscal year and are then recognized ratably over the maintenance period.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2013 primarily consisted of capital expenditures and cash paid for purchases of short-term investments.

During the nine months ended October 31, 2013, we invested excess cash of $7.8 into certificates of deposit with an annual interest rate of 8.75%. We sold $3.1 of these investments during the nine months ended October 31, 2013.

Expenditures for property, plant, and equipment decreased to $21.4 for the nine months ended October 31, 2013 compared to $35.6 for the nine months ended October 31, 2012. The expenditures for property, plant, and equipment for the nine months ended October 31, 2013 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2014 to be approximately $30.0. We plan to finance these capital expenditures using cash on hand.

During the nine months ended October 31, 2013, we acquired certain assets of three privately-held companies, which each constituted a business, for cash of approximately $6.2. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities

For the nine months ended October 31, 2013, cash used in financing activities consisted primarily of repurchases of our common stock and the payment of dividends offset in part by proceeds from the issuance of common stock.

In April 2011, we announced a share repurchase program under which we may repurchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, our Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0 and on August 21, 2013, our Board of Directors approved an additional increase in the amount we may repurchase under this program of $63.9. During the nine months ended October 31, 2013, we repurchased 2.6 shares of common stock for $50.0 under this program. As of October 31, 2013, $90.0 remained available for repurchase under this program.

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we intend to pay an annual cash dividend of $0.18 per share of common stock. During the nine months ended October 31, 2013, we paid three quarterly dividends of $0.045 per share of outstanding common stock for a total of $15.2. On November 21, 2013, we announced a quarterly dividend of $0.045 per share of outstanding common stock, payable on January 2, 2014 to shareholders of record as of the close of business on December 10, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $77.1 is available for common stock purchases or dividend payments under this limit as of October 31, 2013.

Other factors affecting liquidity and capital resources

4.00% Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.
The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion rate as of October 31, 2013 of 49.033 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.39 per share) for a total of 12.405 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.46 per share as of October 31, 2013, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As the result of us declaring cash dividends during the nine months ended October 31, 2013, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.033 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.39 per share of our common stock).

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the nine months ended October 31, 2013 and 2012.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50.0 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of October 31, 2013. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2014

We expect revenues for the fourth quarter of fiscal 2014 to be approximately $400.0 million with earnings per share for the same period of approximately $0.85 per diluted share. For the full fiscal year 2014, we expect revenues of approximately $1.155 billion with earnings per share of $1.26 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2013. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$3.6	4.24%
Short-term investments - fixed rate	4.1	8.75%
Total fixed rate interest bearing instruments	$7.7	6.63%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of October 31, 2013 and October 31, 2012. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.

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

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of October 31, 2013 and 2012, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.1 outstanding as of October 31, 2013 and $1.3 as of October 31, 2012 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	October 31, 2013		January 31, 2013
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$30.8	0.73	$27.0	0.74
Japanese yen	24.3	98.57	40.6	90.11
British pound	17.3	0.62	13.9	0.63
Swedish krona	10.7	6.50	13.1	6.52
Indian Rupee	10.0	62.02	3.8	54.32
Canadian dollar	6.2	1.04	9.5	0.99
Other (1)	22.1	—	24.9	—
Total forward contracts	$121.4		$132.8

(1)
Other includes the Armenian dram, Chinese yuan, Russian ruble, Norwegian kroner, Danish kroner, Swiss franc, Polish zloty, Israeli shekel, Hungarian forint, Taiwan dollar, Singapore dollar and Korean won.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce family of products infringes on four Synopsys United States Patents. This case seeks compensatory damages and a permanent injunction against the licensing of several of our software and hardware products, including our emulation products. We believe this lawsuit was filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together, EVE), which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE's Zebu emulation products infringe several of our patents, were filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

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

We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If planned contract renewals are delayed or the average size of renewed contracts is smaller than we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price.

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

We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with smaller companies with focused product portfolios and manufacturers of electronic devices that have developed their own EDA products internally.

We may experience difficulty in manufacturing our emulation hardware.

We currently contract with two manufacturers to assemble our hardware emulation products and purchase some components from a single supplier. We may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints, components rejected that do not meet our standards, components with latent defects, low yields of ICs, subassemblies, or printed circuit boards, or other delays in the manufacturing process. Our reliance on sole suppliers may also result in reduced control over product pricing and quality. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis.

We may have to replace emulation components under warranty.

Our emulation hardware products are complex and despite pre-shipment testing, some defects may only appear after the products are put into use under operating conditions, including longer-term, continuous use at high capacities. As a result, customers may experience failures requiring us to replace components under warranty, thus increasing our costs and reducing availability of components for other sales.

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

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with or manufactured using our tools may not operate as expected. Errors or defects could result in:

•	Loss of current customers and loss of, or delay in, revenue and loss of market share;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolve problems resulting from errors or defects;

•	Disputes with customers relating to such errors or defects, which could result in litigation or other concessions; and

•	Increased support or service costs.

In addition, we include limited amounts of third-party technology in our products and we rely on some of those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

Long sales cycles and delay in customer completion of projects make the timing of our revenues difficult to predict.

We have a long sales cycle. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Sales of our products and services are sometimes discretionary and may be delayed if customers delay approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes. Long sales cycles for our hardware products may subject us to risks over which we have limited control, including insufficient, excess, or obsolete inventory, variations in inventory valuation, and fluctuations in quarterly operating results.

Any loss of our leadership position in certain categories of the EDA market could harm our business.

The industry in which we compete is characterized by very strong leadership positions in specific categories of the EDA market. For example, one company may have a large percentage of sales in the physical verification category of the market while another may have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from niche areas in which we are the leader. Conversely, it is difficult for us to achieve significant profits in niche areas where other companies are the leaders. If for any reason we lose our leadership position in an important niche, we could be materially adversely impacted.

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

We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then revenue would be required to be recognized, under U.S. generally accepted accounting principles, as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.

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

The industry in which we compete has experienced significant consolidation. We have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we expect to analyze all potential transactions before committing to them, we cannot assure that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our intellectual property, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, continue to obtain patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite our measures to limit piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue.

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

Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee errors or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity, violations of privacy laws, and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses "cloud" storage of information as part of their service or product offerings, or if we use "cloud" services in our business, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers.

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

As of October 31, 2013, we had $254.9 million of outstanding indebtedness, which includes $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $1.9 million in short-term borrowings. This level of indebtedness among other things could:

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

Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of October 31, 2013 of $20.39 per share. These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.46 per share as of October 31, 2013, for at least 20 days of the last 30 trading days of the previous fiscal quarter. If the debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which could have a material adverse impact on our liquidity and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
August 1 - August 31, 2013	10,000	$22.29	10,000	$99,777,111
September 1 - September 30, 2013	189,300	22.74	189,300	95,471,540
October 1 - October 31, 2013	240,154	22.78	240,154	90,000,021
Total	439,454	$22.76	439,454

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

Item 6.	Exhibits

4.1	Second Amendment to Credit Agreement dated as of September 30, 2013 between the Company, Bank of America, N.A. as agent and the other lenders.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 4, 2013	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer