Form 10-K
period 2014-01-31
MENTOR GRAPHICS CORP
filed 2014-03-17
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 31, 2014
COMMISSION FILE NUMBER 1 – 34795
________________________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,313,193,631 on July 31, 2013 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 13, 2014, there were 115,360,422 shares of the Registrant’s Common Stock outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2014 Proxy Statement	Part III

Mentor Graphics Corporation
Annual Report on Form 10-K
Year to date January 31, 2014

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
We were incorporated in Oregon in 1981, and our common stock is traded on The NASDAQ Global Select Market under the symbol “MENT.” Our corporate headquarters are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. Our website address is www.mentor.com. We have approximately 75 offices worldwide. Electronic copies of our reports filed with the Securities and Exchange Commission (SEC) are available through our website as soon as reasonably practicable after the reports are filed with the SEC. Our Director Code of Ethics, Standards of Business Conduct, Guidelines for Corporate Disclosure, Corporate Governance Guidelines, and our Audit, Compensation, and Nominating and Corporate Governance Committee Charters are also posted on our website.
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

•
The system then goes to production. During the manufacturing process, engineers work to identify defective parts and improve yields. “Yields” refers to the percentage of functional ICs on a silicon wafer or functional PCBs compared to the total of those manufactured.

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

The Questa® scalable verification platform includes support for hardware description languages, including System Verilog, simulation, and new methodologies including assertions, use of verification intellectual property (IP), test benches, and formal verification methods. The Questa platform is used for verification of systems and ICs including application-specific integrated circuits, SoCs, and FPGAs.
Along with digital simulation products, we offer analog/mixed-signal simulators. Complex electronic designs often require different types of circuits, such as analog and digital, to work together. An example is a CD or DVD player which uses a digital input and produces an analog output of sounds or images. Our analog/mixed signal simulation products include the Eldo®, ADVance MS, and ADiT™ tools.
We provide hardware emulation systems, such as our Veloce® product family, which allow users to create high-performance functional and logical equivalent models of actual electronic circuits to verify the function and timing of those circuits. Hardware emulation systems typically run complex electronic circuits 100 times to 1,000 times faster than software simulation tools. Emulation is also used when software operating systems are embedded within circuits and there is a need for hardware/software verification and debugging. Our Veloce product allows customers to verify complex designs containing up to two billion logic gates.
IC Design to Silicon
Shrinking geometries and increasing design size in the nanometer era have enabled ever increasing functionality on a single IC. Today’s most advanced ICs are being produced in a 20 nanometer (nm) process with ongoing test tape-outs occurring for 14 nm ICs and prototype work at 10 nm and below. Nanometer process geometries cause design challenges in the creation of ICs which are not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity and smaller size of designs have changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer or foundry. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is checked and modified so the design can be manufactured with cost-effective yields of ICs.
To address these challenges, we offer the Calibre® tool family, which is a standard for most of the world’s largest integrated device manufacturers and foundries:

•
The Calibre physical verification tool suite, Calibre DRC™ and Calibre LVS-H™, helps ensure that a particular IC layout accurately corresponds to the original schematic or circuit diagram of the design and conforms to stringent manufacturing rules at wafer fabricators where ICs are manufactured.

•
The Calibre xRC™ and xACT products, transistor-level extraction and device modeling tools, compute the values of detailed circuit parameters including interconnect resistances, capacitances, and inductances to enable customers to more accurately simulate the performance of a design before it is manufactured.

•
The Calibre Resolution Enhancement Technology (RET) tools allow wafer foundries to simulate the lithographic patterning system and apply modifications to the design layout patterns to overcome the resolution limits of the physical wafer patterning process. The Calibre family of optical proximity correction (OPC), RET, and mask data preparation tools enable higher yields in semiconductor manufacturing. The Calibre OPCverify™ tool is used to check and report the effectiveness of mask pattern corrections against wafer manufacturing specifications. The Calibre RET tools continue to be extended to provide computational patterning capabilities for process technology nodes from .13 micron to 7 nanometers.

•
In the Design For Manufacturing (DFM) area, the Calibre LFD™ product can help customers produce higher yields at nanometer process geometries where variations in manufacturing can cause yield reductions. The Calibre CMPAnalyzer tool allows customers to model the expected planarity (i.e., thickness variation) of ICs and identify where modifications to the layout will improve a chip’s flatness. This helps prevent manufacturing defects and reduces variations in performance from one chip to the next. The Calibre MPCpro™ product is a solution for systematic errors introduced by e-beam lithography and mask etching processes built on Calibre OPCpro™ technology for optical process correction. Our Calibre nmMPC™ product provides optimizations specifically developed for e-beam mask writers. New correction and modeling capabilities improve mask linearity and uniformity for advanced nodes, especially for smaller feature sizes.

•
The Calibre PERC™ tool checks the electrical design of an IC. It is useful in verifying the completeness of electrostatic discharge protection circuitry which affects both manufacturing yield and long-term reliability of an IC.

We also offer the Olympus-SoC™ place and route product targeted at customers designing ICs at advanced nodes. The Olympus-SoC system comprehensively addresses the performance, capacity, time-to-market, power, and variability challenges encountered at the leading-edge process geometries. The Olympus-SoC place and route solution is a physical design implementation tool which performs design planning, placement, physical synthesis, clock tree synthesis, routing, power optimization, and manufacturability closure. The Olympus-SoC tool is architected to handle the complex multi-patterning and FinFET requirements at advanced process technologies. The Calibre InRoute™ design and verification platform enables designers to increase their productivity by invoking Calibre tools within the Olympus-SoC place and route environment.
In December 2013, we acquired the RealTime synthesis tool to bring register-transfer level (RTL) synthesis to our digital implementation flow.  The RealTime solution helps SoC and application specific integrated circuit (ASIC) design teams to realize improved quality of results and faster turnaround time for complex SoCs, ASICs, and IP blocks. The RealTime tool’s “placement first” synthesis methodology and integrated RTL floorplanning capability enable physical backend issues to be analyzed and addressed at RTL stages before hand-off to the back-end groups for physical design implementation.
Our Tessent® suite of integrated silicon test products are used to test a design's logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, boundary scan, automatic test pattern generation, logic and memory built-in self-test, and our patented Tessent TestKompress® product for EDT™. A suite of test analysis products is also available that leverages test data and layout-aware diagnosis capabilities for silicon debug and yield analysis.
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
Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, and provide digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation, and verification of the PCB design:

•	The Xpedition™ Series product line is our principal PCB design family of products used by larger enterprise customers for PCB design flows from system design definition to manufacturing execution.

•
Our HyperLynx® product line offers a complete suite of analysis and verification software that meets the needs of PCB engineers at any point in the board design flow including tools for power integrity, thermal analysis, electromagnetic design/verification, analog simulation, and package modeling.

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

Our AutoActive™ place and route technology is available on both UNIX and Windows platforms and is used to replace older generation routers in PCB design flows. The AutoActive technology, which is incorporated into the Expedition® product line, is intended to help improve design quality, shorten design cycles, and increase manufacturability.
Our Valor® Division offers a line of products for PCB, DFM, and manufacturing execution systems. Valor’s solutions target three key segments in the PCB manufacturing market: design of the physical layout of the PCB, fabrication of the bare PCB, and assembly of PCB components.
Our Mechanical Analysis Division provides simulation software and consultancy services to reduce costs, eliminate design mistakes, and accelerate and optimize designs involving heat transfer and fluid flow before physical prototypes are built. Our FloEFD ™ product is a 3D computational fluid dynamics and heat transfer analysis tool that is embedded into Mechanical Computer-Aided Design systems to help design engineers conduct computational fluid dynamics analysis throughout the product’s life cycle. Our FloTHERM® three-dimensional computational fluid dynamics software predicts airflow and heat transfer in and around electronic equipment, including effects of conduction, convection, and radiation to enable engineers to create virtual models of electronic equipment, perform thermal analysis, and test design modifications before any physical prototypes are built. This product line also includes one-dimensional computational fluid dynamics analysis. The Flowmaster® one-dimensional computational fluid dynamics analysis software is used by thermo-fluid system engineers to model and analyze the fluid mechanics and pipe flow in complex systems. In addition, the MicReD® T3Ster® advanced transient temperature measurement system enables thermal testing and characterization of electronics components, PCBs, and sub-systems.
New and Emerging Products
We provide specialized software tools for design, analysis, and documentation of the complex electrical systems found in automotive, aerospace, and other transportation platforms. The tools also support design, costing, and manufacturing process modeling of wire harnesses.
Our Embedded Systems Division provides runtime software, tools, and professional engineering services that enable our customers to build secure embedded systems utilizing heterogeneous multi-core and multi-OS platforms. We have focused initiatives in the automotive market segment where we provide LINUX and Android based infotainment solutions, as well as AUTOSAR networking solutions. In addition to the automotive market, our embedded software solutions are used in mobile, medical, aerospace, industrial, and consumer electronics markets, and deployed on over 3 billion devices.
PLATFORMS
Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers.
MARKETING AND CUSTOMERS
Our sales and marketing emphasizes large corporate account penetration in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries. We license our products worldwide through our direct sales force, distributors, and sales representatives. Revenues outside of North America accounted for 56% of total revenues for fiscal 2014 and 2013 and 59% for fiscal 2012. We enter into foreign currency exchange contracts in an effort to mitigate the impact of foreign currency fluctuations. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.
Over time, no material portion of our business is dependent on a single or a few customers. We do not believe that the competitive loss of one or more individual products at one or more of our customers would have a material adverse effect on our revenues. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be six months or longer. During the selling cycle our account managers, application engineers, and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be loaned to customers for short-term on-site evaluation. We ship our software products to customers primarily electronically, and all software products are generally shipped within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.
BACKLOG
Our backlog of firm orders was approximately $161 million as of January 31, 2014 compared to $109 million as of January 31, 2013. This backlog includes software products requested for delivery within six months and emulation hardware systems, professional services, and training requested for delivery within one year. We do not track backlog for support services. The January 31, 2014 backlog of orders is expected to be delivered before the end of our fiscal year ending January 31, 2015.
MANUFACTURING OPERATIONS
Our software manufacturing operations primarily consist of reproduction of our technical software and documentation. Mentor Graphics (Ireland) Limited, our wholly owned subsidiary, manufactures, or contracts with third-parties to manufacture our products and distributes these products worldwide through our established sales channels. Our line of emulation products, which has a large hardware component, is manufactured principally in the United States (U.S.) on an outsourced basis. See the discussion in Note 17. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant, and equipment.
PRODUCT DEVELOPMENT

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2014, we expensed $349 million related to product research and development compared to $314 million for fiscal 2013 and $311 million for fiscal 2012. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the year ended January 31, 2014, we amortized purchased technology of $4 million compared to $8 million for fiscal 2013 and $10 million for fiscal 2012. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.
CUSTOMER SUPPORT AND CONSULTING SERVICES
We have a worldwide support organization to meet our customers’ needs for technical support, training, and optimization services. Most of our customers enter into support contracts that deliver regular software updates with the latest improvements, technical assistance from experienced experts, access to a self-service support site, and participation in our interactive communities. Hardware support is available for emulation products. Mentor Graphics Education Services offers a range of learning solutions developed specifically for electronics designers and engineers.
Mentor Consulting, our professional services division, is comprised of a worldwide team of consulting professionals. The services provided to customers are concentrated around our products. In addition, Mentor Consulting provides methodology development and refinement services that help customers improve their product development processes.
COMPETITION
The markets for our products are characterized by price competition, rapid technological advances in application software, and new market entrants. The EDA industry tends to be labor intensive rather than capital intensive. This means that the number of actual and potential competitors is significant. While our two principal competitors are large companies with extensive capital and marketing resources, we also compete with small companies with little capital but innovative ideas. Our principal competitors are Cadence Design Systems, Inc. (Cadence) and Synopsys, Inc. (Synopsys).
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
EMPLOYEES
We employed approximately 5,220 people full time as of January 31, 2014. Our future success will depend in part on our ability to attract and retain employees. None of our U.S. employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.
PATENTS AND LICENSES
We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold over 1,000 patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we have approximately 350 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended.
We also rely on contractual and technical safeguards to protect our proprietary rights in our products. We typically include restrictions on disclosure, use, and transferability in our license agreements with customers and other parties. In addition, we use our trademark, copyright, and trade secret rights to protect our interests in our products and technology.
Some of our products include software or other intellectual property licensed from other parties. We also license software from other parties for internal use. We may have to seek new licenses or renew these licenses in the future.

Item 1A.Risk Factors
The forward-looking statements contained under “Outlook for Fiscal 2015” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2015,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
Weakness in the United States and international economies may harm our business.
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation software, hardware, and consulting services. Periods of economic uncertainty, such as the recent worldwide recession, weakness in the European Union following the debt crisis, and the continued weakness of the Japanese economy together with the consolidation and restructuring of numerous large Japanese electronics companies, can adversely affect our customers. In times of economic difficulty, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
We are subject to the cyclical nature of the integrated circuit and electronics systems industries.
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
Our revenues are also affected by the mix of transaction types entered into where we recognize revenues in different ways as required by accounting rules: as payments become due and payable, on a cash basis, ratably over the license term, or at the beginning of the license term. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.

The gross margin on our software is greater than that for our emulation hardware systems, software support, and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margin and operating results could be materially adversely impacted.
We face intense price competition in the EDA industry.
Price competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software or hardware products with other more desirable products at low prices or no marginal cost for promotional purposes, as a long-term pricing strategy, or to engage in predatory pricing. These practices could significantly reduce demand for our products or limit prices we can charge.
We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with smaller companies with focused product portfolios and manufacturers of electronic devices that have developed their own EDA products internally.
We may experience difficulty in manufacturing our emulation hardware.
We currently use one manufacturer to assemble our hardware emulation products and purchase some components from a single supplier. We may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints; components rejected that do not meet our standards; components with latent defects; low yields of ICs, subassemblies, or printed circuit boards; or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis. Our reliance on sole suppliers may also result in reduced control over product pricing and quality.
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
We typically generate about half of our revenues from customers outside the U.S. and we generate approximately one-third of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, the euro, and the British pound, could have an adverse impact on our operating results.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods; changes in a specific country’s or region’s economic or political conditions; trade protection measures; local labor laws; import or export licensing requirements; anti-corruption, anti-bribery, and other similar laws; loss or modification of exemptions for taxes and tariffs; limitations on repatriation of earnings; and difficulties with licensing and protecting our intellectual property rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or limited from doing business in one or more countries.
IC and printed circuit board technology evolves rapidly.
The complexity of ICs, PCBs, and electrical systems continues to rapidly increase. In response to this increasing complexity, new design tools and methodologies must be invented or acquired quickly to remain competitive. If we fail to quickly respond to new technological developments, our products could become obsolete or uncompetitive, which could materially adversely impact our business.
Errors or defects in our products and services could expose us to liability.
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with, or manufactured using our software that may not operate as expected. Errors or defects could result in:

•	Loss of current customers, loss of market share, and loss of, or delay in, revenue;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolve problems resulting from errors or defects;

•	Disputes with customers relating to such errors or defects, which could result in litigation or other concessions; and

•	Increased support or service costs.
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
We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities worldwide. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other tax authorities. The tax authorities in the U.S. and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on the results of operations, financial position, or cash flows.
Forecasting our income tax rate is complex and subject to uncertainty.
The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate, including a separate determination for entities, if any, with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecast and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses; changes in our business, such as internal restructuring and acquisitions; changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments; tax audit determinations; changes in our tax positions; changes in our intent and capacity to permanently reinvest foreign earnings; changes to our transfer pricing practices; tax deductions attributed to equity compensation; and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.
There are limitations on the effectiveness of controls.
We do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud or that our policies and procedures can prevent all violations of the law by our employees, contractors, or agents. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our control system will detect all errors and instances of fraud, if any or prevent our employees, contractors, or agents from breaching or circumventing our policies or violating laws and regulations. Failure of our control systems to prevent error and fraud or violations of the law could materially adversely impact us.
We are subject to changing corporate governance regulations that impact compliance costs and risks of noncompliance.
Rules and regulations set out by various governmental and self-regulatory organizations in the United States such as Securities and Exchange Commission, NASDAQ, the Financial Industry Regulatory Authority, and the Financial Accounting Standards Board, as well as in other worldwide locations where we operate, are continually evolving in scope and complexity which makes compliance increasingly difficult and uncertain. The increase in costs to develop awareness and comply with such evolving rules and regulations as well as any risk of noncompliance could adversely impact us.
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
Acquired businesses may not perform as projected, which could result in impairment of acquisition-related intangible assets. Additional challenges include integration of sales channels, training and education of the sales force for new product offerings, integration of product development efforts, integration of systems of internal controls, and integration of information systems. Accordingly, in any acquisition there will be uncertainty as to the achievement and timing of projected synergies, cost savings, and sales levels for acquired products. All of these factors could impair our ability to forecast, meet revenues and earnings targets, and effectively manage our business for long-term growth.
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
Customers may acquire or merge with other customers or their business.
Like many industries, the semiconductor and electronics industries are subject to mergers, acquisitions, and divestitures and our customers or parts of their business may acquire or be acquired by other customers. Such synergies could result in fewer customers in the industries or the loss of some customers to competitors, or reduced customer spending on software and services due to redundancies or stronger customer negotiating power, which could have an adverse effect on our business and future revenues.
Customer payment defaults could adversely affect our timing of revenue recognition.
We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then under U.S. generally accepted accounting principles, revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.
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
Patent holders are making increasing efforts to monetize their patent portfolios. Intellectual property infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, either due to damage awards, payment of legal fees, an obligation to refund license fees to a customer or forgo receipt of future customer payments, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation in Japan, California, and Oregon involving Emulation and Verification Engineering S.A., EVE-USA, Inc., and Synopsys. Further information regarding these lawsuits is contained in Part I, Item 3. "Legal Proceedings".
Our use of open source software could negatively impact our ability to sell our products and may subject us to unanticipated obligations.
The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor and restrict our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. Nevertheless, we may be subject to unanticipated obligations regarding our products which incorporate open source software.
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
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the United States. In particular, approximately 10% of our workforce, and a larger percentage of our engineers, are located in our offices in Israel, Egypt, and Pakistan may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material and adverse effect on product delivery and our research and development operations.
Our business is subject to the risk of natural disasters.
We have sales and research and development offices worldwide which may be adversely affected by weather, earthquakes, or other natural disasters. If a natural disaster occurs at or near any of our offices, our operations may be interrupted, which could adversely impact our business and results of operations. In addition, if a natural disaster impacts a significant number of our customers, our business and results of operations could be adversely impacted.
If our information technology security measures are breached, our information systems may be perceived as being insecure, which could harm our business and reputation.
Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations worldwide. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or breached due to employee errors or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity, violations of privacy laws, and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, with the use of "cloud" services in our business, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers.
Our shareholder rights plan may have anti-takeover effects.
In June 2013, we extended the term of our shareholder rights plan for 24 months, which has the effect of making it more difficult for a person to acquire control of us in a transaction not approved by our board of directors. The provisions of our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of us, could discourage bids for our common stock at a premium over the market price of our common stock and could materially adversely impact the market price of, and the voting and other rights of the holders of, our common stock.
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
As of January 31, 2014, we had $263 million of outstanding indebtedness, which includes principal of $253 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $10 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of January 31, 2014 of $20.35 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.42 per share as of January 31, 2014, for at least 20 of the last 30 trading days of the previous fiscal quarter. If our 4.00% Debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have material adverse impact on our liquidity and financial condition.
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
Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations, and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

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
We lease additional space in Longmont, Colorado; Redmond, Washington; Huntsville and Mobile, Alabama; and Marlboro and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Egypt, France, Germany, Hungary, India, Israel, Pakistan, Poland, Russia, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2015.

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
In December 2012, Synopsys filed a lawsuit claiming patent infringement against us in federal district court in the North District of California, alleging that our Veloce family of products infringes on four Synopsys United States Patents. On May 2, 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys United States Patents. These cases seek compensatory damages and a permanent injunction against the licensing of several of our software and hardware products relating to our emulation and field programmable gate arrays synthesis products. We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE’s Zebu emulation products infringe several of our patents, were filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

Item 4.	Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	67
Gregory K. Hinckley	President, Chief Financial Officer, and Director	67
L. Don Maulsby	Senior Vice President, World Trade	62
Brian Derrick	Vice President, Corporate Marketing	50
Richard P. Trebing	Corporate Controller and Chief Accounting Officer	58
Dean Freed	Vice President, General Counsel, and Secretary	55
Mike Vishny	Vice President, Chief Human Resources Officer	49
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
Mr. Hinckley has served as our President, Chief Operating Officer, and Director since 2000. Mr. Hinckley has served as our Chief Financial Officer since 2008. He has primary responsibility for the operations of our corporate centers, sales, and research and development divisions. Mr. Hinckley is a director of Super Micro Computer, Inc., a server board, chassis, and server systems supplier and SI Bone, Inc., a privately held medical device company. Until 2013, Mr. Hinckley was a director of Intermec, Inc., a provider of integrated systems solutions.
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
Mr. Freed has served as our Vice President, General Counsel, and Secretary since 1995.
Mr. Vishny has served as our Vice President, Chief Human Resources since 2011. He was the Senior Vice President, Human Resources at Conexant Systems, Inc. from 2002 to 2011.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market, and the dividends paid per share:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2014
High Price	$18.40	$20.78	$23.77	$24.31
Low Price	$13.21	$17.75	$20.57	$20.51
Dividends Paid	$0.045	$0.045	$0.045	$0.045
Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2013
High Price	$15.76	$15.75	$17.37	$17.50
Low Price	$13.70	$12.85	$14.84	$13.32
Dividends Paid	$—	$—	$—	$—
As of March 13, 2014, we had 444 stockholders of record.
We commenced the payment of quarterly dividends in the first quarter of fiscal 2014. Our revolving credit facility includes a limit on the amount we can pay for dividends and repurchases of our stock. For more information regarding our credit facility, see Note 5. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P Application Software Index, the NASDAQ Market Index and the Philadelphia Semiconductor Index.

Note: The stock price shown on the above graph is not necessarily indicative of future performance.

	Period Ending
Company/Market/Peer Group	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014
Mentor Graphics Corporation	$100.00	$172.10	$273.39	$297.64	$367.60	$450.79
NASDAQ Market Index	$100.00	$146.91	$186.66	$196.55	$222.91	$295.15
S&P Application Software Index	$100.00	$150.14	$225.04	$232.29	$261.73	$303.26
Philadelphia Semiconductor Index	$100.00	$154.38	$217.77	$204.78	$210.39	$274.70
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
November 1 - November 30, 2013	—	$—	—	$90,000,021
December 1 - December 31, 2013	—	—	—	$90,000,021
January 1 - January 31, 2014	—	—	—	$90,000,021
Total	—	$—	—
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

Item 6.	Selected Consolidated Financial Data
In thousands, except percentages and per share data

Year ended January 31,	2014	2013	2012	2011	2010
Statement of Operations Data
Total revenues	$1,156,373	$1,088,727	$1,014,638	$914,753	$802,727
Operating income (loss)	$183,040	$161,633	$112,192	$52,539	$(1,167)
Net income (loss) attributable to Mentor Graphics shareholders	$155,258	$138,736	$83,872	$28,584	$(21,889)
Gross profit percent	84%	83%	83%	83%	83%
Operating income (loss) as a percent of revenues	16%	15%	11%	6%	—%
Per Share Data
Net income (loss) per share attributable to Mentor Graphics shareholders (1):
Basic	$1.33	$1.20	$0.76	$0.27	$(0.23)
Diluted	$1.29	$1.17	$0.74	$0.26	$(0.23)
Weighted average number of shares outstanding:
Basic	113,671	110,998	110,138	107,743	96,474
Diluted	116,702	114,017	112,915	109,861	96,474
Dividends paid	$0.18	$—	$—	$—	$—
As of January 31,	2014	2013	2012	2011	2010
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$297,312	$223,783	$146,499	$133,113	$99,343
Working capital	$419,122	$293,127	$193,497	$173,417	$71,416
Property, plant, and equipment, net	$160,165	$162,402	$148,019	$139,340	$121,795
Total assets	$1,904,109	$1,745,284	$1,550,675	$1,427,978	$1,223,041
Short-term borrowings and current portion of notes payable	$9,590	$5,964	$15,966	$17,544	$70,146
Long-term portion of notes payable, deferred revenue, long-term, and other noncurrent liabilities	$292,349	$287,282	$301,397	$291,377	$223,827
Noncontrolling interest with redemption feature	$15,479	$12,698	$9,266	$—	$—
Stockholders’ equity	$1,185,294	$1,033,479	$866,074	$776,714	$640,017

(1) We have reduced the numerator of our earnings per share calculation by $4,486 for the year ended January 31, 2014 and $5,272 for the year ended January 31, 2013 for the adjustment to increase the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

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
The Company
We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, military and aerospace, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, software development, and professional service offices worldwide.
We generally focus on products and design platforms where we have or believe we can attain leading market share. Part of this approach includes developing new applications and exploring new markets where EDA companies have not generally participated. We believe this strategy leads to a more diversified product and customer mix and can help reduce the volatility of our business and our risk as a creditor, while increasing our potential for growth.
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
Bad debt expense recorded for the year ended January 31, 2014 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.
Bookings during fiscal 2014 increased by approximately 35% compared to fiscal 2013 primarily due to the timing of term license contract renewals and emulation orders. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers for fiscal 2014 accounted for approximately 40% of total bookings compared to 35% for fiscal 2013. The number of new customers for fiscal 2014 remained consistent with the levels experienced during fiscal 2013.
Product Development
During the year ended January 31, 2014, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.
We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the year ended January 31, 2014, we introduced new products and upgrades to existing products.
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
We believe that the accounting for valuation of accounts receivable, revenue recognition, business combinations, income taxes, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”
Revenue Recognition
We report revenue in two categories based on how revenue is generated: (i) system and software and (ii) service and support.

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
The authoritative guidance requires that, in the absence of VSOE or third-party evidence, a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. A company should consider market conditions as well as entity-specific factors when estimating a selling price. We base our ESP for certain elements in arrangements on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item.
Valuation of Trade Accounts Receivable
We maintain allowances for doubtful accounts on trade account receivables and term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer's operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.
Income Taxes
Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we are able to realize our deferred tax assets in the future in excess of our net recorded amount, we would reduce the valuation allowance associated with the deferred tax assets in the period the determination was made, which may result in a tax benefit in the statement of income. Also, if we determine that we are not able to realize all or part of our net deferred tax assets in the future, we would record a valuation allowance on the net deferred tax assets which may result in additional tax expense in the period the determination was made.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. While we believe the positions we have taken are appropriate, we have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by the tax authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes.
Business Combinations
When we acquire businesses, we allocate the purchase price, including the fair value of contingent consideration, to acquired tangible assets and liabilities and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair value of contingent consideration as well as acquired assets and assumed liabilities, especially with respect to intangible assets and goodwill. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an acquired business is expected to generate in the future, the cash flows that specific assets acquired with that business are expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made to the acquired assets and liabilities. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether their carrying values are greater than the forecasted undiscounted net cash flows of the related assets. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.
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
Special charges may also include expenses incurred related to certain litigation costs that are unusual in nature due to the significance in variability of timing and amount.
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
We estimate the fair value of stock options and purchase rights under our employee stock purchase plans using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, expected dividends, and interest rates. The input factors used in Black-Scholes option-pricing model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made. In addition, if we were to modify any awards, additional charges would be taken.
We did not issue any options in fiscal 2014. For fiscal years 2013 and 2012, when determining expected volatility for options, we include the elements listed below at the weighted percentages presented:

•	Historical volatility of our shares of common stock at 35%;

•	Historical volatility of shares of comparable companies at 20%;

•	Implied volatility of our traded options at 30%; and

•	Implied volatility of traded options of comparable companies at 15%.
The greatest weighting was provided to the historic volatility of our common stock based on the amount of consistent historic information available. A lesser weighting was applied to the implied volatility of our traded options due to a low volume of trades and shorter terms. We also included the historic and implied volatility of comparable companies in our industry in an effort to capture a broader view of the marketplace.
The relative weighting percentages are periodically reviewed for reasonableness and are subject to change depending on market conditions and our particular facts and circumstances.
In reaching our determination of expected volatility for purchase rights under our employee stock purchase plans, we use the historical volatility of our shares of common stock.
We based the expected term of our stock options on historical experience.

RESULTS OF OPERATIONS
Revenues and Gross Profit

Year ended January 31,	2014	Change	2013	Change	2012
System and software revenues	$737.8	8%	$681.9	8%	$631.5
System and software gross profit	$668.9	10%	$609.8	8%	$566.8
Gross profit percent	91%		89%		90%
Service and support revenues	$418.6	3%	$406.8	6%	$383.1
Service and support gross profit	$300.4	4%	$289.2	5%	$274.4
Gross profit percent	72%		71%		72%
Total revenues	$1,156.4	6%	$1,088.7	7%	$1,014.6
Total gross profit	$969.3	8%	$899.0	7%	$841.2
Gross profit percent	84%		83%		83%
System and Software

Year ended January 31,	2014	Change	2013	Change	2012
Upfront license revenues	$641.6	10%	$584.3	8%	$541.7
Ratable license revenues	96.2	(1)%	97.6	9%	89.8
Total system and software revenues	$737.8	8%	$681.9	8%	$631.5
We derive system and software revenues from the sale of licenses of software products and emulation and other hardware systems, including finance fee revenues from our long-term installment receivables resulting from product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of a license term. We identify licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily consist of short-term term licenses, term licenses where we provide the customer with rights to unspecified or unreleased future products, and finance fees from the accretion of the discount on long-term installment receivables.
Ten customers accounted for approximately 40% of system and software revenues for fiscal 2014 and fiscal 2013 and approximately 45% for fiscal 2012. No single customer accounted for 10% or more of total revenues for fiscal years 2014, 2013, and 2012.
System and software revenues increased for fiscal 2014 compared to fiscal 2013 primarily as a result of increased software license revenues driven by the timing of contract renewals.
System and software revenues increased for fiscal 2013 compared to fiscal 2012 primarily due to an increase in sales of scalable verification products. The effect of acquisitions completed in fiscal 2013 and fiscal 2012 on fiscal 2013 system and software revenues was $13.6.
System and software gross profit percentage was higher for fiscal 2014 compared to fiscal 2013 primarily due to a more favorable product mix and reduced amortization of purchased technology.
Service and Support
We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are a lower margin offering which is staffed according to fluctuations in demand. Support services operate under a less variable cost structure.
The increase in service and support revenues for fiscal 2014 compared to fiscal 2013 was driven primarily by increased support revenues of $7.7 resulting from an increase in our installed base.
The increase in service and support revenues for fiscal 2013 compared to fiscal 2012 was driven primarily by increased support revenues of $18.7 due to an increase in installed base including the effect of acquisitions completed in fiscal 2013 and in fiscal 2012 of $9.6.
Geographic Revenues Information
Revenue by Geography

Year ended January 31,	2014	Change	2013	Change	2012
North America	$513.2	7%	$481.1	16%	$416.1
Europe	241.4	(8%)	261.4	6%	247.1
Japan	113.8	(11%)	127.8	10%	116.5
Pacific Rim	288.0	32%	218.4	(7%)	234.9
Total revenue	$1,156.4	6%	$1,088.7	7%	$1,014.6
The decrease in revenues in Japan for fiscal 2014 compared to fiscal 2013 is due to foreign exchange offset in part by the favorable impact of the timing of contract renewals. The increase in revenues in the Pacific Rim for fiscal 2014 compared to fiscal 2013 is primarily due to the timing of contract renewals. The changes in revenues in North America and Japan for fiscal 2013 compared to fiscal 2012 were the result of timing and geographic location of contract renewals.
We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal year 2014, approximately one-third of European and approximately 90% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal year 2013, approximately one-fourth of European and three-fourths of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal year 2012, approximately one-third of European and substantially all Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.
Foreign currency had an unfavorable impact of $21.8 for fiscal 2014 compared to fiscal 2013 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen. Foreign currency had an unfavorable impact of $5.4 for fiscal 2013 compared to fiscal 2012 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen and euro.
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
Revenue by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

Year ended January 31,	2014	2013	2012
Revenues:
IC Design to Silicon	40%	35%	40%
Scalable Verification	25%	25%	25%
Integrated System Design	20%	25%	20%
New and Emerging Products	5%	5%	5%
Services and Other	10%	10%	10%
Total revenues	100%	100%	100%
Certain reclassifications have been made between categories in the fiscal 2013 and 2012 presentation to be consistent with the fiscal 2014 presentation.
Operating Expenses

Year ended January 31,	2014	Change	2013	Change	2012
Research and development	$348.8	11%	$314.0	1%	$310.8
Marketing and selling	342.8	1%	338.7	4%	326.6
General and administration	75.5	7%	70.7	(5%)	74.8
Equity in earnings of Frontline	(4.1)	128%	(1.8)	(22%)	(2.3)
Amortization of intangible assets	6.2	5%	5.9	—%	5.9
Special charges	16.9	71%	9.9	(25%)	13.2
Total operating expenses	$786.1	7%	$737.4	1%	$729.0
Selected Operating Expenses as a Percentage of Total Revenues

Year ended January 31,	2014	2013	2012
Research and development	30%	29%	31%
Marketing and selling	30%	31%	32%
General and administration	7%	6%	7%
Total selected operating expenses	67%	66%	70%

Research and Development
Research and development expenses increased by $34.8 for fiscal 2014 compared to fiscal 2013 primarily due to an increase in the number of employees, resulting in higher compensation. Research and development expenses increased by $3.2 for fiscal 2013 compared to fiscal 2012. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2014 vs 2013	2013 vs 2012
Salaries, variable compensation, and benefits expenses	$17.6	$(9.9)
Supplies and equipment	3.4	(0.4)
Expenses associated with acquired businesses	2.7	7.3
Outside services	2.5	0.8
Reduction in tax credits	2.2	0.7
Stock compensation	2.0	0.7
Other expenses	4.4	4.0
Total change in research and development expenses	$34.8	$3.2
Marketing and Selling
Marketing and selling expenses increased by $4.1 for fiscal 2014 compared to fiscal 2013 and increased by $12.1 for fiscal 2013 compared to fiscal 2012. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2014 vs 2013	2013 vs 2012
Salaries, variable compensation, and benefits expenses	$1.2	$8.0
Expenses associated with acquired businesses	0.2	5.9
Other expenses	2.7	(1.8)
Total change in marketing and selling expenses	$4.1	$12.1
General and Administration
General and administration expenses increased by $4.8 for fiscal 2014 compared to fiscal 2013 and decreased by $4.1 for fiscal 2013 compared to fiscal 2012. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2014 vs 2013	2013 vs 2012
Salaries, variable compensation, and benefits expenses	$2.0	$(2.8)
Stock compensation	2.1	(0.5)
Expenses associated with acquired businesses	—	1.8
Other expenses	0.7	(2.6)
Total change in general and administration expenses	$4.8	$(4.1)
We have reclassified litigation costs related to patent litigation involving us, Emulation and Verification Engineering, S.A. and EVE-USA, Inc. (together EVE), and Synopsys, Inc. (Synopsys) from general and administration to special charges for fiscal 2013. A further description is provided in Note 2. "Summary of Significant Accounting Policies" in Part II, Item 8. "Financial Statements and Supplementary Data."
We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal 2014 compared to fiscal 2013, we experienced favorable currency movements of $6.4 in total operating expenses, primarily due to movements in the Japanese yen. For fiscal 2013 compared to fiscal 2012, we experienced favorable currency movements of $13.2 in total operating expenses, primarily due to movements in the euro and the Indian rupee. The impact of these currency effects is reflected in the movements in operating expenses detailed above.

Equity in Earnings of Frontline
We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Orbotech, Ltd., an Israeli company, and us.
Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the twelve months ended December 31, 2013, 2012, and 2011:

Year ended December 31,	2013	2012	2011
Mentor's share of net income-as reported	$5.5	$6.8	$7.3
Amortization of purchased technology and other identified intangible assets	(1.4)	(5.0)	(5.0)
Equity in earnings of Frontline	$4.1	$1.8	$2.3
Special Charges

Year ended January 31,	2014	Change	2013	Change	2012
Litigation costs	$11.6	222%	$3.6	—%	$—
Employee severance and related costs	4.4	10%	4.0	(52%)	8.4
Other costs	0.9	(61%)	2.3	(52%)	4.8
Total special charges	$16.9	71%	$9.9	(25%)	$13.2
Special charges may include expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and assets related charges.
Litigation costs consist of professional service fees related to patent litigation involving us, EVE, and Synopsys regarding emulation technology. These costs have been reclassified from general administration for fiscal 2013 as further described in Note 2. "Summary of Significant Accounting Policies" in Part II, Item 8. "Financial Statements and Supplementary Data."
Employee severance and related costs primarily consist of costs incurred for employee terminations due to a reduction of personnel resources driven by modifications of business strategy or business emphasis. Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We communicate termination benefits to the affected employees prior to the end of the quarter in which we record the charge.
Interest Expense

Year ended January 31,	2014	Change	2013	Change	2012
Interest Expense	$19.5	3%	$18.9	(40)%	$31.4
The decrease in interest expense for fiscal 2013 compared to fiscal 2012 was primarily due to the higher expenses recorded in fiscal 2012 related to the repayment of debt in April 2011. This resulted in losses of $11.5 on the early extinguishment of debt, which included a $6.2 write-off of the net unamortized debt discount, a $3.5 premium for the redemption of the 6.25% Convertible Subordinated Debentures, and a write-off of $1.8 for the remaining portion of unamortized debt issuance costs.
Provision for Income Taxes

Year ended January 31,	2014	Change	2013	Change	2012
Income tax expense (benefit)	$9.5	252%	$2.7	345%	$(1.1)
In fiscal 2014, our income before taxes of $163.1 consisted of $163.8 of pre-tax income in foreign jurisdictions and a pre-tax loss of $0.7 in the U.S., reflecting substantial earnings by certain foreign operations, including our Irish subsidiaries, and a higher proportion of our operating expenses and financing costs occurring in the U.S.

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets.
Our effective tax rate was 6% for fiscal 2014. Our tax expense differs from tax expense computed at the U.S. federal statutory rate primarily due to:

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

We repatriated foreign subsidiary earnings to the U.S. in fiscal 2014, but the U.S. tax impacts were offset by net operating loss carryforwards for which no tax benefits had been previously recognized, and therefore the repatriation had no net impact on our tax provision or effective tax rate.
We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryovers. We calculate the deferred tax assets and liabilities using the enacted laws and tax rates that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined that it is uncertain whether our U.S. entity will generate sufficient taxable income and foreign source income to utilize net operating loss carryforwards, research and experimentation credit carryforwards, and foreign tax credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We continue to evaluate the realizability of our U.S. and foreign deferred tax assets on a periodic basis.

From January 31, 2013 to January 31, 2014, net deferred tax assets decreased from $14.0 to $5.5. Gross deferred tax assets decreased by $10.6 from January 31, 2013 to January 31, 2014, principally due to the utilization of net operating losses in the U.S. There was a $25.6 increase in deferred tax liabilities from January 31, 2013 to January 31, 2014 and a valuation allowance decrease of $27.7 from January 31, 2013 to January 31, 2014. The changes in both the deferred tax liabilities and the valuation allowance principally related to an increase in the amount, and tax thereon, of foreign subsidiary earnings treated as not permanently reinvested.

The liability for income taxes associated with net uncertain tax positions was $18.8 as of January 31, 2014 and $28.2 as of January 31, 2013. As of January 31, 2014, within the liability, $0.4 was classified as short-term liabilities in income tax payable in our consolidated balance sheet as we generally anticipate the settlement of these liabilities will require payment of cash within the next twelve months. The remaining $18.4 of income tax associated with uncertain tax positions was classified as a long-term income tax liability. We expect uncertain tax positions of $18.7, if recognized, would favorably affect our effective tax rate.

Adjustment to Earnings Release

On February 27, 2014, we issued a press release with our balance sheet as of January 31, 2014. In the course of our internal review process for this Annual Report on Form 10-K, we subsequently reclassified and netted deferred taxes of $1.9 affecting current assets and long-term liabilities, which was not reflected in the February 27th earnings release. These changes had no impact on reported net income or earnings per share for the year ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility.
We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of January 31, 2014, we have cash totaling $205.6 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S. and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
Cash Flow Information

Year ended January 31,	2014	2013
Cash provided by operating activities	$149.7	$139.3
Cash used in investing activities	$(56.4)	$(60.8)
Cash (used in) provided by financing activities	$(21.0)	$1.9
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
Trade Accounts and Term Receivables

As of January 31,	2014	2013
Trade accounts receivable	$454.5	$412.2
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$274.7	$233.9
Term receivables, long-term	$270.4	$250.5
Average days sales outstanding in trade accounts receivable, including the short-term portion of term receivables	102	112
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	40	48
The decrease in the average days sales outstanding in short-term receivables as of January 31, 2014 was due to an increase in revenue in the fourth quarter of fiscal 2014 compared to fiscal 2013 partially offset by an increase in accounts receivable as of January 31, 2014 compared to January 31, 2013.
Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $545.0 as of January 31, 2014 compared to $484.4 as of January 31, 2013. The increase in term receivables as of January 31, 2014 compared to January 31, 2013 was due to an increase in revenue for fiscal 2014 compared to fiscal 2013.
We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $22.9 for fiscal 2014 compared to $20.2 for fiscal 2013. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for fiscal 2015.
Investing Activities
Cash used in investing activities for fiscal 2014 primarily consisted of cash paid for capital expenditures and acquisitions of business and equity interests.
Expenditures for property, plant, and equipment decreased to $30.8 for fiscal 2014 compared to $45.1 for fiscal 2013. The expenditures for property, plant, and equipment for fiscal 2014 were primarily a result of spending on information technology and infrastructure improvements within our facilities.
During fiscal 2014, we acquired certain assets of four privately-held companies, each constituting a business, for a total purchase price of $19.3. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.
During the year ended January 31, 2014, we invested excess cash of $7.8 into certificates of deposit with an annual interest rate of 8.75%. We sold $3.1 of these investments during the year ended January 31, 2014.
Financing Activities
For fiscal 2014, cash used in financing activities consisted primarily repurchases of our common stock and dividends paid, offset in part by proceeds from the issuance of common stock.

In April 2011, we announced a share repurchase program under which we may purchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, our Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0 and on August 21, 2013, our Board of Directors approved an additional increase in the amount we may repurchase under this program of $63.9. During the year ended January 31, 2014, we repurchased 2.6 shares of common stock for $50.0, compared to 2.2 shares for $33.9 during the year ended January 31, 2013. As of January 31, 2014, $90.0 remained available for repurchase under this program.

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we commenced payment of cash dividends at an annual rate of $0.18 per share of common stock. Accordingly, during the year ended January 31, 2014, we paid quarterly dividends of $0.045 per share of outstanding common stock for a total of $20.4. On February 27, 2014, we announced an increase in the quarterly dividend to $0.05 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $145.2 is available for common stock repurchases or dividend payments under this limit as of January 31, 2014.
Other factors affecting liquidity and capital resources
4.00% Debentures due 2031
In April 2011, we issued $253.0 of the 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.
The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion rate, as of January 31, 2014, of 49.133 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.35 per share) for a total of 12.4 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.42 per share as of January 31, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
As of January 31, 2014, the if-converted value of the 4.00% Debentures exceeded the principal amount by $5.6.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder in some circumstances will also be entitled to receive a make whole premium upon conversion.
As the result of us declaring dividends during the year ended January 31, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.133 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.35 per share of our common stock).
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
For further information on the 4.00% Debentures, see Note 6. "Notes Payable" in Part II, Item 8. "Financial Statements and Supplementary Data."
Revolving Credit Facility

On May 24, 2013, we amended our syndicated, senior, unsecured, four-year revolving credit facility extending the termination date to May 24, 2017.
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
We were in compliance with all financial covenants as of January 31, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.
We had no borrowings against the revolving credit facility during fiscal 2014.
For further information on the revolving credit facility, see Note 5. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”
OFF-BALANCE SHEET ARRANGEMENTS
We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.
CONTRACTUAL OBLIGATIONS
We are contractually obligated to make the following payments as of January 31, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$253.0	$—	$—	$—	$253.0
Interest on debt	173.6	10.1	20.2	20.2	123.1
Other liabilities (1)	19.6	5.5	7.0	0.4	6.7
Other borrowings	9.6	9.6	—	—	—
Operating leases	70.2	23.1	30.3	9.9	6.9
Total contractual obligations	$526.0	$48.3	$57.5	$30.5	$389.7

(1)
Our balance sheet as of January 31, 2014 includes additional long-term taxes payable of $22.7 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective the tax authorities and the total amount of taxes payable. The timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated. As a result, this amount is not included in the above table.

OUTLOOK FOR FISCAL 2015
We expect revenues for the first quarter of fiscal 2015 to be approximately $245.0, with earnings per share for the same period of approximately break-even. For the full year fiscal 2015, we expect revenues to be approximately $1.237 billion, with earnings per share of approximately $1.50.

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
The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of January 31, 2014. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in U.S. dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents – fixed rate	$1.3	3.00%
Short-term investments - fixed rate	$4.0	8.75%
Total fixed rate interest bearing instruments	$5.3	7.36%
We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of January 31, 2014 and January 31, 2013. Interest rate changes for fixed rate debt affect the fair value of the debentures but do not affect future earnings or cash flow.
We have a syndicated, senior, unsecured, revolving credit facility, which expires on May 24, 2017. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends and the repurchase of our common stock. As of January 31, 2014 and 2013, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, including interest rate options, see Note 5. "Short-Term Borrowings" in Part II, Item 8. "Financial Statements and Supplementary Data."

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

As of January 31,	2014		2013
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$54.7	103.91	$40.6	90.11
Euro	29.6	0.74	27.0	0.74
British pound	22.1	0.61	13.9	0.63
Swedish krona	12.7	6.47	13.1	6.52
Indian rupee	12.0	62.03	3.8	54.32
Canadian dollar	6.0	1.10	9.5	0.99
Other (1)	32.3	—	24.9	—
Total forward contracts	$169.4		$132.8

(1)
Other includes currencies which are the Chinese yuan, Armenian dram, Taiwan dollar, Israeli shekel, Russian rubles, Norwegian kroner, Swiss franc, Danish kroner, Polish zloty, Hungarian forints, Korean won, and Singapore dollar.

Item 8.	Financial Statements and Supplementary Data
Mentor Graphics Corporation
Consolidated Statements of Income

Year ended January 31,	2014	2013	2012
In thousands, except per share data
Revenues:
System and software	$737,790	$681,881	$631,549
Service and support	418,583	406,846	383,089
Total revenues	1,156,373	1,088,727	1,014,638
Cost of revenues:
System and software	65,288	64,280	54,972
Service and support	118,221	117,609	108,690
Amortization of purchased technology	3,598	7,801	9,796
Total cost of revenues	187,107	189,690	173,458
Gross profit	969,266	899,037	841,180
Operating expenses:
Research and development	348,817	313,962	310,758
Marketing and selling	342,799	338,653	326,608
General and administration	75,543	70,692	74,811
Equity in earnings of Frontline	(4,092)	(1,764)	(2,268)
Amortization of intangible assets	6,230	5,915	5,905
Special charges	16,929	9,946	13,174
Total operating expenses	786,226	737,404	728,988
Operating income	183,040	161,633	112,192
Other (expense) income, net	(520)	(1,432)	1,576
Interest expense	(19,452)	(18,866)	(31,444)
Income before income tax	163,068	141,335	82,324
Income tax expense (benefit)	9,510	2,701	(1,063)
Net income	$153,558	$138,634	$83,387
Less: Loss attributable to noncontrolling interest	(1,700)	(102)	(485)
Net income attributable to Mentor Graphics shareholders	$155,258	$138,736	$83,872
Net income per share:
Basic	$1.33	$1.20	$0.76
Diluted	$1.29	$1.17	$0.74
Weighted average number of shares outstanding:
Basic	113,671	110,998	110,138
Diluted	116,702	114,017	112,915
Cash dividends declared per common share	$0.18	$—	$—
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Comprehensive Income

Year ended January 31,	2014	2013	2012
In thousands
Net income	$153,558	$138,634	$83,387
Other comprehensive loss, net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	1,653	829	(402)
Less: reclassification adjustment for net gain (loss) included in net income	1,599	636	(199)
Net change, net of tax expense (benefit) of $ - , $1, $(73)	54	193	(203)
Change in accumulated translation adjustment	(6,790)	(3,110)	(3,149)
Change in pension liability, net of tax expense (benefit) of $72, $(284), $110	135	(420)	212
Other comprehensive loss	(6,601)	(3,337)	(3,140)
Comprehensive income	146,957	135,297	80,247
Less amounts attributable to the noncontrolling interest:
Net loss	(1,700)	(102)	(485)
Change in accumulated translation adjustment	(5)	(56)	(127)
Comprehensive loss attributable to the noncontrolling interest	(1,705)	(158)	(612)
Comprehensive income attributable to Mentor Graphics shareholders	$148,662	$135,455	$80,859

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets

As of January 31,	2014	2013
In thousands
Assets
Current assets:
Cash and cash equivalents	$293,322	$223,783
Short-term investments	3,990	—
Trade accounts receivable, net of allowance for doubtful accounts of $5,469 as of January 31, 2014 and $5,331 as of January 31, 2013	454,483	412,245
Other receivables	15,506	10,974
Inventory	25,121	18,036
Prepaid expenses and other	24,031	24,941
Deferred income taxes	13,656	14,973
Total current assets	830,109	704,952
Property, plant, and equipment, net	160,165	162,402
Term receivables	270,365	250,497
Goodwill	549,044	535,932
Intangible assets, net	22,799	21,838
Other assets	71,627	69,663
Total assets	$1,904,109	$1,745,284
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,590	$5,964
Accounts payable	21,548	20,906
Income taxes payable	3,365	9,180
Accrued payroll and related liabilities	102,848	101,354
Accrued and other liabilities	42,457	40,662
Deferred revenue	231,179	233,759
Total current liabilities	410,987	411,825
Notes payable	224,261	218,546
Deferred revenue	17,398	17,755
Income tax liability	18,431	22,663
Other long-term liabilities	32,259	28,318
Total liabilities	703,336	699,107
Commitments and contingencies (Note 8)
Noncontrolling interest with redemption feature	15,479	12,698
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of January 31, 2014 and January 31, 2013; 115,722 shares issued and outstanding as of January 31, 2014 and 112,902 shares issued and outstanding as of January 31, 2013	838,939	810,902
Retained earnings	327,552	197,178
Accumulated other comprehensive income	18,803	25,399
Total stockholders’ equity	1,185,294	1,033,479
Total liabilities and stockholders’ equity	$1,904,109	$1,745,284
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows

Year ended January 31,	2014	2013	2012
In thousands
Operating Cash Flows:
Net income	$153,558	$138,634	$83,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	34,563	33,305	31,948
Amortization of intangible assets, debt costs and other	17,891	20,246	22,239
Loss on debt extinguishment	—	—	3,518
Write-off of debt discount and debt issuance costs	—	—	8,010
Stock-based compensation	29,350	23,697	21,658
Deferred income taxes	8,550	(1,634)	2,754
Changes in other long-term liabilities	(3,708)	(6,143)	2,889
Gain on conversion of equity method investment to controlling interest	—	—	(1,519)
Dividends received from unconsolidated entities, net of equity in income	1,290	4,358	4,874
Other	(11)	74	(7)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(43,811)	(58,389)	(8,915)
Prepaid expenses and other	(17,774)	(21,861)	(16,295)
Term receivables, long-term	(21,285)	(30,980)	(54,637)
Accounts payable and accrued liabilities	4,473	(2,720)	(3,122)
Income taxes receivable and payable	(10,487)	(5,084)	(11,725)
Deferred revenue	(2,896)	45,784	18,881
Net cash provided by operating activities	149,703	139,287	103,938
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	3,112	—	—
Purchases of short-term investments	(7,820)	—	—
Increase in restricted cash	—	—	(3,977)
Purchases of property, plant, and equipment	(30,761)	(45,130)	(41,555)
Acquisitions of businesses and equity interests and other intangible assets, net of cash acquired	(20,906)	(15,652)	(15,260)
Net cash used in investing activities	(56,375)	(60,782)	(60,792)
Financing Cash Flows:
Proceeds from issuance of common stock	53,013	46,756	37,460
Repurchase of common stock	(49,995)	(33,914)	(89,996)
Tax benefit from share options exercised	386	266	—
Dividends paid	(20,398)	—	—
Net increase (decrease) in short-term borrowing	3,748	(8,149)	(1,284)
Debt and equity issuance costs	—	—	(9,020)
Proceeds from notes payable	—	—	253,000
Repayments of notes payable	—	—	(219,919)
Repayments of other borrowings	(7,762)	(3,016)	—
Net cash (used in) provided by financing activities	(21,008)	1,943	(29,759)
Effect of exchange rate changes on cash and cash equivalents	(2,781)	(3,164)	(1)
Net change in cash and cash equivalents	69,539	77,284	13,386
Cash and cash equivalents at the beginning of the period	223,783	146,499	133,113
Cash and cash equivalents at the end of the period	$293,322	$223,783	$146,499
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interest with Redemption Feature
	Shares	Amount
In thousands
Balance as of January 31, 2011	111,249	$765,179	$(20,158)	$31,693	$776,714	$—
Net income			83,872		83,872	(485)
Other comprehensive loss				(3,013)	(3,013)	(127)
Convertible debt feature		42,531			42,531
Acquisition of controlling interest		(815)			(815)	8,196
Adjustment of noncontrolling interest to redemption value			(1,682)		(1,682)	1,682
Stock issued under stock awards and stock purchase plans	4,945	37,460			37,460
Stock repurchased	(6,805)	(89,996)			(89,996)
Stock compensation expense		21,516			21,516
Stock withheld for taxes	(43)	(513)			(513)
Balance as of January 31, 2012	109,346	$775,362	$62,032	$28,680	$866,074	$9,266
Net income			138,736		138,736	(102)
Other comprehensive loss				(3,281)	(3,281)	(56)
Adjustment of noncontrolling interest to redemption value			(3,590)		(3,590)	3,590
Stock issued under stock awards and stock purchase plans	5,875	46,756			46,756
Stock repurchased	(2,245)	(33,914)			(33,914)
Stock compensation expense		23,697			23,697
Stock withheld for taxes	(74)	(1,265)			(1,265)
Tax benefit associated with the exercise of stock options		266			266
Balance as of January 31, 2013	112,902	$810,902	$197,178	$25,399	$1,033,479	$12,698
Net income			155,258		155,258	(1,700)
Other comprehensive loss				(6,596)	(6,596)	(5)
Adjustment of noncontrolling interest to redemption value			(4,486)		(4,486)	4,486
Dividends			(20,398)		(20,398)
Stock issued under stock awards and stock purchase plans	5,618	53,013			53,013
Stock repurchased	(2,593)	(49,995)			(49,995)
Stock compensation expense		29,350			29,350
Stock withheld for taxes	(205)	(4,717)			(4,717)
Tax benefit associated with the exercise of stock options		386			386
Balance as of January 31, 2014	115,722	$838,939	$327,552	$18,803	$1,185,294	$15,479
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
We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment, as described in Note 8. “Commitments and Contingencies.”
Foreign Currency Translation
Local currencies are the functional currencies for our foreign subsidiaries except for certain subsidiaries in Ireland, Singapore, Egypt, and the Netherlands Antilles where the United States (U.S.) dollar is used as the functional currency. We translate assets and liabilities of foreign operations, excluding certain subsidiaries in Ireland, Singapore, Egypt, and the Netherlands Antilles to U.S. dollars at current rates of exchange and revenues and expenses using weighted average rates. We include foreign currency translation adjustments in stockholders’ equity as a component of accumulated other comprehensive income. We maintain the accounting records for certain subsidiaries in Ireland, Singapore, Egypt, and the Netherlands Antilles in the U.S. dollar and accordingly no translation is necessary. We include foreign currency transaction gains and losses as a component of other income (expense), net.
Use of Estimates
U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include valuation of accounts receivable, revenue recognition, business combinations, income taxes, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust estimates and assumptions as facts and circumstances dictate. Actual results could differ from these estimates. Any changes in estimates will be reflected in the financial statements in future periods.
Investments
We classify investments with original maturities of 90 days or less as cash equivalents. Short-term investments include certificates of deposit with original maturities in excess of 90 days and less than one year at the time of purchase.
Long-term investments, included in other assets on the accompanying consolidated balance sheets, include investments with maturities in excess of one year from the balance sheet date and equity securities. We determine the appropriate classification of our investments at the time of purchase. For investments in equity securities, we use the equity method of accounting when our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, we currently record our share of earnings or losses as a component of other income (expense), net, equal to our proportionate share of the earnings or losses of the investee. For investments in equity securities of private companies without a readily determinable fair value, and as to which we do not exercise significant influence over the investee, we record our investment under the cost method of accounting. Under the cost method of accounting, we carry the investment at historical cost. We periodically evaluate the fair value of all investments to determine if an other-than-temporary decline in value has occurred.
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
Property, Plant, and Equipment, Net
We state property, plant, and equipment at cost and capitalize expenditures for additions to property, plant, and equipment. We expense maintenance and repairs which do not improve or extend the life of the respective asset as incurred. We compute depreciation on a straight-line basis as follows:

	Estimated Useful Lives (in years)
Buildings		40
Land improvements		20
Computer equipment and furniture	3	-	5
Leasehold improvements(1)	3	-	10
(1)    Amortized over the shorter of the lease term or estimated life.

A summary of property, plant, and equipment, net is as follows:

As of January 31,	2014	2013
Computer equipment and furniture	$319,698	$308,229
Buildings and building equipment	101,073	97,989
Land and improvements	21,321	21,345
Leasehold improvements	38,900	35,753
Property, plant, and equipment, gross	480,992	463,316
Less: accumulated depreciation and amortization	(320,827)	(300,914)
Property, plant, and equipment, net	$160,165	$162,402

Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible assets and other intangible assets acquired in our business combinations. Intangible assets, net primarily includes purchased technology, in-process research and development, backlog, tradename, and customer relationships acquired in our business combinations. We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether the carrying values of the asset groups are greater than the forecasted undiscounted net cash flows of the related asset group. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. In the event we determine our long-lived assets have been impaired, we would make an adjustment that would result in a charge for the write-down in the period that the determination was made.
Goodwill is not amortized, but is tested for impairment at least annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We operate as a single reporting unit for purposes of goodwill evaluation. We completed our annual goodwill impairment test as of January 31, 2014, 2013, and 2012. For purposes of assessing the impairment of goodwill, we estimated the fair value of our reporting unit using its market capitalization as the best evidence of fair value and then compared the fair value to the carrying value of our reporting unit. Our reporting unit passed this step of the goodwill analysis. There were no indicators of impairment to goodwill during fiscal 2014, 2013, and 2012 and accordingly, no impairment charges were recognized during these fiscal periods.
We amortize purchased technology over three to five years to system and software cost of revenues and other intangible asset costs over one to five years to operating expenses. We amortize capitalized in-process research and development (resulting from acquisitions), upon completion of projects to cost of revenues over the estimated useful life of the technology. Alternatively, if we abandon a project, in-process research and development costs are expensed to operating expense when that determination is made.
Total purchased technology and other intangible asset amortization expenses were as follows:

Year ended January 31,	2014	2013	2012
Purchased technology and other intangible asset amortization expenses	$9,828	$13,716	$15,701
As of January 31, 2014, the carrying value of goodwill and intangible assets was as follows:

As of January 31,	2014	2013
Goodwill	$549,044	$535,932
Net purchased technology and in-process research and development(1)	$11,210	$8,019
Net other intangible assets(2)	$11,589	$13,819

(1)Includes accumulated amortization of $124,536 as of January 31, 2014 and $121,011 as of January 31, 2013.
(2)Includes accumulated amortization of $71,216 as of January 31, 2014 and $65,049 as of January 31, 2013.
The following table summarizes goodwill activity:

Balance as of January 31, 2012	$527,102
Acquisitions	8,437
Earnouts	370
Foreign exchange	23
Balance as of January 31, 2013	$535,932
Acquisitions	12,545
Earnouts	288
Foreign exchange	279
Balance as of January 31, 2014	$549,044
We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2015	$9,402
2016	6,516
2017	3,401
2018	2,361
2019	1,071
Thereafter	48
Aggregate amortization expense	$22,799
Noncontrolling Interest with Redemption Feature
As of January 31, 2014, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which provides us a call option to acquire the noncontrolling interest and the noncontrolling interest holders a put option to sell their interests to us for prices based on formulas defined in the agreement. The noncontrolling interest adjusted for this redemption feature based on the put option price formula, is presented on the consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.
The noncontrolling interest with redemption feature is recognized at the greater of:
i. The calculated redemption put value as of the balance sheet date; or
ii. The initial noncontrolling interest value adjusted for the noncontrolling interest holders' share of:
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
For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, we have established a valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of our net recorded amount, we would reverse the valuation allowance associated with such deferred tax assets in the period such determination was made. Also, if we determine that we are not able to realize all or part of our net deferred tax assets in the future, we would record a valuation allowance on such net deferred tax assets with a corresponding increase in expense in the period such determination was made.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. While we believe the positions we have taken are appropriate, we have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by the tax authorities. We record a benefit on a tax position when we determine that it is more likely than not that the position is sustainable upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is effectively settled. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes.
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
Acquisitions for the year ended January 31, 2014 consisted of 4 privately-held companies, all of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.
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

Revenue Recognition

We report revenue in two categories based on how revenue is generated: (i) system and software and (ii) service and support.
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
We include finance fee revenues from the accretion of the discount on long-term installment receivables in system and software revenues. Finance fee revenues were approximately 2.0% of total revenues for fiscal 2014, 2013, and 2012.
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
The authoritative guidance requires that, in the absence of VSOE or third-party evidence (TPE), a company must develop an estimated selling price (ESP). ESP is defined as the price at which the vendor would transact if the deliverable was sold by the vendor regularly on a standalone basis. A company should consider market conditions as well as entity-specific factors when estimating a selling price.We base our ESP for certain elements in arrangements on either costs incurred to manufacture a product plus a reasonable profit margin or standalone sales to similar customers. In determining profit margins, we consider current market conditions, pricing strategies related to the class of customer, and the level of penetration we have with the customer. In other cases, we may have limited sales on a standalone basis to the same or similar customers and/or guaranteed pricing on future purchases of the same item.
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
We capitalized $3,698 of acquired developed technology during fiscal 2014. We did not capitalize any acquired developed technology during fiscal 2013 or 2012.
Advertising Costs
We expense all advertising costs as incurred. Advertising expense is included in marketing and selling expense in the accompanying consolidated statement of income and was as follows:

Year ended January 31,	2014	2013	2012
Advertising expense	$2,654	$2,326	$3,015
Special Charges
We record restructuring charges within special charges in the consolidated statement of income in connection with our plans to better align our cost structure with projected operations in the future. Special charges primarily consist of costs incurred related to certain litigation, employee severance, acquisitions, excess facilities, and asset related charges. See additional discussion in Note 13. "Special Charges."
Net Income Per Share
We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of restricted stock units, common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans, and common shares issuable upon conversion of the convertible subordinated debentures using the treasury stock method, if dilutive. Net income used to compute basic and diluted net income per share is reduced for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2014. See additional discussion in Note 11. “Net Income Per Share.”
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
See a further description of how we estimate the fair value of stock options and purchase rights under our employee stock purchase plans (ESPPs) in Note 9. “Employee Stock and Savings Plans and Stockholders' Equity.”
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
We sold the following receivables to financing institutions on a non-recourse basis and recognized the following gain on the sale of those receivables:

Year ended January 31,	2014	2013	2012
Trade receivables, short-term	$11,705	$9,617	$13,645
Term receivables, long-term	11,912	11,094	16,662
Total receivables sold	23,617	20,711	30,307
Net proceeds	22,943	20,198	29,146
Discount on sold receivables	(674)	(513)	(1,161)
Unaccreted interest on sold receivables	890	568	1,273
Gain on sale of receivables	$216	$55	$112
Reclassifications
Certain items have been reclassified within operating expenses for fiscal 2013. We have reclassified certain litigation costs out of general and administration into special charges, related to patent litigation involving Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), Synopsys, Inc. (Synopsys), and us regarding emulation technology. These litigation costs are included in special charges because of their unusual nature due to the significance in variability of timing and amount. These reclassifications had no impact on total operating expenses, operating income, or net income. See further discussion of these lawsuits in Note 8. "Commitments and Contingencies."
The reclassification of our previously issued fiscal 2013 consolidated statement of operations was made to conform to the current period presentation. The amounts have been reclassified as follows:

	Year ended January 31, 2013
	As Originally Reported	As Reclassified
General and administration	$74,324	$70,692
Special charges	$6,314	$9,946

3. Fair Value Measurement
The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$3,990	$—	$3,990	$—
Contingent consideration	$(4,571)	$—	$—	$(4,571)
Total	$(581)	$—	$3,990	$(4,571)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(6,016)	$—	$—	$(6,016)

The Financial Accounting Standards Board's authoritative guidance for the hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect our market assumptions. The fair value hierarchy consists of the following three levels:

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
In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of January 31, 2014, of the total recorded balance, $1,565 was included in accrued and other liabilities and $3,006 was included in other long-term liabilities on our consolidated balance sheet. As of January 31, 2013, of the total recorded balance, $1,197 was included in accrued and other liabilities and $4,819 was included in other long-term liabilities on our consolidated balance sheet.
We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of January 31, 2014 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$5,351
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	0	-	4
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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2012	$6,120
New contingent consideration	1,208
Payments	(1,504)
Adjustments	(42)
Interest accretion	234
Balance as of January 31, 2013	$6,016
New contingent consideration	540
Payments	(1,266)
Adjustments	(898)
Interest accretion	179
Balance as of January 31, 2014	$4,571
The following table summarizes the fair value and carrying value of notes payable:

As of January 31,	2014	2013
Fair value of notes payable	$306,535	$293,867
Carrying value of notes payable	$224,261	$218,546
We based the fair value of notes payable on the quoted market price at the balance sheet date. The quoted market price for our notes is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, none was classified as current on our consolidated balance sheet as of January 31, 2014 and January 31, 2013.
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
Term receivable and trade accounts receivable balances were as follows:

As of January 31,	2014	2013
Trade accounts receivable	$179,830	$178,351
Term receivables, short-term	$274,653	$233,894
Term receivables, long-term	$270,365	$250,497
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
We perform a credit risk assessment of all customers using the Standard & Poor’s (S&P) credit rating as our primary credit-quality indicator. The S&P credit ratings are based on the most recent S&P score available. For customers that do not have an S&P credit rating, we base our credit risk assessment on an internal credit assessment which is based on selected short-term financial ratios. Our internal credit assessment is based upon results provided in the customer's most recent financial statements.
The credit risk assessment for our long-term receivables was as follows:

As of January 31,	2014	2013
S&P credit rating:
AAA+ through BBB-	$180,113	$133,773
BB+ and lower	29,654	45,298
	209,767	179,071
Internal credit assessment	60,598	71,426
Total long-term term receivables	$270,365	$250,497
We maintain allowances for doubtful accounts on trade accounts receivable and term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, integrated circuit research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period the determination is made.
The following shows the change in allowance for doubtful accounts for the years ended January 31, 2014, 2013, and 2012:

Allowance for doubtful accounts	Beginning balance	Charged to expense	Other changes(1)	Ending balance
Year ended January 31, 2014	$5,331	$517	$(379)	$5,469
Year ended January 31, 2013	$4,432	$1,147	$(248)	$5,331
Year ended January 31, 2012	$3,941	$688	$(197)	$4,432

(1)	Specific account write-offs and foreign exchange.

5. Short-Term Borrowings
In May 2013, we amended our syndicated, senior, unsecured, revolving credit facility, extending the termination date to May 24, 2017.
The revolving credit facility has a maximum borrowing capacity of $125,000. As stated in the revolving credit facility, we have the option to pay interest based on:

(i)
London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 2.00% and 2.50% based on a pricing grid tied to a financial covenant, or

(ii)	A base rate plus a spread of between 1.00% and 1.50%, based on a pricing grid tied to a financial covenant.
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates.
We had no borrowings against the revolving credit facility during fiscal 2014 or fiscal 2013. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.
The revolving credit facility contains certain financial and other covenants, including the following:

•	Our adjusted quick ratio (ratio of the sum of cash and cash equivalents, short-term investments, and net current receivables to total current liabilities) shall not be less than 1.00;

•	Our tangible net worth (stockholders' equity less goodwill and other intangible assets) must exceed the calculated required tangible net worth as defined in the credit agreement;

•	Our leverage ratio (ratio of total liabilities less subordinated debt to the sum of subordinated debt and tangible net worth) shall be less than 2.00;

•	Our senior leverage ratio (ratio of total debt less subordinated debt to the sum of subordinated debt and tangible net worth) shall not be greater than 0.90; and

•
Our minimum cash and accounts receivable ratio (ratio of the sum of cash and cash equivalents, short-term investments, and 42.0% of net current accounts receivable, to outstanding credit agreement borrowings) shall not be less than 1.25.

The revolving credit facility limits the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for periods after January 31, 2011.
We were in compliance with all financial covenants as of January 31, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.
6. Notes Payable

We have no long-term obligations maturing within the next five years. Our 4.00% Convertible Subordinated Debentures (4.00% Debentures) are due in 2031, but we may be required to repay them earlier under the conversion and redemption provisions described below.
4.00% Debentures due 2031: In April 2011, we issued $253,000 of 4.00% Debentures in a private placement pursuant to the Securities and Exchange Commission Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.
The 4.00% Debentures are convertible, under certain circumstances, into our common stock at a conversion rate, as of January 31, 2014, of 49.133 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.35 per share) for a total of 12,431 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.42 per share as of January 31, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

As of January 31, 2014, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $5,565.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As a result of declaring cash dividends during the year ended January 31, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.133 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.35 per share of our common stock).
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
The 4.00% Debentures contain a conversion feature allowing for settlement of the debt in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	January 31, 2014	January 31, 2013
Principal amount	$253,000	$253,000
Unamortized debt discount	(28,739)	(34,454)
Net carrying amount of the liability component	$224,261	$218,546
Equity component	$43,930	$43,930
The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.
We recognized the following amounts in interest expense in the consolidated statement of operations related to the 4.00% Debentures:

Year ended January 31,	2014	2013	2012
Interest expense at the contractual interest rate	$10,120	$10,120	$8,349
Amortization of debt discount	$5,715	$5,322	$4,154
The effective interest rate on the 4.00% Debentures was 7.25% for fiscal 2014, fiscal 2013, and fiscal 2012.
6.25% Debentures due 2026: During fiscal 2012, we redeemed the remaining $196,509 principal amount of the 6.25% Convertible Subordinated Debentures (6.25% Debentures) due 2026 utilizing proceeds received from the issuance of the 4.00% Debentures and cash on hand. In connection with this redemption, we incurred a before tax net loss on the early extinguishment of debt of $11,192, which included a $6,190 write-off of net unamortized debt discount, a $3,518 premium on redemption of the 6.25% Debentures, and a write-off of $1,484 for the unamortized debt issuance costs. This loss is included in interest expense in the consolidated statement of income. No balance remained outstanding following this redemption.
We recognized the following amounts in interest expense in the consolidated statements of operations related to the 6.25% Debentures, issued 2006:

Year ended January 31,	2014	2013	2012
Interest expense at the contractual interest rate	$—	$—	$2,900
Amortization of debt discount	$—	$—	$793
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

7. Income Taxes
Domestic and foreign pre-tax income (loss) was as follows:

Year ended January 31,	2014	2013	2012
Domestic	$(754)	$9,670	$(62,943)
Foreign	163,822	131,665	145,267
Total pre-tax income	$163,068	$141,335	$82,324
The provision (benefit) for income taxes was as follows:

Year ended January 31,	2014	2013	2012
Current:
Federal	$(366)	$(210)	$475
State	355	(65)	137
Foreign	6,585	4,964	(2,731)
Total current	6,574	4,689	(2,119)
Deferred:
Federal and state	1,333	350	695
Foreign	1,603	(2,338)	361
Total deferred	2,936	(1,988)	1,056
Total provision (benefit) for income taxes	$9,510	$2,701	$(1,063)

The actual income tax expense (benefit) is different from that which would have been computed by applying the statutory federal income tax rate to our income before income tax. A reconciliation of income tax expense (benefit) as computed at the U.S. federal statutory income tax rate to the provision (benefit) for income taxes is as follows:

Year ended January 31,	2014	2013	2012
Federal tax, at statutory rate	$57,074	$49,467	$28,813
State tax, net of federal benefit	355	(65)	137
Impact of international operations including withholding taxes and other reserves	(46,632)	(50,275)	(53,499)
Repatriation of foreign subsidiary earnings	20,367	12,661	1,364
Foreign tax credits	(5,489)	(8,203)	(411)
Costs incurred for stock of acquired business	—	67	98
Tax credits (excluding foreign tax credits)	(12,571)	(11,782)	(9,677)
Amortization of deferred charge	(2,311)	—	323
Change in valuation allowance	(5,929)	5,978	28,275
Stock-based compensation expense	2,593	1,895	2,947
Non-deductible meals and entertainment	1,087	1,021	1,096
Other, net	966	1,937	(529)
Provision (benefit) for income taxes	$9,510	$2,701	$(1,063)

The tax effects of temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities, were as follows:

As of January 31,	2014	2013
Deferred tax assets:
Depreciation of property, plant, and equipment	$(8)	$274
Reserves and allowances	10,733	10,398
Accrued expenses not currently deductible	20,118	20,463
Stock-based compensation expense	7,839	12,394
Net operating loss carryforwards	40,245	55,612
Tax credit carryforwards	90,852	75,639
Purchased technology and other intangible assets	3,267	6,456
Deferred revenue	3,680	3,097
Other, net	4,844	7,853
Total gross deferred tax assets	181,570	192,186
Less valuation allowance	(126,989)	(154,695)
Deferred tax assets	54,581	37,491
Deferred tax liabilities:
Intangible assets	(5,699)	(8,286)
Undistributed foreign earnings	(32,132)	(1,662)
Convertible debt	(11,276)	(13,519)
Deferred tax liabilities	(49,107)	(23,467)
Net deferred tax assets	$5,474	$14,024
The above schedule includes short-term and long-term deferred tax assets and liabilities. Net long-term deferred tax liabilities are presented in our balance sheet in other long-term liabilities.
As of January 31, 2014, we had the following foreign and U.S. Federal and state carryforwards for income tax purposes:

Credit or carryforward	As of January 31, 2014	Expiration
Federal credits and carryforwards:
Research and experimentation credit carryforward	$70,201	Fiscal 2019 - 2034
Net operating loss carryforward	$179,123	Fiscal 2019 - 2032
Foreign tax credits	$14,335	Fiscal 2015 - 2024
Alternative minimum tax credits	$2,683	No expiration
Childcare credits	$1,649	Fiscal 2023 - 2034
State income tax credits and carryforwards:
Net operating loss carryforward	$213,490	Fiscal 2015 - 2033
Research and experimentation	$18,026	Fiscal 2015 - 2029
Miscellaneous	$1,199	Various
Foreign net operating loss carryforwards	$34,122	Generally indefinite
Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such net operating loss carryforwards are utilized, we will increase stockholders’ equity. For presentation purposes, we have elected to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Our deferred tax assets related to net operating losses and tax credit carryforwards created by excess tax benefits from stock options have been reduced by $38,893 as of January 31, 2014 and $32,794 as of January 31, 2013.
The decrease in the valuation allowance largely resulted from the utilization of U.S. net operating losses and the expected use of additional U.S. net operating losses to offset actual tax impacts of accrued foreign subsidiary repatriations.
We have determined the amounts of our valuation allowances based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is not more-likely-

than-not that our U.S. entities will generate sufficient taxable income and foreign source income to fully utilize foreign tax credit carryforwards, research and experimentation credit carryforwards, and net operating loss carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly, there is a valuation allowance on our state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions.
We have not provided for income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside the U.S. As of January 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $432,481. Upon repatriation, some of these earnings may be sheltered by U.S. loss carryforwards or foreign tax credits, which may reduce the federal tax liability associated with any future foreign dividend. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently re-invested earnings is not practicable. Where the earnings of our foreign subsidiaries are not treated as permanently re-invested, we have considered the impact in our tax provision.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2011 and forward, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for three years following the year in which utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal 2010 in Ireland.
We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by the tax authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. It is reasonably possible that existing unrecognized tax benefits may decrease from $0 to $4,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of our reserves, which could settle or expire within the next twelve months, may result in deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were a benefit of $1,710 for the year ended January 31, 2014, a benefit of $297 for the year ended January 31, 2013 and an expense of $677 for the year ended January 31, 2012.
The below schedule shows the gross changes in unrecognized tax benefits associated with uncertain tax positions for the years ending January 31, 2014 and 2013:

Unrecognized tax benefits as of January 31, 2012	$41,905
Gross increases—tax positions in prior period	457
Gross decreases—tax positions in prior period	(7)
Gross increases—tax positions in current period	4,316
Lapse of statute of limitations	(7,553)
Cumulative translation adjustment	(336)
Unrecognized tax benefits as of January 31, 2013	$38,782
Gross increases—tax positions in prior period	3,863
Gross decreases—tax positions in prior period	(10,313)
Gross increases—tax positions in current period	3,900
Gross decreases-tax positions current	—
Settlements	(1,581)
Lapse of statute of limitations	(2,982)
Cumulative translation adjustment	(348)
Unrecognized tax benefits as of January 31, 2014	$31,321
The ending balances of unrecognized tax benefits represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained. The ending gross balances exclude accrued interest and penalties related to such positions of $7,687 as of January 31, 2014 and $9,538 as of January 31, 2013. We expect that $18,674 of our unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.
8. Commitments and Contingencies
Leases
We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development and marketing and selling activities.
Rent expense under operating leases was as follows:

Year ended January 31,	2014	2013	2012
Rent expense	$27,240	$26,597	$27,535

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,	Lease Payments
2015	$23,117
2016	18,372
2017	11,927
2018	6,601
2019	3,343
Thereafter	6,907
Total	$70,267
Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of January 31, 2014, we were not aware of any material liabilities arising from these indemnifications.
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
In some instances, we are unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have. There are many reasons why we cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding; damages sought that are unspecific, unsupportable, unexplained or uncertain; discovery not having been started or incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.
In December 2012, Synopsys filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce family of products infringes on four Synopsys United States Patents. On May 2, 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys United States Patents. These cases seek compensatory damages and a permanent injunction against the licensing of several of our software and hardware products relating to our emulation and field programmable gate arrays synthesis products. We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against EVE, which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE's Zebu emulation products infringe several of our patents, were filed against EVE in federal district court of Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no liability has been established nor has a range of loss been disclosed.
9. Employee Stock and Savings Plans and Stockholders' Equity
Stock Options Plans and Stock Plans
Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company.
Stock options and restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant. The source of shares issued under the Incentive Plan is new shares.
During fiscal 2014, restricted stock units with a performance condition were granted to certain officers. Vesting of these restricted stock units occurs after three years and is dependent upon attainment of goals for operating income margin.
As of January 31, 2014, a total of 3,993 shares of common stock were available for future grant under the Incentive Plan.

Stock options outstanding, the weighted average exercise price, and transactions involving stock options are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2013	6,717	$11.08
Granted	—	—
Exercised	(3,124)	12.43
Forfeited	3	4.20
Expired	(9)	12.37
Balance as of January 31, 2014	3,587	9.87	5.38	$39,195
Options exercisable as of January 31, 2014	2,933	8.94	4.79	34,784
Options vested as of January 31, 2014 and options expected to vest after January 31, 2014	3,587	$9.87	5.38	$39,195
The total intrinsic value of options exercised and cash received from options exercised was as follows:

Year ended January 31,	2014	2013	2012
Intrinsic value	$26,769	$21,647	$15,802
Cash received	$38,830	$24,262	$15,194
The following table summarizes restricted stock activity (including the target number of shares awarded under performance-based restricted stock units):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2013	3,996	$13.39
Granted	1,616	22.42
Vested	(1,374)	12.93
Forfeited	(155)	14.83
Nonvested as of January 31, 2014	4,083	$17.07	1.60	$84,925
The following table summarizes the fair value of restricted stock units vested:

Year ended January 31,	2014	2013	2012
Total fair value of restricted stock units vested	$17,736	$11,698	$5,446
Employee Stock Purchase Plans
We have an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. As of January 31, 2014, 2,547 shares remain available for future purchase under the ESPPs.
The following table summarizes shares issued under the ESPPs:

Year ended January 31,	2014	2013	2012
Shares issued under the ESPPs	1,554	1,884	2,099
Cash received for the purchase of shares under the ESPPs	$23,895	$22,645	$22,155
Weighted average purchase price per share	$15.38	$12.02	$10.55
Stock-Based Compensation Expense
We estimate the fair value of the purchase rights under our ESPPs and stock options using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates.
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
The expected volatility for the purchase rights for our ESPPs is based on the historical volatility of our shares of common stock. The expected term for the purchase rights for our ESPPs is the 6 month offering period.
We base the expected term of our stock options on historical experience.
The risk-free interest rate for periods within the contractual life of the purchase rights under our ESPPs and stock options is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of restricted stock units is the market value as of the grant date.
The weighted average grant date fair values are summarized as follows:

Year ended January 31,	2014	2013	2012
Options granted	$—	$7.18	$5.43
Restricted stock units granted	$22.42	$16.74	$10.91
ESPP purchase rights	$4.30	$3.82	$3.19
The fair value calculations used the following assumptions:

Year ended January 31,	2014	2013	2012
Stock Option Plans
Risk-free interest rate	—	0.9% - 1.3%	1.2%
Dividend yield	—	0%	0%
Expected life (in years)	—	5.8 - 6.3	6.3
Volatility (range)	—	43% - 53%	53%
Volatility (weighted average)	—	43%	53%

Year ended January 31,	2014	2013	2012
Employee Stock Purchase Plans
Risk-free interest rate	0.09% - 0.14%	0.05% - 0.15%	0.05% - 0.18%
Dividend yield (range)	0% - 1%	0%	0%
Dividend yield (weighted average)	0.5%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Volatility (range)	22% - 33%	33% - 43%	32% - 38%
Volatility (weighted average)	29%	39%	35%

The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit associated with the exercise of stock options:

Year ended January 31,	2014	2013	2012
Cost of revenues:
Service and support	$1,992	$1,529	$1,065
Operating expense:
Research and development	11,182	9,206	8,203
Marketing and selling	7,777	6,654	5,874
General and administration	8,399	6,308	6,516
Equity plan-related compensation expense	$29,350	$23,697	$21,658
Tax effect of the exercise of stock options	$386	$266	$—

As of January 31, 2014, we had $3,580 in unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 1.1 years and $58,964 in unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted average period of 1.5 years.
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

Year ended January 31,	2014	2013	2012
Employer matching contribution	$7,708	$7,181	$7,141

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we commenced payment of cash dividends at an annual rate of $0.18 per share of common stock. On February 27, 2014, we announced an increase to the quarterly dividend to $0.05 per share. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045	$5,096
11/21/2013	12/10/2013	1/2/2014	$0.045	$5,159
2/27/2014	3/10/2014	3/31/2014	$0.05

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

10. Incentive Stock Rights
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
11. Net Income Per Share
The following provides the computation of basic and diluted net income per share:

Year ended January 31,	2014	2013	2012
Net income attributable to Mentor Graphics shareholders	$155,258	$138,736	$83,872
Noncontrolling interest adjustment to redemption value	(4,486)	(5,272)	—
Adjusted net income attributable to Mentor Graphics shareholders	$150,772	$133,464	$83,872
Weighted average common shares used to calculate basic net income per share	113,671	110,998	110,138
Employee stock options, restricted stock units and employee stock purchase plan	3,031	3,019	2,777
Weighted average common and potential common shares used to calculate diluted net income per share	116,702	114,017	112,915
Net income per share attributable to Mentor Graphics shareholders:
Basic	$1.33	$1.20	$0.76
Diluted	$1.29	$1.17	$0.74

We excluded from the computation of diluted net income per share stock options, restricted stock units, and ESPP purchase rights to purchase 1,195 shares of common stock for the year ended January 31, 2014, 1,975 for fiscal 2013, and 4,056 for fiscal 2012. The stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have decreased the numerator of our basic and diluted earnings per share calculation for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2014 and January 31, 2013, recorded directly to retained earnings. For the year ended January 31, 2012, we excluded a similar adjustment of $1,682 from the calculation of basic and diluted earnings per share, as the amount was not significant.
The effect of the conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income per share. We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect on net income per share. If the 4.00% Debentures had been dilutive we would have included additional income of $2,075 for the years ended January 31, 2014, 2013 and 2012. Dilutive net income per share would have included no incremental shares for the years ended January 31, 2014, 2013, or 2012 as the average stock price for the period was below the conversion rate.
The conversion features of the 4.00% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 6. “Notes Payable.”
12. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of January 31,	2014	2013
Foreign currency translation adjustment	$18,361	$25,146
Unrealized gain (loss) on derivatives	42	(12)
Pension liability	400	265
Total accumulated other comprehensive income	$18,803	$25,399

13. Special Charges
The following is a summary of the components of the special charges:

Year ended January 31,	2014	2013	2012
Litigation costs	$11,597	$3,632	$—
Employee severance and related costs	4,392	4,016	8,437
Other	940	2,298	4,737
Total special charges	$16,929	$9,946	$13,174

Special charges may include expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and asset related charges.
Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology. For the year ended January 31, 2013, these costs have been reclassified from general and administration to special charges as further described in Note 2. "Summary of Significant Accounting Policies."

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
Approximately 80% of the employee severance and related costs for fiscal 2014 were paid during fiscal 2014. We expect to pay the remainder during fiscal 2015. Approximately 60% of the employee severance and related costs for fiscal 2013 were paid during fiscal 2013. Costs remaining as of January 31, 2013 were paid in fiscal 2014. Approximately 61% of the employee severance and related costs for fiscal 2012 were paid during fiscal 2012. Costs remaining as of January 31, 2012 were paid in fiscal 2013. There have been no significant modifications to the amount of these charges.
Other special charges for fiscal 2012 primarily consisted of costs of $4,066 for advisory fees associated with our proxy contest.
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the consolidated balance sheets. The following table shows changes in accrued special charges during the year ended January 31, 2014:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2013	January 31, 2014	January 31, 2014	January 31, 2014	(1)
Litigation costs	$624	$11,597	$(7,366)	$4,855
Employee severance and related costs	2,028	4,392	(5,416)	1,004
Other costs	2,889	940	(1,842)	1,987
Accrued special charges	$5,541	$16,929	$(14,624)	$7,846

(1)
Of the $7,846 total accrued special charges as of January 31, 2014, $587 represented the long-term portion, which primarily included accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $7,259 represented the short-term portion of accrued special charges.

The following table shows changes in accrued special charges during the year ended January 31, 2013:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2012	January 31, 2013	January 31, 2013	January 31, 2013	(1)
Litigation costs	$—	$3,632	$(3,008)	$624
Employee severance and related costs	3,668	4,016	(5,656)	2,028
Other costs	2,811	2,298	(2,220)	2,889
Accrued special charges	$6,479	$9,946	$(10,884)	$5,541

(1)
Of the $5,541 total accrued special charges as of January 31, 2013, $2,213 represented the long-term portion, which primarily included accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $3,328 represented the short-term portion of accrued special charges.

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

14. Other Income (Expense), Net
Other income (expense), net was comprised of the following:

Year ended January 31,	2014	2013	2012
Interest income	$2,360	$1,944	$2,195
Foreign currency exchange loss	(1,872)	(2,394)	(718)
Gain on conversion of equity method investment to controlling interest	—	—	1,519
Other, net	(1,008)	(982)	(1,420)
Other income (expense), net	$(520)	$(1,432)	$1,576

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
15. Related Party Transactions
Certain members of our Board of Directors also serve as officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of January 31, 2014, we had amounts receivable from these customers of $95,789. As of January 31, 2013, accounts receivable from these customers were not significant. The following table shows revenue recognized from these customers:

Year ended January 31,	2014	2013	2012
Revenue from customers	$85,037	$56,878	$35,944
Percentage of total revenues	7.4%	5.2%	3.5%
16. Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

Year ended January 31,	2014	2013	2012
Cash paid for:
Interest	$12,225	$11,981	$14,686
Income taxes	$11,871	$10,777	$8,707
We have an investment in Frontline. We received returns on investment of $5,500 during fiscal 2014, $6,250 during fiscal 2013 and $7,015 during fiscal 2012 which is included in net cash provided by operating activities in our consolidated statement of cash flows.
17. Segment Reporting
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
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues and property, plant and equipment, net, related to operations in the geographic areas were:

Year ended January 31,	2014	2013	2012
Revenues:
United States	$497,954	$467,595	$397,801
Other North America	15,250	13,544	18,361
Total North America	513,204	481,139	416,162
Europe	241,417	261,371	247,079
Japan	113,796	127,789	116,469
Pacific Rim	287,956	218,428	234,928
Total revenues	$1,156,373	$1,088,727	$1,014,638
For the years ended January 31, 2014, 2013 and 2012, no single customer accounted for 10% or more of our total revenues.

As of January 31,	2014	2013
Property, plant, and equipment, net:
United States	$116,954	$121,179
Other North America	141	269
Total North America	117,095	121,448
Europe	34,800	33,029
Japan	637	979
Pacific Rim	7,633	6,946
Total property, plant and equipment, net	$160,165	$162,402
18. Quarterly Financial Information – Unaudited
A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2014
Total revenues	$226,515	$253,216	$275,642	$401,000
Gross profit	$186,334	$208,359	$229,570	$345,003
Operating income	$5,893	$26,578	$33,372	$117,197
Net income attributable to Mentor Graphics shareholders	$205	$23,982	$25,535	$105,536
Net income per share, basic (1)	$0.01	$0.19	$0.21	$0.91
Net income per share, diluted (1)	$0.01	$0.19	$0.20	$0.89

Fiscal 2013
Total revenues	$247,918	$240,811	$268,760	$331,238
Gross profit	$202,535	$194,235	$218,497	$283,770
Operating income	$32,822	$19,907	$37,809	$71,095
Net income attributable to Mentor Graphics shareholders	$28,182	$18,167	$30,641	$61,746
Net income per share, basic (1)	$0.26	$0.17	$0.27	$0.50
Net income per share, diluted (1)	$0.25	$0.16	$0.27	$0.49
(1) We have adjusted the numerator of our earnings per share calculation by the following for the adjustment of our noncontrolling interest to the calculated redemption value, recorded directly to retained earnings:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2014	$468	$(2,349)	$(2,032)	$(573)
Fiscal 2013	$—	$—	$—	$(5,272)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Portland, Oregon
March 17, 2014

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2014, as stated in their report included in this Annual Report on Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2014, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Portland, Oregon
March 17, 2014
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
Item 9B.    Other Information
None.
Part III

Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item concerning our Directors will be included under “Election of Directors” in our 2014 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included in the section titled “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2014 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required by this item will be included under “Director Compensation in Fiscal Year 2014,” “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Risk Assessment” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required by this item will be included under “Independent Auditors” in our 2014 Proxy Statement and is incorporated herein by reference.
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
(a) 3 Exhibits

3.	A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.A to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

	B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 27, 2011.

4.	A.
Credit Agreement dated as of April 26, 2011 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2011.

B.
First Amendment to Credit Agreement dated as of May 24, 2013 between the Company, Bank of America, N.A. as agent and other lenders. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

C.
Second Amendment to Credit Agreement dated as of September 30, 2013 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.

D.
Indenture dated April 4, 2011 between the Company and Wilmington Trust Company, as Trustee, related to 4.00% Convertible Subordinated Debentures due 2031. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 4, 2011.

E.
Second Amended and Restated Rights Agreement, dated as of June 28, 2013 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, related to the Incentive Stock Purchase Rights Plan. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 1, 2013.

10.	*A.	2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on July 2, 2010.

*B.
Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to non-employee directors under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

*C.
Form of Stock Option Agreement for grants of stock options to non-employee directors under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.C to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

*D.
Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted to our executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.E to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

*E.
Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted in fiscal years 2009 and 2010 to executive officers under the Company's stock option plans. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

*F.
Form of Stock Option Agreement Terms and Conditions containing standard terms of stock options granted on October 9, 2007 to executive officers under our stock option plans. Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2007.

*G.
Form of Amendment to Nonqualified Stock Options containing additional standard terms of nonqualified stock options granted to executives under the Company's stock option plans. Incorporated by reference to Exhibit 10.B to the Company's Current Report on Form 8-K filed on November 2, 2004.

*H.
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on September 16, 2013.

	*I.	Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of time-based restricted stock units granted to executive officers under our 2010 Omnibus Incentive Plan.

	*J.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on June 5, 2012.

*K.
Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors. Incorporated by reference to Exhibit 10.I to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

*L.
Form of Severance Agreement entered into between the Company and each executive officer of the Company and certain other employees. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on March 16, 2010.

	*M.	Officer Stock Ownership Policy. Incorporated by reference to Exhibit 10.N to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

	*N.	Form of Agreement to Policy for Recovery of Incentive Compensation. Incorporated by reference to Exhibit 10.O to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

21.		List of Subsidiaries of the Company.

23.		Consent of KPMG, LLP Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated:	March 17, 2014	By	/S/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	March 17, 2014
Walden C. Rhines

(2)	Principal Financial Officer:

	/S/ GREGORY K. HINCKLEY	President, Chief Financial Officer	March 17, 2014
Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/S/ RICHARD P. TREBING	Corporate Controller, Chief Accounting Officer	March 17, 2014
Richard P. Trebing

(4)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	March 17, 2014
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	March 17, 2014
Gregory K. Hinckley

	/S/ KEITH L. BARNES	Director	March 8, 2014
Keith L. Barnes

	/S/ SIR PETER L. BONFIELD	Director	March 8, 2014
Sir Peter L. Bonfield

	/S/ J. DANIEL MCCRANIE	Director	March 14, 2014
J. Daniel McCranie

	/S/ KEVIN C. MCDONOUGH	Director	March 9, 2014
Kevin C. McDonough

	/S/ PATRICK B. MCMANUS	Director	March 8, 2014
Patrick B. McManus

	/S/ DAVID SCHECHTER	Director	March 17, 2014
David Schechter