Form 10-Q
period 2014-04-30
MENTOR GRAPHICS CORP
filed 2014-06-04
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
Number of shares of common stock, no par value, outstanding as of June 2, 2014: 113,915,567

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,
	2014	2013
In thousands, except per share data
Revenues:
System and software	$148,229	$123,284
Service and support	103,922	103,231
Total revenues	252,151	226,515
Cost of revenues:
System and software	26,971	8,899
Service and support	29,111	30,075
Amortization of purchased technology	1,361	1,207
Total cost of revenues	57,443	40,181
Gross profit	194,708	186,334
Operating expenses:
Research and development	84,451	79,717
Marketing and selling	84,634	79,107
General and administration	17,682	16,337
Equity in earnings of Frontline	(1,379)	(397)
Amortization of intangible assets	1,750	1,654
Special charges	5,926	4,023
Total operating expenses	193,064	180,441
Operating income	1,644	5,893
Other income (expense), net	(258)	(959)
Interest expense	(4,585)	(4,785)
Income (loss) before income tax	(3,199)	149
Income tax expense (benefit)	(174)	568
Net loss	(3,025)	(419)
Less: Loss attributable to noncontrolling interest	(474)	(624)
Net income (loss) attributable to Mentor Graphics shareholders	$(2,551)	$205
Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average number of shares outstanding:
Basic	114,935	112,711
Diluted	114,935	115,751
Cash dividends declared per common share	$0.050	$0.045
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended April 30,
	2014	2013
In thousands
Net loss	$(3,025)	$(419)
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	83	(255)
Less: reclassification adjustment for net gain (loss) included in net loss	155	(244)
Net change	(72)	(11)
Change in accumulated translation adjustment	2,962	(5,317)
Change in pension liability	(2)	(2)
Other comprehensive income (loss)	2,888	(5,330)
Comprehensive loss	(137)	(5,749)
Less amounts attributable to the noncontrolling interest:
Net loss	(474)	(624)
Change in accumulated translation adjustment	(10)	43
Comprehensive loss attributable to the noncontrolling interest	(484)	(581)
Comprehensive income (loss) attributable to Mentor Graphics shareholders	$347	$(5,168)
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	April 30, 2014	January 31, 2014
In thousands
Assets
Current assets:
Cash and cash equivalents	$175,825	$293,322
Short-term investments	—	3,990
Trade accounts receivable, net of allowance for doubtful accounts of $3,484 as of April 30, 2014 and $5,469 as of January 31, 2014	420,595	454,483
Other receivables	17,353	15,506
Inventory	26,207	25,121
Prepaid expenses and other	25,356	24,031
Deferred income taxes	9,576	13,656
Total current assets	674,912	830,109
Property, plant, and equipment, net of accumulated depreciation of $328,933 as of April 30, 2014 and $320,827 as of January 31, 2014	157,843	160,165
Term receivables	264,843	270,365
Goodwill	573,653	549,044
Intangible assets, net of accumulated amortization of $198,986 as of April 30, 2014 and $195,752 as of January 31, 2014	44,507	22,799
Other assets	75,304	71,627
Total assets	$1,791,062	$1,904,109
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,352	$9,590
Accounts payable	15,947	21,548
Income taxes payable	—	3,365
Accrued payroll and related liabilities	57,911	102,848
Accrued and other liabilities	41,353	42,457
Deferred revenue	221,916	231,179
Total current liabilities	338,479	410,987
Notes payable	225,755	224,261
Deferred revenue	20,953	17,398
Income tax liability	20,675	18,431
Other long-term liabilities	25,799	32,259
Total liabilities	631,661	703,336
Commitments and contingencies (Note 8)
Noncontrolling interest with redemption feature	14,568	15,479
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of April 30, 2014 and January 31, 2014; 113,869 shares issued and outstanding as of April 30, 2014 and 115,722 shares issued and outstanding as of January 31, 2014	803,242	838,939
Retained earnings	319,890	327,552
Accumulated other comprehensive income	21,701	18,803
Total stockholders’ equity	1,144,833	1,185,294
Total liabilities and stockholders’ equity	$1,791,062	$1,904,109
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,
	2014	2013
In thousands
Operating Cash Flows:
Net loss	$(3,025)	$(419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	8,550	8,790
Amortization of intangible assets, debt costs and other	5,187	4,554
Stock-based compensation	8,129	6,566
Deferred income taxes	1,002	5,104
Changes in other long-term liabilities	(2,570)	(1,890)
Dividends received from unconsolidated entities, net of equity in income (loss)	(67)	1,052
Other	28	(22)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	41,944	42,176
Prepaid expenses and other	(5,707)	(14,813)
Term receivables, long-term	8,558	20,266
Accounts payable and accrued liabilities	(58,474)	(54,472)
Income taxes receivable and payable	(3,297)	(4,792)
Deferred revenue	(11,219)	27
Net cash (used in) provided by operating activities	(10,961)	12,127
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	4,124	—
Purchases of short-term investments	—	(7,820)
Purchases of property, plant, and equipment	(6,170)	(4,410)
Acquisitions of businesses and equity interests and other intangible assets, net of cash acquired	(45,534)	(2,928)
Net cash used in investing activities	(47,580)	(15,158)
Financing Cash Flows:
Proceeds from issuance of common stock	1,227	9,609
Repurchase of common stock	(45,053)	(19,995)
Dividends paid	(5,778)	(5,064)
Net decrease in short-term borrowing	(8,238)	(4,827)
Repayments of other borrowings	(1,691)	(1,131)
Proceeds from the sale of subsidiary shares to non-controlling interest	240	—
Net cash used in financing activities	(59,293)	(21,408)
Effect of exchange rate changes on cash and cash equivalents	337	(964)
Net change in cash and cash equivalents	(117,497)	(25,403)
Cash and cash equivalents at the beginning of the period	293,322	223,783
Cash and cash equivalents at the end of the period	$175,825	$198,380
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share and conversion rate data.

(1)    General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires revenue to be recognized to reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to customers in the appropriate period. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract are required. We will be required to implement this guidance in the first quarter of fiscal year 2018, using one of two prescribed retrospective methods. No early adoption is permitted. We have not yet determined the effect of adoption on our consolidated financial statements.

(3)    Fair Value Measurement

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2014:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(3,177)	$—	$—	$(3,177)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$3,990	$—	$3,990	$—
Contingent consideration	(4,571)	—	—	(4,571)
Total	$(581)	$—	$3,990	$(4,571)

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of April 30, 2014, of the total recorded balance, $1,815 was included in accrued and other liabilities and $1,362 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2014, of the total recorded balance, $1,565 was included in accrued and other liabilities and $3,006 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of April 30, 2014 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$3,948
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	0	-	4

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2014	$4,571
Payments	(1,424)
Interest accretion	30
Balance as of April 30, 2014	$3,177

The following table summarizes the fair value and carrying value of notes payable:

As of	April 30, 2014	January 31, 2014
Fair value of notes payable	$306,881	$306,535
Carrying value of notes payable	$225,755	$224,261

We based the fair value of notes payable on the quoted market price at the balance sheet date. The quoted market price for our notes is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of April 30, 2014 and January 31, 2014.

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

(4)    Business Combinations

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

Acquisitions during the three months ended April 30, 2014

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Berkeley Design Automation, Inc.	$51,303	$2,335	$24,770	$24,198

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog, mixed signal, and radio frequency circuit verification. The acquisition of BDA aligns with Mentor's goal to deliver technologies with superior performance and automation for the growing challenges of Analog/Mixed-Signal verification. The total cash consideration consisted of $46,832 paid during the quarter ended April 30, 2014 and a deferred payment valued at $4,471.

The identified intangible assets acquired consisted of purchase technology with a fair value of $11,200 and other intangibles with a fair value of $13,570. The fair values of the identified intangible assets were valued using an income approach with significant unobservable inputs (Level 3). The significant unobservable inputs include annual revenue derived from each identified intangible asset and a selected discount rate of 15%. We are amortizing purchased technology to cost of revenues over five years and other intangibles to operating expenses over two to five years. The goodwill created by the transaction is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and products and the knowledge and experience of the acquired workforce.

The separate results of operations for the acquisition during the three months ended April 30, 2014 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

(5)    Term Receivables and Trade Accounts Receivable

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

Term receivable and trade accounts receivable balances were as follows:

As of	April 30, 2014	January 31, 2014
Trade accounts receivable	$146,920	$179,830
Term receivables, short-term	$273,675	$274,653
Term receivables, long-term	$264,843	$270,365

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

The credit risk assessment for our long-term receivables was as follows:

As of	April 30, 2014	January 31, 2014
S&P credit rating:
AAA+ through BBB-	$177,508	$180,113
BB+ and lower	21,657	29,654
	199,165	209,767
Internal credit assessment	65,678	60,598
Total long-term term receivables	$264,843	$270,365

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

We reduced our allowance for doubtful accounts during the three months ended April 30, 2014 by $1,691. The adjustment reflects a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our results of operations.

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Three months ended April 30, 2014	$5,469	$(1,744)	$(241)	$3,484
Three months ended April 30, 2013	$5,331	$(500)	$(79)	$4,752
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $10,043 for the three months ended April 30, 2014 compared to $8,535 for the three months ended April 30, 2013. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

(6)    Short-Term Borrowings

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
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the three months ended April 30, 2014 and 2013.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of April 30, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

(7)    Notes Payable

We have no long-term obligations maturing within the next five years. Our 4.00% Convertible Subordinated Debentures are due in 2031, but we may be required to repay them earlier under the conversion and redemption provisions described below.

4.00% Debentures due 2031

In April 2011, we issued $253,000 of 4.00% Convertible Subordinated Debentures (4.00% Debentures) due 2031 in a private placement pursuant to the SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

As of April 30, 2014, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.249 shares of our common stock (equivalent to a conversion price of $20.31 per share) for a total of 12,460 shares. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.37 per share as of April 30, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
As of April 30, 2014, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $4,922.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As a result of declaring cash dividends during the fiscal year ended January 31, 2014 and the three months ended April 30, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.249 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.31 per share of our common stock).

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	April 30, 2014	January 31, 2014
Principal amount	$253,000	$253,000
Unamortized debt discount	(27,245)	(28,739)
Net carrying amount of the liability component	$225,755	$224,261
Equity component	$43,930	$43,930

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended April 30,
	2014	2013
Interest expense at the contractual interest rate	$2,530	$2,530
Amortization of debt discount	$1,494	$1,391

The effective interest rate on the 4.00% Debentures was 7.25% for the three months ended April 30, 2014 and 2013.

(8)    Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of April 30, 2014, we were not aware of any material liabilities arising from these indemnification obligations.

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

In December 2012, Synopsys filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys United States Patents. On May 2, 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys United States Patents. These cases seek compensatory damages and a permanent injunction against the licensing of several of our software and hardware products relating to our emulation and field programmable gate arrays synthesis products. We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE's Zebu emulation products infringe several of our patents, were filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no liability has been established nor has a range of loss been disclosed.

(9)    Stockholders' Equity

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we commenced payment of cash dividends at an annual rate of $0.18 per share of common stock. On February 27, 2014, we announced an increase of the quarterly dividend to $0.05 per share. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045	$5,096
11/21/2013	12/10/2013	1/2/2014	$0.045	$5,159
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778
5/22/2014	6/10/2014	6/30/2014	$0.05

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

(10)    Stock-Based Compensation

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended April 30,
	2014	2013
Cost of revenues	$535	$460
Operating expenses:
Research and development	3,241	2,610
Marketing and selling	2,178	1,882
General and administration	2,175	1,614
Equity plan-related compensation expense	$8,129	$6,566

(11)    Incentive Stock Rights

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

(12)    Net Income (Loss) Per Share

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon vesting of restricted stock units, exercise of stock options and ESPP purchase rights, and conversion of the 4.00% Debentures using the treasury stock method, if dilutive.

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended April 30,
	2014	2013
Net income (loss) attributable to Mentor Graphics shareholders	$(2,551)	$205
Noncontrolling interest adjustment to redemption value	667	468
Adjusted net income (loss) attributable to Mentor Graphics shareholders	$(1,884)	$673
Weighted average common shares used to calculate basic net income (loss) per share	114,935	112,711
Employee stock options, restricted stock units and employee stock purchase plan	—	3,040
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	114,935	115,751
Net income (loss) per share attributable to Mentor Graphics shareholders:
Basic net income (loss) per share	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.02)	$0.01

We excluded from the computation of diluted net income (loss) per share for the three months ended April 30, 2014, 3,372 shares of common stock for stock options, restricted stock units, and ESPP purchase rights compared to 1,188 shares of common stock for stock options and ESPP purchase rights for the three months ended April 30, 2013. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive either because we incurred a net loss for the period or as a result of applying the treasury stock method.

We have increased the numerator of our basic and diluted earnings per share calculation by $667 for the three months ended April 30, 2014 and $468 for the three months ended April 30, 2013 for the decrease of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating their dilutive effect. The assumed conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income per share.

The conversion feature of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 7. “Notes Payable.”

(13)    Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of	April 30, 2014	January 31, 2014
Foreign currency translation adjustment	$21,333	$18,361
Unrealized gain (loss) on derivatives	(30)	42
Pension liability	398	400
Total accumulated other comprehensive income	$21,701	$18,803

(14)    Special Charges

The following is a summary of the components of special charges:

	Three months ended April 30,
	2014	2013
Litigation costs	$3,958	$1,940
Employee severance and related costs	1,125	2,079
Other costs, net	843	4
Total special charges	$5,926	$4,023
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

Approximately 41% of the employee severance and related costs for the three months ended April 30, 2014 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2015. Substantially all of the employee severance and related costs for the three months ended April 30, 2013 were paid during the fiscal year ending January 31, 2014. There were no significant modifications to the amount of those charges.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2014:

	Accrued special charges as of	Charges during the three months ended	Payments during the three months ended	Accrued special charges as of
	January 31, 2014	April 30, 2014	April 30, 2014	April 30, 2014	(1)
Litigation costs	$4,855	$3,958	$(4,347)	$4,466
Employee severance and related costs	1,004	1,125	(895)	1,234
Other costs, net	1,987	843	(851)	1,979
Total accrued special charges	$7,846	$5,926	$(6,093)	$7,679

(1)
Of the $7,679 total accrued special charges as of April 30, 2014, $496 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $7,183 represents the short-term portion of accrued special charges.

(15)    Other Income (Expense), Net

Other income (expense), net was comprised of the following:

	Three months ended April 30,
	2014	2013
Interest income	$547	$625
Foreign currency exchange loss	(520)	(1,375)
Other, net	(285)	(209)
Other income (expense), net	$(258)	$(959)

(16)    Related Party Transactions

Certain members of our Board of Directors also serve as executive officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. As of April 30, 2014 and January 31, 2014, we had amounts receivable from these customers of $81,214 and $95,789, respectively. The following table shows revenue recognized from these customers:

	Three months ended April 30,
	2014	2013
Revenues from customers	$6,050	$28,536
Percentage of total revenues	2.4%	12.6%

(17)    Income Taxes

The provision for income taxes was comprised of the following:

	Three months ended April 30,
	2014	2013
Income tax expense (benefit)	$(174)	$568
Effective tax rate	5.4%	381%
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

Our effective tax rate is 5.4% for the three months ended April 30, 2014, after the inclusion of $10 in net unfavorable period specific items.
For our full year forecast, we have projected an 11% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2014. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:
•The benefit of lower tax rates on earnings of foreign subsidiaries; and
•Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no previous benefit was recognized.
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

As of April 30, 2014, we had a liability of $21,047 for income taxes associated with uncertain income tax positions. Of this liability, $372 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $20,675 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(18)    Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Three months ended April 30,
	2014	2013
Cash paid, net for:
Interest	$5,514	$5,551
Income taxes	$3,496	$4,055

We have an investment in Frontline PCB Solutions Limited Partnership (Frontline). We received returns on investment from Frontline of $1,300 during the three months ended April 30, 2014 and $1,500 during the three months ended April 30, 2013, which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(19)    Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended April 30,
	2014	2013
Revenues:
United States	$124,766	$96,086
Europe	60,149	48,707
Japan	21,281	26,677
Pacific Rim	43,713	51,991
Other	2,242	3,054
Total revenues	$252,151	$226,515

For the three months ended April 30, 2014, one customer accounted for 14% of our total revenues. For the three months ended April 30, 2013, no single customer accounted for 10% or more of our total revenues.

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

Ten accounts make up approximately 35% of our receivables, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers.

Net of reserves, we have no receivables greater than 90 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first three months of fiscal 2015 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first three months of fiscal 2015 decreased by approximately 50% compared to the first three months of fiscal 2014 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 35% of total bookings for the first three months of fiscal 2015 compared to 65% for the first three months of fiscal 2014. The number of new customers during the first three months of fiscal 2015 increased approximately 15% from the levels experienced during the first three months of fiscal 2014.

Product Development

During the first three months of fiscal 2015, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first three months of fiscal 2015, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for revenue recognition, valuation of trade accounts receivable, income taxes, business combinations, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2014.

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended April 30,
	2014	Change	2013
System and software revenues	$148.2	20%	$123.3
System and software gross profit	$119.9	6%	$113.2
Gross profit percent	81%		92%
Service and support revenues	$103.9	1%	$103.2
Service and support gross profit	$74.8	2%	$73.1
Gross profit percent	72%		71%
Total revenues	$252.1	11%	$226.5
Total gross profit	$194.7	5%	$186.3
Gross profit percent	77%		82%

System and Software

	Three months ended April 30,
	2014	Change	2013
Upfront license revenues	$124.8	24%	$100.3
Ratable license revenues	23.4	2%	23.0
Total system and software revenues	$148.2	20%	$123.3

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

Ten customers accounted for approximately 60% of system and software revenues for the three months ended April 30, 2014 compared to approximately 50% for the three months ended April 30, 2013.

System and software revenues increased for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 primarily as a result of increased sales of emulation hardware systems.

For the three months ended April 30, 2014, one customer accounted for 14% of total revenues. For the three months ended April 30, 2013, no single customer accounted for 10% or more of total revenues.

System and software gross profit percent was lower for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 primarily due to increased sales of lower-margin emulation hardware systems.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 was primarily due to increased support revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended April 30,
	2014	Change	2013
North America	$127.0	28%	$99.1
Europe	60.1	23%	48.7
Japan	21.3	(20)%	26.7
Pacific Rim	43.7	(16)%	52.0
Total revenues	$252.2	11%	$226.5

The changes in revenues in North America and Europe for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 were primarily due to increased sales of emulation hardware systems. The changes in revenues in Japan for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 were primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended April 30, 2014, approximately one-fourth of European and approximately 90% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of ($1.4) for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended April 30,
	2014	2013
Revenues:
IC Design to Silicon	25%	35%
Scalable Verification	35%	20%
Integrated System Design	25%	30%
New & Emerging Products	5%	5%
Services & Other	10%	10%
Total revenues	100%	100%

Operating Expenses

	Three months ended April 30,
	2014	Change	2013
Research and development	$84.5	6%	$79.7
Marketing and selling	84.6	7%	79.1
General and administration	17.7	9%	16.3
Equity in earnings of Frontline	(1.4)	250%	(0.4)
Amortization of intangible assets	1.8	6%	1.7
Special charges	5.9	48%	4.0
Total operating expenses	$193.1	7%	$180.4

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended April 30,
	2014	2013
Research and development	33%	35%
Marketing and selling	34%	35%
General and administration	7%	7%
Total selected operating expenses	74%	77%

Research and Development

Research and development expenses increased by $4.7 for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The components of this increase are summarized as follows:

Change for
three months ended April 30,
Salaries, variable compensation, and benefits expenses	$2.1
Expenses associated with acquired businesses	2.2
Other expenses	0.4
Total change in research and development expenses	$4.7

Marketing and Selling

Marketing and selling expenses increased by $5.5 for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The components of this increase are summarized as follows:

Change for
three months ended April 30,
Salaries, variable compensation, and benefits expenses	$4.6
Expenses associated with acquired businesses	0.8
Bad debt expense	(1.2)
Other expenses	1.3
Total change in marketing and selling expenses	$5.5

General and Administration

There were no significant changes within general and administration expenses, which increased by $1.3 for the three months ended April 30, 2014 compared to the three months ended April 30, 2013.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $0.5 for the three months ended April 30, 2014, compared to the three months ended April 30, 2013. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Orbotech, Ltd., an Israeli company, and us.

Frontline reports on a calendar year basis; therefore we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Net income, as reported	$1.5	$1.1
Amortization of purchased technology and other identified intangible assets	(0.1)	(0.7)
Equity in earnings of Frontline	$1.4	$0.4

Special Charges

	Three months ended April 30,
	2014	Change	2013
Litigation costs	$4.0	111%	$1.9
Employee severance and related costs	1.1	(48)%	2.1
Other costs, net	0.8	—%	—
Total special charges	$5.9	48%	$4.0

Special charges may include expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and asset related charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), and Synopsys regarding emulation technology.

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

Provision for Income Taxes

	Three months ended April 30,
	2014	Change	2013
Income tax expense (benefit)	$(0.2)	(133)%	$0.6

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

	Three months ended April 30,
	2014	2013
Effective tax rate	5.4%	381%
Net period specific items benefit	$—	$0.4
Effective tax rate without period specific items	5.7%	140%

For the three months ended April 30, 2014, we have a 5.7% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the three months ended April 30, 2013 due to the fact that our income before income tax for the three months ended April 30, 2013 was near break-even and to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected an 11% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2014. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no benefit was previously recognized.
These differences are partially offset by:

•	Repatriation of foreign subsidiary earnings to the U.S.;

•	Non-deductible equity compensation expense; and

•	Withholding taxes.

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2011 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal 2010 in Ireland.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of April 30, 2014, we have cash totaling $162.7 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as some of our foreign earnings were previously taxed in the U.S. and other foreign earnings may be sheltered from U.S. tax by net operating loss and tax credit carryforwards. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

	Three months ended April 30,
	2014	2013
Cash (used in) provided by operating activities	$(11.0)	$12.1
Cash used in investing activities	$(47.6)	$(15.2)
Cash used in financing activities	$(59.3)	$(21.4)

Operating Activities

Cash flows from operating activities consist of our net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash flows from operating activities for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013 is primarily due to a decrease in deferred revenue and the scheduled timing of payments on term receivables.

Trade Accounts and Term Receivables

Our cash flows from operating activities are significantly influenced by the payment terms on our license agreements and by our sales of qualifying accounts receivable. Our customers’ inability to fulfill payment obligations could adversely affect our cash flow. Though we have not, to date, experienced a material level of defaults, material payment defaults by our customers as a result of negative economic conditions or otherwise could have a material adverse effect on our financial condition. We monitor our accounts receivable portfolio for customers with low or declining credit ratings and increase our collection efforts when necessary. Trade accounts and term receivables consisted of the following:

As of	April 30, 2014	January 31, 2014
Trade accounts receivable, net	$420.6	$454.5
Term receivables, short term (included in trade accounts receivable on the balance sheet)	$273.7	$274.7
Term receivables, long-term	$264.8	$270.4
Average days sales outstanding including the short-term portion of term receivables	150 days	102 days
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	52 days	40 days

The overall increase in the average days sales outstanding in trade accounts receivable for both measures as of April 30, 2014, was primarily due to a decrease in revenue in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $538.5 as of April 30, 2014 compared to $545.0 as of January 31, 2014.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $10.0 for the three months ended April 30, 2014 compared to $8.5 for the three months ended April 30, 2013. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2015.

Accrued Payroll and Related Liabilities

As of	April 30, 2014	January 31, 2014
Accrued payroll and related liabilities	$57.9	$102.8

The decrease in accrued payroll and related liabilities as of April 30, 2014 compared to January 31, 2014 was primarily due to incentive payments made during fiscal 2015 on fiscal 2014 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2014 primarily consisted of cash paid for acquisitions of business and equity interests and capital expenditures.

During the three months ended April 30, 2014, we acquired Berkeley Design Automation, Inc., a leader in nanometer analog, mixed signal, and radio frequency circuit verification, for total consideration of $51.3, including current period cash payments of $46.8 ($45.5, net of $1.3 of acquired cash). We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Expenditures for property, plant, and equipment increased to $6.2 for the three months ended April 30, 2014 compared to $4.4 for the three months ended April 30, 2013. The expenditures for property, plant, and equipment for the three months ended April 30, 2014 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2015 to be approximately $45.0. We plan to finance these capital expenditures using cash on hand.

Financing Activities

For the three months ended April 30, 2014, cash used in financing activities consisted primarily of repurchases of our common stock, a net decrease in short-term borrowings, and the payment of dividends.

In April 2011, we announced a share repurchase program under which we may repurchase up to $150.0 of our common stock over a three year period through April 2014. In February 2012, our Board of Directors approved an increase in the amount we may repurchase under this program from $150.0 to $200.0 and on August 21, 2013, our Board of Directors approved an additional increase in the amount we may repurchase under this program of $63.9. During the three months ended April 30, 2014, we repurchased 2.0 shares of common stock for $45.1 under this program. This three-year program expired in April 2014. Our Board of Directors has discretion to initiate new stock repurchase programs at any time.

During the three months ended April 30, 2014, we paid a quarterly dividend of $0.05 per share of outstanding common stock for a total of $5.8. On May 22, 2014, we announced a quarterly dividend of $0.05 per share of outstanding common stock, payable on June 30, 2014 to shareholders of record as of the close of business on June 10, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $91.3 is available for common stock purchases or dividend payments under this limit as of April 30, 2014.

Other factors affecting liquidity and capital resources

4.00% Convertible Subordinated Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

As of April 30, 2014, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.249 shares of our common stock (equivalent to a conversion price of $20.31 per share) for a total of 12,460 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.37 per share as of April 30, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As the result of us declaring cash dividends during the fiscal year ended January 31, 2014 and the three months ended April 30, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.249 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.31 per share of our common stock).

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

For further information on the 4.00% Debentures, see Note 7. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

We have a revolving credit facility with a maximum borrowing capacity of $125.0, which expires on May 24, 2017. We have the option to pay interest based on:

(i)
London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 2.00% and 2.50% based on a pricing grid tied to a financial covenant; or

(ii)	A base rate plus a spread of between 1.00% and 1.50%, based on a pricing grid tied to a financial covenant.

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the three months ended April 30, 2014 and 2013.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of April 30, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2015

We expect revenues for the second quarter of fiscal 2015 to be approximately $250.0 with earnings per share for the same period of approximately $0.07 per diluted share. For the full fiscal year 2015, we expect revenues of approximately $1.237 billion with earnings per share of $1.46 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2014. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$4.7	5.28%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of April 30, 2014 and April 30, 2013. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

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

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of April 30, 2014 and 2013, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.0 outstanding as of April 30, 2014 and $1.1 as of April 30, 2013 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows. Our practice is to hedge a majority of our existing material foreign currency transaction exposures, which generally represent the excess of expected euro and British pound denominated expenses over expected euro and British pound denominated revenues, and the excess of Japanese yen denominated revenues over expected Japanese yen denominated expenses. We also enter into foreign currency forward contracts to protect against currency exchange risk associated with existing monetary assets and liabilities.

The following table provides volume information about our foreign currency forward program. The information provided is in United States dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of	April 30, 2014		January 31, 2014
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$51.1	102.18	$54.7	103.91
Euro	33.6	0.72	29.6	0.74
British pound	23.7	0.60	22.1	0.61
Indian rupee	14.1	60.51	12.0	62.03
Swedish krona	11.9	6.58	12.7	6.47
Other (1)	35.8	—	38.3	—
Total forward contracts	$170.2		$169.4

(1)
Other includes the Israeli shekel, Chinese yuan, Armenian dollar, Canadian dollar, Taiwan dollar, Russian ruble, Swiss franc, Norwegian kroner, Danish kroner, Polish zloty, Hungarian forint, Korean won and Singapore dollar.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In December 2012, Synopsys filed a lawsuit claiming patent infringement against us in federal district court in the North District of California, alleging that our Veloce® family of products infringes on four Synopsys United States Patents. On May 2, 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys United States Patents. These cases seek compensatory damages and a permanent injunction against the licensing of several of our software and hardware products relating to our emulation and field programmable gate arrays synthesis products. We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012. Our lawsuits, which allege that EVE’s Zebu emulation products infringe several of our patents, were filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our litigation in Oregon and Japan seeks compensatory damages and an injunction against the sale of EVE emulation products. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

Item 1A.    Risk Factors
The forward-looking statements contained under “Outlook for Fiscal 2015” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2015,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
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
We currently compete primarily with two large companies: Synopsys, Inc. and Cadence Design Systems, Inc. We also compete with smaller companies with focused product portfolios and manufacturers of electronic devices and semiconductor equipment that have acquired or internally developed their own EDA products.
We may experience difficulty in manufacturing our emulation hardware.
We currently contract with two manufacturers to assemble our hardware emulation products and purchase some components from a single supplier. We may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints; components rejected that do not meet our standards; components with latent defects; low yields of ICs, subassemblies, or printed circuit boards (PCBs); natural disasters such as weather or earthquakes; or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis. Our reliance on sole suppliers may also result in reduced control over product pricing and quality.
New conflict minerals regulations may cause us to incur additional expenses and may adversely impact our ability to conduct our business.

The Securities and Exchange Commission (SEC) has adopted disclosure rules for companies that use conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold) in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. We have incurred and expect to continue to incur costs designing and implementing processes to discover the origin of the conflict minerals used in our hardware products. Implementing these requirements could affect the sourcing, availability and pricing of materials used in our hardware products as well as the companies we use to manufacture our products and their components. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. The costs of complying with these laws could adversely affect our current or future business.
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
We typically generate about half of our revenues from customers outside the United States (U.S.) and we generate approximately one-third of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, the euro, and the British pound, could have an adverse impact on our operating results.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods; compliance issues relating to determining and paying customs duties and value added taxes; changes in a specific country’s or region’s economic or political conditions; trade protection measures; local labor laws; import or export licensing requirements; anti-corruption, anti-bribery, and other similar laws; loss or modification of exemptions for taxes and tariffs; limitations on repatriation of earnings; and difficulties with licensing and protecting our intellectual property rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or limited from doing business in one or more countries.
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
The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles (GAAP). Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate, including a separate determination for entities, if any, with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecast and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses; changes in our business, such as internal restructuring and acquisitions; changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments; tax audit determinations; changes in our tax positions; changes in our intent and capacity to permanently reinvest foreign earnings; changes to our transfer pricing practices; tax deductions attributed to equity compensation; and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.
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
Rules and regulations set out by various governmental and self-regulatory organizations in the U.S. such as the SEC, NASDAQ, the Financial Industry Regulatory Authority, and the Financial Accounting Standards Board, as well as in other worldwide locations where we operate, are continually evolving in scope and complexity which makes compliance increasingly difficult and uncertain. The increase in costs to develop awareness and comply with such evolving rules and regulations as well as any risk of noncompliance could adversely impact us.
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
We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then under U.S. GAAP, revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.
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
Patent holders are making increasing efforts to monetize their patent portfolios. Intellectual property (IP) infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, either due to damage awards, payment of legal fees, an obligation to refund license fees to a customer or forgo receipt of future customer payments, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation in Japan, California, and Oregon involving Emulation and Verification Engineering S.A., EVE-USA, Inc., and Synopsys. Further information regarding these lawsuits is contained in Part II, Item 1. "Legal Proceedings".
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
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the U.S. In particular, approximately 14% of our workforce, and a larger percentage of our engineers, are located in our offices in Israel, Egypt, Pakistan, Armenia, and Russia and may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material and adverse effect on product delivery and our research and development operations.
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
As of April 30, 2014, we had $254 million of outstanding indebtedness, which includes principal of $253 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $1 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of April 30, 2014 of $20.31 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.37 per share as of April 30, 2014, for at least 20 of the last 30 trading days of the previous fiscal quarter. If our 4.00% Debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have material adverse impact on our liquidity and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
February 1 - February 28, 2014	—	$—	—	$90,000,021
March 1 - March 31, 2014	1,447,826	22.46	1,447,826	57,485,665
April 1 - April 30, 2014	567,504	22.09	567,504	—
	2,015,330	$22.36	2,015,330

On April 18, 2011, we announced a share repurchase program approved by our Board of Directors which authorized the repurchase of up to $150.0 million of our common stock over a three year period. On February 27, 2012, our Board of Directors authorized an additional $50.0 million of our common stock to be repurchased under this program, and clarified that the $25.0 million of shares repurchased in April 2011, using proceeds from our issuance of 4.00% Convertible Subordinated Debentures are considered to have been part of this program. On August 21, 2013, our Board of Directors authorized an additional $63.9 million of our common stock to be repurchased under this program. In April 2014, this share repurchase program expired and, thus, no amount is available for repurchase under this program as of April 30, 2014. Our Board of Directors has discretion to initiate new stock repurchase programs at any time.

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

Dated: June 4, 2014	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer