Form 10-Q
period 2014-07-31
MENTOR GRAPHICS CORP
filed 2014-09-05
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
Number of shares of common stock, no par value, outstanding as of September 2, 2014: 113,676,219

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
In thousands, except per share data
Revenues:
System and software	$149,480	$150,203	$297,709	$273,487
Service and support	110,753	103,013	214,675	206,244
Total revenues	260,233	253,216	512,384	479,731
Cost of revenues:
System and software	16,185	15,236	43,156	24,135
Service and support	30,903	28,909	60,014	58,984
Amortization of purchased technology	1,841	712	3,202	1,919
Total cost of revenues	48,929	44,857	106,372	85,038
Gross profit	211,304	208,359	406,012	394,693
Operating expenses:
Research and development	87,542	80,307	171,993	160,024
Marketing and selling	82,305	79,811	166,939	158,918
General and administration	19,473	17,198	37,155	33,535
Equity in earnings of Frontline	(2,062)	(950)	(3,441)	(1,347)
Amortization of intangible assets	2,026	1,556	3,776	3,210
Special charges	5,108	3,859	11,034	7,882
Total operating expenses	194,392	181,781	387,456	362,222
Operating income	16,912	26,578	18,556	32,471
Other income (expense), net	(104)	(272)	(362)	(1,231)
Interest expense	(4,807)	(4,897)	(9,392)	(9,682)
Income before income tax	12,001	21,409	8,802	21,558
Income tax benefit	(1,768)	(2,338)	(1,942)	(1,770)
Net income	13,769	23,747	10,744	23,328
Less: Loss attributable to noncontrolling interest	(403)	(235)	(877)	(859)
Net income attributable to Mentor Graphics shareholders	$14,172	$23,982	$11,621	$24,187
Net income per share:
Basic	$0.13	$0.19	$0.12	$0.20
Diluted	$0.13	$0.19	$0.11	$0.19
Weighted average number of shares outstanding:
Basic	113,868	112,988	114,396	112,851
Diluted	116,551	116,295	116,960	116,014
Cash dividends declared per common share	$0.050	$0.045	$0.100	$0.090
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
In thousands
Net Income	$13,769	$23,747	$10,744	$23,328
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized loss on derivative instruments	(232)	(15)	(149)	(270)
Less: reclassification adjustment for net loss included in net income	(238)	(23)	(83)	(267)
Net change	6	8	(66)	(3)
Change in accumulated translation adjustment	(3,665)	(2,119)	(703)	(7,436)
Change in pension liability	(2)	(2)	(4)	(4)
Other comprehensive loss	(3,661)	(2,113)	(773)	(7,443)
Comprehensive income	10,108	21,634	9,971	15,885
Less amounts attributable to the noncontrolling interest:
Net loss	(403)	(235)	(877)	(859)
Change in accumulated translation adjustment	15	5	5	48
Comprehensive loss attributable to the noncontrolling interest	(388)	(230)	(872)	(811)
Comprehensive income attributable to Mentor Graphics shareholders	$10,496	$21,864	$10,843	$16,696
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	July 31, 2014	January 31, 2014
In thousands
Assets
Current assets:
Cash and cash equivalents	$174,361	$293,322
Short-term investments	—	3,990
Trade accounts receivable, net of allowance for doubtful accounts of $3,294 as of July 31, 2014 and $5,469 as of January 31, 2014	423,699	454,483
Other receivables	16,085	15,506
Inventory	24,174	25,121
Prepaid expenses and other	25,311	24,031
Deferred income taxes	10,107	13,656
Total current assets	673,737	830,109
Property, plant, and equipment, net of accumulated depreciation of $333,014 as of July 31, 2014 and $320,827 as of January 31, 2014	158,474	160,165
Term receivables	236,743	270,365
Goodwill	597,912	549,044
Intangible assets, net of accumulated amortization of $202,602 as of July 31, 2014 and $195,752 as of January 31, 2014	52,967	22,799
Other assets	73,397	71,627
Total assets	$1,793,230	$1,904,109
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,640	$9,590
Accounts payable	11,360	21,548
Income taxes payable	372	3,365
Accrued payroll and related liabilities	51,548	102,848
Accrued and other liabilities	40,455	42,457
Deferred revenue	223,610	231,179
Total current liabilities	330,985	410,987
Notes payable	227,276	224,261
Deferred revenue	22,266	17,398
Income tax liability	17,565	18,431
Other long-term liabilities	32,001	32,259
Total liabilities	630,093	703,336
Commitments and contingencies (Note 8)
Noncontrolling interest with redemption feature	13,296	15,479
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2014 and January 31, 2014; 113,633 shares issued and outstanding as of July 31, 2014 and 115,722 shares issued and outstanding as of January 31, 2014	802,352	838,939
Retained earnings	329,264	327,552
Accumulated other comprehensive income	18,025	18,803
Noncontrolling interest	200	—
Total stockholders’ equity	1,149,841	1,185,294
Total liabilities and stockholders’ equity	$1,793,230	$1,904,109
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended July 31,
	2014	2013
In thousands
Operating Cash Flows:
Net income	$10,744	$23,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	17,076	17,218
Amortization of intangible assets, debt costs and other	11,173	8,910
Stock-based compensation	17,289	13,843
Deferred income taxes	1,109	4,590
Changes in other long-term liabilities	(191)	(2,377)
Dividends received from unconsolidated entities, net of equity in income (loss)	(474)	1,360
Other	87	(12)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	46,837	44,408
Prepaid expenses and other	(3,045)	(11,833)
Term receivables, long-term	36,705	33,037
Accounts payable and accrued liabilities	(77,068)	(58,645)
Income taxes payable	(5,818)	(8,701)
Deferred revenue	(15,862)	(29,967)
Net cash provided by operating activities	38,562	35,159
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	4,124	3,112
Purchases of short-term investments	—	(7,820)
Purchases of property, plant, and equipment	(13,315)	(13,821)
Acquisitions of businesses and other intangible assets, net of cash acquired	(75,900)	(2,928)
Net cash used in investing activities	(85,091)	(21,457)
Financing Cash Flows:
Proceeds from issuance of common stock	16,177	28,619
Repurchase of common stock	(70,053)	(39,995)
Dividends paid	(11,471)	(10,143)
Net decrease in short-term borrowing	(5,949)	(1,722)
Repayments of other borrowings	(1,691)	(2,712)
Proceeds from the sale of subsidiary shares to non-controlling interest	251	—
Net cash used in financing activities	(72,736)	(25,953)
Effect of exchange rate changes on cash and cash equivalents	304	(1,968)
Net change in cash and cash equivalents	(118,961)	(14,219)
Cash and cash equivalents at the beginning of the period	293,322	223,783
Cash and cash equivalents at the end of the period	$174,361	$209,564
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

(2)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods and services to customers. This ASU requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU also requires qualitative and quantitative disclosure about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We will be required to implement this guidance in the first quarter of fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU states that only disposals of components of an entity representing a strategic shift in operations that have or will have a major impact on operations and financial results will be presented as discontinued operations. This update requires the assets and liabilities of a discontinued operation to be presented separately in the statement of financial position for the current year and all prior periods presented. ASU 2014-08 is to be applied prospectively. We will be required to implement this guidance in the first quarter of fiscal year 2016. This update is not expected to have a material impact on our consolidated financial statements.

(3)    Fair Value Measurement

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(4,561)	$—	$—	$(4,561)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$3,990	$—	$3,990	$—
Contingent consideration	(4,571)	—	—	(4,571)
Total	$(581)	$—	$3,990	$(4,571)

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of July 31, 2014, of the total recorded balance, $1,663 was included in accrued and other liabilities and $2,898 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2014, of the total recorded balance, $1,565 was included in accrued and other liabilities and $3,006 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of July 31, 2014 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$5,187
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	0	-	4

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2014	$4,571
New contingent consideration	1,450
Payments	(1,514)
Interest accretion	54
Balance as of July 31, 2014	$4,561

The following table summarizes the fair value and carrying value of notes payable:

As of	July 31, 2014	January 31, 2014
Fair value of notes payable	$294,856	$306,535
Carrying value of notes payable	$227,276	$224,261

We based the fair value of notes payable on the quoted market price at the balance sheet date. The quoted market price for our notes payable is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of July 31, 2014 and January 31, 2014.

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

Acquisitions during the six months ended July 31, 2014

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Berkeley Design Automation, Inc.	$51,303	$2,335	$24,770	$24,198
Other	39,094	1,606	12,540	24,948
Total	$90,397	$3,941	$37,310	$49,146

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog, mixed signal, and radio frequency circuit verification. The acquisition of BDA aligns with Mentor's goal to deliver technologies with superior performance and automation for the growing challenges of Analog/Mixed-Signal verification. The total cash consideration consisted of $46,832 paid during the six months ended July 31, 2014 and a deferred payment valued at $4,471.

The identified intangible assets acquired consisted of purchased technology with a fair value of $11,200 and other intangibles with a fair value of $13,570. The fair values of the identified intangible assets were valued using an income approach with significant unobservable inputs (Level 3). The significant unobservable inputs include annual revenue derived from each identified intangible asset and a selected discount rate of 15%. We are amortizing purchased technology to cost of revenues over five years and other intangibles to operating expenses over two to five years. The goodwill created by the transaction is not deductible for tax purposes. Key factors that make up the goodwill created by the transaction include expected synergies from the combination of operations and products and the knowledge and experience of the acquired workforce.

Other acquisitions for the six months ended July 31, 2014 consisted of two privately-held companies which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

The separate results of operations for the acquisitions during the six months ended July 31, 2014 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

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

Term receivable and trade accounts receivable balances were as follows:

As of	July 31, 2014	January 31, 2014
Trade accounts receivable	$112,530	$179,830
Term receivables, short-term	$311,169	$274,653
Term receivables, long-term	$236,743	$270,365

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

The credit risk assessment for our long-term receivables was as follows:

As of	July 31, 2014	January 31, 2014
S&P credit rating:
AAA+ through BBB-	$137,088	$180,113
BB+ and lower	28,091	29,654
	165,179	209,767
Internal credit assessment	71,564	60,598
Total long-term term receivables	$236,743	$270,365

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

We reduced our allowance for doubtful accounts during the six months ended July 31, 2014 by $1,691, to reflect a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our results of operations.

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Six months ended July 31, 2014	$5,469	$(1,951)	$(224)	$3,294
Six months ended July 31, 2013	$5,331	$(331)	$(186)	$4,814
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $11,405 for the six months ended July 31, 2014 compared to $9,578 for the six months ended July 31, 2013. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

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
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the six months ended July 31, 2014 and 2013.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of July 31, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

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

As of July 31, 2014, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.365 shares of our common stock (equivalent to a conversion price of $20.26 per share) for a total of 12,489 shares. The circumstances for conversion include:

•	The market price of our common stock exceeding 120.0% of the conversion price, or $24.31 per share as of July 31, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As a result of declaring cash dividends during the fiscal year ended January 31, 2014 and the six months ended July 31, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.365 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.26 per share of our common stock).

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	July 31, 2014	January 31, 2014
Principal amount	$253,000	$253,000
Unamortized debt discount	(25,724)	(28,739)
Net carrying amount of the liability component	$227,276	$224,261
Equity component	$43,930	$43,930

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Interest expense at the contractual interest rate	$2,530	$2,530	$5,060	$5,060
Amortization of debt discount	$1,521	$1,416	$3,015	$2,807

The effective interest rate on the 4.00% Debentures was 7.25% for the six months ended July 31, 2014 and 2013.

(8)    Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of July 31, 2014, we were not aware of any material liabilities arising from these indemnification obligations.

Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to IP rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys United States patents. On May 2, 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys United States patents. The California case seeks compensatory damages relating to our emulation and field programmable gate arrays synthesis products; Synopsys' Oregon claims have been dismissed.

We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012. Our litigation, which now alleges that EVE's Zebu emulation products infringe on one of our United States patents, was filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our lawsuits in Oregon and Japan seek compensatory damages and an injunction against the sale of EVE emulation products. The Oregon litigation currently is scheduled for trial in September 2014, with the Japanese litigation scheduled for trial in October 2014. The California litigation is scheduled for trial in January 2015. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

(9)    Stockholders' Equity

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we commenced payment of quarterly cash dividends at an annual rate of $0.18 per share of common stock. On February 27, 2014, we announced an increase of the quarterly dividend to $0.05 per share. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045	$5,096
11/21/2013	12/10/2013	1/2/2014	$0.045	$5,159
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778
5/22/2014	6/10/2014	6/30/2014	$0.05	$5,693
8/21/2014	9/10/2014	9/30/2014	$0.05
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

(10)    Stock-Based Compensation

Stock Option and Stock Plans

Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. Stock options and time-based restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant. Performance-based restricted stock units vest after three years depending on attainment of goals for operating income margin.

Employee Stock Purchase Plans

We have an employee stock purchase plan (ESPP) for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six-month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date (subject to a plan limit on the total fair market value) at prices no less than 85.0% of the lesser of the fair market value of the shares on the offering date or on the purchase date.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Cost of revenues	$544	$458	$1,079	$918
Operating expenses:
Research and development	3,311	2,543	6,552	5,153
Marketing and selling	2,143	1,771	4,321	3,653
General and administration	3,162	2,505	5,337	4,119
Equity plan-related compensation expense	$9,160	$7,277	$17,289	$13,843

(11)    Incentive Stock Rights

Our Board of Directors has the authority to issue incentive stock in one or more series and to determine the relative rights and preferences of the incentive stock. On June 24, 2010, we adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock, payable to holders of record on July 6, 2010. On December 23, 2011, our Board of Directors amended the Incentive Stock Purchase Rights Plan to, among other things, extend the expiration date of the rights and increase the exercise price of each right. On June 28, 2013, our Board of Directors amended the Incentive Stock Purchase Rights Plan to extend the expiration date of the rights, change the ownership threshold for certain types of investors, increase the exercise price of each right, and add a qualifying offer provision. As long as the rights are attached to our common stock, we will issue one right with each new share of common stock so that all such shares will have attached rights. Under certain conditions, each right may be exercised to purchase 1/10,000 of a share of Series B Junior Participating Incentive Stock at a purchase price of ninety dollars, subject to adjustment. The rights are not presently exercisable and will only become exercisable if a person or group acquires or commences a tender offer to acquire 15% (20% for certain types of "passive institutional investors") or more of our common stock.

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

(12)    Net Income Per Share

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

The following provides the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Net income attributable to Mentor Graphics shareholders	$14,172	$23,982	$11,621	$24,187
Noncontrolling interest adjustment to redemption value	895	(2,349)	1,562	(1,881)
Adjusted net income attributable to Mentor Graphics shareholders	$15,067	$21,633	$13,183	$22,306
Weighted average common shares used to calculate basic net income per share	113,868	112,988	114,396	112,851
Employee stock options, restricted stock units and employee stock purchase plan	2,683	3,307	2,564	3,163
Weighted average common and potential common shares used to calculate diluted net income per share	116,551	116,295	116,960	116,014
Net income per share attributable to Mentor Graphics shareholders:
Basic net income per share	$0.13	$0.19	$0.12	$0.20
Diluted net income per share	$0.13	$0.19	$0.11	$0.19

We excluded from the computation of diluted net income per share 20 shares of common stock for stock options for the three months ended July 31, 2014 and 701 shares of common stock for stock options and ESPP purchase rights for the six months ended July 31, 2014 compared to 531 shares of common stock for stock options for the three months ended July 31, 2013 and 674 shares of common stock for stock options, restricted stock units and ESPP purchase rights for the six months ended July 31, 2013. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We increased the numerator of our basic and diluted earnings per share calculation by $895 for the three months ended July 31, 2014 and $1,562 for the six months ended July 31, 2014 for the decrease of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. We decreased the numerator of our basic and diluted earnings per share calculation by $(2,349) for the three months ended July 31, 2013 and $(1,881) for the six months ended July 31, 2013 for the increase of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

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

(13)    Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of	July 31, 2014	January 31, 2014
Foreign currency translation adjustment	$17,653	$18,361
Unrealized gain (loss) on derivatives	(24)	42
Pension liability	396	400
Total accumulated other comprehensive income	$18,025	$18,803

(14)    Special Charges

The following is a summary of the components of special charges:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Litigation costs	$4,231	$3,231	$8,189	$5,171
Employee severance and related costs	575	631	1,700	2,710
Other costs, net	302	(3)	1,145	1
Total special charges	$5,108	$3,859	$11,034	$7,882
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

Approximately 65% of the employee severance and related costs for the six months ended July 31, 2014 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2015. Substantially all of the employee severance and related costs for the six months ended July 31, 2013 were paid during the fiscal year ending January 31, 2014. There were no significant modifications to the amount of those charges.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2014:

	Accrued special charges as of	Charges during the six months ended	Payments during the six months ended	Accrued special charges as of
	January 31, 2014	July 31, 2014	July 31, 2014	July 31, 2014	(1)
Litigation costs	$4,855	$8,189	$(9,556)	$3,488
Employee severance and related costs	1,004	1,700	(1,987)	717
Other costs, net	1,987	1,145	(2,018)	1,114
Total accrued special charges	$7,846	$11,034	$(13,561)	$5,319

(1)
Of the $5,319 total accrued special charges as of July 31, 2014, $422 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $4,897 represents the short-term portion of accrued special charges.

(15)    Other Income (Expense), Net

Other income (expense), net was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Interest income	$397	$530	$944	$1,155
Foreign currency exchange loss	(193)	(494)	(713)	(1,869)
Other, net	(308)	(308)	(593)	(517)
Other income (expense), net	$(104)	$(272)	$(362)	$(1,231)

(16)    Related Party Transactions

Certain members of our Board of Directors also serve as executive officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. We had amounts receivable from these customers of $45,552 as of July 31, 2014 and $95,789 as of January 31, 2014. The following table shows revenue recognized from these customers:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Revenues from customers	$5,105	$7,801	$11,155	$36,337
Percentage of total revenues	2.0%	3.1%	2.2%	7.6%

(17)    Income Taxes

The provision for income taxes was comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Income tax benefit	$(1,768)	$(2,338)	$(1,942)	$(1,770)
Effective tax rate	(14.7)%	(10.9)%	(22.1)%	(8.2)%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Our effective tax rate is (22.1)% for the six months ended July 31, 2014, after the inclusion of $(3,174) in net favorable period specific items. The period specific items primarily relate to reductions in liabilities for uncertain tax positions. For our full year forecast, we have projected a 10.0% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2014. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:
•The benefit of lower tax rates on earnings of foreign subsidiaries;
•Reduction in liabilities for uncertain tax positions; and
•Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no previous benefit was recognized.
These differences are partially offset by:
•Repatriation of foreign subsidiary earnings to the U.S.;
•Non-deductible equity compensation expense; and
•Withholding taxes.
Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis and could be significantly affected to the extent our actual mix of earnings among individual jurisdictions is different than our expectations.

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

As of July 31, 2014, we had a liability of $17,937 for income taxes associated with uncertain income tax positions. Of this liability, $372 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $17,565 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(18)    Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Six months ended July 31,
	2014	2013
Cash paid, net for:
Interest	$5,865	$6,136
Income taxes	$6,408	$4,932

We have an investment in Frontline PCB Solutions Limited Partnership (Frontline). We received returns on investment from Frontline of $2,900 during the six months ended July 31, 2014 and $2,800 during the six months ended July 31, 2013, which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(19)    Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Revenues:
United States	$111,692	$91,527	$236,458	$187,613
Europe	55,462	45,701	115,611	94,408
Japan	20,973	16,477	42,254	43,154
Pacific Rim	62,963	94,451	106,676	146,442
Other	9,143	5,060	11,385	8,114
Total revenues	$260,233	$253,216	$512,384	$479,731

For the three months ended July 31, 2014, no customer accounted for 10.0% or more of our total revenues. For the three months ended July 31, 2013, two customers each accounted for 13.0% of our total revenues. For the six months ended July 31, 2014, one customer accounted for 11.0% of our total revenues. For the six months ended July 31, 2013, no single customer accounted for 10.0% or more of our total revenues.

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

The Company

We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, military/aerospace, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, product development, and professional service offices worldwide.

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

We derive system and software revenues primarily from the sale of term software license contracts, which are typically three to four years in length. We generally recognize revenue for these arrangements upon product delivery at the beginning of the license term. Larger enterprise-wide customer contracts, which are approximately 50% or more of our system and software revenue, drive the majority of our period-to-period revenue variances. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily include short-term term licenses. For these reasons, the timing of large contract renewals, customer circumstances, and license terms are the primary drivers of revenue changes from period to period, with revenue changes also being driven by new contracts and additional purchases under existing contracts, to a lesser extent.

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

Ten accounts make up approximately 30% of our receivables, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers.

Net of reserves, we have no receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first six months of fiscal 2015 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first six months of fiscal 2015 decreased by approximately 30% compared to the first six months of fiscal 2014 primarily due to a decrease in emulation bookings. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 35% of total bookings for the first six months of fiscal 2015 compared to 65% for the first six months of fiscal 2014. The number of new customers during the first six months of fiscal 2015 increased approximately 10% from the levels experienced during the first six months of fiscal 2014.

Product Development

During the first six months of fiscal 2015, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first six months of fiscal 2015, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2014	Change	2013	2014	Change	2013
System and software revenues	$149.5	—%	$150.2	$297.7	9%	$273.5
System and software gross profit	$131.5	(2)%	$134.3	$251.3	2%	$247.4
Gross profit percent	88%		89%	84%		90%
Service and support revenues	$110.7	7%	$103.0	$214.7	4%	$206.2
Service and support gross profit	$79.8	8%	$74.1	$154.7	5%	$147.3
Gross profit percent	72%		72%	72%		71%
Total revenues	$260.2	3%	$253.2	$512.4	7%	$479.7
Total gross profit	$211.3	1%	$208.4	$406.0	3%	$394.7
Gross profit percent	81%		82%	79%		82%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2014	Change	2013	2014	Change	2013
Upfront license revenues	$124.9	(2)%	$127.6	$249.7	10%	$227.9
Ratable license revenues	24.6	9%	22.6	48.0	5%	45.6
Total system and software revenues	$149.5	—%	$150.2	$297.7	9%	$273.5

We derive system and software revenues from the sale of licenses of software products and emulation hardware systems, including finance fee revenues from our long-term installment receivables resulting from term product sales. Upfront license revenues consist of perpetual licenses and term licenses for which we recognize revenue upon product delivery at the start of a license term. We identify term licenses where collectibility is not probable and recognize revenue on those licenses when cash is received. Ratable license revenues primarily consist of short-term term licenses and finance fees from the accretion of the discount on long-term installment receivables.

Ten customers accounted for approximately 55% of system and software revenues for the three months ended July 31, 2014 and 45% for the six months ended July 31, 2014 compared to approximately 70% for the three months ended July 31, 2013 and 55% for the six months ended July 31, 2013.

System and software revenues increased for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 primarily as a result of increased sales of emulation hardware systems.

For the three months ended July 31, 2014, no single customer accounted for 10% or more of total revenues. For the three months ended July 31, 2013, two customers each accounted for 13% of total revenues. For the six months ended July 31, 2014, one customer accounted for 11% of total revenues. For the six months ended July 31, 2013, no single customer accounted for 10% or more of total revenues.

System and software gross profit percent was lower for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 primarily due to increased sales of lower-margin emulation hardware systems.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three and six months ended July 31, 2014 compared to the three and six months ended July 31, 2013 was primarily due to increased support revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2014	Change	2013	2014	Change	2013
North America	$120.8	25%	$96.6	$247.8	27%	$195.7
Europe	55.4	21%	45.7	115.6	22%	94.4
Japan	21.0	27%	16.5	42.3	(2)%	43.2
Pacific Rim	63.0	(33)%	94.4	106.7	(27)%	146.4
Total revenues	$260.2	3%	$253.2	$512.4	7%	$479.7

The changes in revenues in all geographic regions for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 were primarily due to the timing of contract renewals. The changes in revenues in North America and Europe for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 were primarily due to increased sales of emulation hardware systems and the timing of contract renewals. The change in revenues in the Pacific Rim for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 was primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three and six months ended July 31, 2014, approximately one-third of European and approximately 90% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had a nominal impact for the three months ended July 31, 2014 compared to the three months ended July 31, 2013, as the unfavorable impact of the weak Japanese yen was offset by the favorable impact of the strong euro. Foreign currency had an unfavorable impact of $1.6 for the six months ended July 31, 2014 compared to the six months ended July 31, 2013, primarily as a result of the strengthening of the U.S. dollar against the Japanese yen, partially offset by the favorable impact of the strengthening of the euro against the U.S. dollar.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Revenues:
IC Design to Silicon	30%	50%	25%	45%
Scalable Verification	25%	20%	30%	20%
Integrated System Design	25%	20%	25%	25%
New & Emerging Products	10%	5%	10%	5%
Services & Other	10%	5%	10%	5%
Total revenues	100%	100%	100%	100%

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2014	Change	2013	2014	Change	2013
Research and development	$87.5	9%	$80.3	$172.0	8%	$160.0
Marketing and selling	82.3	3%	79.8	166.9	5%	158.9
General and administration	19.5	13%	17.2	37.2	11%	33.5
Equity in earnings of Frontline	(2.0)	100%	(1.0)	(3.4)	162%	(1.3)
Amortization of intangible assets	2.0	25%	1.6	3.8	19%	3.2
Special charges	5.1	31%	3.9	11.0	39%	7.9
Total operating expenses	$194.4	7%	$181.8	$387.5	7%	$362.2

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Research and development	34%	32%	34%	33%
Marketing and selling	32%	32%	33%	33%
General and administration	7%	7%	7%	7%
Total selected operating expenses	73%	71%	74%	73%

Research and Development

Research and development expenses increased by $7.2 for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 and $12.0 for the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The components of this increase are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$2.8	$5.1
Expenses associated with acquired businesses	3.8	6.0
Other expenses	0.6	0.9
Total change in research and development expenses	$7.2	$12.0

Marketing and Selling

Marketing and selling expenses increased by $2.5 for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 and increased by $8.0 for the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The components of these changes are summarized as follows:

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$(0.3)	$4.3
Expenses associated with acquired businesses	1.6	2.4
Bad debt expense	(0.2)	(1.5)
Other expenses	1.4	2.8
Total change in marketing and selling expenses	$2.5	$8.0

General and Administration

General and administration expenses increased by $2.3 for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 and $3.6 for the six months ended July 31, 2014 compared to the six months ended July 31, 2013.

	Change
	Three months ended July 31,	Six months ended July 31,
Salaries, variable compensation, and benefits expenses	$0.6	$0.7
Professional services	0.9	1.2
Stock compensation	0.7	1.2
Other expenses	0.1	0.5
Total change in general and administrative expenses	$2.3	$3.6

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced unfavorable currency movements in total operating expenses of approximately $(1.7) for the three months ended July 31, 2014 compared to the three months ended July 31, 2013, and approximately $(1.2) for the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Orbotech, Ltd., an Israeli company, and us.

Frontline reports on a calendar year basis; therefore we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income, as reported	$2.0	$1.2	$3.5	$2.3
Amortization of purchased technology and other identified intangible assets	—	(0.2)	(0.1)	(1.0)
Equity in earnings of Frontline	$2.0	$1.0	$3.4	$1.3

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2014	Change	2013	2014	Change	2013
Litigation costs	$4.2	27%	$3.3	$8.2	58%	$5.2
Employee severance and related costs	0.6	—%	0.6	1.7	(37)%	2.7
Other costs, net	0.3	—%	—	1.1	—%	—
Total special charges	$5.1	31%	$3.9	$11.0	39%	$7.9

Special charges may include expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and asset related charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), and Synopsys, Inc. regarding emulation technology.

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

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2014	Change	2013	2014	Change	2013
Income tax benefit	$(1.8)	(22)%	$(2.3)	$(1.9)	6%	$(1.8)

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Effective tax rate	(15)%	(11)%	(22)%	(8)%
Net period specific items benefit	$(3.2)	$(4.9)	$(3.2)	$(4.5)
Effective tax rate without period specific items	12%	12%	14%	13%

For the six months ended July 31, 2014, we have a 14% effective tax rate without period specific items. This current period effective tax rate differs from our effective tax rate for the six months ended July 31, 2013 due to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected a 10% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2014. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Reduction in liabilities for uncertain tax positions; and

•	Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no benefit was previously recognized.
These differences are partially offset by:

•	Repatriation of foreign subsidiary earnings to the U.S.;

•	Non-deductible equity compensation expense; and

•	Withholding taxes.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of July 31, 2014, we have cash totaling $159.3 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant tax cost as the repatriation of foreign earnings may be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

	Six months ended July 31,
	2014	2013
Cash provided by operating activities	$38.6	$35.2
Cash used in investing activities	$(85.1)	$(21.5)
Cash used in financing activities	$(72.7)	$(26.0)

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

As of	July 31, 2014	January 31, 2014
Trade accounts receivable, net	$423.7	$454.5
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$311.2	$274.7
Term receivables, long-term	$236.7	$270.4
Average days sales outstanding including the short-term portion of term receivables	147 days	102 days
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	39 days	40 days

The increase in the average days sales outstanding in term receivables, short-term as of July 31, 2014, was primarily due to a decrease in revenue in the second quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $547.9 as of July 31, 2014 compared to $545.0 as of January 31, 2014.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $11.4 for the six months ended July 31, 2014 compared to $9.6 for the six months ended July 31, 2013. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2015.

Accrued Payroll and Related Liabilities

As of	July 31, 2014	January 31, 2014
Accrued payroll and related liabilities	$51.5	$102.8

The decrease in accrued payroll and related liabilities as of July 31, 2014 compared to January 31, 2014 was primarily due to incentive payments made during fiscal 2015 on fiscal 2014 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2014 primarily consisted of cash paid for acquisitions of businesses and capital expenditures.

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog, mixed signal, and radio frequency circuit verification for total consideration of $51.3, including current period cash payments of $46.8 ($45.5, net of $1.3 of acquired cash). The acquisition of BDA aligns with Mentor's goal to deliver technologies with superior performance and automation for the growing challenges of Analog/Mixed-Signal verification.

During the three months ended July 31, 2014, we acquired two privately-held companies which were accounted for as business combinations for total consideration of $39.1, including current period cash payments of $33.9 ($30.4, net of $3.5 of acquired cash). We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Expenditures for property, plant, and equipment were $13.3 for the six months ended July 31, 2014 compared to $13.8 for the six months ended July 31, 2013. The expenditures for property, plant, and equipment for the six months ended July 31, 2014 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2015 to be approximately $35.0. We plan to finance these capital expenditures using cash on hand.

Financing Activities

For the six months ended July 31, 2014, cash used in financing activities consisted primarily of repurchases of our common stock, a net decrease in short-term borrowings, and the payment of dividends.

In April 2014, our previous three-year share repurchase program expired. On June 12, 2014, we announced a new share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period. During the six months ended July 31, 2014, we repurchased 3.2 shares of common stock for $70.1 under these programs. As of July 31, 2014, $175.0 remained available for purchase under the program approved in June 2014.

During the six months ended July 31, 2014, we paid two quarterly dividends of $0.05 per share of outstanding common stock for a total of $11.5. On August 21, 2014, we announced a quarterly dividend of $0.05 per share of outstanding common stock, payable on September 30, 2014 to shareholders of record as of the close of business on September 10, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $71.8 is available for common stock purchases or dividend payments under this limit as of July 31, 2014.

Other factors affecting liquidity and capital resources

4.00% Convertible Subordinated Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

As of July 31, 2014, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.365 shares of our common stock (equivalent to a conversion price of $20.26 per share) for a total of 12.5 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.31 per share as of July 31, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

As the result of us declaring cash dividends during the fiscal year ended January 31, 2014 and the six months ended July 31, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.365 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.26 per share of our common stock).

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

As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. In addition, commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant. We had no borrowings against the revolving credit facility during the six months ended July 31, 2014 and 2013.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of July 31, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2015

We expect revenues for the third quarter of fiscal 2015 to be approximately $275.0 with earnings per share for the same period of approximately $0.07 per diluted share. For the full fiscal year 2015, we expect revenues of approximately $1.237 billion with earnings per share of $1.37 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2014. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$4.8	5.01%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of July 31, 2014 and July 31, 2013. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

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

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of July 31, 2014 and 2013, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.0 outstanding as of July 31, 2014 and $1.1 as of July 31, 2013 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	July 31, 2014		January 31, 2014
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$65.1	101.78	$54.7	103.91
Euro	34.6	0.74	29.6	0.74
British pound	28.5	0.59	22.1	0.61
Indian rupee	15.0	60.38	12.0	62.03
Swedish krona	11.3	6.83	12.7	6.47
Other (1)	39.6	—	38.3	—
Total forward contracts	$194.1		$169.4

(1)
Other includes the Israeli shekel, Chinese yuan, Canadian dollar, Armenian dollar, Russian ruble, Swiss franc, Korean won, Danish kroner, Norwegian kroner, Polish zloty, Taiwan dollar, Hungarian forint, and Singapore dollar.

Item 4.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is accurately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys United States patents. On May 2, 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys United States patents. The California case seeks compensatory damages relating to our emulation and field programmable gate arrays synthesis products; Synopsys' Oregon claims have been dismissed.

We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012. Our litigation, which now alleges that EVE’s Zebu emulation products infringe on one of our United States patents, was filed against EVE in federal district court in Oregon. We also filed a patent lawsuit against EVE in Tokyo district court. Our lawsuits in Oregon and Japan seek compensatory damages and an injunction against the sale of EVE emulation products. The Oregon litigation currently is scheduled for trial in September 2014, with the Japanese litigation scheduled for trial in October 2014. The California litigation is scheduled for trial in January 2015. We do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

Item 1A.    Risk Factors
The forward-looking statements contained under “Outlook for Fiscal 2015” in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2015,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
Weakness in the United States and international economies may harm our business.
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the 2008 worldwide recession, weakness in the European Union related to the debt crisis, and the continued weakness of the Japanese economy together with the consolidation and restructuring of numerous large Japanese electronics companies, can adversely affect our customers. In times of economic difficulty, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
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
We currently contract with one manufacturer to assemble our hardware emulation products and purchase some components from a single supplier. We may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints; components rejected that do not meet our standards; components with latent defects; low yields of ICs, subassemblies, or printed circuit boards (PCBs); natural disasters such as weather or earthquakes; or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that, if a supplier cannot deliver, a second source can be found on a timely basis. Our reliance on sole suppliers may also result in reduced control over product pricing and quality.
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
We typically generate about half of our revenues from customers outside the United States (U.S.) and we generate approximately 40% of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, the euro, and the British pound, could have an adverse impact on our operating results.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods; issues relating to complying with complex customs regulations and paying customs duties and value added taxes; changes in a specific country’s or region’s economic or political conditions; trade protection measures; local labor laws; import or export licensing requirements; anti-corruption, anti-bribery, and other similar laws; loss or modification of exemptions for taxes and tariffs; limitations on repatriation of earnings; and difficulties with licensing and protecting our intellectual property (IP) rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or restricted from doing business in one or more countries.
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
Pre-announcing products may adversely impact current sales.
We or our competitors sometimes pre-announce or provide "road maps" of the expected availability of new hardware or software products or product features. Such pre-announcements, whether offered by the pre-announcing company or vendors of competitive products, can result in customers canceling or deferring orders for currently offered products as customers anticipate that currently offered products may be uncompetitive or lacking in features or performance. In the case of hardware products, slowing sales may cause inventories to increase or become obsolete and as a result the vendor may need to discount or reduce production of the current products.
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
We may have additional tax liabilities.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities worldwide. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other local or foreign tax authorities. The tax authorities in the countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.

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
Many of the countries where we are subject to taxes, such as the U.S. and numerous foreign jurisdictions, including France, Ireland, Israel, India and Japan, could have significant changes in their legislation and regulations concerning taxation. Additionally, certain tax policy efforts by the European Union and the Organisation for Economic Co-operation and Development could have a material effect on the taxation of international business and in particular, companies which publish software. Such changes, if brought into tax legislation, regulations and policy, could increase our effective tax rates in countries where we have significant operations and our overall tax rate could be materially affected, impacting our operating results, cash flows and financial condition.
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
We have acquired numerous businesses and have frequently been in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we generally analyze potential transactions before committing to them, we cannot assure that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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
Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our IP, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, continue to obtain patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite our measures to limit piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue.
Some of our products include software or other IP licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other IP in the future. Failure to obtain software or other IP licenses or rights from third parties on favorable terms could materially adversely impact us.
Intellectual property infringement actions may harm our business.
Patent holders are making increasing efforts to monetize their patent portfolios. IP infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, either due to damage awards, payment of legal fees, an obligation to refund license fees to a customer or forgo receipt of future customer payments, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation in Japan, California, and Oregon involving Emulation and Verification Engineering S.A., EVE-USA, Inc., and Synopsys, Inc. Further information regarding these lawsuits is contained in Part II, Item 1. "Legal Proceedings".
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
As of July 31, 2014, we had $257 million of outstanding indebtedness, which includes principal of $253 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $4 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of July 31, 2014 of $20.26 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.31 per share as of July 31, 2014, for at least 20 of the last 30 trading days of the previous fiscal quarter. If our 4.00% Debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. At this time, we believe it is unlikely that the holders of a significant amount of our 4.00% Debentures would elect to convert, since the current market price of the 4.00% Debentures substantially exceeds the conversion value.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011. We were in compliance with all financial covenants as of July 31, 2014. If we fail to comply with the financial covenants and are unable to obtain a waiver from our lenders, we would be in default under the revolving credit facility and our board could decide to reduce or eliminate our current dividend. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
May 1 - May 31, 2014	—	$—	—	$—
June 1 - June 30, 2014	485,000	$21.44	485,000	$189,601,889
July 1 - July 31, 2014	674,055	$21.66	674,055	$175,000,019
	1,159,055	$21.57	1,159,055

In April 2014 our previous three-year share repurchase program expired. On June 12, 2014, we announced a new share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period.

Item 6.	Exhibits

3.A	1987 Restated Articles of Incorporation, as amended.

10.A	2010 Omnibus Incentive Plan, as amended.

10.B	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to non-employee directors under our 2010 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2014	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer