Form 10-Q
period 2014-10-31
MENTOR GRAPHICS CORP
filed 2014-12-04
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
Number of shares of common stock, no par value, outstanding as of December 2, 2014: 115,101,672

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
In thousands, except per share data
Revenues:
System and software	$178,115	$170,835	$475,824	$444,322
Service and support	114,568	104,807	329,243	311,051
Total revenues	292,683	275,642	805,067	755,373
Cost of revenues:
System and software	11,821	15,947	54,977	40,082
Service and support	33,670	29,396	93,684	88,380
Amortization of purchased technology	2,050	729	5,252	2,648
Total cost of revenues	47,541	46,072	153,913	131,110
Gross profit	245,142	229,570	651,154	624,263
Operating expenses:
Research and development	96,269	86,799	268,262	246,823
Marketing and selling	89,875	85,746	256,814	244,664
General and administration	19,851	18,917	57,006	52,452
Equity in earnings of Frontline	(1,184)	(1,392)	(4,625)	(2,739)
Amortization of intangible assets	2,233	1,440	6,009	4,650
Special charges	8,375	4,688	19,409	12,570
Total operating expenses	215,419	196,198	602,875	558,420
Operating income	29,723	33,372	48,279	65,843
Other income (expense), net	(381)	352	(743)	(879)
Interest expense	(4,934)	(4,967)	(14,326)	(14,649)
Income before income tax	24,408	28,757	33,210	50,315
Income tax expense	3,849	3,634	1,907	1,864
Net income	20,559	25,123	31,303	48,451
Less: Loss attributable to noncontrolling interest	(471)	(412)	(1,348)	(1,271)
Net income attributable to Mentor Graphics shareholders	$21,030	$25,535	$32,651	$49,722
Net income per share:
Basic	$0.18	$0.21	$0.30	$0.40
Diluted	$0.18	$0.20	$0.29	$0.39
Weighted average number of shares outstanding:
Basic	114,405	113,986	114,399	113,232
Diluted	116,715	117,078	116,928	116,395

Cash dividends declared per common share	$0.050	$0.045	$0.150	$0.135
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
In thousands
Net Income	$20,559	$25,123	$31,303	$48,451
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	(145)	211	(294)	(59)
Less: reclassification adjustment for net income (loss) included in net income	(165)	209	(248)	(58)
Net change	20	2	(46)	(1)
Change in accumulated translation adjustment	(11,790)	3,947	(12,493)	(3,489)
Change in pension liability	(2)	(2)	(6)	(6)
Other comprehensive income (loss)	(11,772)	3,947	(12,545)	(3,496)
Comprehensive income	8,787	29,070	18,758	44,955
Less amounts attributable to the noncontrolling interest:
Net loss	(471)	(412)	(1,348)	(1,271)
Change in accumulated translation adjustment	3	(46)	8	2
Comprehensive loss attributable to the noncontrolling interest	(468)	(458)	(1,340)	(1,269)
Comprehensive income attributable to Mentor Graphics shareholders	$9,255	$29,528	$20,098	$46,224
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	October 31, 2014	January 31, 2014
In thousands
Assets
Current assets:
Cash and cash equivalents	$172,608	$293,322
Short-term investments	—	3,990
Trade accounts receivable, net of allowance for doubtful accounts of $3,352 as of October 31, 2014 and $5,469 as of January 31, 2014	420,407	454,483
Other receivables	16,382	15,506
Inventory	24,910	25,121
Prepaid expenses and other	22,165	24,031
Deferred income taxes	9,636	13,656
Total current assets	666,108	830,109
Property, plant, and equipment, net of accumulated depreciation of $334,713 as of October 31, 2014 and $320,827 as of January 31, 2014	155,801	160,165
Term receivables	257,028	270,365
Goodwill	598,558	549,044
Intangible assets, net of accumulated amortization of $206,287 as of October 31, 2014 and $195,752 as of January 31, 2014	48,932	22,799
Other assets	72,560	71,627
Total assets	$1,798,987	$1,904,109
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,291	$9,590
Accounts payable	11,526	21,548
Income taxes payable	245	3,365
Accrued payroll and related liabilities	69,974	102,848
Accrued and other liabilities	42,344	42,457
Deferred revenue	197,895	231,179
Total current liabilities	323,275	410,987
Notes payable	228,824	224,261
Deferred revenue	22,780	17,398
Income tax liability	18,173	18,431
Other long-term liabilities	32,057	32,259
Total liabilities	625,109	703,336
Commitments and contingencies (Note 8)
Noncontrolling interest with redemption feature	12,687	15,479
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2014 and January 31, 2014; 115,055 shares issued and outstanding as of October 31, 2014 and 115,722 shares issued and outstanding as of January 31, 2014	810,375	838,939
Retained earnings	344,330	327,552
Accumulated other comprehensive income	6,250	18,803
Noncontrolling interest	236	—
Total stockholders’ equity	1,161,191	1,185,294
Total liabilities and stockholders’ equity	$1,798,987	$1,904,109
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended October 31,
	2014	2013
In thousands
Operating Cash Flows:
Net income	$31,303	$48,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	25,683	26,104
Amortization of intangible assets, debt costs and other	17,581	13,303
Stock-based compensation	26,391	21,269
Deferred income taxes	1,208	4,121
Changes in other long-term liabilities	973	(3,405)
Dividends received from unconsolidated entities, net of equity in income (loss)	(103)	1,136
Other	80	(15)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	44,977	42,210
Prepaid expenses and other	(10,533)	(11,087)
Term receivables, long-term	15,679	8,621
Accounts payable and accrued liabilities	(53,136)	(39,787)
Income taxes payable	(4,428)	(6,190)
Deferred revenue	(38,597)	(40,705)
Net cash provided by operating activities	57,078	64,026
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	4,124	3,112
Purchases of short-term investments	—	(7,820)
Purchases of property, plant, and equipment	(21,872)	(21,366)
Acquisitions of businesses and other intangible assets, net of cash acquired	(78,600)	(6,408)
Net cash used in investing activities	(96,348)	(32,482)
Financing Cash Flows:
Proceeds from issuance of common stock	17,409	37,801
Repurchase of common stock	(70,053)	(49,995)
Dividends paid	(17,168)	(15,239)
Net decrease in short-term borrowing	(8,243)	(3,990)
Repayments of other borrowings	(2,011)	(2,712)
Net repurchase of subsidiary shares from non-controlling interest	(121)	—
Net cash used in financing activities	(80,187)	(34,135)
Effect of exchange rate changes on cash and cash equivalents	(1,257)	(1,285)
Net change in cash and cash equivalents	(120,714)	(3,876)
Cash and cash equivalents at the beginning of the period	293,322	223,783
Cash and cash equivalents at the end of the period	$172,608	$219,907
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

(2)     Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on management's responsibility in evaluating whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern and to provide related disclosures if required. Evaluation is required every reporting period, including interim periods. We will be required to implement this guidance in the fourth quarter of fiscal year 2017. Early adoption is permitted. This update is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods and services to customers. This ASU requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU also requires qualitative and quantitative disclosure about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We will be required to implement this guidance in the first quarter of fiscal year 2018. Early adoption is not permitted. The standard permits one of two methods for adoption: (i) retrospectively to each prior reporting period presented, with the ability to utilize certain practical expedients; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, including additional disclosures. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

(3)    Fair Value Measurement

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(4,495)	$—	$—	$(4,495)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$3,990	$—	$3,990	$—
Contingent consideration	(4,571)	—	—	(4,571)
Total	$(581)	$—	$3,990	$(4,571)

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of October 31, 2014, of the total recorded balance, $1,538 was included in accrued and other liabilities and $2,957 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2014, of the total recorded balance, $1,565 was included in accrued and other liabilities and $3,006 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of October 31, 2014 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$0	-	$5,020
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	0	-	4

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2014	$4,571
New contingent consideration	1,450
Payments	(1,514)
Adjustments	(113)
Interest accretion	101
Balance as of October 31, 2014	$4,495

The following table summarizes the fair value and carrying value of notes payable:

As of	October 31, 2014	January 31, 2014
Fair value of notes payable	$298,411	$306,535
Carrying value of notes payable	$228,824	$224,261

We based the fair value of notes payable on the quoted market price at the balance sheet date. The quoted market price for our notes payable is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of October 31, 2014 and January 31, 2014.

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

Acquisitions during the nine months ended October 31, 2014

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Berkeley Design Automation, Inc.	$51,303	$2,335	$24,770	$24,198
Other	42,165	827	13,440	27,898
Total	$93,468	$3,162	$38,210	$52,096

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog, mixed signal, and radio frequency circuit verification. The acquisition of BDA aligns with our goal to deliver technologies with superior performance and automation for the growing challenges of Analog/Mixed-Signal verification. The total cash consideration consisted of $46,832 paid during the nine months ended October 31, 2014 and a deferred payment valued at $4,471.

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

Other acquisitions for the nine months ended October 31, 2014 consisted of three privately-held companies which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

The separate results of operations for the acquisitions during the nine months ended October 31, 2014 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

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

Term receivable and trade accounts receivable balances were as follows:

As of	October 31, 2014	January 31, 2014
Trade accounts receivable	$114,972	$179,830
Term receivables, short-term	$305,435	$274,653
Term receivables, long-term	$257,028	$270,365

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

We perform a credit risk assessment of all customers using the Standard & Poor’s (S&P) credit rating as our primary credit-quality indicator. The S&P credit ratings are based on the most recent S&P score available at the time of assessment. For customers that do not have an S&P credit rating, we base our credit risk assessment on results provided in the customers’ most recent financial statements at the time of assessment. We determine whether or not to extend credit to these customers based on the results of our internal credit assessment, thus, mitigating our risk of loss.

The credit risk assessment for our long-term receivables was as follows:

As of	October 31, 2014	January 31, 2014
S&P credit rating:
AAA+ through BBB-	$124,878	$180,113
BB+ and lower	35,051	29,654
	159,929	209,767
Internal credit assessment	97,099	60,598
Total long-term term receivables	$257,028	$270,365

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

We reduced our allowance for doubtful accounts during the nine months ended October 31, 2014 by $1,691, to reflect a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our results of operations.

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Nine months ended October 31, 2014	$5,469	$(1,865)	$(252)	$3,352
Nine months ended October 31, 2013	$5,331	$(331)	$(93)	$4,907
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $21,956 for the nine months ended October 31, 2014 compared to $22,267 for the nine months ended October 31, 2013. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

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
We had no borrowings against the revolving credit facility during the nine months ended October 31, 2014 and 2013. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of October 31, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

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

As of October 31, 2014, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.478 shares of our common stock (equivalent to a conversion price of $20.21 per share) for a total of 12,518 shares. The circumstances for conversion include:

•	The market price of our common stock exceeding 120.0% of the conversion price, or $24.25 per share as of October 31, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

Because we declared cash dividends during the fiscal year ended January 31, 2014 and the nine months ended October 31, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.478 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.21 per share of our common stock).

We may redeem some or all of the 4.00% Debentures for cash on or after April 5, 2016 at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

Period	Redemption Price
Beginning on April 5, 2016 and ending on March 31, 2017	101.143%
Beginning on April 1, 2017 and ending on March 31, 2018	100.571%
On April 1, 2018 and thereafter	100.000%

The holders, at their option, may redeem the 4.00% Debentures for cash on April 1, 2018, April 1, 2021, and April 1, 2026, and in the event of a fundamental change in the company. In each case, our repurchase price will be 100% of the principal amount of the 4.00% Debentures plus any accrued and unpaid interest.

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	October 31, 2014	January 31, 2014
Principal amount	$253,000	$253,000
Unamortized debt discount	(24,176)	(28,739)
Net carrying amount of the liability component	$228,824	$224,261
Equity component	$43,930	$43,930

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Interest expense at the contractual interest rate	$2,530	$2,530	$7,590	$7,590
Amortization of debt discount	$1,548	$1,441	$4,563	$4,248

The effective interest rate on the 4.00% Debentures was 7.25% for the nine months ended October 31, 2014 and 2013.

(8)    Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of October 31, 2014, we were not aware of any material liabilities arising from these indemnification obligations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys U.S. patents. One of those patents is now the subject of a review by the U.S. Patent Office, and has been removed from the case pending the results of that review. The California case seeks compensatory damages relating to our emulation and field programmable gate arrays synthesis products, and is scheduled for trial in March 2015. In May 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys U.S. patents. These claims have been dismissed. We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of October 31, 2014, nothing has been included in our financial results for this award. On November 13, 2014, we requested that the Oregon court grant a permanent injunction against future sales of Synopsys emulators. Synopsys has announced that it intends to file an appeal.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014, with the court expected to deliver a verdict early in 2015.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

(9)    Stockholders' Equity

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we commenced payment of quarterly cash dividends at an annual rate of $0.18 per share of common stock. On February 27, 2014, we announced an increase of the quarterly dividend to $0.05 per share. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045	$5,096
11/21/2013	12/10/2013	1/2/2014	$0.045	$5,159
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778
5/22/2014	6/10/2014	6/30/2014	$0.05	$5,693
8/21/2014	9/10/2014	9/30/2014	$0.05	$5,697
11/20/2014	12/10/2014	1/2/2015	$0.05
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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Cost of revenues	$608	$520	$1,687	$1,438
Operating expenses:
Research and development	3,651	2,865	10,203	8,018
Marketing and selling	2,371	1,998	6,692	5,651
General and administration	2,472	2,043	7,809	6,162
Equity plan-related compensation expense	$9,102	$7,426	$26,391	$21,269

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

The following provides the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Net income attributable to Mentor Graphics shareholders	$21,030	$25,535	$32,651	$49,722
Noncontrolling interest adjustment to redemption value	(267)	(2,032)	1,295	(3,913)
Adjusted net income attributable to Mentor Graphics shareholders	$20,763	$23,503	$33,946	$45,809
Weighted average common shares used to calculate basic net income per share	114,405	113,986	114,399	113,232
Employee stock options, restricted stock units and employee stock purchase plan	2,310	3,092	2,529	3,163
Weighted average common and potential common shares used to calculate diluted net income per share	116,715	117,078	116,928	116,395
Net income per share attributable to Mentor Graphics shareholders:
Basic net income per share	$0.18	$0.21	$0.30	$0.40
Diluted net income per share	$0.18	$0.20	$0.29	$0.39

We excluded from the computation of diluted net income per share 1,677 shares of common stock for stock options and restricted stock units for the three months ended October 31, 2014 and 1,189 shares of common stock for stock options and restricted stock units for the nine months ended October 31, 2014 compared to 73 shares of common stock for stock options for the three months ended October 31, 2013 and 1,238 shares of common stock for stock options, restricted stock units and ESPP purchase rights for the nine months ended October 31, 2013. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We decreased the numerator of our basic and diluted earnings per share calculation by $(267) for the three months ended October 31, 2014 for the increase of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. We increased the numerator of our basic and diluted earnings per share calculation by $1,295 for the nine months ended October 31, 2014 for the decrease of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. We decreased the numerator of our basic and diluted earnings per share calculation by $(2,032) for the three months ended October 31, 2013 and $(3,913) for the nine months ended October 31, 2013 for the increase of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating their dilutive effect. The assumed conversion of the 4.00% Debentures was anti-dilutive for all periods and therefore excluded from the computation of diluted net income per share. The conversion feature of the 4.00% Debentures, which allow for settlement in cash or a combination of cash and common stock, are further described in Note 7. “Notes Payable.”

(13)    Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of	October 31, 2014	January 31, 2014
Foreign currency translation adjustment	$5,860	$18,361
Unrealized gain (loss) on derivatives	(4)	42
Pension liability	394	400
Total accumulated other comprehensive income	$6,250	$18,803

(14)    Special Charges

The following is a summary of the components of special charges:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Litigation costs	$7,004	$3,046	$15,193	$8,217
Employee severance and related costs	1,377	1,133	3,077	3,843
Other costs, net	(6)	509	1,139	510
Total special charges	$8,375	$4,688	$19,409	$12,570
Special charges includes expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and asset related charges.

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

Approximately 69% of the employee severance and related costs for the nine months ended October 31, 2014 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2015. Approximately 90% of the employee severance and related costs for the nine months ended October 31, 2013 were paid during the fiscal year ending January 31, 2014. There were no significant modifications to the amount of those charges.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2014:

	Accrued special charges as of	Charges during the nine months ended	Payments during the nine months ended	Accrued special charges as of
	January 31, 2014	October 31, 2014	October 31, 2014	October 31, 2014	(1)
Litigation costs	$4,855	$15,193	$(13,115)	$6,933
Employee severance and related costs	1,004	3,077	(3,014)	1,067
Other costs, net	1,987	1,139	(2,218)	908
Total accrued special charges	$7,846	$19,409	$(18,347)	$8,908

(1)
Of the $8,908 total accrued special charges as of October 31, 2014, $323 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $8,585 represents the short-term portion of accrued special charges.

(15)    Other Income (Expense), Net

Other income (expense), net was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Interest income	$346	$681	$1,290	$1,836
Foreign currency exchange loss	(429)	(198)	(1,142)	(2,067)
Other, net	(298)	(131)	(891)	(648)
Other income (expense), net	$(381)	$352	$(743)	$(879)

(16)    Related Party Transactions

Certain members of our Board of Directors also serve as executive officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. We had amounts receivable from these customers of $40,119 as of October 31, 2014 and $95,789 as of January 31, 2014. The following table shows revenue recognized from these customers:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenues from customers	$10,311	$13,945	$21,466	$50,282
Percentage of total revenues	3.5%	5.1%	2.7%	6.7%

(17)    Income Taxes

The provision for income taxes was comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Income tax expense	$3,849	$3,634	$1,907	$1,864
Effective tax rate	15.8%	12.6%	5.7%	3.7%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense based on our projected results of operations for the full year and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Our effective tax rate is 5.7% for the nine months ended October 31, 2014, after the inclusion of $(2,447) in net favorable period specific items. The period specific items primarily relate to reductions in liabilities for uncertain tax positions. For our full year forecast, we have projected an 11.0% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2014. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:
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

As of October 31, 2014, we had a liability of $18,418 for income taxes associated with uncertain income tax positions. Of this liability, $245 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $18,173 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

(18)    Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Nine months ended October 31,
	2014	2013
Cash paid, net for:
Interest	$11,322	$11,803
Income taxes	$8,836	$7,911

We have an investment in Frontline PCB Solutions Limited Partnership (Frontline). We received returns on investment from Frontline of $4,377 during the nine months ended October 31, 2014 and $4,000 during the nine months ended October 31, 2013, which is included in net cash provided by operating activities in our condensed consolidated statement of cash flows.

(19)    Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenues:
United States	$135,264	$135,862	$371,722	$323,475
Europe	64,936	57,571	180,547	151,979
Japan	25,359	18,911	67,613	62,065
Pacific Rim	64,346	60,341	171,022	206,783
Other	2,778	2,957	14,163	11,071
Total revenues	$292,683	$275,642	$805,067	$755,373

For the three and nine months ended October 31, 2014, one customer accounted for 10.0% or more of our total revenues. For the three months ended October 31, 2013, one customer accounted for 11.0% of our total revenues. For the nine months ended October 31, 2013, no single customer accounted for 10.0% or more of our total revenues.

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

Net of reserves, we have no material receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first nine months of fiscal 2015 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first nine months of fiscal 2015 decreased by approximately 15% compared to the first nine months of fiscal 2014 primarily due to a decrease in emulation bookings. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 40% of total bookings for the first nine months of fiscal 2015 compared to 55% for the first nine months of fiscal 2014. The number of new customers during the first nine months of fiscal 2015 increased approximately 10% from the levels experienced during the first nine months of fiscal 2014.

Product Development

During the first nine months of fiscal 2015, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first nine months of fiscal 2015, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2014	Change	2013	2014	Change	2013
System and software revenues	$178.1	4%	$170.8	$475.8	7%	$444.3
System and software gross profit	$164.2	6%	$154.2	$415.6	3%	$401.6
Gross profit percent	92%		90%	87%		90%
Service and support revenues	$114.6	9%	$104.8	$329.2	6%	$311.1
Service and support gross profit	$80.9	7%	$75.4	$235.5	6%	$222.7
Gross profit percent	71%		72%	72%		72%
Total revenues	$292.7	6%	$275.6	$805.1	7%	$755.4
Total gross profit	$245.1	7%	$229.6	$651.1	4%	$624.3
Gross profit percent	84%		83%	81%		83%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2014	Change	2013	2014	Change	2013
Upfront license revenues	$154.9	4%	$148.4	$404.6	8%	$376.3
Ratable license revenues	23.2	4%	22.4	71.2	5%	68.0
Total system and software revenues	$178.1	4%	$170.8	$475.8	7%	$444.3

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

Ten customers accounted for approximately 50% of system and software revenues for the three months ended October 31, 2014 and 40% for the nine months ended October 31, 2014 compared to approximately 60% for the three months ended October 31, 2013 and 45% for the nine months ended October 31, 2013.

System and software revenues increased for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to revenues of $5.9 from acquisitions completed in fiscal 2014 and 2015. The increase in system and software revenues for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 was primarily a result of increased sales of emulation hardware systems.

For the three and nine months ended October 31, 2014, one customer accounted for 10% of total revenues. For the three months ended October 31, 2013, one customer accounted for 11% of total revenues. For the nine months ended October 31, 2013, no single customer accounted for 10% or more of total revenues.

System and software gross profit percent was higher for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to a more favorable product mix. The decrease in system and software gross profit percent for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 was primarily due to increased sales of lower-margin emulation hardware systems.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

The increase in service and support revenues for the three and nine months ended October 31, 2014 compared to the three and nine months ended October 31, 2013 was primarily due to increased support revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2014	Change	2013	2014	Change	2013
North America	$138.1	(1)%	$138.8	$385.9	15%	$334.5
Europe	65.0	13%	57.6	180.6	19%	152.0
Japan	25.3	34%	18.9	67.6	9%	62.1
Pacific Rim	64.3	7%	60.3	171.0	(17)%	206.8
Total revenues	$292.7	6%	$275.6	$805.1	7%	$755.4

The changes in revenues in Japan for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 were primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended October 31, 2014, approximately one-fourth of European and approximately three-fourths of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the nine months ended October 31, 2014, approximately one-fourth of European and approximately 80% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of $1.3 for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen. Foreign currency had an unfavorable impact of $3.0 for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013, primarily as a result of the strengthening of the U.S. dollar against the Japanese yen, partially offset by the favorable impact of the strengthening of the euro against the U.S. dollar.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenues:
IC Design to Silicon	35%	35%	30%	40%
Scalable Verification	20%	25%	25%	20%
Integrated System Design	25%	25%	25%	25%
New & Emerging Products	10%	5%	10%	5%
Services & Other	10%	10%	10%	10%
Total revenues	100%	100%	100%	100%

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2014	Change	2013	2014	Change	2013
Research and development	$96.3	11%	$86.8	$268.3	9%	$246.8
Marketing and selling	89.9	5%	85.7	256.8	5%	244.7
General and administration	19.8	5%	18.9	57.0	9%	52.5
Equity in earnings of Frontline	(1.2)	(14)%	(1.4)	(4.6)	70%	(2.7)
Amortization of intangible assets	2.2	57%	1.4	6.0	30%	4.6
Special charges	8.4	79%	4.7	19.4	54%	12.6
Total operating expenses	$215.4	10%	$196.1	$602.9	8%	$558.5

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Research and development	33%	31%	33%	33%
Marketing and selling	31%	31%	32%	32%
General and administration	7%	7%	7%	7%
Total selected operating expenses	71%	69%	72%	72%

Research and Development

Research and development expenses increased by $9.5 for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 and $21.4 for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The components of this increase are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$2.5	$7.6
Expenses associated with acquired businesses	5.3	11.5
Stock compensation	0.8	2.2
Other expenses	0.9	0.1
Total change in research and development expenses	$9.5	$21.4

Marketing and Selling

Marketing and selling expenses increased by $4.2 for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 and $12.1 for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The components of these changes are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$0.6	$5.0
Expenses associated with acquired businesses	1.8	3.9
Other expenses	1.8	3.2
Total change in marketing and selling expenses	$4.2	$12.1

General and Administration

General and administration expenses increased by $0.9 for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 and $4.5 for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The components of these changes are summarized as follows:

	Change
	Three months ended October 31,	Nine months ended October 31,
Salaries, variable compensation, and benefits expenses	$—	$0.8
Stock compensation	0.4	1.6
Other expenses	0.5	2.1
Total change in general and administrative expenses	$0.9	$4.5

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $0.6 for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, and unfavorable currency movements of approximately $(0.6) for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Equity in Earnings of Frontline

We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Orbotech, Ltd., an Israeli company, and us.

Frontline reports on a calendar year basis; therefore we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income, as reported	$1.2	$1.6	$4.7	$3.9
Amortization of purchased technology and other identified intangible assets	—	(0.2)	(0.1)	(1.2)
Equity in earnings of Frontline	$1.2	$1.4	$4.6	$2.7

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2014	Change	2013	2014	Change	2013
Litigation costs	$7.0	126%	$3.1	$15.2	83%	$8.3
Employee severance and related costs	1.4	27%	1.1	3.1	(18)%	3.8
Other costs, net	—	(100%)	0.5	1.1	120%	0.5
Total special charges	$8.4	79%	$4.7	$19.4	54%	$12.6

Special charges includes expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and asset related charges.

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

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2014	Change	2013	2014	Change	2013
Income tax expense	$3.8	6%	$3.6	$1.9	—%	$1.9

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Effective tax rate	16%	13%	6%	4%
Net period specific items expense (benefit)	$0.7	$—	$(2.4)	$(4.6)
Effective tax rate without period specific items	13%	13%	13%	13%

For the nine months ended October 31, 2014 we have a 16% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the nine months ended October 31, 2013 due to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected an 11% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2014. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2012 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal 2010 in Ireland.

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

We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of October 31, 2014, we have cash totaling $144.5 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

	Nine months ended October 31,
	2014	2013
Cash provided by operating activities	$57.1	$64.0
Cash used in investing activities	$(96.3)	$(32.5)
Cash used in financing activities	$(80.2)	$(34.1)

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

As of	October 31, 2014	January 31, 2014
Trade accounts receivable, net	$420.4	$454.5
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$305.4	$274.7
Term receivables, long-term	$257.1	$270.4
Average days sales outstanding including the short-term portion of term receivables	129 days	102 days
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	35 days	40 days

The increase in the average days sales outstanding including the short-term portion of term receivables as of October 31, 2014, was primarily due to a decrease in revenue in the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $562.5 as of October 31, 2014 compared to $545.0 as of January 31, 2014.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $22.0 for the nine months ended October 31, 2014 compared to $22.3 for the nine months ended October 31, 2013. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2015.

Accrued Payroll and Related Liabilities

As of	October 31, 2014	January 31, 2014
Accrued payroll and related liabilities	$70.0	$102.8

The decrease in accrued payroll and related liabilities as of October 31, 2014 compared to January 31, 2014 was primarily due to incentive payments made during fiscal 2015 on fiscal 2014 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Accounts Payable and Accrued Liabilities

The increase in cash outflow for accounts payable and accrued liabilities from $39.8 for the nine months ended October 31, 2013 to $53.1 for the nine months ended October 31, 2014 is primarily due to an increase in payments related to EVE litigation.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2014 primarily consisted of cash paid for acquisitions of businesses and capital expenditures.

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog, mixed signal, and radio frequency circuit verification for total consideration of $51.3, including current period cash payments of $46.8 ($45.5, net of $1.3 of acquired cash). The acquisition of BDA aligns with our goal to deliver technologies with superior performance and automation for the growing challenges of Analog/Mixed-Signal verification.

During the nine months ended October 31, 2014, we acquired three privately-held companies which were accounted for as business combinations for total consideration of $42.2, including current period cash payments of $36.7 ($33.2, net of $3.5 of acquired cash). We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Expenditures for property, plant, and equipment were $21.9 for the nine months ended October 31, 2014 compared to $21.4 for the nine months ended October 31, 2013. The expenditures for property, plant, and equipment for the nine months ended October 31, 2014 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2015 to be approximately $40.0. We plan to finance these capital expenditures using cash on hand.

Financing Activities

For the nine months ended October 31, 2014, cash used in financing activities consisted primarily of repurchases of our common stock, a net decrease in short-term borrowings, and the payment of dividends.

In April 2014, our previous three-year share repurchase program expired. On June 12, 2014, we announced a new share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period. During the nine months ended October 31, 2014, we repurchased 3.2 shares of common stock for $70.1 under these programs. As of October 31, 2014, $175.0 remained available for purchase under the program approved in June 2014.

During the nine months ended October 31, 2014, we paid three quarterly dividends of $0.05 per share of outstanding common stock for a total of $17.2. On November 20, 2014, we announced a quarterly dividend of $0.05 per share of outstanding common stock, payable on January 2, 2015 to shareholders of record as of the close of business on December 10, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $80.8 is available for common stock purchases or dividend payments under this limit as of October 31, 2014.

Other factors affecting liquidity and capital resources

4.00% Convertible Subordinated Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

As of October 31, 2014, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.478 shares of our common stock (equivalent to a conversion price of $20.21 per share) for a total of 12.5 shares. These circumstances include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.25 per share as of October 31, 2014, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, the holder will also be entitled to receive a make whole premium upon conversion in some circumstances.

Because we declared cash dividends during the fiscal year ended January 31, 2014 and the nine months ended October 31, 2014, the initial conversion rate for the 4.00% Debentures of 48.6902 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.54 per share of our common stock) has been adjusted to 49.478 shares of our common stock for each one thousand dollars in principal amount of the 4.00% Debentures (equivalent to a conversion price of $20.21 per share of our common stock).

We may redeem some or all of the 4.00% Debentures for cash on or after April 5, 2016 at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

Period	Redemption Price
Beginning on April 5, 2016 and ending on March 31, 2017	101.143%
Beginning on April 1, 2017 and ending on March 31, 2018	100.571%
On April 1, 2018 and thereafter	100.000%

The holders, at their option, may redeem the 4.00% Debentures for cash on April 1, 2018, April 1, 2021, and April 1, 2026, and in the event of a fundamental change in the company. In each case, the repurchase price will be 100% of the principal amount of the 4.00% Debentures plus any accrued and unpaid interest.

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

We had no borrowings against the revolving credit facility during the nine months ended October 31, 2014 and 2013. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of October 31, 2014. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2015

We expect revenues for the fourth quarter of fiscal 2015 to be approximately $425.0 with earnings for the same period of approximately $1.01 per diluted share. For the full fiscal year 2015, we expect revenues of approximately $1.230 billion with earnings of $1.31 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2014. In accordance with our investment policy, all short-term investments mature in twelve months or less.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$4.3	5.44%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of October 31, 2014 and October 31, 2013. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

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

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of October 31, 2014 and 2013, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $0.9 outstanding as of October 31, 2014 and $1.1 as of October 31, 2013 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.

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

As of	October 31, 2014		January 31, 2014
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$42.8	0.78	$29.6	0.74
Japanese yen	34.0	106.94	54.7	103.91
British pound	28.0	0.62	22.1	0.61
Indian rupee	12.1	61.71	12.0	62.03
Taiwan dollar	11.5	30.35	3.7	30.09
Swedish krona	9.9	7.16	12.7	6.47
Other (1)	38.4	—	34.6	—
Total forward contracts	$176.7		$169.4

(1)
Other includes the Israeli shekel, Chinese yuan, Canadian dollar, Korean won, Armenian dollar, Swiss franc, Russian ruble, Polish zloty, Danish kroner, Norwegian kroner, Hungarian forint, Chilean peso, and Singapore dollar.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys United States (U.S.) patents. One of those patents is now the subject of a review by the U.S. Patent Office, and has been removed from the case pending the results of that review. The California case seeks compensatory damages relating to our emulation and field programmable gate arrays synthesis products, and is scheduled for trial in March 2015. In May 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys U.S. patents. These claims have been dismissed. We believe these actions were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of October 31, 2014, nothing has been included in our financial results for this award. On November 13, 2014, we requested that the Oregon court grant a permanent injunction against future sales of Synopsys emulators. Synopsys has announced that it intends to file an appeal.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014, with the court expected to deliver a verdict early in 2015.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

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
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the 2008 worldwide recession, continuing weakness in the European Union, concern about slowing growth in China, and the weakness of the Japanese economy together with the consolidation and restructuring of numerous large Japanese electronics companies, can adversely affect our customers. As a result, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
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
Price competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software or hardware products with other more desirable products at low prices or no marginal cost for promotional purposes, as a long-term pricing strategy, or to engage in predatory pricing. These practices could significantly reduce demand for our products or limit our pricing.
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
We typically generate more than half of our revenues from customers outside the United States (U.S.) and we generate approximately 40% of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, the euro, and the British pound, could have an adverse impact on our operating results.
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
IC and PCB technology evolves rapidly.
The complexity of ICs, PCB technologies, and electrical systems continues to rapidly increase. In response to this increasing complexity, new design tools and methodologies must be invented or acquired quickly to remain competitive. If we fail to quickly respond to new technological developments, our products could become obsolete or uncompetitive, which could materially adversely impact our business.
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
We or our competitors sometimes pre-announce or provide "road maps" of the expected availability of new hardware or software products or product features. Such pre-announcements, whether offered by the pre-announcing company or its competitors, can result in customers canceling or deferring orders for currently offered products anticipating that currently offered products may be uncompetitive or lacking in features or performance. In the case of hardware products, slowing sales may cause inventories to increase or become obsolete, resulting in the need to discount or reduce production of current products.
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
Accounting rules governing revenue recognition are complex.
The accounting rules governing revenue recognition are complex. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). This rule is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to receive for goods and services provided to customers. The rule defines a five step process for revenue recognition, making it possible for more judgment and estimation within the revenue recognition process than is required under existing U.S. GAAP. We will be required to implement this guidance in the first quarter of fiscal year 2018. The standard permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our reported financial results.
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
The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate, including a separate determination for entities, if any, with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecast and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses; changes in our business, such as internal restructuring and acquisitions; changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments; tax audit determinations; changes in our tax positions; changes in our intent and capacity to permanently reinvest foreign earnings; changes to our transfer pricing practices; tax deductions attributed to equity compensation; and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different than our forecast.
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

We have acquired numerous businesses and are frequently in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we generally analyze potential transactions before committing to them, we cannot assure that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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
We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collection of unpaid invoices from customers. This issue can arise from a variety of reasons, including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations, liquidity, and overall financial condition could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then under U.S. GAAP, revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.
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
As of October 31, 2014, we had $254 million of outstanding indebtedness, which includes principal of $253 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $1 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of October 31, 2014 of $20.21 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.25 per share as of October 31, 2014, for at least 20 of the last 30 trading days of the previous fiscal quarter. If our 4.00% Debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. At this time, we believe it is unlikely that the holders of a significant amount of our 4.00% Debentures would elect to convert, since the current market price of the 4.00% Debentures substantially exceeds the conversion value.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011. We were in compliance with all financial covenants as of October 31, 2014. If we fail to comply with the financial covenants and are unable to obtain a waiver from our lenders, we would be in default under the revolving credit facility and our board could decide to reduce or eliminate our current dividend. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
August 1 - August 31, 2014	—	$—	—	$175,000,019
September 1 - September 30, 2014	—	$—	—	$175,000,019
October 1 - October 31, 2014	—	$—	—	$175,000,019
	—	$—	—

In April 2014 our previous three-year share repurchase program expired. On June 12, 2014, we announced a new share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period.

Item 6.	Exhibits

10.A
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal 2015 under our 2010 Omnibus Incentive Plan.

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

Dated: December 4, 2014	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer