Form 10-K
period 2015-01-31
MENTOR GRAPHICS CORP
filed 2015-03-16
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) other than Form 8-K reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,239,709,229 on July 31, 2014 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 12, 2015, there were 116,083,159 shares of the Registrant’s Common Stock outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2015 Proxy Statement	Part III

Mentor Graphics Corporation
Annual Report on Form 10-K
Year to date January 31, 2015

Part I

Item 1.    Business.
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
The electronic components and systems that our customers create with our products include integrated circuits (ICs), printed circuit boards (PCBs), field programmable gate arrays (FPGAs), embedded software solutions, and wire harness systems. Our products are used in the design and development of a diverse set of electronic products, including automotive electronics, computers and workstations, digital cameras, cellular telephones, medical devices, smart phones, industrial electronics, and manufacturing systems. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These devices are called a system-on-chip (SoC). This trend becomes apparent to the everyday consumer as consumer electronics become smaller and more sophisticated. This trend also poses significant opportunities and challenges for the EDA industry.
We were incorporated in Oregon in 1981, and our common stock is traded on The NASDAQ Global Select Market under the symbol “MENT.” Our corporate headquarters are located at 8005 S.W. Boeckman Road, Wilsonville, Oregon 97070-7777. The telephone number at that address is (503) 685-7000. Our website address is www.mentor.com. We have approximately 85 offices worldwide. Electronic copies of our reports filed with the Securities and Exchange Commission (SEC) are available through our website as soon as reasonably practicable after the reports are filed with the SEC. Our Director Code of Ethics, Standards of Business Conduct, Guidelines for Corporate Disclosure, Corporate Governance Guidelines, and our Audit, Compensation, and Nominating and Corporate Governance Committee Charters are also posted on our website.
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

We segregate revenues into five categories of similar products and services. These categories include Scalable Verification, IC Design to Silicon, Integrated System Design, New and Emerging Products, and Services and Other. Each category, except Services and Other, includes both product and support revenues. Additional information is provided in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Scalable Verification
The Mentor Graphics® Scalable Verification™ tools allow engineers to verify that their complex IC designs function as intended. Functional errors are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability.

The Questa® scalable verification platform includes support for hardware description languages, including System Verilog, simulation, and new methodologies including assertions, use of verification intellectual property (IP), test benches, and formal verification methods. The Questa platform is used for verification of systems and ICs including application-specific integrated circuits (ASICs), SoCs, and FPGAs.
Along with digital simulation products, we offer analog/mixed-signal simulation tools. Complex electronic designs often require different types of circuits, such as analog and digital, to work together. An example is a compact disc (CD) or digital versatile disc (DVD) player which uses a digital input and produces an analog output of sounds or images. Our Analog/FastSPICE platform includes nanometer circuit simulation, an analog characterization environment and devise noise analysis. Other analog/mixed signal simulation products we offer include the Eldo®, ADVance MS, and ADiT™ tools.
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
IC Design to Silicon
Shrinking geometries and increasing design size in the nanometer (nm, by definition one-billionth of a meter) era have enabled ever increasing functionality on a single IC. Today’s most advanced ICs are being produced in a 20 nm process with ongoing test tape-outs at 10 nm and below. Nanometer process geometries cause design challenges in the creation of ICs which are not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity and smaller size of designs have changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer or foundry. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is checked and modified so the design can be manufactured with cost-effective yields of ICs.
To address these challenges, we offer the Calibre® tool family, which is a standard for most of the world’s largest integrated device manufacturers and foundries:

•
The Calibre physical verification tool suite, Calibre® DRC and Calibre LVS-H™, helps ensure that a particular IC layout accurately corresponds to the original schematic or circuit diagram of the design and conforms to stringent manufacturing rules at wafer fabricators where ICs are manufactured.

•
The Calibre xRC™ and xACT™ products, transistor-level extraction and device modeling tools, compute the values of detailed circuit parameters including interconnect resistances, capacitances, and inductances to enable customers to more accurately simulate the performance of a design before it is manufactured.

•
The Calibre Resolution Enhancement Technology (RET) tools allow wafer foundries to simulate the lithographic patterning system and apply modifications to the design layout patterns to overcome the resolution limits of the physical wafer patterning process. The Calibre family of optical proximity correction (OPC), RET, and mask data preparation tools enable higher yields in semiconductor manufacturing. The Calibre OPCverify™ tool is used to check and report the effectiveness of mask pattern corrections against wafer manufacturing specifications. The Calibre RET tools continue to be extended to provide computational patterning capabilities for process technology nodes from .13 microns to 7 nm.

•
In the Design For Manufacturing (DFM) area, the Calibre LFD™ product can help customers produce higher yields at nm process geometries where variations in manufacturing can cause yield reductions. The Calibre CMPAnalyzer tool allows customers to model the expected planarity (i.e., thickness variation) of ICs and identify where modifications to the layout will improve a chip’s flatness. This helps prevent manufacturing defects and reduces variations in performance from one chip to the next. The Calibre MPCpro™ product is a solution for systematic errors introduced by e-beam lithography and mask etching processes built on Calibre OPCpro™ technology for optical process correction. Our Calibre nmMPC™ product provides optimizations specifically developed for e-beam mask writers. New correction and modeling capabilities improve mask linearity and uniformity for advanced nodes, especially for smaller feature sizes.

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
We also offer the RealTime synthesis tool to include register-transfer level (RTL) synthesis in our digital implementation flow.  The RealTime solution helps SoC and ASIC design teams to realize improved quality of results and faster turnaround time for complex SoCs, ASICs, and IP blocks. The RealTime tool’s “placement first” synthesis methodology and integrated RTL floorplanning capability enable physical backend issues to be analyzed and addressed at RTL stages before hand-off to the back-end groups for physical design implementation.
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
Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, and provide digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, simulation, and verification of the PCB design:

•	The Xpedition® Series product line is our principal PCB design family of products used by larger enterprise customers for PCB design flows from system design definition to manufacturing execution.

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
Our Mechanical Analysis Division provides simulation software and consultancy services to reduce costs, eliminate design mistakes, and accelerate and optimize designs involving heat transfer and fluid flow before physical prototypes are built. Our FloEFD™ product is a three-dimensional computational fluid dynamics and heat transfer analysis tool that is embedded into Mechanical Computer-Aided Design systems to help design engineers conduct computational fluid dynamics analysis throughout the product’s life cycle. Our FloTHERM® three-dimensional computational fluid dynamics software predicts airflow and heat transfer in and around electronic equipment, including effects of conduction, convection, and radiation to enable engineers to create virtual models of electronic equipment, perform thermal analysis, and test design modifications before physical prototypes are built. This product line also includes the Flowmaster® one-dimensional computational fluid dynamics analysis software, which is used by thermo-fluid system engineers to model and analyze the fluid mechanics and pipe flow in complex systems. Finally, we offer the MicReD® T3Ster® advanced transient temperature measurement system, which enables thermal testing and characterization of electronics components, PCBs, and sub-systems, and the MicReD® Industrial

Power Tester 1500A, which tests the reliability of power electronic components increasingly used in industries such as automotive and transportation, including hybrid and electrical vehicles and trains, and renewable energy applications such as wind turbines.
New and Emerging Products
We provide specialized software tools for design, analysis, and documentation of the complex electrical systems found in automotive, aerospace, and other transportation platforms. The tools also support design, costing, and manufacturing process modeling of wire harnesses.
Our Embedded Systems Division provides runtime software, tools, and professional engineering services that enable our customers to build secure embedded systems utilizing heterogeneous multi-core and multi-operating system platforms. We have focused initiatives in the automotive market segment where we provide LINUX and Android based infotainment solutions, Advanced Driver Assistance Systems, and AUTOSAR and ethernet networking solutions. In addition to the automotive market, our embedded software solutions are used in mobile, medical, aerospace, industrial, and consumer electronics markets, and are deployed in over three billion devices.
PLATFORMS
Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers.
MARKETING AND CUSTOMERS
Our sales and marketing emphasizes large corporate account penetration in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries. We license our products worldwide through our direct sales force, distributors, and sales representatives. Revenues outside of North America accounted for 55% of total revenues for fiscal 2015 and 56% for fiscal 2014 and fiscal 2013. We enter into foreign currency exchange contracts in an effort to mitigate the impact of foreign currency fluctuations. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.
Over time, no material portion of our business is dependent on a single or a few customers. We do not believe that the competitive loss of one or more individual products at one or more of our customers would have a material adverse effect on our revenues. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be six months or longer. During the selling cycle our account managers, application engineers, and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be loaned to customers for on-site evaluation. We primarily ship our software products to customers electronically, and all software products are generally shipped within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.
BACKLOG
Our backlog of firm orders was approximately $142 million as of January 31, 2015 compared to $161 million as of January 31, 2014. This backlog includes software products requested for delivery within six months and emulation hardware systems, professional services, and training requested for delivery within one year. We do not track backlog for support services. The January 31, 2015 backlog of orders is expected to be delivered before the end of our fiscal year ending January 31, 2016.
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
PRODUCT DEVELOPMENT
Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended January 31, 2015, we expensed $381 million related to product research and development compared to $349 million for fiscal 2014 and $314 million for fiscal 2013. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the year ended January 31, 2015, we amortized purchased technology of $7 million compared to $4 million for fiscal 2014 and $8 million for fiscal 2013. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.
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
EMPLOYEES
We employed approximately 5,558 people full time as of January 31, 2015. Our future success will depend in part on our ability to attract and retain employees. None of our U.S. employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.
PATENTS AND LICENSES
We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold approximately 1,180 patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we have approximately 330 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended.
We also rely on contractual and technical safeguards to protect our proprietary rights in our products. We typically include restrictions on disclosure, use, and transferability in our license agreements with customers and other parties. In addition, we use our trademark, copyright, and trade secret rights to protect our interests in our products and technology.
Some of our products include software or other IP licensed from other parties. We also license software from other parties for internal use. We may have to seek new licenses or renew these licenses in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	68
Gregory K. Hinckley	President, Chief Financial Officer, and Director	68
Michael Ellow	Senior Vice President, World Trade	51
Brian Derrick	Vice President, Corporate Marketing	51
Richard P. Trebing	Corporate Controller and Chief Accounting Officer	59
Dean Freed	Vice President, General Counsel, and Secretary	56
Mike Vishny	Vice President, Chief Human Resources Officer	50
The executive officers are elected by our Board of Directors annually. Officers hold their positions until they resign, are terminated, or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. There are no family relationships among any of our executive officers or directors.
Dr. Rhines has served as our Chairman of the Board and Chief Executive Officer since 2000. Dr. Rhines served as our Director, President, and Chief Executive Officer from 1993 to 2000. Dr. Rhines is currently a director of Qorvo, Inc., a semiconductor manufacturer, and served as director of Cirrus Logic, Inc., also a semiconductor manufacturer, from 1995 to 2009.
Mr. Hinckley has served as our President, Chief Operating Officer, and Director since 2000. Mr. Hinckley has served as our Chief Financial Officer since 2008. His primary responsibilities include the operations aspect of our corporate centers, sales, and research and development divisions. Mr. Hinckley is a director of SI Bone, Inc., a privately held medical device company. Mr. Hinckley served as a director of Super Micro Computer, Inc., a server board, chassis, and server systems supplier from 2009 to 2015 and as a director of Intermec, Inc., a provider of integrated systems solutions from 2004 to 2013.
Mr. Ellow joined Mentor Graphics in March 2014 with our acquisition of Berkeley Design Automation, where he had been Vice President of Global Sales since September 2011. He was promoted to our Senior Vice President, World Trade, in August 2014. From 1997 to 2010 he held various management positions at Cadence Design Systems overseeing sales in North America, Europe and India, including the position of Corporate Vice President, North American Sales.
Mr. Derrick has served as our Vice President, Corporate Marketing since 2002. From 2000 to 2001, he was Vice President and General Manager of our Physical Verification Division. Since 2008, Mr. Derrick has served as a director of Calypto Design Systems, Inc., a privately held sequential analysis technology company.
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

Item 1A.    Risk Factors.
The forward-looking statements contained under “Outlook for Fiscal 2016” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2016,” do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
Weakness in the United States and international economies may harm our business.
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty, such as the continuing weakness in the European Union relating to the debt crisis or political instability, concern about slowing growth in China, and the continuing weakness of the Japanese economy together with the consolidation and restructuring of numerous large Japanese electronics companies, can adversely affect our customers. As a result, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
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
We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products, due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If planned contract renewals are delayed or the average size of renewed contracts is smaller than we anticipate, we could fail to meet our and investors’ expectations, which could have a material adverse impact on our stock price. Planned contract renewals may also occur one or more fiscal quarters before their natural expirations.  Early renewals have the effect of moving expected bookings and revenue from future periods to the current period, which may result in reduced bookings and revenue for individual transactions compared to what the company might have received had the transaction been renewed at or near the end of the natural term.
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
We currently compete primarily with two large companies: Synopsys, Inc. (Synopsys) and Cadence Design Systems, Inc (Cadence). We also compete with smaller companies with focused product portfolios and manufacturers of electronic devices and semiconductor equipment that have acquired or internally developed their own EDA products.
Our hardware emulation products are complex, and if we cannot successfully manage this complexity, the results of our emulation business may be adversely affected.
Designing, developing, and introducing new emulation products are complicated processes. The development process for our emulation products requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture next generation products in sufficient volumes to meet this demand and do so in a cost effective manner. Our manufacturing model, in which our emulation products generally are not built until after customer orders have been forecast, may from time to time experience delays in delivering products to customers in a timely manner. These delays could cause our customers to purchase emulation products from our competitors. We must also manage new generations of emulation hardware introductions and transitions to minimize the impact of customer delayed purchases of existing products in anticipation of next generation product releases.
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

The Securities and Exchange Commission (SEC) has adopted disclosure rules for companies that use conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold) in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. We have incurred and expect to continue to incur costs designing and implementing processes to discover the origin of the conflict minerals used in our hardware products. Implementing these requirements could affect the sourcing, availability and pricing of materials used in our hardware products as well as the companies we use to manufacture our products and their components. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. The cost of complying with these laws could adversely affect our current or future business.
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
Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivables collection periods; issues related to complying with complex customs regulations and paying custom duties and value added taxes; changes in a specific country’s or region’s economic or political conditions; trade protection measures; trade sanctions, such as those recently imposed upon Russia by the U.S. and the European Union; local labor laws; import or export licensing requirements; anti-corruption, anti-bribery, and other similar laws; loss or modification of exemptions for taxes and tariffs; limitations on repatriation of earnings; and difficulties with licensing and protecting our intellectual property (IP) rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or limited from doing business in one or more countries.
Integrated circuit and printed circuit board technology evolves rapidly.
The complexity of ICs, printed circuit boards (PCBs), and electrical systems continues to rapidly increase. In response to this increasing complexity, new design tools and methodologies must be invented or acquired quickly to remain competitive. If we fail to quickly respond to new technological developments, our products could become obsolete or uncompetitive, which could materially adversely impact our business.
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
The accounting rules governing revenue recognition are complex. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). This rule is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to receive for goods and services provided to customers. The rule defines a five step process for revenue recognition, making it possible for more judgment and estimation within the revenue recognition process than is required under existing U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2018. The standard permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our reported financial results.
We may have additional tax liabilities.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities worldwide. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are successfully challenged by tax authorities. Further, the application of transfer pricing involves subjectivity, with a variety of application between countries and increasing levels of litigation.  Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other local or foreign tax authorities. The tax authorities in many of the countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these tax audits or other examinations cannot be predicted with certainty. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A change in our decision concerning the amount of foreign earnings not subject to repatriation could increase our effective tax rate.
Forecasting our income tax rate is complex and subject to uncertainty.
The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate, including a separate determination for entities, if any, with losses for which no tax benefit is obtained. This forecast includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecast and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses; changes in our business, such as internal restructuring and acquisitions; changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments; tax audit determinations; changes in our tax positions; changes in our intent and capacity to permanently reinvest foreign earnings; changes to our transfer pricing practices; tax deductions attributed to equity compensation; and changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different from our forecast.
Certain tax policy efforts by the European Union and the Organisation for Economic Co-operation and Development (OECD), including the discussions under the Base Shifting and Profit Erosion Initiative, could have a material effect on the taxation of international business and in particular, companies with global intellectual property and supply chain structures and companies which publish software.  Further, many of the countries where we are subject to taxes, such as the U.S. and numerous foreign jurisdictions, including France, Ireland, Israel, India, Japan, and the United Kingdom, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Furthermore, certain of these countries, such as the United Kingdom with its Diverted Profits Tax, have already enacted legislation which would affect international businesses such as ours, and other countries have changed their approach to auditing companies and enforcing their applicable tax laws. Such changes, if brought into tax legislation, regulations and policy, could increase our effective tax rates in many of the countries where we have operations and our overall tax rate could be materially affected, impacting our operating results, cash flows and financial condition.
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
Rules and regulations set out by various governmental and self-regulatory organizations in the U.S. such as the SEC, NASDAQ, the Financial Industry Regulatory Authority, and the FASB, as well as in other worldwide locations where we operate, are continually evolving in scope and complexity which makes compliance increasingly difficult and uncertain. The increase in costs to develop awareness and comply with such evolving rules and regulations as well as any risk of noncompliance could adversely impact us.
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

Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our IP, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, continue to obtain patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. In addition, recent U.S. court decisions have substantially weakened the enforceability of patents for software-related inventions, which make up a large portion of our patent portfolio. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite our measures to limit piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue.
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
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the U.S. In particular, approximately 15% of our workforce, and a larger percentage of our engineers, are located in our offices in Israel, Egypt, Pakistan, Armenia, and Russia which may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material and adverse effect on product delivery and our research and development operations.
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
Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations worldwide. Despite our security measures, our information technology and infrastructure may be vulnerable to breach by cyber-attacks, errors or malicious actions by employees or contractors, or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity, violations of privacy laws, and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, with the use of "cloud" services in our business, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers.
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
As of January 31, 2015, we had $260 million of outstanding indebtedness, which includes principal of $253 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures) and $7 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of January 31, 2015 of $20.17 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.20 per share as of January 31, 2015, for at least 20 of the last 30 trading days of the previous fiscal quarter. If our 4.00% Debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have material adverse impact on our liquidity and financial condition.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We own six buildings on 43 acres of land in Wilsonville, Oregon, occupying approximately 388,000 square feet in those buildings as our corporate headquarters. We also own an additional 65 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site. We own four buildings totaling approximately 277,000 square feet in Fremont, California, three of which are occupied and house research and development, sales, and administrative staff. The fourth Fremont building was purchased in November 2014 to accommodate business expansion and is currently unoccupied. We own two buildings totaling approximately 47,000 square feet in Shannon, Ireland which house information technology and administrative staff.
We lease additional space in Longmont, Colorado; Redmond, Washington; Huntsville and Mobile, Alabama; Novi, Michigan; and Marlborough and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Chile, Egypt, France, Germany, Hungary, India, Israel, Morocco, Pakistan, Poland, Russia, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2016.

Item 3.	Legal Proceedings.
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
In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys United States (U.S.) patents. In this case, Synopsys seeks compensatory damages relating to our emulation and field programmable gate arrays synthesis products. One of the Synopsys patents is now the subject of a review by the U.S. Patent Office, and was removed from the case pending the results of that review. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of the three remaining Synopsys patents.
In May 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys U.S. patents. These claims have been dismissed. We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.
On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of January 31, 2015, nothing has been included in our financial results for this award. Synopsys has announced that it intends to file an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014, with the court expected to deliver a verdict in 2015.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market, and the dividends paid per share:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2015
High Price	$23.10	$22.20	$22.73	$23.79
Low Price	$19.14	$19.73	$18.25	$20.58
Dividends Paid	$0.050	$0.050	$0.050	$0.050
Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2014
High Price	$18.40	$20.78	$23.77	$24.31
Low Price	$13.21	$17.75	$20.57	$20.51
Dividends Paid	$0.045	$0.045	$0.045	$0.045
As of March 12, 2015, we had 410 stockholders of record.
We commenced the payment of quarterly dividends in the first quarter of fiscal 2014. Our revolving credit facility includes a limit on the amount we can pay for dividends and repurchases of our stock. For more information regarding our credit facility, see Note 6. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the S&P Application Software Index, the NASDAQ Market Index and the Philadelphia Semiconductor Index.

Note: The stock price shown on the above graph is not necessarily indicative of future performance.

	Period Ending
Company/Market/Peer Group	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014	1/31/2015
Mentor Graphics Corporation	$100.00	$158.85	$172.94	$213.59	$261.93	$292.39
NASDAQ Market Index	$100.00	$126.93	$133.60	$151.14	$200.01	$228.73
S&P Application Software Index	$100.00	$149.89	$154.72	$174.32	$201.99	$224.09
Philadelphia Semiconductor Index	$100.00	$141.06	$132.65	$136.20	$177.83	$224.70
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
November 1 - November 30, 2014	—	$—	—	$175,000,019
December 1 - December 31, 2014	—	—	—	$175,000,019
January 1 - January 31, 2015	—	—	—	$175,000,019
Total	—	$—	—

In April 2014 our previous three-year share repurchase program expired. On June 12, 2014, we announced a new share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period.

Item 6.	Selected Financial Data.
In thousands, except percentages and per share data

Year ended January 31,	2015	2014	2013	2012	2011
Statement of Operations Data
Total revenues	$1,244,133	$1,156,373	$1,088,727	$1,014,638	$914,753
Operating income	$187,811	$183,040	$161,633	$112,192	$52,539
Net income attributable to Mentor Graphics shareholders	$147,139	$155,258	$138,736	$83,872	$28,584
Gross profit percent	84%	84%	83%	83%	83%
Operating income as a percent of revenues	15%	16%	15%	11%	6%
Per Share Data
Net income per share attributable to Mentor Graphics shareholders (1):
Basic	$1.28	$1.33	$1.20	$0.76	$0.27
Diluted	$1.26	$1.29	$1.17	$0.74	$0.26
Weighted average number of shares outstanding:
Basic	114,635	113,671	110,998	110,138	107,743
Diluted	117,078	116,702	114,017	112,915	109,861
Dividends paid	$0.20	$0.18	$—	$—	$—
As of January 31,	2015	2014	2013	2012	2011
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$230,281	$297,312	$223,783	$146,499	$133,113
Working capital	$424,716	$419,122	$293,127	$193,497	$173,417
Property, plant, and equipment, net	$170,737	$160,165	$162,402	$148,019	$139,340
Total assets	$2,049,022	$1,904,109	$1,745,284	$1,550,675	$1,427,978
Short-term borrowings and current portion of notes payable	$7,228	$9,590	$5,964	$15,966	$17,544
Long-term portion of notes payable, deferred revenue, long-term, and other noncurrent liabilities	$321,266	$292,349	$287,282	$301,397	$291,377
Noncontrolling interest with redemption feature	$13,372	$15,479	$12,698	$9,266	$—
Stockholders’ equity	$1,272,854	$1,185,294	$1,033,479	$866,074	$776,714

(1) We have increased the numerator of our earnings per share calculation by $121 for the year ended January 31, 2015 for the adjustment to decrease the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. We have decreased the numerator of our earnings per share calculation by $4,486 for the year ended January 31, 2014 and $5,272 for the year ended January 31, 2013 for the adjustment to increase the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company
We are a supplier of electronic design automation (EDA) tools — advanced computer software and emulation hardware systems used to automate the design, analysis, and testing of complex electro-mechanical systems, electronic hardware, and embedded systems software in electronic systems and components. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, military and aerospace, multimedia, and transportation industries. Through the diversification of our customer base among these various customer markets, we attempt to reduce our exposure to fluctuations within each market. We sell and license our products through our direct sales force and a channel of distributors and sales representatives. In addition to our corporate offices in Wilsonville, Oregon, we have sales, support, research and development, and professional service offices worldwide.
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
Bad debt expense recorded for the year ended January 31, 2015 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.
Bookings during fiscal 2015 were flat compared to fiscal 2014. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 40% of total bookings for fiscal 2015 and fiscal 2014. The number of new customers for fiscal 2015 remained consistent with the levels experienced during fiscal 2014.
Product Development
During the year ended January 31, 2015, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.
We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the year ended January 31, 2015, we continued to introduce new products and upgrades to existing products.
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
2.Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a digital versatile disc (DVD). With respect to emulation hardware systems, we transfer title to the customer upon shipment. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.
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
Valuation of Trade Accounts Receivable
We maintain allowances for doubtful accounts on trade account receivables and term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer's operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of the customers, the current business environment, and historical experience. Current economic conditions we have considered include forecasted spending in the semiconductor industry, consumer spending for electronics, IC research and development spending, and volatility in gross domestic product. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period such determination is made.
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
We also make significant judgments and estimates when we assign useful lives to the definite lived intangible assets identified as part of our acquisitions. These estimates are inherently uncertain and if we used different estimates, the useful life over which we amortize intangible assets would be different. In addition, unanticipated events and circumstances may occur that may impact the useful life over which we amortize our intangible assets, which would impact our recognition of expense and our results of operations.
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
Special Charges
We record within special charges in the consolidated statements of income, expenses incurred related to certain litigation costs that are unusual in nature due to the significance in variability of timing and amount.
We also record restructuring charges within special charges in connection with our plans to better align our cost structure with projected operations in the future. We record restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional expense is recognized. If the actual cost is less than the estimated cost, a benefit is recognized.
Stock-Based Compensation
We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For stock awards that vest fully on any termination of service, there is no requisite service period and consequently we recognize the expense fully in the period in which the award is granted.
We estimate the fair value of purchase rights under our employee stock purchase plans (ESPPs) using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, expected dividends, and interest rates. The input factors used in the Black-Scholes option-pricing model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact the results of operations in the period such changes are made. In addition, if we were to modify any awards, additional charges could occur.
In reaching our determination of expected volatility for purchase rights under our ESPPs, we use the historical volatility of our shares of common stock.
We did not issue any options in fiscal 2015 and 2014. Our current equity strategy is to grant restricted stock rather than options in order to ensure that we deliver value to our employees when there is volatility in the market.
RECENT BUSINESS COMBINATIONS

Acquisitions during the twelve months ended January 31, 2015

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Berkeley Design Automation, Inc.	$51,303	$2,335	$24,770	$24,198
Other	49,315	876	15,160	33,279
Total	$100,618	$3,211	$39,930	$57,477

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog/mixed-signal, and radio frequency circuit verification. The acquisition of BDA aligns with our goal to deliver technologies with superior performance and automation for the growing challenges of analog/mixed-signal verification. The total cash consideration consisted of $46,832 paid during the twelve months ended January 31, 2015 and a deferred payment valued at $4,471. The identified intangible assets acquired consisted of purchased technology with a fair value of $11,200 and other intangibles with a fair value of $13,570.

Other acquisitions for the twelve months ended January 31, 2015 consisted of four privately-held companies which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

For further information on fiscal 2015 business combinations, see Note 4. "Business Combinations" in Part II, Item 8. "Financial Statements and Supplementary Data."
RESULTS OF OPERATIONS
Revenues and Gross Profit

Year ended January 31,	2015	Change	2014	Change	2013
System and software revenues	$799.1	8%	$737.8	8%	$681.9
System and software gross profit	$722.2	8%	$668.9	10%	$609.8
Gross profit percent	90%		91%		89%
Service and support revenues	$445.0	6%	$418.6	3%	$406.8
Service and support gross profit	$317.6	6%	$300.4	4%	$289.2
Gross profit percent	71%		72%		71%
Total revenues	$1,244.1	8%	$1,156.4	6%	$1,088.7
Total gross profit	$1,039.8	7%	$969.3	8%	$899.0
Gross profit percent	84%		84%		83%
System and Software

Year ended January 31,	2015	Change	2014	Change	2013
Upfront license revenues	$704.8	10%	$641.6	10%	$584.3
Ratable license revenues	94.3	(2)%	96.2	(1)%	97.6
Total system and software revenues	$799.1	8%	$737.8	8%	$681.9

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
Ten customers accounted for approximately 40% of system and software revenues for fiscal years 2015, 2014 and 2013. No single customer accounted for 10% of total revenues for fiscal years 2015, 2014, and 2013.
System and software revenues increased $61.3 in fiscal 2015 compared to fiscal 2014. The effect of acquisitions completed in fiscal years 2015 and 2014 on fiscal 2015 system and software revenues was $13.4. The remaining increase was primarily a result of increased software license revenues driven by timing of contract renewals and additional business with existing customers.
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
Service and support revenues increased $26.4 in fiscal 2015 compared to fiscal 2014. The effect of acquisitions completed in fiscal years 2015 and 2014 on fiscal 2015 service and support revenues was $11.6. The remaining increase was primarily driven by increased support revenues resulting from an increase in our installed base.
The increase in service and support revenues for fiscal 2014 compared to fiscal 2013 was driven primarily by increased support revenues of $7.7 resulting from an increase in our installed base.
Geographic Revenues Information
Revenue by Geography

Year ended January 31,	2015	Change	2014	Change	2013
North America	$559.0	9%	$513.2	7%	$481.1
Europe	255.9	6%	241.4	(8%)	261.4
Japan	87.7	(23%)	113.8	(11%)	127.8
Pacific Rim	341.5	19%	288.0	32%	218.4
Total revenue	$1,244.1	8%	$1,156.4	6%	$1,088.7
The decrease in revenues in Japan for fiscal 2015 compared to fiscal 2014 is due to the timing of contract renewals. The increase in revenues in Pacific Rim for fiscal 2015 compared to fiscal 2014 is due to the timing of contract renewals and additional business with existing customers. The decrease in revenues in Japan for fiscal 2014 compared to fiscal 2013 is due to foreign exchange offset in part by the favorable impact of the timing of contract renewals. The increase in revenues in the Pacific Rim for fiscal 2014 compared to fiscal 2013 is primarily due to the timing of contract renewals.
We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal year 2015, approximately one-fourth of European and approximately three-fourths of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal year 2014, approximately one-third of European and approximately 90% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal year 2013, approximately one-fourth of European and three-fourths of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of $5.7 for fiscal 2015 compared to fiscal 2014 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen. Foreign currency had an unfavorable impact of $21.8 for fiscal 2014 compared to fiscal 2013 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.
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
Revenue by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

Year ended January 31,	2015	2014	2013
Revenues:
IC Design to Silicon	40%	40%	35%
Scalable Verification	25%	25%	25%
Integrated System Design	20%	20%	25%
New and Emerging Products	5%	5%	5%
Services and Other	10%	10%	10%
Total revenues	100%	100%	100%
Operating Expenses

Year ended January 31,	2015	Change	2014	Change	2013
Research and development	$381.1	9%	$348.8	11%	$314.0
Marketing and selling	365.7	7%	342.8	1%	338.7
General and administration	79.2	5%	75.5	7%	70.7
Equity in earnings of Frontline	(5.7)	39%	(4.1)	128%	(1.8)
Amortization of intangible assets	8.2	32%	6.2	5%	5.9
Special charges	23.5	39%	16.9	71%	9.9
Total operating expenses	$852.0	8%	$786.1	7%	$737.4
Selected Operating Expenses as a Percentage of Total Revenues

Year ended January 31,	2015	2014	2013
Research and development	31%	30%	29%
Marketing and selling	29%	30%	31%
General and administration	6%	7%	6%
Total selected operating expenses	66%	67%	66%
Research and Development
Research and development expenses increased by $32.3 for fiscal 2015 compared to fiscal 2014 primarily due to the impact of acquired businesses and higher compensation resulting from an increase in the number of employees. Research and development expenses increased by $34.8 for fiscal 2014 compared to fiscal 2013 primarily due to an increase in the number of employees, resulting in higher compensation. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2015 vs 2014	2014 vs 2013
Salaries, variable compensation, and benefits expenses	$15.0	$17.6
Expenses associated with acquired businesses	16.4	2.7
Stock compensation	2.8	2.0
Supplies and equipment	(1.5)	3.4
Other expenses	(0.4)	9.1
Total change in research and development expenses	$32.3	$34.8
Marketing and Selling
Marketing and selling expenses increased by $22.9 for fiscal 2015 compared to fiscal 2014 primarily due to higher compensation and the impact of acquired businesses. Marketing and selling expenses increased by $4.1 for fiscal 2014 compared to fiscal 2013. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2015 vs 2014	2014 vs 2013
Salaries, variable compensation, and benefits expenses	$10.2	$1.2
Expenses associated with acquired businesses	6.1	0.2
Other expenses	6.6	2.7
Total change in marketing and selling expenses	$22.9	$4.1
General and Administration
General and administration expenses increased by $3.7 for fiscal 2015 compared to fiscal 2014 and increased by $4.8 for fiscal 2014 compared to fiscal 2013. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2015 vs 2014	2014 vs 2013
Salaries, variable compensation, and benefits expenses	$0.2	$2.0
Stock compensation	2.0	2.1
Other expenses	1.5	0.7
Total change in general and administration expenses	$3.7	$4.8
We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal 2015 compared to fiscal 2014, we experienced favorable currency movements of $6.5 in total operating expenses, primarily due to movements in the Japanese yen, Russian ruble, euro and Indian rupee. For fiscal 2014 compared to fiscal 2013, we experienced favorable currency movements of $6.4 in total operating expenses, primarily due to movements in the Japanese yen. The impact of these currency effects is reflected in the movements in operating expenses detailed above.
Equity in Earnings of Frontline
We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline). Frontline is owned equally by Orbotech, Ltd. and us.
Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag. The following presents the summarized financial information of our 50% interest in Frontline for the twelve months ended December 31, 2014, 2013, and 2012:

Year ended December 31,	2014	2013	2012
Mentor's share of net income-as reported	$5.8	$5.5	$6.8
Amortization of purchased technology and other identified intangible assets	(0.1)	(1.4)	(5.0)
Equity in earnings of Frontline	$5.7	$4.1	$1.8

Purchased technology and other identified intangible assets associated with the Frontline investment were fully amortized during the first quarter of fiscal 2015.
Special Charges

Year ended January 31,	2015	Change	2014	Change	2013
Litigation costs	$18.4	59%	$11.6	222%	$3.6
Employee severance and related costs	3.5	(20%)	4.4	10%	4.0
Other costs	1.6	78%	0.9	(61%)	2.3
Total special charges	$23.5	39%	$16.9	71%	$9.9
Special charges includes expenses incurred related to certain litigation costs, employee severance, acquisitions, excess facility costs, and assets related charges.
Litigation costs consist of professional service fees incurred related to patent litigation involving us, Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), and Synopsys, Inc. regarding emulation technology. We expect a significant decrease in litigation costs for fiscal 2016 due to a reduction in litigation activities.
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
Provision for Income Taxes

Year ended January 31,	2015	Change	2014	Change	2013
Income tax expense	$22.6	138%	$9.5	252%	$2.7
Effective tax rate	13%		6%		2%
In fiscal 2015, our income before taxes of $167.8 consisted of $170.7 of pre-tax income in foreign jurisdictions and a pre-tax loss of $3.0 in the U.S., reflecting substantial earnings by certain foreign operations, including our Irish subsidiaries, and a higher proportion of our operating expenses and financing costs occurring in the U.S.
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets.
Our effective tax rate was 13% for fiscal 2015. Our tax expense differs from tax expense computed at the U.S. federal statutory rate primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Recognition of net operating loss carryforwards, foreign tax credit carryforwards and research and experimentation credit carryforwards for which no benefit was previously recognized; and

•	The application of tax incentives for research and development.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to permit future repatriation to the U.S.;

•	Increase in reserves for uncertain tax positions; and

•	Withholding taxes.

Deferred U.S. tax expense increased in fiscal 2015, as compared to fiscal 2014, due to an accrual for U.S. taxes that would be incurred if we distributed foreign earnings that are treated as not permanently reinvested. Our current foreign tax expense increased in fiscal 2015, as compared to fiscal 2014, as a result of significant reductions in uncertain tax positions in fiscal 2014 that did not recur in fiscal 2015.

Additionally, the law that authorized the United States federal research tax credit expired on December 31, 2014. Unless a new law reinstates the federal research tax credit, we will not include the potential benefit of the federal research tax credit in our tax provision calculations for fiscal 2016.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryovers. We calculate the deferred tax assets and liabilities using the enacted laws and tax rates that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined that it is uncertain whether our U.S. entity will generate sufficient taxable income to apply against certain reversing timing differences and to utilize net operating loss carryforwards, and research and experimentation credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We continue to evaluate the realizability of our U.S. and foreign deferred tax assets on a quarterly basis.

From January 31, 2014 to January 31, 2015, net deferred tax assets decreased from $5.5 to a deferred tax liability of $4.7. Gross deferred tax assets decreased by $21.3 from January 31, 2014 to January 31, 2015, principally due to the utilization of net operating losses and foreign tax credits in the U.S. There was a $23.9 increase in deferred tax liabilities from January 31, 2014 to January 31, 2015 and a valuation allowance decrease of $35.0 from January 31, 2014 to January 31, 2015. The changes in both the deferred tax liabilities and the valuation allowance principally related to an increase in the amount, and tax thereon, of foreign subsidiary earnings treated as not permanently reinvested.

The liability for income taxes associated with net uncertain tax positions was $19.5 as of January 31, 2015 and $18.8 as of January 31, 2014. As of January 31, 2015, within the liability, $0.2 was classified as short-term liabilities in income tax payable in our consolidated balance sheet as we generally anticipate the settlement of these liabilities will require payment of cash within the next twelve months. The remaining $19.3 of income tax associated with uncertain tax positions was classified as a long-term income tax liability. We expect uncertain tax positions of $19.4, if recognized, would favorably affect our effective tax rate.
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
We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of January 31, 2015, we have cash totaling $188.2 held by our foreign subsidiaries. A significant portion of our offshore cash is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
Cash Flow Information

Year ended January 31,	2015	2014
Cash provided by operating activities	$138.2	$149.7
Cash used in investing activities	$(128.8)	$(56.4)
Cash used in financing activities	$(69.1)	$(21.0)
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

As of January 31,	2015	2014
Trade accounts receivable	$546.6	$454.5
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$337.6	$274.7
Term receivables, long-term	$301.9	$270.4
Average days sales outstanding in trade accounts receivable, including the short-term portion of term receivables	112	102
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	43	40
The increase in the average days sales outstanding including the short-term portion of term receivables as of January 31, 2015 was primarily due to an increase in accounts receivable as of January 31, 2015 compared to January 31, 2014 partially offset by an increase in revenue in the fourth quarter of fiscal 2015 compared to fiscal 2014.
Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $639.5 as of January 31, 2015 compared to $545.0 as of January 31, 2014.
We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $22.6 for fiscal 2015 compared to $22.9 for fiscal 2014. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for fiscal 2016.
Deferred Revenue

As of January 31,	2015	2014
Deferred revenue	$280.6	$248.6
The increase in deferred revenue is primarily due to increased billings of support revenues.
Investing Activities
Cash used in investing activities for fiscal 2015 primarily consisted of cash paid for capital expenditures and acquisitions of business and equity interests.

On March 20, 2014, we acquired for cash all of the outstanding common shares of BDA, a leader in nanometer analog/mixed-signal, and radio frequency circuit verification for total consideration of $51.3, including current period cash payments of $46.8 ($45.5, net of $1.3 of acquired cash). The acquisition of BDA aligns with our goal to deliver technologies with superior performance and automation for the growing challenges of analog/mixed-signal verification.

During fiscal 2015, we acquired four privately-held companies which were accounted for as business combinations for total consideration of $49.3, including current period cash payments of $42.6 ($39.1, net of $3.5 of acquired cash). We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.
Expenditures for property, plant, and equipment increased to $48.4 for fiscal 2015 compared to $30.8 for fiscal 2014. The expenditures for property, plant, and equipment for fiscal 2015 were primarily a result of spending on information technology and infrastructure improvements within our facilities, including expenditures of $11.0 related to the purchase of an office building in Fremont, California in November 2014.
Financing Activities
For fiscal 2015, cash used in financing activities consisted primarily of repurchases of our common stock and dividends paid, offset in part by proceeds from the issuance of common stock.

In April 2014, our previous three-year share repurchase program expired. On June 12, 2014, we announced a new share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period. During the year ended January 31, 2015, we repurchased 3.2 shares of common stock for $70.1, compared to 2.6 shares for $50.0 during the year ended January 31, 2014. As of January 31, 2015, $175.0 remained available for repurchase under the program approved in June 2014.

During the fiscal 2015, we paid four quarterly dividends of $0.050 per share of outstanding common stock for a total of $22.9. On February 26, 2015, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on March 31, 2015 to shareholders of record as of the close of business on March 10, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

The terms of our revolving credit facility limit the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $155.2 is available for common stock repurchases or dividend payments under this limit as of January 31, 2015.
Other factors affecting liquidity and capital resources
4.00% Debentures due 2031
In April 2011, we issued $253.0 of the 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.
As of January 31, 2015, each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.5896 shares of our common stock (equivalent to a conversion price of $20.17 per share) for a total of 12.5 shares. The initial conversion rate for the 4.00% Debentures was 48.6902 shares of our common stock for each one thousand dollars in principal amount (equivalent to a conversion price of $20.54 per share). The conversion rate was adjusted because we declared and paid cash dividends during fiscal years 2015 and 2014. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.20 per share as of January 31, 2015, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
If any one of the events described above occurs, the 4.00% Debentures would become convertible and the net balance of the 4.00% Debentures would be classified as a current liability in our consolidated balance sheet. The classification of the 4.00% Debentures as current or long-term in the consolidated balance sheet is evaluated at each balance sheet date and could change from time to time depending on whether any of the above conditions are met.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
As of January 31, 2015, the if-converted value of the 4.00% Debentures exceeded the principal amount by $35.7.
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
For further information on the 4.00% Debentures, see Note 7. "Notes Payable" in Part II, Item 8. "Financial Statements and Supplementary Data."
Revolving Credit Facility
We have a revolving credit facility with a maximum borrowing capacity of $125.0, which expires on January 9, 2020. We have the option to pay interest on this revolving credit facility based on:

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
We had no borrowings against the revolving credit facility during fiscal 2015 and fiscal 2014. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.
This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.
We were in compliance with all financial covenants as of January 31, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.
For further information on the revolving credit facility, see Note 6. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”
OFF-BALANCE SHEET ARRANGEMENTS
We do not have off-balance sheet arrangements, financings, or other similar relationships with unconsolidated entities or other persons, also known as special purpose entities. In the ordinary course of business, we lease certain real properties, primarily field sales offices, research and development facilities, and equipment.
CONTRACTUAL OBLIGATIONS
We are contractually obligated to make the following payments as of January 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$253.0	$—	$—	$—	$253.0
Interest on debt	163.5	10.1	20.2	20.2	113.0
Other liabilities (1)	23.6	11.2	4.4	0.8	7.2
Other borrowings	7.2	7.2	—	—	—
Operating leases	$63.7	$23.5	$25.0	$9.1	$6.1
Total contractual obligations	$511.0	$52.0	$49.6	$30.1	$379.3

(1)
Our balance sheet as of January 31, 2015 includes additional long-term taxes payable of $23.7 related to uncertain income and other tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of any cash settlement with the respective tax authorities and the total amount of taxes payable. The timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated. As a result, this amount is not included in the above table.
OUTLOOK FOR FISCAL 2016
We expect revenues for the first quarter of fiscal 2016 to be approximately $260 million, with earnings per share for the same period of approximately $0.08. For the full year fiscal 2016, we expect revenues to be approximately $1.282 billion, with earnings per share of approximately $1.45.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Unless otherwise indicated, all numerical references are in millions, except interest rates and contract rates.
INTEREST RATE RISK
We are exposed to interest rate risk primarily through our short-term borrowings and notes payable. We do not use derivative financial instruments for speculative or trading purposes.
We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of January 31, 2015 and January 31, 2014. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.
We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Under this revolving credit facility, we have the option to pay interest based on:

(i)
London Interbank Offered Rate (LIBOR) with varying maturities commensurate with the borrowing period we select, plus a spread of between 2.00% and 2.50% based on a pricing grid tied to a financial covenant; or

(ii)	A base rate plus a spread of between 1.00% and 1.50%, based on a pricing grid tied to a financial covenant.

As a result of the interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. This revolving credit facility contains certain financial and other covenants, including restrictions on the payment of dividends. As of January 31, 2015 and 2014, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”

We had other short-term borrowings of $1.3 outstanding as of January 31, 2015 and $1.0 as of January 31, 2014 with variable rates based on market indexes. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow.
FOREIGN CURRENCY RISK
We transact business in various foreign currencies and have established a program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term foreign currency exchange contracts, with a duration period of a year or less. We enter into contracts with counterparties who are major financial institutions and, as such we do not expect material losses as a result of defaults by our counterparties. We do not hold or issue derivative financial instruments for speculative or trading purposes.
We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows. Our practice is to hedge a majority of our existing material foreign currency transaction exposures, which generally represent the excess of expected euro denominated expenses over expected euro denominated revenues, and the excess of Japanese yen denominated revenues over expected Japanese yen denominated expenses. We also enter into foreign currency forward contracts to protect against currency exchange risk associated with existing assets and liabilities.
The following table provides volume information about our foreign currency forward program. The information provided is in U.S. dollar equivalent amounts. The table presents the gross notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of January 31,	2015		2014
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$36.5	0.87	$29.6	0.74
Japanese yen	21.6	117.77	54.7	103.91
British pound	14.7	0.66	22.1	0.61
Indian rupee	14.4	62.10	12.0	62.03
Israeli shekel	13.0	3.95	3.5	3.49
Taiwan dollar	11.4	31.53	3.7	30.09
Chinese yuan	10.0	6.14	7.9	6.10
Swedish krona	1.4	8.14	12.7	6.47
Other (1)	22.3	—	23.2	—
Total forward contracts	$145.3		$169.4

(1)	Other includes currencies which are the Korean won, Swiss franc, Armenian dram, Danish kroner, Norwegian kroner, Russian rubles, Polish zloty, Hungarian forints, Chilean peso and Singapore dollar.

Item 8.	Financial Statements and Supplementary Data.
Mentor Graphics Corporation
Consolidated Statements of Income

Year ended January 31,	2015	2014	2013
In thousands, except per share data
Revenues:
System and software	$799,151	$737,790	$681,881
Service and support	444,982	418,583	406,846
Total revenues	1,244,133	1,156,373	1,088,727
Cost of revenues:
System and software	69,811	65,288	64,280
Service and support	127,403	118,221	117,609
Amortization of purchased technology	7,099	3,598	7,801
Total cost of revenues	204,313	187,107	189,690
Gross profit	1,039,820	969,266	899,037
Operating expenses:
Research and development	381,125	348,817	313,962
Marketing and selling	365,688	342,799	338,653
General and administration	79,193	75,543	70,692
Equity in earnings of Frontline	(5,653)	(4,092)	(1,764)
Amortization of intangible assets	8,166	6,230	5,915
Special charges	23,490	16,929	9,946
Total operating expenses	852,009	786,226	737,404
Operating income	187,811	183,040	161,633
Other expense, net	(777)	(520)	(1,432)
Interest expense	(19,276)	(19,452)	(18,866)
Income before income tax	167,758	163,068	141,335
Income tax expense	22,581	9,510	2,701
Net income	145,177	153,558	138,634
Less: Loss attributable to noncontrolling interest	(1,962)	(1,700)	(102)
Net income attributable to Mentor Graphics shareholders	$147,139	$155,258	$138,736
Net income per share:
Basic	$1.28	$1.33	$1.20
Diluted	$1.26	$1.29	$1.17
Weighted average number of shares outstanding:
Basic	114,635	113,671	110,998
Diluted	117,078	116,702	114,017
Cash dividends declared per common share	$0.20	$0.18	$—
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Comprehensive Income

Year ended January 31,	2015	2014	2013
In thousands
Net income	$145,177	$153,558	$138,634
Other comprehensive loss, net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	(283)	1,653	829
Less: reclassification adjustment for net gain (loss) included in net income	(283)	1,599	636
Net change	—	54	193
Change in accumulated translation adjustment	(30,360)	(6,790)	(3,110)
Change in pension liability, net of tax expense (benefit) of $(161), $72, $(284)	(285)	135	(420)
Other comprehensive loss	(30,645)	(6,601)	(3,337)
Comprehensive income	114,532	146,957	135,297
Less amounts attributable to the noncontrolling interest:
Net loss	(1,962)	(1,700)	(102)
Change in accumulated translation adjustment	45	(5)	(56)
Comprehensive loss attributable to the noncontrolling interest	(1,917)	(1,705)	(158)
Comprehensive income attributable to Mentor Graphics shareholders	$116,449	$148,662	$135,455

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets

As of January 31,	2015	2014
In thousands
Assets
Current assets:
Cash and cash equivalents	$230,281	$293,322
Short-term investments	—	3,990
Trade accounts receivable, net of allowance for doubtful accounts of $4,217 as of January 31, 2015 and $5,469 as of January 31, 2014	546,622	454,483
Other receivables	20,984	15,506
Inventory	22,512	25,121
Prepaid expenses and other	22,357	24,031
Deferred income taxes	23,490	13,656
Total current assets	866,246	830,109
Property, plant, and equipment, net	170,737	160,165
Term receivables	301,862	270,365
Goodwill	599,929	549,044
Intangible assets, net	45,577	22,799
Other assets	64,671	71,627
Total assets	$2,049,022	$1,904,109
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,228	$9,590
Accounts payable	12,687	21,548
Income taxes payable	5,994	3,365
Accrued payroll and related liabilities	108,553	102,848
Accrued and other liabilities	47,728	42,457
Deferred revenue	259,340	231,179
Total current liabilities	441,530	410,987
Notes payable	230,400	224,261
Deferred revenue	21,251	17,398
Income tax liability	19,279	18,431
Other long-term liabilities	50,336	32,259
Total liabilities	762,796	703,336
Commitments and contingencies (Note 9)
Noncontrolling interest with redemption feature	13,372	15,479
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of January 31, 2015 and January 31, 2014; 115,790 shares issued and outstanding as of January 31, 2015 and 115,722 shares issued and outstanding as of January 31, 2014	832,612	838,939
Retained earnings	451,901	327,552
Accumulated other comprehensive (loss) income	(11,887)	18,803
Noncontrolling interest	228	—
Total stockholders’ equity	1,272,854	1,185,294
Total liabilities and stockholders’ equity	$2,049,022	$1,904,109
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows

Year ended January 31,	2015	2014	2013
In thousands
Operating Cash Flows:
Net income	$145,177	$153,558	$138,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	34,336	34,563	33,305
Amortization of intangible assets, debt costs and other	23,710	17,891	20,246
Stock-based compensation	35,807	29,350	23,697
Deferred income taxes	9,265	8,550	(1,634)
Changes in other long-term liabilities	876	(3,708)	(6,143)
Dividends received from unconsolidated entities, net of equity in income	507	1,290	4,358
Other	85	(11)	74
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	(90,404)	(43,811)	(58,389)
Prepaid expenses and other	(16,348)	(17,774)	(21,861)
Term receivables, long-term	(34,808)	(21,285)	(30,980)
Accounts payable and accrued liabilities	2,481	4,473	(2,720)
Income taxes receivable and payable	1,442	(10,487)	(5,084)
Deferred revenue	26,082	(2,896)	45,784
Net cash provided by operating activities	138,208	149,703	139,287
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	4,124	3,112	—
Purchases of short-term investments	—	(7,820)	—
Purchases of property, plant, and equipment	(48,366)	(30,761)	(45,130)
Acquisitions of businesses and other intangible assets, net of cash acquired	(84,596)	(20,906)	(15,652)
Net cash used in investing activities	(128,838)	(56,375)	(60,782)
Financing Cash Flows:
Proceeds from issuance of common stock	29,990	53,013	46,756
Repurchase of common stock	(70,053)	(49,995)	(33,914)
Tax benefit from share options exercised	280	386	266
Dividends paid	(22,911)	(20,398)	—
Net (decrease) increase in short-term borrowing	(2,660)	3,748	(8,149)
Repayments of other borrowings	(3,659)	(7,762)	(3,016)
Net repurchase of subsidiary shares from non-controlling interest	(41)	—	—
Net cash (used in) provided by financing activities	(69,054)	(21,008)	1,943
Effect of exchange rate changes on cash and cash equivalents	(3,357)	(2,781)	(3,164)
Net change in cash and cash equivalents	(63,041)	69,539	77,284
Cash and cash equivalents at the beginning of the period	293,322	223,783	146,499
Cash and cash equivalents at the end of the period	$230,281	$293,322	$223,783
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity	Noncontrolling Interest with Redemption Feature
	Shares	Amount
In thousands
Balance as of January 31, 2012	109,346	$775,362	$62,032	$28,680	$—	$866,074	$9,266
Net income			138,736			138,736	(102)
Other comprehensive loss				(3,281)		(3,281)	(56)
Adjustment of noncontrolling interest to redemption value			(3,590)			(3,590)	3,590
Stock issued under stock awards and stock purchase plans	5,875	46,756				46,756
Stock repurchased	(2,245)	(33,914)				(33,914)
Stock compensation expense		23,697				23,697
Stock withheld for taxes	(74)	(1,265)				(1,265)
Tax benefit associated with the exercise of stock options		266				266
Balance as of January 31, 2013	112,902	$810,902	$197,178	$25,399	$—	$1,033,479	$12,698
Net income			155,258			155,258	(1,700)
Other comprehensive loss				(6,596)		(6,596)	(5)
Adjustment of noncontrolling interest to redemption value			(4,486)			(4,486)	4,486
Dividends			(20,398)			(20,398)
Stock issued under stock awards and stock purchase plans	5,618	53,013				53,013
Stock repurchased	(2,593)	(49,995)				(49,995)
Stock compensation expense		29,350				29,350
Stock withheld for taxes	(205)	(4,717)				(4,717)
Tax benefit associated with the exercise of stock options		386				386
Balance as of January 31, 2014	115,722	$838,939	$327,552	$18,803	$—	$1,185,294	$15,479
Net income			147,139		29	147,168	(1,991)
Other comprehensive loss				(30,690)	(1)	(30,691)	46
Recognition of noncontrolling interest					200	200
Adjustment of noncontrolling interest to redemption value			121			121	(121)
Dividends			(22,911)			(22,911)
Stock issued under stock awards and stock purchase plans	3,349	29,990				29,990	331
Stock repurchased	(3,174)	(70,053)				(70,053)	(372)
Stock compensation expense		35,807				35,807
Stock withheld for taxes	(107)	(2,351)				(2,351)
Tax benefit associated with the exercise of stock options		280				280
Balance as of January 31, 2015	115,790	$832,612	$451,901	$(11,887)	$228	$1,272,854	$13,372
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
Long-term investments, included in other assets on the accompanying consolidated balance sheets, include investments with maturities in excess of one year from the balance sheet date and equity securities. We determine the appropriate classification of our investments at the time of purchase. For investments in equity securities, we use the equity method of accounting when our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. Under the equity method, we currently record our share of earnings or losses as a component of other income (expense), net, equal to our proportionate share of the earnings or losses of the investee. Investments in equity securities of private companies without a readily determinable fair value, where we do not exercise significant influence over the investee, are recorded using the cost method of accounting, carrying the investment at historical cost. We periodically evaluate the fair value of all investments to determine if an other-than-temporary decline in value has occurred.

Investment in Frontline
We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline), a provider of engineering software solutions for the printed circuit board industry. We use the equity method of accounting for Frontline, which results in reporting our investment as one line within other assets in the consolidated balance sheet and our share of earnings as one line in the consolidated statement of income. Frontline reports on a calendar year basis. As such, we record our interest in the earnings of Frontline on a one-month lag.
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
Property, Plant, and Equipment, Net
We state property, plant, and equipment at cost and capitalize expenditures for additions to property, plant, and equipment. We expense maintenance and repairs which do not improve or extend the life of the respective asset as incurred. We compute depreciation on a straight-line basis as follows:

	Estimated Useful Lives (in years)
Buildings		40
Land improvements		20
Computer equipment and furniture	3	-	5
Leasehold improvements(1)	3	-	10
(1)    Amortized over the shorter of the lease term or estimated life.

A summary of property, plant, and equipment, net is as follows:

As of January 31,	2015	2014
Computer equipment and furniture	$334,817	$319,698
Buildings and building equipment	110,854	101,073
Land and improvements	21,650	21,321
Leasehold improvements	38,035	38,900
Property, plant, and equipment, gross	505,356	480,992
Less: accumulated depreciation and amortization	(334,619)	(320,827)
Property, plant, and equipment, net	$170,737	$160,165
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible assets and other intangible assets acquired in our business combinations. Goodwill is not amortized, but is tested for impairment annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We operate as a single reporting unit for purposes of goodwill evaluation. We completed our annual goodwill impairment test as of January 31, 2015, 2014, and 2013. For purposes of assessing the impairment of goodwill, we estimated the fair value of our reporting unit using its market capitalization as the best evidence of fair value and compared that fair value to the carrying value of our reporting unit. Our reporting unit passed this step of the goodwill analysis. There were no indicators of impairment to goodwill during fiscal 2015, 2014, and 2013 and accordingly, no impairment charges were recognized during these fiscal periods.
Intangible assets, net primarily includes purchased technology, in-process research and development, backlog, tradenames, and customer relationships acquired in our business combinations. We review long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We assess the recoverability of our long-lived assets by determining whether the carrying values of the asset groups are greater than the forecasted undiscounted net cash flows of the related asset group. If we determine the assets are impaired, we write down the assets to their estimated fair value. We determine fair value based on forecasted discounted net cash flows or appraised values, depending upon the nature of the assets. In the event we determine our long-lived assets are impaired, we would make an adjustment resulting in a charge for the write-down in the period that the determination was made.

There were no indicators of impairment to long-lived assets during fiscal 2015, 2014, and 2013 and accordingly, no impairment charges were recognized during these fiscal periods.
We amortize purchased technology over three to five years to system and software cost of revenues and other intangible asset costs generally over two to five years to operating expenses. We amortize capitalized in-process research and development (resulting from acquisitions) upon completion of projects to cost of revenues over the estimated useful life of the technology. Alternatively, if we abandon a project, in-process research and development costs are expensed to operating expense when that determination is made.
Total purchased technology and other intangible asset amortization expense were as follows:

Year ended January 31,	2015	2014	2013
Purchased technology and other intangible asset amortization expense	$15,265	$9,828	$13,716
As of January 31, 2015, the carrying value of goodwill and intangible assets was as follows:

As of January 31,	2015	2014
Goodwill	$599,929	$549,044
Purchased technology and in-process research and development, net(1)	$23,981	$11,210
Other intangible assets, net(2)	$21,596	$11,589

(1)Includes accumulated amortization of $131,143 as of January 31, 2015 and $124,536 as of January 31, 2014.
(2)Includes accumulated amortization of $78,788 as of January 31, 2015 and $71,216 as of January 31, 2014.
The following table summarizes goodwill activity:

Balance as of January 31, 2013	$535,932
Acquisitions	12,545
Earnouts	288
Foreign exchange	279
Balance as of January 31, 2014	$549,044
Acquisitions	57,476
Earnouts	13
Foreign exchange	(6,604)
Balance as of January 31, 2015	$599,929
We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2016	$14,418
2017	11,270
2018	9,584
2019	7,970
2020	2,063
Thereafter	272
Aggregate amortization expense	$45,577

Noncontrolling Interest with Redemption Feature
As of January 31, 2015, our balance sheet includes a noncontrolling interest resulting from a business combination in which we acquired majority ownership in a privately-held company. In conjunction with this business combination, we also entered into an agreement which provides us a call option to acquire the noncontrolling interest, and the noncontrolling interest holders a put option to sell their interests to us for prices based on formulas defined in the agreement. The noncontrolling interest adjusted for this redemption feature based on the put option price formula, is presented on the consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the redemption of the noncontrolling interest is outside of our control, we have presented this interest outside of stockholders’ equity.
The noncontrolling interest with redemption feature is recognized at the greater of:
i. The calculated redemption feature put value as of the balance sheet date; or
ii. The initial noncontrolling interest value adjusted for the noncontrolling interest holders' share of:
a. cumulative impact of net income (loss); and
b. other changes in accumulated other comprehensive income.
Increases (or decreases to the extent they offset previous increases) in the calculated redemption feature put value are recorded directly to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption feature put value also result in an adjustment to net income attributable to shareholders in the calculation of basic and diluted net income per share.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred income taxes for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. We calculate deferred tax assets and liabilities using enacted laws and tax rates that will be in effect when we expect the differences to reverse and be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. Deferred tax assets are not recorded, however, in the following circumstances:

•
A deferred tax asset is not recorded for net operating loss carryforwards created by excess tax benefits from the exercise of stock options. To the extent we achieve a reduction in the amount of tax that would be payable due to the utilization of such net operating loss carryforwards or otherwise, we may increase stockholders’ equity. The historical and current deferred tax assets related to excess tax benefits from stock option exercises are excluded in the presentation of our financial results.

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
Business Combinations
For each business we acquire, the excess of the fair value of the consideration transferred over the fair value of the net tangible assets acquired and net tangible liabilities assumed is allocated to various identifiable intangible assets and goodwill. Identifiable intangible assets typically consist of purchased technology and customer-related intangibles, which amortize to expense over their useful lives. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets, does not amortize. See additional discussion in Note 4. "Business Combinations."
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
We include finance fee revenues from the accretion of the discount on long-term installment receivables in system and software revenues. Finance fee revenues were approximately 2.0% of total revenues for fiscal 2015, fiscal 2014, and fiscal 2013.
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
2.Delivery has occurred – We generally deliver software and the corresponding access keys to customers electronically. Electronic delivery occurs when we provide the customer access to the software. We may also deliver the software on a digital versatile disc (DVD). With respect to emulation hardware systems, we transfer title to the customer upon shipment. Our software license and emulation hardware system agreements generally do not contain conditions for acceptance.
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
Software Development Costs
We capitalize software development costs beginning when a product’s technological feasibility has been established by either completion of a detail program design or completion of a working model of the product and ending when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of our products has historically been of short duration. As a result, those capitalizable software development costs are insignificant and have been charged to research and development expense in all periods in the accompanying consolidated statements of income.
We did not capitalize any acquired developed technology during fiscal 2015 and 2013. We capitalized $3,698 of acquired developed technology during fiscal 2014.
Advertising Costs
We expense all advertising costs as incurred. Advertising expense is included in marketing and selling expense in the accompanying consolidated statement of income as follows:

Year ended January 31,	2015	2014	2013
Advertising expense	$2,985	$2,654	$2,326
Special Charges
We record within special charges in the consolidated statements of income, expenses incurred related to certain litigation costs that are unusual in nature due to the significance in variability of timing and amount.
We also record restructuring charges within special charges in connection with our plans to better align our cost structure with projected operations in the future. We record restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional expense is recognized. If the actual cost is less than the estimated cost, a benefit is recognized. See additional discussion in Note 15. "Special Charges."
Net Income Per Share

We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of restricted stock units, common shares issuable upon exercise of employee stock options, purchase rights from employee stock purchase plans (ESPPs), and common shares issuable upon conversion of the convertible subordinated debentures using the treasury stock method, if dilutive. Net income used to compute basic and diluted net income per share is increased or reduced for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value. See additional discussion in Note 13. “Net Income Per Share.”
Accounting for Stock-Based Compensation
We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense on a straight-line basis over the employee’s requisite service period. For options and stock awards that vest fully on any termination of service, there is no requisite service period and consequently we recognize the expense fully in the period in which the award is granted. We present the excess tax benefit from the exercise of stock options as a financing activity in the statement of cash flows when the benefit is utilized.
We have elected to compute the timing of excess tax benefits from the exercise of stock options on the “with-and-without” approach. Under this approach, we do not record an excess tax benefit until such time as a cash tax benefit is recognized. Further, we include the impact of these excess tax benefits in the calculation of indirect tax attributes, such as the research and development credit and the domestic manufacturing deduction. We compute the pool of excess tax benefits available to offset any future shortfalls in the tax benefits actually realized on exercises of stock options as a single pool for employees and non-employees.
See a further description of how we estimate the fair value of stock options and purchase rights under our ESPPs in Note 11. “Employee Stock and Savings Plans.”
Transfer of Financial Assets
We finance certain software license agreements with customers through the sale, assignment, and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. We retain no interest in the transferred receivable. We record the transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables. The gain or loss on the sale of receivables is included in general and administration in operating expenses in our consolidated statement of income. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables, and the net proceeds received from the financing institution and (ii) the unaccreted interest on the receivables sold. We impute interest on the receivables based on prevailing market rates and record this as a discount against the receivable.
We sold the following receivables to financing institutions on a non-recourse basis and recognized the following gain on the sale of those receivables:

Year ended January 31,	2015	2014	2013
Trade receivables, short-term	$12,715	$11,705	$9,617
Term receivables, long-term	10,461	11,912	11,094
Total receivables sold	23,176	23,617	20,711
Net proceeds	22,572	22,943	20,198
Discount on sold receivables	(604)	(674)	(513)
Unaccreted interest on sold receivables	922	890	568
Gain on sale of receivables	$318	$216	$55

3. Fair Value Measurement
The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(4,563)	$—	$—	$(4,563)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Bank certificates of deposit	$3,990	$—	$3,990	$—
Contingent consideration	(4,571)	—	—	(4,571)
Total	$(581)	$—	$3,990	$(4,571)

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
In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of January 31, 2015, of the total recorded balance, $1,515 was included in accrued and other liabilities and $3,048 was included in other long-term liabilities on our consolidated balance sheet. As of January 31, 2014, of the total recorded balance, $1,565 was included in accrued and other liabilities and $3,006 was included in other long-term liabilities on our consolidated balance sheet.
We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of January 31, 2015 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$1,515	-	$5,655
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	0	-	4
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
The following table summarizes contingent consideration activity:

Balance as of January 31, 2013	$6,016
New contingent consideration	540
Payments	(1,266)
Changes in fair value	(898)
Interest accretion	179
Balance as of January 31, 2014	$4,571
New contingent consideration	1,450
Payments	(1,589)
Changes in fair value	(11)
Interest accretion	142
Balance as of January 31, 2015	$4,563

The following table summarizes the fair value and carrying value of notes payable:

As of January 31,	2015	2014
Fair value of notes payable	$310,173	$306,535
Carrying value of notes payable	$230,400	$224,261
We based the fair value of notes payable on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, none was classified as current on our consolidated balance sheet as of January 31, 2015 and January 31, 2014.
The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

4. Business Combinations

Acquisitions during the twelve months ended January 31, 2015

	Total Consideration	Net Tangible Assets Acquired	Identifiable Intangible Assets Acquired	Goodwill
Berkeley Design Automation, Inc.	$51,303	$2,335	$24,770	$24,198
Other	49,315	876	15,160	33,279
Total	$100,618	$3,211	$39,930	$57,477

On March 20, 2014, we acquired for cash all of the outstanding common shares of Berkeley Design Automation, Inc. (BDA), a leader in nanometer analog/mixed-signal and radio frequency circuit verification. The acquisition of BDA aligns with our goal to deliver technologies with superior performance and automation for the growing challenges of analog/mixed-signal verification. The total cash consideration consisted of $46,832 paid during the twelve months ended January 31, 2015 and a deferred payment valued at $4,471.

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

Other acquisitions for the twelve months ended January 31, 2015 consisted of four privately-held companies which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

The separate results of operations for the acquisitions during the twelve months ended January 31, 2015 were not material, individually or in the aggregate, compared to our overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

5. Term Receivables and Trade Accounts Receivable
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

Term receivable and trade accounts receivable balances were as follows:

As of January 31,	2015	2014
Trade accounts receivable	$208,996	$179,830
Term receivables, short-term	$337,626	$274,653
Term receivables, long-term	$301,862	$270,365
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
We perform a credit risk assessment of all customers using the Standard & Poor’s (S&P) credit rating as our primary credit-quality indicator. The S&P credit ratings are based on the most recent S&P score available at the time of assessment. For customers that do not have an S&P credit rating, we base our credit risk assessment on results provided in the customers' most recent financial statements at the time of assessment. We determine whether or not to extend credit to these customers based on the results of our internal credit assessment, thus, mitigating our risk of loss.
The credit risk assessment for our long-term receivables was as follows:

As of January 31,	2015	2014
S&P credit rating:
AAA+ through BBB-	$192,430	$180,113
BB+ and lower	31,939	29,654
	224,369	209,767
Internal credit assessment	77,493	60,598
Total long-term term receivables	$301,862	$270,365
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
We reduced our allowance for doubtful accounts during the year ended January 31, 2015 by $1,691, to reflect a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our results of operations.
The following shows the change in allowance for doubtful accounts for the years ended January 31, 2015, 2014, and 2013:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Year ended January 31, 2015	$5,469	$(988)	$(264)	$4,217
Year ended January 31, 2014	$5,331	$517	$(379)	$5,469
Year ended January 31, 2013	$4,432	$1,147	$(248)	$5,331

(1)	Specific account write-offs and foreign exchange.

6. Short-Term Borrowings
In January 2015, we amended our syndicated, senior, unsecured, revolving credit facility, extending the termination date to January 9, 2020.
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
We had no borrowings against the revolving credit facility during fiscal 2015 or fiscal 2014. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.
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

The revolving credit facility limits the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility to $50,000 plus 70% of our cumulative net income for periods after January 31, 2011.
We were in compliance with all financial covenants as of January 31, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

7. Notes Payable

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
As of January 31, 2015 each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.5896 shares of our common stock (equivalent to a conversion price of $20.17 per share) for a total of 12,546 shares. The initial conversion rate for the 4.00% Debentures was 48.6902 shares of our common stock for each one thousand dollars in principal amount (equivalent to a conversion price of $20.54 per share). The conversion rate was adjusted because we declared and paid cash dividends during fiscal years 2015 and 2014.

As of January 31, 2015, the 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.20 per share as of January 31, 2015, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

As of January 31, 2015, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $35,683.
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
The 4.00% Debentures contain a conversion feature allowing for settlement of the debt in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	January 31, 2015	January 31, 2014
Principal amount	$253,000	$253,000
Unamortized debt discount	(22,600)	(28,739)
Net carrying amount of the liability component	$230,400	$224,261
Equity component	$43,930	$43,930
The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.
We recognized the following amounts in interest expense in the consolidated statement of operations related to the 4.00% Debentures:

Year ended January 31,	2015	2014	2013
Interest expense at the contractual interest rate	$10,120	$10,120	$10,120
Amortization of debt discount	$6,139	$5,715	$5,322
The effective interest rate on the 4.00% Debentures was 7.25% for fiscal 2015, fiscal 2014, and fiscal 2013.

8. Income Taxes
Domestic and foreign pre-tax income was as follows:

Year ended January 31,	2015	2014	2013
Domestic	$(2,992)	$(754)	$9,670
Foreign	170,749	163,822	131,665
Total pre-tax income	$167,757	$163,068	$141,335
The provision for income taxes was as follows:

Year ended January 31,	2015	2014	2013
Current:
Federal	$(223)	$(366)	$(210)
State	444	355	(65)
Foreign	13,677	6,585	4,964
Total current	13,898	6,574	4,689
Deferred:
Federal and state	7,687	1,333	350
Foreign	996	1,603	(2,338)
Total deferred	8,683	2,936	(1,988)
Total provision for income taxes	$22,581	$9,510	$2,701

Actual income tax expense is different from that which would have been computed by applying the statutory federal income tax rate to our income before income tax. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows:

Year ended January 31,	2015	2014	2013
Federal tax, at statutory rate	$58,725	$57,074	$49,467
State tax, net of federal benefit	900	355	(65)
Impact of international operations including withholding taxes and other reserves	(27,042)	(46,632)	(50,275)
Repatriation of foreign subsidiary earnings	21,969	20,367	12,661
Foreign tax credits	(5,143)	(5,489)	(8,203)
Tax credits (excluding foreign tax credits)	(8,089)	(12,571)	(11,782)
Amortization of deferred charge	1,168	(2,311)	—
Change in valuation allowance	(26,443)	(5,929)	5,978
Stock-based compensation expense	2,929	2,593	1,895
Non-deductible meals and entertainment	1,238	1,087	1,021
Other, net	2,369	966	2,004
Provision for income taxes	$22,581	$9,510	$2,701

The tax effects of temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities, were as follows:

As of January 31,	2015	2014
Deferred tax assets:
Reserves and allowances	$11,188	$10,733
Accrued expenses not currently deductible	21,475	20,118
Stock-based compensation expense	6,988	7,839
Net operating loss carryforwards	34,618	40,245
Tax credit carryforwards	74,235	90,852
Purchased technology and other intangible assets	3,047	3,267
Deferred revenue	2,002	3,680
Other, net	6,762	4,844
Total gross deferred tax assets	160,315	181,578
Less valuation allowance	(91,956)	(126,989)
Deferred tax assets	68,359	54,589
Deferred tax liabilities:
Intangible assets	(12,976)	(5,699)
Undistributed foreign earnings	(50,163)	(32,132)
Convertible debt	(8,918)	(11,276)
Depreciation of property, plant, and equipment	(997)	(8)
Deferred tax liabilities	(73,054)	(49,115)
Net deferred tax (liabilities) assets	$(4,695)	$5,474
The above schedule includes short-term and long-term deferred tax assets and liabilities. Long-term deferred tax liabilities are presented in our balance sheet in other long-term liabilities.
As of January 31, 2015, we had the following foreign and U.S. Federal and state carryforwards for income tax return purposes:

Credit or carryforward	As of January 31, 2015	Expiration
Federal credits and carryforwards:
Research and experimentation credit carryforward	$79,817	Fiscal 2019 - 2035
Net operating loss carryforward	$112,807	Fiscal 2020 - 2035
Foreign tax credits	$17,167	Fiscal 2016 - 2025
Alternative minimum tax credits	$2,682	No expiration
Childcare credits	$1,601	Fiscal 2023 - 2035
State income tax credits and carryforwards:
Net operating loss carryforward	$214,660	Fiscal 2016 - 2035
Research and experimentation	$18,979	Fiscal 2016 - 2030
Miscellaneous	$932	Various
Foreign net operating loss carryforwards	$35,650	Generally indefinite
Tax attributes created by, and associated with, excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such attributes are utilized, we may increase stockholders’ equity. Our deferred tax assets related to net operating loss carryforwards created by excess tax benefits from stock options have been reduced by $43,206 as of January 31, 2015 and $38,893 as of January 31, 2014.
The decrease in the valuation allowance largely resulted from accrual of a U.S. deferred tax liability on fiscal 2015 foreign earnings that are not permanently reinvested and may be repatriated in the future.
We have determined the amounts of our valuation allowances based on our estimates of taxable income by jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. We determined it is not more-likely-than-not that our U.S. entities will generate sufficient taxable income to offset reversing deductible timing differences and to fully utilize carryforward tax attributes. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more-likely-than-not standard. Similarly, there is a valuation allowance on our state deferred tax assets due to the same uncertainties regarding future taxable U.S. income. We determine valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions.
We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside the U.S. As of January 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $482,781. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently re-invested earnings is not practicable. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for U.S. income taxes on those earnings in our tax provision.
On December 19, 2014, the U.S. President signed into law the Tax Increase Prevention Act of 2014 (the “2014 Act”). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extended the research credit for one year to December 31, 2014. The extension of the research credit was retroactive and includes amounts paid or incurred after December 31, 2013. The federal research credit has not been extended to new research activities incurred after December 31, 2014.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2012 and forward, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for three years following the year in which utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on and after fiscal 2011 in Ireland.
We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by the tax authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. It is reasonably possible that existing unrecognized tax benefits may decrease from $0 to $3,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of our reserves, which could settle or expire within the next twelve months, may result in deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were an expense of $884 for the year ended January 31, 2015, a benefit of $1,710 for the year ended January 31, 2014 and a benefit of $297 for the year ended January 31, 2013.
The below schedule shows the gross changes in unrecognized tax benefits associated with uncertain tax positions for the years ending January 31, 2015 and 2014:

Unrecognized tax benefits as of January 31, 2013	$38,782
Gross increases—tax positions in prior period	3,863
Gross decreases—tax positions in prior period	(10,313)
Gross increases—tax positions in current period	3,900
Settlements	(1,581)
Lapse of statute of limitations	(2,982)
Cumulative translation adjustment	(348)
Unrecognized tax benefits as of January 31, 2014	$31,321
Gross increases—tax positions in prior period	7,022
Gross decreases—tax positions in prior period	(279)
Gross increases—tax positions in current period	4,904
Settlements	(126)
Lapse of statute of limitations	(2,709)
Cumulative translation adjustment	(362)
Unrecognized tax benefits as of January 31, 2015	$39,771
The ending balances of unrecognized tax benefits represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained. The ending gross balances exclude accrued interest and penalties related to such positions of $8,366 as of January 31, 2015 and $7,687 as of January 31, 2014. We expect that $19,355 of our unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.
9. Commitments and Contingencies
Leases
We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development and marketing and selling activities.
Rent expense under operating leases was as follows:

Year ended January 31,	2015	2014	2013
Rent expense	$28,114	$27,240	$26,597

Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,	Lease Payments
2016	$23,485
2017	15,755
2018	9,239
2019	5,527
2020	3,603
Thereafter	6,085
Total	$63,694
Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of January 31, 2015, we were not aware of any material liabilities arising from these indemnifications.
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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys U.S. patents. In this case, Synopsys seeks compensatory damages relating to our emulation and field programmable gate arrays synthesis products. One of the Synopsys patents is now the subject of a review by the U.S. Patent Office, and was removed from the case pending the results of that review. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of the three remaining Synopsys patents.

In May 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringes on two additional Synopsys U.S. patents. These claims have been dismissed. We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of January 31, 2015, nothing has been included in our financial results for this award. Synopsys has announced that it intends to file an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014, with the court expected to deliver a verdict in 2015.

10. Stockholders' Equity

Dividends

On March 7, 2013, our Board of Directors announced the adoption of a dividend policy under which we commenced payment of quarterly cash dividends at an annual rate of $0.18 per share of common stock. On February 27, 2014, we announced an increase of the quarterly dividend to $0.05 per share. On February 26, 2015 we announced an increase of the quarterly dividend to $0.055 per share. The following table summarizes the dividends declared:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
3/7/2013	3/22/2013	4/10/2013	$0.045	$5,064
5/23/2013	6/10/2013	7/1/2013	$0.045	$5,079
8/22/2013	9/10/2013	9/30/2013	$0.045	$5,096
11/21/2013	12/10/2013	1/2/2014	$0.045	$5,159
2/27/2014	3/10/2014	3/31/2014	$0.050	$5,778
5/22/2014	6/10/2014	6/30/2014	$0.050	$5,693
8/21/2014	9/10/2014	9/30/2014	$0.050	$5,697
11/20/2014	12/10/2014	1/2/2015	$0.050	$5,743
2/26/2015	3/10/2015	3/31/2015	$0.055
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

11. Employee Stock and Savings Plans
Stock Options Plans and Stock Plans
Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. Stock options and time-based restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant. Performance-based restricted stock units vest after three years depending on attainment of goals for operating income margin. The source of shares issued under the Incentive Plan is new shares. We did not issue any options in fiscal 2015 and 2014. Our current equity strategy is to grant restricted stock rather than options to ensure that we deliver value to our employees when there is volatility in the market.
As of January 31, 2015, a total of 5,538 shares of common stock were available for future grant under the Incentive Plan.
The following table summarizes restricted stock activity (including the target number of shares awarded under performance-based restricted stock units):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2014	4,083	$17.07
Granted	1,823	$21.52
Vested	(1,548)	$14.79
Forfeited	(112)	$17.39
Nonvested as of January 31, 2015	4,246	$19.63	1.61	$97,699

The following table summarizes the fair value of restricted stock units vested:

Year ended January 31,	2015	2014	2013
Total fair value of restricted stock units vested	$22,874	$17,736	$11,698
Stock options outstanding, the weighted average exercise price, and transactions involving stock options are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2014	3,587	$9.87
Granted	—	$—
Exercised	(426)	$10.89
Forfeited	—	$—
Expired	(9)	$10.00
Balance as of January 31, 2015	3,152	$9.73	4.67	$41,849
Options exercisable as of January 31, 2015	2,844	$9.14	4.38	$39,454
Options vested as of January 31, 2015 and options expected to vest after January 31, 2015	3,152	$9.73	4.67	$41,849
The total intrinsic value of options exercised and cash received from options exercised was as follows:

Year ended January 31,	2015	2014	2013
Intrinsic value	$4,601	$26,769	$21,647
Cash received	$4,636	$38,830	$24,262
Employee Stock Purchase Plans
We have an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. As of January 31, 2015, 5,158 shares remain available for future purchase under the ESPPs.
The following table summarizes shares issued under the ESPPs and other associated information:

Year ended January 31,	2015	2014	2013
Shares issued under the ESPPs	1,389	1,554	1,884
Cash received for the purchase of shares under the ESPPs	$25,642	$23,895	$22,645
Weighted average purchase price per share	$18.47	$15.38	$12.02
Stock-Based Compensation Expense
The fair value of restricted stock units is the market value as of the grant date reduced by the value of expected dividends payable on our common stock prior to vesting.
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
In determining expected volatility for options granted in fiscal 2013, we included the elements listed below at the weighted percentages presented:

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
We based the expected term of our stock options on historical experience.
The risk-free interest rate for periods within the contractual life of the purchase rights under our ESPPs and stock options is based on the U.S. Treasury yield curve in effect at the time of the grant.
The weighted average grant date fair values are summarized as follows:

Year ended January 31,	2015	2014	2013
Restricted stock units granted	$21.52	$22.42	$16.74
ESPP purchase rights	$4.81	$4.30	$3.82
Options granted	$—	$—	$7.18
The fair value calculations used the following assumptions:

Year ended January 31,	2015	2014	2013
Employee Stock Purchase Plans
Risk-free interest rate	0.05% - 0.09%	0.09% - 0.14%	0.05% - 0.15%
Dividend yield (range)	0.8% - 0.9%	0.0% - 1.0%	0%
Dividend yield (weighted average)	0.8%	0.5%	0%
Expected life (in years)	0.5	0.5	0.5
Volatility (range)	22% - 23%	22% - 33%	33% - 43%
Volatility (weighted average)	22%	29%	39%

Year ended January 31,	2013
Stock Option Plans
Risk-free interest rate	0.9% - 1.3%
Dividend yield	0%
Expected life (in years)	5.8 - 6.3
Volatility (range)	43% - 53%
Volatility (weighted average)	43%

The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit associated with the exercise of stock options:

Year ended January 31,	2015	2014	2013
Cost of revenues:
Service and support	$2,304	$1,992	$1,529
Operating expense:
Research and development	14,027	11,182	9,206
Marketing and selling	9,103	7,777	6,654
General and administration	10,373	8,399	6,308
Equity plan-related compensation expense	$35,807	$29,350	$23,697
Tax effect of the exercise of stock options	$280	$386	$266

As of January 31, 2015, we had $68,648 in unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted average period of 1.4 years and $1,667 in unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 0.7 years.
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

Year ended January 31,	2015	2014	2013
Employer matching contribution	$8,190	$7,708	$7,181

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
13. Net Income Per Share
The following provides the computation of basic and diluted net income per share:

Year ended January 31,	2015	2014	2013
Net income attributable to Mentor Graphics shareholders	$147,139	$155,258	$138,736
Adjustment to redemption value of non-controlling interest with redemption feature	121	(4,486)	(5,272)
Adjusted net income attributable to Mentor Graphics shareholders	$147,260	$150,772	$133,464
Weighted average common shares used to calculate basic net income per share	114,635	113,671	110,998
Employee stock options, restricted stock units and employee stock purchase plan	2,443	3,031	3,019
Weighted average common and potential common shares used to calculate diluted net income per share	117,078	116,702	114,017
Net income per share attributable to Mentor Graphics shareholders:
Basic	$1.28	$1.33	$1.20
Diluted	$1.26	$1.29	$1.17

We excluded from the computation of diluted net income per share stock options, restricted stock units, and ESPP purchase rights representing 919 shares of common stock for fiscal 2015, 1,195 for fiscal 2014, and 1,975 for fiscal 2013. The stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have increased the numerator of our basic and diluted earnings per share calculation for the decrease of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2015, recorded directly to retained earnings. We have decreased the numerator of our basic and diluted earnings per share calculation for the increase of the noncontrolling interest with redemption feature to its calculated redemption value at January 31, 2014 and January 31, 2013, recorded directly to retained earnings.
The effect of the conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income per share. We assume that the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect on net income per share. If the 4.00% Debentures had been dilutive we would have included additional income of $2,075 for the years ended January 31, 2015, 2014 and 2013. Dilutive net income per share would have included no incremental shares for the years ended January 31, 2015, 2014, or 2013 as the average stock price for the period was below the conversion rate.
The conversion features of the 4.00% Debentures, which allow for settlement in cash, common stock, or a combination of cash and common stock, are further described in Note 7. “Notes Payable.”
14. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax:

As of January 31,	2015	2014
Foreign currency translation adjustment	$(12,044)	$18,361
Unrealized gain on derivatives	42	42
Pension liability	115	400
Total accumulated other comprehensive income	$(11,887)	$18,803
15. Special Charges
The following is a summary of the components of the special charges:

Year ended January 31,	2015	2014	2013
Litigation costs	$18,408	$11,597	$3,632
Employee severance and related costs	3,535	4,392	4,016
Other	1,547	940	2,298
Total special charges	$23,490	$16,929	$9,946

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
Approximately 90% of the employee severance and related costs for fiscal 2015 were paid during fiscal 2015. We expect to pay the remainder during fiscal 2016. Approximately 80% of the employee severance and related costs for fiscal 2014 were paid during fiscal 2014. Costs remaining as of January 31, 2014 were paid in fiscal 2015. Approximately 60% of the employee severance and related costs for fiscal 2013 were paid during fiscal 2013. Costs remaining as of January 31, 2013 were paid in fiscal 2014. There have been no significant modifications to the amount of these charges.
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the consolidated balance sheet. The following table shows changes in accrued special charges during the year ended January 31, 2015:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2014	January 31, 2015	January 31, 2015	January 31, 2015	(1)
Litigation costs	$4,855	$18,408	$(19,857)	$3,406
Employee severance and related costs	1,004	3,535	(4,169)	370
Other costs	1,987	1,547	(2,793)	741
Accrued special charges	$7,846	$23,490	$(26,819)	$4,517

(1)
Of the $4,517 total accrued special charges as of January 31, 2015, $252 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $4,265 represents the short-term portion of accrued special charges.

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

(1)
Of the $7,846 total accrued special charges as of January 31, 2014, $587 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,259 represents the short-term portion of accrued special charges.

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

(1)
Of the $5,541 total accrued special charges as of January 31, 2013, $2,213 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $3,328 represents the short-term portion of accrued special charges.

16. Other Expense, Net
Other expense, net was comprised of the following:

Year ended January 31,	2015	2014	2013
Interest income	$1,723	$2,360	$1,944
Foreign currency exchange loss	(1,152)	(1,872)	(2,394)
Other, net	(1,348)	(1,008)	(982)
Other expense, net	$(777)	$(520)	$(1,432)
17. Related Party Transactions
Certain members of our Board of Directors also serve as officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. We had amounts receivable from these customers of $46,661 as of January 31, 2015 and $95,789 as of January 31, 2014. The following table shows revenue recognized from these customers:

Year ended January 31,	2015	2014	2013
Revenue from customers	$32,594	$85,037	$56,878
Percentage of total revenues	2.6%	7.4%	5.2%
18. Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

Year ended January 31,	2015	2014	2013
Cash paid for:
Interest	$11,937	$12,225	$11,981
Income taxes	$11,427	$11,871	$10,777
We received returns on our equity-method investment in Frontline of $5,977 during fiscal 2015, $5,500 during fiscal 2014 and $6,250 during fiscal 2013, which is included in net cash provided by operating activities in our consolidated statement of cash flows.
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
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues and property, plant and equipment, net, related to operations in the geographic areas were:

Year ended January 31,	2015	2014	2013
Revenues:
United States	$542,229	$497,954	$467,595
Europe	255,943	241,417	261,371
Japan	87,725	113,796	127,789
Pacific Rim	341,474	287,956	218,428
Other	16,762	15,250	13,544
Total revenues	$1,244,133	$1,156,373	$1,088,727
For the year ended January 31, 2015, revenue from Korea was $135,696, or 10.9% of total revenue. This revenue is included in the Pacific Rim region in the table above.
For the years ended January 31, 2015, 2014 and 2013, no single customer accounted for 10% of our total revenues.

As of January 31,	2015	2014
Property, plant, and equipment, net:
United States	$127,631	$116,954
Europe	31,751	34,800
Japan	882	637
Pacific Rim	10,295	7,633
Other	178	141
Total property, plant and equipment, net	$170,737	$160,165
20. Quarterly Financial Information – Unaudited
A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2015
Total revenues	$252,151	$260,233	$292,683	$439,066
Gross profit	$194,708	$211,304	$245,142	$388,666
Operating income	$1,644	$16,912	$29,723	$139,532
Net income (loss) attributable to Mentor Graphics shareholders	$(2,551)	$14,172	$21,030	$114,488
Net income (loss) per share, basic (1)	$(0.02)	$0.13	$0.18	$0.98
Net income (loss) per share, diluted (1)	$(0.02)	$0.13	$0.18	$0.96

Fiscal 2014
Total revenues	$226,515	$253,216	$275,642	$401,000
Gross profit	$186,334	$208,359	$229,570	$345,003
Operating income	$5,893	$26,578	$33,372	$117,197
Net income attributable to Mentor Graphics shareholders	$205	$23,982	$25,535	$105,536
Net income per share, basic (1)	$0.01	$0.19	$0.21	$0.91
Net income per share, diluted (1)	$0.01	$0.19	$0.20	$0.89
(1) We have adjusted the numerator of our earnings per share calculation for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings, as follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal 2015	$667	$895	$(267)	$(1,174)
Fiscal 2014	$468	$(2,349)	$(2,032)	$(573)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Portland, Oregon
March 16, 2015

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2015, as stated in their report included in this Annual Report on Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Portland, Oregon
March 16, 2015
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
Item 9B.    Other Information.
On September 18, 2014, we entered into a Resignation and Advisory Services Agreement with L. Don Maulsby, our former Senior Vice President, World Trade, in connection with his retirement. Pursuant to this agreement, Mr. Maulsby has continued as a part-time employee of the Company in the role of “Advisor to the Chief Executive Officer and the President” for the one year period from October 2, 2014 to October 1, 2015. During this period, Mr. Maulsby’s compensation is $2,500 per month plus continuation of health and life insurance benefits at a cost of about $1,000 per month. In addition, during this period he continues to vest in previously-granted stock options and time-based restricted stock units, which will result in the vesting of stock options for 11,310 shares at $17.02 per share and 11,579 shares at $10.63 per share, and of restricted stock units for a total of 14,208 shares.
Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item concerning our Directors will be included under “Election of Directors” in our 2015 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included in the section titled “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2015 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation.
The information required by this item will be included under “Director Compensation in Fiscal Year 2015,” “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Risk Assessment” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be included under “Independent Auditors” in our 2015 Proxy Statement and is incorporated herein by reference.
Part IV

Item 15.    Exhibits, Financial Statement Schedules.
(a) (1) Financial Statements:
The following consolidated financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

(a) (2) Financial Statement Schedule:
All financial statement schedules have been omitted since they are not required, not applicable, or the information is included in the Consolidated Financial Statements or Notes.
(a) (3) Exhibits

3.	A.	1987 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.A to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

	B.	Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 27, 2011.

4.	A.
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

	D.	Third Amendment to the Credit Agreement dated as of January 9, 2015 between the Company, Bank of America, N.A. as agent and the other lenders.

E.
Indenture dated April 4, 2011 between the Company and Wilmington Trust Company, as Trustee, related to 4.00% Convertible Subordinated Debentures due 2031. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 4, 2011.

F.
Second Amended and Restated Rights Agreement, dated as of June 28, 2013 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, related to the Incentive Stock Purchase Rights Plan. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 1, 2013.

10.	*A.	2010 Omnibus Incentive Plan, as amended. Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

*B.
Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to non-employee directors under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

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

*H.
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal 2014 under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on September 16, 2013.

*I.
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal 2015 under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

*J.
Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of time-based restricted stock units granted to executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.I to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

	*K.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on June 5, 2012.

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

	*N.	Officer Stock Ownership Policy. Incorporated by reference to Exhibit 10.N to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

	*O.	Form of Agreement to Policy for Recovery of Incentive Compensation. Incorporated by reference to Exhibit 10.O to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

	*P.	Resignation and Advisory Services Agreement dated as of September 18, 2014 between the Company and L. Don Maulsby.

21.		List of Subsidiaries of the Company.

23.		Consent of KPMG, LLP Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.		Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR GRAPHICS CORPORATION

Dated:	March 16, 2015	By	/S/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	March 16, 2015
Walden C. Rhines

(2)	Principal Financial Officer:

	/S/ GREGORY K. HINCKLEY	President, Chief Financial Officer	March 16, 2015
Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/S/ RICHARD P. TREBING	Corporate Controller, Chief Accounting Officer	March 16, 2015
Richard P. Trebing

(4)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	March 16, 2015
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	March 16, 2015
Gregory K. Hinckley

	/S/ KEITH L. BARNES	Director	March 7, 2015
Keith L. Barnes

	/S/ SIR PETER L. BONFIELD	Director	March 7, 2015
Sir Peter L. Bonfield

	/S/ PAUL A. MASCARENAS	Director	March 10, 2015
Paul A. Mascarenas

	/S/ J. DANIEL MCCRANIE	Director	March 9, 2015
J. Daniel McCranie

	/S/ PATRICK B. MCMANUS	Director	March 9, 2015
Patrick B. McManus

	/S/ JEFFREY M. STAFEIL	Director	March 10, 2015
Jeffrey M. Stafeil