Form 10-Q
period 2015-04-30
MENTOR GRAPHICS CORP
filed 2015-06-03
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Number of shares of common stock, no par value, outstanding as of June 1, 2015: 116,255,500

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,
	2015	2014
In thousands, except per share data
Revenues:
System and software	$155,931	$148,229
Service and support	116,212	103,922
Total revenues	272,143	252,151
Cost of revenues:
System and software	13,624	26,971
Service and support	33,569	29,111
Amortization of purchased technology	1,858	1,361
Total cost of revenues	49,051	57,443
Gross profit	223,092	194,708
Operating expenses:
Research and development	89,515	84,451
Marketing and selling	84,951	84,634
General and administration	17,963	17,682
Equity in earnings of Frontline	(870)	(1,379)
Amortization of intangible assets	2,219	1,750
Special charges	36,977	5,926
Total operating expenses	230,755	193,064
Operating income (loss)	(7,663)	1,644
Other income (expense), net	342	(258)
Interest expense	(4,694)	(4,585)
Loss before income tax	(12,015)	(3,199)
Income tax benefit	(1,512)	(174)
Net loss	(10,503)	(3,025)
Less: Loss attributable to noncontrolling interest	(618)	(474)
Net loss attributable to Mentor Graphics shareholders	$(9,885)	$(2,551)
Net loss per share:
Basic	$(0.08)	$(0.02)
Diluted	$(0.08)	$(0.02)
Weighted average number of shares outstanding:
Basic	116,003	114,935
Diluted	116,003	114,935
Cash dividends declared per common share	$0.055	$0.050
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended April 30,
	2015	2014
In thousands
Net Loss	$(10,503)	$(3,025)
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	(160)	83
Less: Reclassification adjustment for net income (loss) included in net loss	(99)	155
Net change	(61)	(72)
Change in accumulated translation adjustment	617	2,962
Change in pension liability	(2)	(2)
Other comprehensive income	554	2,888
Comprehensive loss	(9,949)	(137)
Less amounts attributable to the noncontrolling interest:
Net loss	(618)	(474)
Change in accumulated translation adjustment	50	(10)
Comprehensive loss attributable to the noncontrolling interest	(568)	(484)
Comprehensive income (loss) attributable to Mentor Graphics shareholders	$(9,381)	$347
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	April 30, 2015	January 31, 2015
In thousands
Assets
Current assets:
Cash and cash equivalents	$249,773	$230,281
Trade accounts receivable, net of allowance for doubtful accounts of $3,585 as of April 30, 2015 and $4,217 as of January 31, 2015	437,930	546,622
Other receivables	26,077	20,984
Inventory	23,205	22,512
Prepaid expenses and other	25,769	22,357
Deferred income taxes	22,860	23,490
Total current assets	785,614	866,246
Property, plant, and equipment, net of accumulated depreciation of $340,341 as of April 30, 2015 and $334,619 as of January 31, 2015	167,088	170,737
Term receivables	282,343	301,862
Goodwill	603,278	599,929
Intangible assets, net of accumulated amortization of $213,919 as of April 30, 2015 and $209,931 as of January 31, 2015	47,624	45,577
Other assets	64,456	64,671
Total assets	$1,950,403	$2,049,022
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,065	$7,228
Accounts payable	9,645	12,687
Income taxes payable	223	5,994
Accrued payroll and related liabilities	53,596	108,553
Accrued and other liabilities	46,804	47,728
Deferred revenue	233,475	259,340
Total current liabilities	345,808	441,530
Notes payable	235,604	230,400
Deferred revenue	19,117	21,251
Income tax liability	19,105	19,279
Other long-term liabilities	47,723	50,336
Total liabilities	667,357	762,796
Commitments and contingencies (Note 6)
Noncontrolling interest with redemption feature	12,535	13,372
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of April 30, 2015 and January 31, 2015; 116,181 shares issued and outstanding as of April 30, 2015 and 115,790 shares issued and outstanding as of January 31, 2015	845,764	832,612
Retained earnings	435,902	451,901
Accumulated other comprehensive loss	(11,383)	(11,887)
Noncontrolling interest	228	228
Total stockholders’ equity	1,270,511	1,272,854
Total liabilities and stockholders’ equity	$1,950,403	$2,049,022
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,
	2015	2014
In thousands
Operating Cash Flows:
Net loss	$(10,503)	$(3,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	8,822	8,550
Amortization of intangible assets, debt costs and other	6,219	5,187
Stock-based compensation	10,278	8,129
Deferred income taxes	663	1,002
Changes in other long-term liabilities	(2,809)	(2,570)
Dividends received from unconsolidated entities, net of equity in income	705	(67)
Other	(701)	28
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	109,964	41,944
Prepaid expenses and other	(9,015)	(5,707)
Term receivables, long-term	19,609	8,558
Accounts payable and accrued liabilities	(52,221)	(58,474)
Income taxes receivable and payable	(6,017)	(3,297)
Deferred revenue	(29,043)	(11,219)
Net cash provided by (used in) operating activities	45,951	(10,961)
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	—	4,124
Proceeds from sale of building	2,068	—
Purchases of property, plant, and equipment	(6,796)	(6,170)
Acquisitions of businesses and other intangible assets, net of cash acquired	(7,200)	(45,534)
Net cash used in investing activities	(11,928)	(47,580)
Financing Cash Flows:
Proceeds from issuance of common stock	2,874	1,227
Repurchase of common stock	—	(45,053)
Dividends paid	(6,383)	(5,778)
Net decrease in short-term borrowing	(5,147)	(8,238)
Repayments of other borrowings	(6,122)	(1,691)
Proceeds from the sale of subsidiary shares to non-controlling interest	—	240
Net cash used in financing activities	(14,778)	(59,293)
Effect of exchange rate changes on cash and cash equivalents	247	337
Net change in cash and cash equivalents	19,492	(117,497)
Cash and cash equivalents at the beginning of the period	230,281	293,322
Cash and cash equivalents at the end of the period	$249,773	$175,825
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share and conversion rate data.

1.    General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

2.    Fair Value Measurement

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(3,068)	$—	$—	$(3,068)

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$(4,563)	$—	$—	$(4,563)

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of April 30, 2015, of the total recorded balance, $1,509 was included in accrued and other liabilities and $1,559 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2015, of the total recorded balance, $1,515 was included in accrued and other liabilities and $3,048 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of April 30, 2015 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$871	-	$4,794
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	1	-	3

Changes in the fair value of our contingent consideration are primarily driven by changes in the estimated amount and timing of payments, resulting from changes in the forecasted revenues of the acquired businesses. Significant changes in any of the inputs in isolation could result in a fluctuation in the fair value measurement of contingent consideration. Changes in fair value are recognized in special charges in our condensed consolidated statement of operations in the period in which the change is identified.

The following table summarizes contingent consideration activity:

Balance as of January 31, 2015	$4,563
Payments	(1,525)
Adjustments	(6)
Interest accretion	36
Balance as of April 30, 2015	$3,068

The following table summarizes the fair value and carrying value of notes payable:

As of	April 30, 2015	January 31, 2015
Fair value of notes payable	$320,103	$310,173
Carrying value of notes payable	$235,604	$230,400

We based the fair value of our 4.00% Convertible Subordinated Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of April 30, 2015 and January 31, 2015.

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

3.    Term Receivables and Trade Accounts Receivable

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

Term receivable and trade accounts receivable balances were as follows:

As of	April 30, 2015	January 31, 2015
Trade accounts receivable	$90,050	$208,996
Term receivables, short-term	$347,880	$337,626
Term receivables, long-term	$282,343	$301,862

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

The credit risk assessment for our long-term receivables was as follows:

As of	April 30, 2015	January 31, 2015
S&P credit rating:
AAA+ through BBB-	$176,171	$192,430
BB+ and lower	41,658	31,939
	217,829	224,369
Internal credit assessment	64,514	77,493
Total long-term term receivables	$282,343	$301,862

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

We reduced our allowance for doubtful accounts during the three months ended April 30, 2014 by $1,691, to reflect a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our results of operations.

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Three months ended April 30, 2015	$4,217	$(636)	$4	$3,585
Three months ended April 30, 2014	$5,469	$(1,744)	$(241)	$3,484
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $11,330 for the three months ended April 30, 2015 compared to $10,043 for the three months ended April 30, 2014. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

4.    Short-Term Borrowings

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
We had no borrowings against the revolving credit facility during the three months ended April 30, 2015 and 2014. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of April 30, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

5.    Notes Payable

Notes payable consist of the following:

As of	April 30, 2015	January 31, 2015
4.00% Debentures due 2031	$232,004	$230,400
Other	3,600	—
Notes Payable	$235,604	$230,400

Our 4.00% Convertible Subordinated Debentures (4.00% Debentures) are due in 2031, but we may be required to repay them earlier under the conversion and redemption provisions described below.

4.00% Debentures due 2031

In April 2011, we issued $253,000 of 4.00% Debentures in a private placement pursuant to the SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 49.2485 shares of our common stock (equivalent to a conversion price of $20.31 per share) for a total of 12,460 shares. The initial conversion rate for the 4.00% Debentures was 48.6902 shares of our common stock for each one thousand dollars in principal amount (equivalent to a conversion price of $20.54 per share). The conversion rate was adjusted because we have declared and paid quarterly cash dividends since the first quarter of fiscal year 2014.
As of April 30, 2015, the 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120.0% of the conversion price, or $24.37 per share as of April 30, 2015, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

As of April 30, 2015, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $47,910.

As of April 30, 2015, none of the conditions allowing the holders of the 4.00% Debentures to convert the 4.00% Debentures into shares of our common stock had been met. However, during the three months ended April 30, 2015, the market price of our common stock exceeded 120% of the conversion price, or $24.37 per share, for 15 of the last 30 consecutive trading days of the period.

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	April 30, 2015	January 31, 2015
Principal amount	$253,000	$253,000
Unamortized debt discount	(20,996)	(22,600)
Net carrying amount of the liability component	$232,004	$230,400
Equity component	$43,930	$43,930

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of operations related to the 4.00% Debentures:

	Three months ended April 30,
	2015	2014
Interest expense at the contractual interest rate	$2,530	$2,530
Amortization of debt discount	$1,604	$1,494

The effective interest rate on the 4.00% Debentures was 7.25% for the three months ended April 30, 2015 and 2014.

Other Notes Payable

In February 2015, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

6.    Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of April 30, 2015, we were not aware of any material liabilities arising from these indemnification obligations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys U.S. patents. In this case, Synopsys sought compensatory damages relating to our emulation and field programmable gate arrays synthesis products. One of the Synopsys patents is now the subject of a review by the U.S. Patent Office, and was removed from the case pending the results of that review. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of the three remaining Synopsys patents, and this case is no longer on the court’s docket for trial.

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

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of April 30, 2015, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement.

7.    Stockholders' Equity

Dividends

The following table summarizes dividends declared since the beginning of fiscal year 2015:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2016
5/22/2015	6/10/2015	6/30/2015	$0.055
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383
Fiscal Year 2015
11/20/2014	12/10/2014	1/2/2015	$0.05	$5,743
8/21/2014	9/10/2014	9/30/2014	$0.05	$5,697
5/22/2014	6/10/2014	6/30/2014	$0.05	$5,693
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

8.    Stock-Based Compensation

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended April 30,
	2015	2014
Cost of revenues	$708	$535
Operating expenses:
Research and development	4,318	3,241
Marketing and selling	2,480	2,178
General and administration	2,772	2,175
Equity plan-related compensation expense	$10,278	$8,129

9.    Incentive Stock Rights

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

On April 15, 2015, our Board of Directors decided to allow the shareholder rights plan to expire in accordance with its terms on June 30, 2015.

10.    Net Loss Per Share

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

The following provides the computation of basic and diluted net loss per share:

	Three months ended April 30,
	2015	2014
Net loss attributable to Mentor Graphics shareholders	$(9,885)	$(2,551)
Adjustment to redemption value of non-controlling interest with redemption feature	269	667
Adjusted net loss attributable to Mentor Graphics shareholders	$(9,616)	$(1,884)
Weighted average common shares used to calculate basic net loss per share	116,003	114,935
Employee stock options, restricted stock units and employee stock purchase plan	—	—
Weighted average common and potential common shares used to calculate diluted net loss per share	116,003	114,935
Net loss per share attributable to Mentor Graphics shareholders:
Basic net loss per share	$(0.08)	$(0.02)
Diluted net loss per share	$(0.08)	$(0.02)

We excluded from the computation of diluted net loss per share 2,638 shares of common stock for stock options, restricted stock units and ESPP purchase rights for the three months ended April 30, 2015 and 2,587 shares of common stock for stock options, restricted stock units and ESPP purchase rights for the three months ended April 30, 2014. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive because we incurred a net loss for the period.

We have increased the numerator of our basic and diluted earnings per share calculation by $269 for the three months ended April 30, 2015 and $667 for the three months ended April 30, 2014 for the decrease of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

The effect of the conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net loss per share. We assume that the excess of the value of the converted shares over the principal amount of the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect on net income per share. If the 4.00% Debentures had been dilutive we would have included additional income of $519 and additional incremental shares of 2,116 for the three months ended April 30, 2015 and additional income of $519 and additional incremental shares of 548 for the three months ended April 30, 2014. The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, are further described in Note 5. “Notes Payable.”

11.    Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

As of	April 30, 2015	January 31, 2015
Foreign currency translation adjustment	$(11,477)	$(12,044)
Unrealized gain (loss) on derivatives	(19)	42
Pension liability	113	115
Total accumulated other comprehensive loss	$(11,383)	$(11,887)

12.    Special Charges

The following is a summary of the components of special charges:

	Three months ended April 30,
	2015	2014
Voluntary early retirement program	$25,435	$—
Employee severance and related costs	9,863	1,125
Litigation costs	1,575	3,958
Other costs, net	104	843
Total special charges	$36,977	$5,926
Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program during the three months ended April 30, 2015. Approximately 110 employees in North America elected to participate. The costs presented here are for severance benefits. Approximately 82% of these costs were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2016.

Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We record the charge for estimated severance benefits in the quarter that the rebalance plan is approved.

Approximately 16% of the employee severance and related costs for the three months ended April 30, 2015 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2016. Substantially all of the employee severance and related costs for the three months ended April 30, 2014 were paid during the fiscal year ending January 31, 2015. There were no significant modifications to the amount of those charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2015:

	Accrued special charges as of	Charges during the three months ended	Payments during the three months ended	Accrued special charges as of
	January 31, 2015	April 30, 2015	April 30, 2015	April 30, 2015	(1)
Voluntary early retirement program	$—	$25,435	$(20,755)	$4,680
Employee severance and related costs	370	9,863	(1,785)	8,448
Litigation costs	3,406	1,575	(1,946)	3,035
Other costs, net	741	104	(265)	580
Total accrued special charges	$4,517	$36,977	$(24,751)	$16,743

(1)
Of the $16,743 total accrued special charges as of April 30, 2015, $167 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $16,576 represents the short-term portion of accrued special charges.

13.    Related Party Transactions

Certain members of our Board of Directors also serve as executive officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. We had amounts receivable from these customers of $22,049 as of April 30, 2015 and $46,661 as of January 31, 2015. The following table shows revenue recognized from these customers:

	Three months ended April 30,
	2015	2014
Revenues from customers	$3,066	$6,050
Percentage of total revenues	1.1%	2.4%

14.    Income Taxes

The provision for income taxes was comprised of the following:

	Three months ended April 30,
	2015	2014
Income tax benefit	$(1,512)	$(174)
Effective tax rate	12.6%	5.4%
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

Our effective tax rate is 12.6% for the three months ended April 30, 2015, after the inclusion of $246 in net unfavorable period specific items. For our full year forecast, we have projected a 17.0% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2015. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no previous benefit was recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to permit future repatriation; and

•	Withholding taxes.

Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis and could be significantly affected to the extent our actual mix of earnings among individual jurisdictions is different than our expectations.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryforwards. We calculate the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined that it is uncertain whether our U.S. entity will generate sufficient taxable income to offset reversing timing differences and to fully utilize net operating loss and tax credit carryforwards. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

As of April 30, 2015, we had a liability of $19,343 for income taxes associated with uncertain income tax positions. Of this liability, $238 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $19,105 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

15.    Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Three months ended April 30,
	2015	2014
Cash paid, net for:
Interest	$5,592	$5,514
Income taxes	$3,845	$3,496

16.    Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were:

	Three months ended April 30,
	2015	2014
Revenues:
United States	$129,191	$124,766
Europe	46,319	60,149
Japan	21,417	21,281
Pacific Rim	70,129	43,713
Other	5,087	2,242
Total revenues	$272,143	$252,151

For the three months ended April 30, 2015, one customer accounted for 17.0% of our total revenues. For the three months ended April 30, 2014, one customer accounted for 14.0% of our total revenues.

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

Bad debt expense recorded for the first three months of fiscal 2016 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first three months of fiscal 2016 increased by approximately 70% compared to the first three months of fiscal 2015 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 40% of total bookings for the first three months of fiscal 2016 compared to 35% for the first three months of fiscal 2015. The number of new customers during the first three months of fiscal 2016 decreased approximately 20% from the levels experienced during the first three months of fiscal 2015.

Product Development

During the first three months of fiscal 2016, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first three months of fiscal 2016, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

We believe that the accounting for valuation of accounts receivable, revenue recognition, business combinations, income taxes, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2015.

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended April 30,
	2015	Change	2014
System and software revenues	$155.9	5%	$148.2
System and software gross profit	$140.5	17%	$119.9
Gross profit percent	90%		81%
Service and support revenues	$116.2	12%	$103.9
Service and support gross profit	$82.6	10%	$74.8
Gross profit percent	71%		72%
Total revenues	$272.1	8%	$252.1
Total gross profit	$223.1	15%	$194.7
Gross profit percent	82%		77%

System and Software

	Three months ended April 30,
	2015	Change	2014
Upfront license revenues	$127.8	2%	$124.8
Ratable license revenues	28.1	20%	23.4
Total system and software revenues	$155.9	5%	$148.2

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

Ten customers accounted for approximately 55% of system and software revenues for the three months ended April 30, 2015 compared to approximately 60% for the three months ended April 30, 2014.

System and software revenues increased $7.7 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, primarily due to an increase in software license revenues of $5.3 resulting from acquisitions completed in fiscal 2016 and 2015.

For the three months ended April 30, 2015, one customer accounted for 17% of total revenues. For the three months ended April 30, 2014, one customer accounted for 14% of total revenues.

System and software gross profit percent was higher for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 primarily due to a more favorable product mix of software product revenues.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

Service and support revenues increased $12.3 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The effect of acquisitions completed in fiscal 2016 and 2015 on service and support revenues for the three months ended April 30, 2015 was $5.1. The remaining increase was primarily due to increased support revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended April 30,
	2015	Change	2014
North America	$134.3	6%	$127.0
Europe	46.3	(23)%	60.1
Japan	21.4	—%	21.3
Pacific Rim	70.1	60%	43.7
Total revenues	$272.1	8%	$252.1

The decrease in revenues in Europe for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was primarily due to the timing of contract renewals. The increase in revenues in Pacific Rim for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended April 30, 2015, approximately 40% of European and approximately 85% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of $5.6 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen and euro.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended April 30,
	2015	2014
Revenues:
IC Design to Silicon	35%	25%
Scalable Verification	30%	35%
Integrated Systems Design	20%	25%
New and Emerging Products	5%	5%
Services and Other	10%	10%
Total revenues	100%	100%

Operating Expenses

	Three months ended April 30,
	2015	Change	2014
Research and development	$89.5	6%	$84.5
Marketing and selling	85.0	—%	84.6
General and administration	18.0	2%	17.7
Equity in earnings of Frontline	(0.9)	(36)%	(1.4)
Amortization of intangible assets	2.2	22%	1.8
Special charges	37.0	527%	5.9
Total operating expenses	$230.8	20%	$193.1

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended April 30,
	2015	2014
Research and development	33%	33%
Marketing and selling	31%	34%
General and administration	7%	7%
Total selected operating expenses	71%	74%

Research and Development

Research and development expenses increased by $5.0 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The components of this increase are summarized as follows:

Change
Three Months Ended
Salaries, variable compensation, and benefits expenses	$1.1
Expenses associated with acquired businesses	3.2
Stock compensation	1.1
Other expenses	(0.4)
Total change in research and development expenses	$5.0

Marketing and Selling

Marketing and selling expenses increased by $0.4 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The components of this increase are summarized as follows:

Change
Three Months Ended
Salaries, variable compensation, and benefits expenses	$(1.7)
Expenses associated with acquired businesses	0.9
Smaller reduction in bad debt expense	1.1
Other expenses	0.1
Total change in marketing and selling expenses	$0.4

General and Administration

There were no significant changes within general and administration expenses, which increased by $0.3 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $9.8 for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, primarily due to movements in the euro, Russian ruble and Japanese yen. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Special Charges

	Three months ended April 30,
	2015	Change	2014
Voluntary early retirement program	$25.4	—%	$—
Employee severance and related costs	9.9	800%	1.1
Litigation costs	1.6	(60)%	4.0
Other costs, net	0.1	(88)%	0.8
Total special charges	$37.0	527%	$5.9

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program during the three months ended April 30, 2015. Approximately 110 employees in North America elected to participate. The costs presented here are for severance benefits.

Employee severance and related costs include severance benefits, notice pay, and outplacement services. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We record the charge for estimated severance benefits in the quarter that the rebalance plan is approved.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), and Synopsys, Inc. regarding emulation technology.

Provision for Income Taxes

	Three months ended April 30,
	2015	Change	2014
Income tax expense (benefit)	$(1.5)	650%	$(0.2)

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

	Three months ended April 30,
	2015	2014
Effective tax rate	13%	5%
Net period specific items expense	$0.2	$—
Effective tax rate without period specific items	15%	6%

For the three months ended April 30, 2015 we have a 13% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the three months ended April 30, 2014 due to the application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected a 17% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2015. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no benefit was previously recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to permit future repatriation to the U.S.; and

•	Withholding taxes.

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside of the U.S. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for U.S. taxes on those earnings in our tax provision.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2012 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal 2011 in Ireland.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted. This update is not expected to have a material impact on our consolidated financial statements.

In September 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on management's responsibility in evaluating whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern and to provide related disclosures if required. Evaluation is required every reporting period, including interim periods. We will be required to implement this guidance in the fourth quarter of fiscal year 2017. Early adoption is permitted. This update is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods and services to customers. This ASU requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU also requires qualitative and quantitative disclosure about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Currently, we will be required to implement this guidance in the first quarter of fiscal year 2018. Early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year while also allowing for early adoption. If these changes are adopted, the standard would be effective for us the first quarter of fiscal year 2019, with early adoption permitted in the first quarter of fiscal year 2018. The standard permits one of two methods for adoption: (i) retrospectively to each prior reporting period presented, with the ability to utilize certain practical expedients; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, including additional disclosures. We are evaluating the effect that ASU

2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU states that only disposals of components of an entity representing a strategic shift in operations that have or will have a major impact on operations and financial results will be presented as discontinued operations. This update requires the assets and liabilities of a discontinued operation to be presented separately in the statement of financial position for the current year and all prior periods presented. ASU 2014-08 is to be applied prospectively. We adopted this new guidance beginning February 1, 2015. Adoption of this new guidance did not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings on our revolving credit facility.

We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of April 30, 2015, we have cash totaling $218.7 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional U.S. taxes to repatriate these funds.

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

Cash Flow Information

	Three months ended April 30,
	2015	2014
Cash provided by (used in) operating activities	$46.0	$(11.0)
Cash used in investing activities	$(11.9)	$(47.6)
Cash used in financing activities	$(14.8)	$(59.3)

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

As of	April 30, 2015	January 31, 2015
Trade accounts receivable, net	$437.9	$546.6
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$347.9	$337.6
Term receivables, long-term	$282.3	$301.9
Average days sales outstanding including the short-term portion of term receivables	145	112
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	30	43

The increase in the average days sales outstanding, including the short-term portion of term receivables, as of April 30, 2015 was primarily due to a decrease in revenue in the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $630.2 as of April 30, 2015 compared to $639.5 as of January 31, 2015.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $11.3 for the three months ended April 30, 2015 compared to $10.0 for the three months ended April 30, 2014. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2016.

Accrued Payroll and Related Liabilities

As of	April 30, 2015	January 31, 2015
Accrued payroll and related liabilities	$53.6	$108.6

The decrease in accrued payroll and related liabilities as of April 30, 2015 compared to January 31, 2015 was primarily due to incentive payments made during fiscal 2016 on fiscal 2015 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2015 primarily consisted of cash paid for acquisitions of businesses and capital expenditures.

During the three months ended April 30, 2015, we paid $7.2 for acquisitions of businesses, compared to $45.5 during the three months ended April 30, 2014. The fiscal 2015 total represents cash payments of $46.8, net of cash acquired of $1.3, for the acquisition of Berkeley Design Automation, Inc. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Expenditures for property, plant, and equipment were $6.8 for the three months ended April 30, 2015 compared to $6.2 for the three months ended April 30, 2014. The expenditures for property, plant, and equipment for the three months ended April 30, 2015 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2016 to be approximately $55.0. We plan to finance these capital expenditures using cash on hand.

Financing Activities

For the three months ended April 30, 2015, cash used in financing activities consisted primarily of the payment of dividends, repayments of other borrowings and a net decrease in short-term borrowings.

During the three months ended April 30, 2015, we paid a quarterly dividend of $0.055 per share of outstanding common stock for a total of $6.4. On May 22, 2015, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on June 30, 2015 to shareholders of record as of the close of business on June 10, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock. During the three months ended April 30, 2015, we did not repurchase any shares compared to repurchases of 2.0 shares of common stock for $45.1 during the three months ended April 30, 2014. As of April 30, 2015, $175.0 remained available for purchase under the program.

Repayments of other borrowings during the three months ended April 30, 2015 consisted of deferred payments for consideration related to prior year acquisitions.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $142.0 is available for common stock purchases or dividend payments under this limit as of April 30, 2015.

Other Factors Affecting Liquidity and Capital Resources

4.00% Convertible Subordinated Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 49.2485 shares of our common stock (equivalent to a conversion price of $20.31 per share) for a total of 12.5 shares. The events that permit conversion are described in Note 5. “Notes Payable” in Part I, Item 1. “Financial Statements.”
If any one of the conversion events occurs, the 4.00% Debentures would become convertible and the net balance of the 4.00% Debentures would be classified as a current liability in our consolidated balance sheet. The classification of the 4.00% Debentures as current or long-term in the consolidated balance sheet is evaluated at each balance sheet date and could change from time to time depending on whether any of the conversion conditions are met.

As of April 30, 2015, none of the conditions allowing the holders of the 4.00% Debentures to convert the 4.00% Debentures into shares of our common stock had been met. However, one of the conditions for conversion is the market price of our common stock exceeding 120% of the conversion price, or $24.37 per share as of April 30, 2015, for at least 20 of the last 30 trading days in the previous fiscal quarter. During the three months ended April 30, 2015, the market price of our common stock exceeded this threshold for 15 of the last 30 consecutive trading days of the period.

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

For further information on the 4.00% Debentures, see Note 5. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

We have a revolving credit facility with a maximum borrowing capacity of $125.0, which expires on January 9, 2020. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. Additionally, commitment fees can vary as they are are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40%.

We had no borrowings against the revolving credit facility during the three months ended April 30, 2015 and 2014.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of April 30, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 4. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2016

We expect revenues for the second quarter of fiscal 2016 to be approximately $250 with earnings for the same period of approximately $0.03 per diluted share. For the full fiscal year 2016, we expect revenues of approximately $1.282 billion with earnings of $1.18 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2015.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$103.6	0.30%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of April 30, 2015 and April 30, 2014. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates.

As of April 30, 2015 and 2014, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 4. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

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

As of	April 30, 2015		January 31, 2015
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Japanese yen	$44.4	119.26	$21.6	117.77
Euro	43.8	0.92	36.5	0.87
British pound	17.1	0.67	14.7	0.66
Indian rupee	15.2	62.75	14.4	62.10
Israeli shekel	13.3	3.93	13.0	3.95
Taiwan dollar	6.3	31.14	11.4	31.53
Chinese yuan	3.4	6.13	10.0	6.14
Other (1)	24.6	—	23.7	—
Total forward contracts	$168.1		$145.3

(1)
Other includes the Canadian dollar, Korean won, Armenian dollar, Russian ruble, Danish kroner, Swiss franc, Norwegian kroner, Polish zloty, Hungarian forint, Swedish kroner, Chilean peso, and Singapore dollar.

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

Legal Proceedings
From time to time we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to intellectual property (IP) rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we will accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringes on four Synopsys U.S. patents. In this case, Synopsys sought compensatory damages relating to our emulation and field programmable gate arrays synthesis products. One of the Synopsys patents is now the subject of a review by the United States (U.S.) Patent Office, and was removed from the case pending the results of that review. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of the three remaining Synopsys patents, and this case is no longer on the court’s docket for trial.

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

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of April 30, 2015, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement.

Item 1A.	Risk Factors
The forward-looking statements contained under “Outlook for Fiscal 2016” in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2016”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-

looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
Weakness in the United States and international economies may harm our business.
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty arising out of concerns such as weakness in the European Union relating to debt issues or political instability, slowing growth in China, and the continuing weakness of the Japanese economy together with the consolidation and restructuring of numerous large Japanese electronics companies, can adversely affect our customers. As a result, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
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
Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses, products and services purchased by our customers.
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
We currently compete primarily with two large companies: Synopsys, Inc. (Synopsys) and Cadence Design Systems, Inc. (Cadence). We also compete with smaller companies with focused product portfolios and manufacturers of electronic devices and semiconductor equipment that have acquired or internally developed their own EDA products.
Our hardware emulation products are complex, and if we cannot successfully manage this complexity, the results of our emulation business may be adversely affected.
Designing, developing, and introducing new emulation products are complicated processes. The development process for our emulation products requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture next generation products in sufficient volumes to meet this demand and do so in a cost effective manner. Our manufacturing model, in which our emulation products generally are not built until after customer orders have been forecast, may from time to time experience delays in delivering products to customers in a timely manner. These delays could cause our customers to purchase emulation products from our competitors. Customers may also delay purchases of existing products in anticipation of next generation product releases. We must minimize this impact by managing the introduction and transition of new generations of emulation hardware.
We may experience difficulty in manufacturing our emulation hardware.
We currently use one manufacturer to assemble our hardware emulation products and purchase some components from a single supplier. We may be exposed to delays in production and delivery of our emulation products due to delays in receiving components or manufacturing constraints; components rejected that do not meet our standards; components with latent defects; low yields of ICs, subassemblies, or printed circuit boards (PCBs); or other delays in the manufacturing process. For single source parts we purchase for our emulation products, there can be no assurance that if a supplier cannot deliver, a second source can be found on a timely basis. Our reliance on sole suppliers may also result in reduced control over product pricing and quality. Natural disasters such as weather or earthquakes may adversely affect the supply of components, sub-assemblies or shipment of final products.
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
We typically generate more than half of our revenues from customers outside the United States (U.S.) and we generate approximately 35% of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen, and the euro, could have an adverse impact on our operating results.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivable collection periods; issues relating to complying with complex customs regulations and paying customs duties and value added taxes; changes in a specific country’s or region’s economic or political conditions; trade protection measures; trade sanctions, such as those recently imposed on Russia by the U.S. and European Union; local labor laws; import or export licensing requirements; anti-corruption, anti-bribery, and other similar laws; loss or modification of exemptions for taxes and tariffs; limitations on repatriation of earnings; and difficulties with licensing and protecting our intellectual property (IP) rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or restricted from doing business in one or more countries.
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
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with, or manufactured using our software that may not operate as expected. Errors or defects could result in:

•	Loss of current customers, market share, and loss of, or delay in, revenue;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolve problems resulting from errors or defects;

•	Disputes with customers relating to such errors or defects, which could result in litigation or other concessions; and

•	Increased support or service costs.
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
The accounting rules governing revenue recognition are complex. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). This rule is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to receive for goods and services provided to customers. The rule defines a five step process for revenue recognition, making it possible for more judgment and estimation within the revenue recognition process than is required under existing U.S. GAAP. Currently, we will be required to implement this guidance in the first quarter of fiscal year 2018. The standard permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our reported financial results.
We may have additional tax liabilities.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities worldwide. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are successfully challenged by tax authorities. Further, the application of transfer pricing involves subjectivity, with a variety of application between countries and increasing levels of litigation. Also, our tax expense could be impacted depending on the applicability of withholding taxes on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other local or foreign tax authorities. The tax authorities in many of the countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these tax audits or other examinations cannot be predicted with certainty. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A change in our decision concerning the amount of foreign earnings not subject to repatriation could increase our effective tax rate.
Forecasting our income tax rate is complex and subject to uncertainty.
The computation of income tax expense (benefit) is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate, including a separate determination for entities, if any, with losses for which no tax benefit is obtained. This forecast contains numerous assumptions and includes forward looking financial projections, such as the expectations of profit and loss by jurisdiction. Various items cannot be accurately forecast and future events may be treated as discrete to the period in which they occur. Our income tax rate can be materially impacted, for example, by the geographical mix of our profits and losses; changes in our business, such as internal restructuring and acquisitions; changes in tax laws and accounting guidance, and other regulatory, legislative or judicial developments; tax audit determinations; changes in our tax positions; changes in our intent and capacity to permanently reinvest foreign earnings; changes to our transfer pricing practices; tax deductions attributed to equity compensation; and

changes in our valuation allowance for deferred tax assets. For these reasons, our overall global tax rate may be materially different from our forecast.
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
We incur substantial expense to develop new software products. Research and development activities are often performed over long periods of time. These efforts may not result in successful product offerings because of changes in market conditions, competitive product offerings, advancements in technology or our failure to successfully develop products based on that research and development activity. As a result, we could realize little or no revenues related to our investment in research and development.
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
We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk associated with collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations, could be materially adversely impacted. We use these fixed-term license agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then under U.S. GAAP, revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.
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
Our shareholder rights plan, which will expire on June 30, 2015, may have anti-takeover effects.
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
On April 15, 2015, our board decided to allow the shareholder rights plan to expire in accordance with its term on June 30, 2015.
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
As of April 30, 2015, we had $258.7 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $3.6 million in other notes payable, and $2.1 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of April 30, 2015 of $20.31 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.37 per share as of April 30, 2015, for at least 20 of the last 30 trading days of the previous fiscal quarter. If our 4.00% Debentures become convertible and any of the holders elect to convert their debentures, we would be required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50 million plus 70% of our cumulative net income for the periods after January 31, 2011. We were in compliance with all financial covenants as of April 30, 2015. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
February 1 - February 28, 2015	—	$—	—	$175,000,019
March 1 - March 31, 2015	—	$—	—	$175,000,019
April 1 - April 30, 2015	—	$—	—	$175,000,019
	—	$—	—

On June 12, 2014, we announced a share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period.

Item 6.	Exhibits

10.A	Form of Severance Agreement entered into between the Company and each executive officer of the Company.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 3, 2015	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer