Form 10-Q
period 2015-07-31
MENTOR GRAPHICS CORP
filed 2015-08-31
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Number of shares of common stock, no par value, outstanding as of August 27, 2015: 117,228,814

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
In thousands, except per share data
Revenues:
System and software	$162,201	$149,480	$318,132	$297,709
Service and support	118,861	110,753	235,073	214,675
Total revenues	281,062	260,233	553,205	512,384
Cost of revenues:
System and software	13,049	16,185	26,673	43,156
Service and support	31,420	30,903	64,989	60,014
Amortization of purchased technology	1,794	1,841	3,652	3,202
Total cost of revenues	46,263	48,929	95,314	106,372
Gross profit	234,799	211,304	457,891	406,012
Operating expenses:
Research and development	89,053	87,542	178,568	171,993
Marketing and selling	84,741	82,305	169,692	166,939
General and administration	18,670	19,473	36,633	37,155
Equity in earnings of Frontline	(1,351)	(2,062)	(2,221)	(3,441)
Amortization of intangible assets	2,234	2,026	4,453	3,776
Special charges	2,186	5,108	39,163	11,034
Total operating expenses	195,533	194,392	426,288	387,456
Operating income	39,266	16,912	31,603	18,556
Other income (expense), net	187	(104)	529	(362)
Interest expense	(4,772)	(4,807)	(9,466)	(9,392)
Income before income tax	34,681	12,001	22,666	8,802
Income tax expense (benefit)	4,071	(1,768)	2,559	(1,942)
Net income	30,610	13,769	20,107	10,744
Less: Loss attributable to noncontrolling interest	(602)	(403)	(1,220)	(877)
Net income attributable to Mentor Graphics shareholders	$31,212	$14,172	$21,327	$11,621
Net income per share:
Basic	$0.27	$0.13	$0.18	$0.12
Diluted	$0.26	$0.13	$0.18	$0.11
Weighted average number of shares outstanding:
Basic	116,584	113,868	116,296	114,396
Diluted	119,368	116,551	118,986	116,960
Cash dividends declared per common share	$0.055	$0.050	$0.110	$0.100
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
In thousands
Net Income	$30,610	$13,769	$20,107	$10,744
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	540	(232)	380	(149)
Less: Reclassification adjustment for net income (loss) included in net income	120	(238)	21	(83)
Net change	420	6	359	(66)
Change in accumulated translation adjustment	(4,777)	(3,665)	(4,160)	(703)
Change in pension liability	(2)	(2)	(4)	(4)
Other comprehensive loss	(4,359)	(3,661)	(3,805)	(773)
Comprehensive income	26,251	10,108	16,302	9,971
Less amounts attributable to the noncontrolling interest:
Net loss	(602)	(403)	(1,220)	(877)
Change in accumulated translation adjustment	(8)	15	42	5
Comprehensive loss attributable to the noncontrolling interest	(610)	(388)	(1,178)	(872)
Comprehensive income attributable to Mentor Graphics shareholders	$26,861	$10,496	$17,480	$10,843
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	July 31, 2015	January 31, 2015
In thousands
Assets
Current assets:
Cash and cash equivalents	$295,447	$230,281
Trade accounts receivable, net of allowance for doubtful accounts of $3,611 as of July 31, 2015 and $4,217 as of January 31, 2015	443,797	546,622
Other receivables	19,926	20,984
Inventory	22,633	22,512
Prepaid expenses and other	25,167	22,357
Deferred income taxes	24,390	23,490
Total current assets	831,360	866,246
Property, plant, and equipment, net of accumulated depreciation of $338,587 as of July 31, 2015 and $334,619 as of January 31, 2015	170,898	170,737
Term receivables	266,092	301,862
Goodwill	602,628	599,929
Intangible assets, net of accumulated amortization of $217,811 as of July 31, 2015 and $209,931 as of January 31, 2015	43,436	45,577
Other assets	64,516	64,671
Total assets	$1,978,930	$2,049,022
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,844	$7,228
Current portion of notes payable	233,637	—
Accounts payable	10,682	12,687
Income taxes payable	223	5,994
Accrued payroll and related liabilities	48,738	108,553
Accrued and other liabilities	35,678	47,728
Deferred revenue	226,098	259,340
Total current liabilities	556,900	441,530
Notes payable	3,188	230,400
Deferred revenue	18,674	21,251
Income tax liability	18,860	19,279
Deferred income taxes, long-term	35,046	31,774
Other long-term liabilities	16,300	18,562
Total liabilities	648,968	762,796
Commitments and contingencies (Note 6)
Convertible notes (Note 5)	19,363	—
Noncontrolling interest with redemption feature	12,020	13,372
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2015 and January 31, 2015; 117,190 shares issued and outstanding as of July 31, 2015 and 115,790 shares issued and outstanding as of January 31, 2015	853,455	832,612
Retained earnings	460,581	451,901
Accumulated other comprehensive loss	(15,734)	(11,887)
Noncontrolling interest	277	228
Total stockholders’ equity	1,298,579	1,272,854
Total liabilities and stockholders’ equity	$1,978,930	$2,049,022
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended July 31,
	2015	2014
In thousands
Operating Cash Flows:
Net income	$20,107	$10,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	17,721	17,076
Amortization of intangible assets, debt costs and other	12,439	11,173
Stock-based compensation	20,864	17,289
Deferred income taxes	2,350	1,109
Changes in other long-term liabilities	(1,874)	(191)
Dividends received from unconsolidated entities, net of equity in income (loss)	740	(474)
Other	(713)	87
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	101,651	46,837
Prepaid expenses and other	(6,302)	(3,045)
Term receivables, long-term	35,138	36,705
Accounts payable and accrued liabilities	(66,823)	(77,068)
Income taxes receivable and payable	(5,082)	(5,818)
Deferred revenue	(35,409)	(15,862)
Net cash provided by operating activities	94,807	38,562
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	—	4,124
Proceeds from sale of building	2,068	—
Purchases of property, plant, and equipment	(17,036)	(13,315)
Acquisitions of businesses and other intangible assets, net of cash acquired	(7,200)	(75,900)
Net cash used in investing activities	(22,168)	(85,091)
Financing Cash Flows:
Proceeds from issuance of common stock	19,347	16,177
Repurchase of common stock	—	(70,053)
Dividends paid	(12,772)	(11,471)
Net decrease in short-term borrowing	(6,232)	(5,949)
Repayments of other borrowings	(6,925)	(1,691)
Proceeds from the sale of subsidiary shares to non-controlling interest	—	251
Net cash used in financing activities	(6,582)	(72,736)
Effect of exchange rate changes on cash and cash equivalents	(891)	304
Net change in cash and cash equivalents	65,166	(118,961)
Cash and cash equivalents at the beginning of the period	230,281	293,322
Cash and cash equivalents at the end of the period	$295,447	$174,361
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

2.    Fair Value Measurement

The following table presents information about financial liabilities measured at fair value on a recurring basis as of July 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$3,008	$—	$—	$3,008

The following table presents information about financial liabilities measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$4,563	$—	$—	$4,563

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of July 31, 2015, of the total recorded balance, $1,582 was included in accrued and other liabilities and $1,426 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2015, of the total recorded balance, $1,515 was included in accrued and other liabilities and $3,048 was included in other long-term liabilities on our condensed consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of July 31, 2015 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$546	-	$4,650
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	1	-	3

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2015	$4,563
Payments	(1,525)
Adjustments	(97)
Interest accretion	67
Balance as of July 31, 2015	$3,008

The following table summarizes the fair value and carrying value of notes payable:

As of	July 31, 2015	January 31, 2015
Fair value of notes payable	$340,336	$310,173
Carrying value of notes payable	$236,825	$230,400

We based the fair value of our 4.00% Convertible Subordinated Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, $233,637 was classified as current on our condensed consolidated balance sheet as of July 31, 2015 and none was classified as current on our condensed consolidated balance sheet as of January 31, 2015.

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

Term receivable and trade accounts receivable balances were as follows:

As of	July 31, 2015	January 31, 2015
Trade accounts receivable	$97,839	$208,996
Term receivables, short-term	$345,958	$337,626
Term receivables, long-term	$266,092	$301,862

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

The credit risk assessment for our long-term receivables was as follows:

As of	July 31, 2015	January 31, 2015
S&P credit rating:
AAA+ through BBB-	$165,511	$192,430
BB+ and lower	37,782	31,939
	203,293	224,369
Internal credit assessment	62,799	77,493
Total long-term term receivables	$266,092	$301,862

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Six months ended July 31, 2015	$4,217	$(597)	$(9)	$3,611
Six months ended July 31, 2014	$5,469	$(1,951)	$(224)	$3,294
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $27,562 for the six months ended July 31, 2015 compared to $11,405 for the six months ended July 31, 2014. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

4.    Short-Term Borrowings

We have a syndicated, senior, unsecured, revolving credit facility which expires on January 9, 2020.

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
We had no borrowings against the revolving credit facility during the six months ended July 31, 2015 and 2014. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011.

We were in compliance with all financial covenants as of July 31, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

5.    Notes Payable

Notes payable consist of the following:

As of	July 31, 2015	January 31, 2015
4.00% Debentures due 2031	$233,637	$230,400
Other	3,188	—
Notes Payable	236,825	230,400
4.00% Debentures due 2031, current portion	(233,637)	—
Notes payable, long-term	$3,188	$230,400

Our 4.00% Convertible Subordinated Debentures (4.00% Debentures) are due in 2031, but we may be required to repay them earlier under the conversion and redemption provisions described below.

4.00% Debentures due 2031

In April 2011, we issued $253,000 of 4.00% Debentures in a private placement pursuant to the SEC Rule 144A under the Securities Act of 1933. Interest on the 4.00% Debentures is payable semi-annually in April and October. The 4.00% Debentures are unsecured obligations.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 49.8058 shares of our common stock (equivalent to a conversion price of $20.08 per share). The initial conversion rate for the 4.00% Debentures was 48.6902 shares of our common stock for each one thousand dollars in principal amount (equivalent to a conversion price of $20.54 per share). The conversion rate is adjusted because we declare and pay quarterly cash dividends, beginning in the first quarter of fiscal year 2014.
The 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120.0% of the conversion price, or $24.09 per share as of July 31, 2015, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

As of July 31, 2015, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $75,757.

During the fiscal quarter ended July 31, 2015, the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the period. Accordingly, the 4.00% Debentures are convertible at the option of the holders through October 31, 2015. Therefore, the carrying value of the 4.00% Debentures is classified as a current liability. Additionally, the excess of the principal amount over the carrying value of the 4.00% Debentures is reclassified from permanent equity to temporary equity in our consolidated balance sheet as of July 31, 2015. The determination of whether or not the 4.00% Debentures are convertible is performed at each balance sheet date and may change from quarter to quarter. If this threshold is not met next quarter, the 4.00% Debentures will be reclassified as a long-term liability and the temporary equity will be reclassified to permanent equity in our consolidated balance sheet.

If a holder elects to convert their 4.00% Debentures through October 31, 2015, we would be required to pay cash for at least the principal amount of converted 4.00% Debentures.

If a holder elects to convert their 4.00% Debentures in connection with a fundamental change in the company that occurs prior to April 5, 2016, in some circumstances the holder will also be entitled to receive a make whole premium upon conversion.

We may redeem some or all of the 4.00% Debentures for cash on or after April 5, 2016 at the following redemption prices, expressed as a percentage of principal plus any accrued and unpaid interest:

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

The 4.00% Debentures contain a conversion feature that the debt may be settled in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	July 31, 2015	January 31, 2015
Principal amount	$253,000	$253,000
Unamortized debt discount	(19,363)	(22,600)
Net carrying amount of the liability component	$233,637	$230,400
Equity component, net of debt issuance costs	$42,531	$42,531

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Interest expense at the contractual interest rate	$2,530	$2,530	$5,060	$5,060
Amortization of debt discount	$1,633	$1,521	$3,237	$3,015

The effective interest rate on the 4.00% Debentures was 7.25% for the six months ended July 31, 2015 and 2014.

Other Notes Payable

In February 2015, we issued a subordinated note payable as part of a business combination. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

6.    Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of July 31, 2015, we were not aware of any material liabilities arising from these indemnification obligations.

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

In some instances, we are unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have. There are many reasons why we cannot make these assessments, including, among others, one or more of the following: a proceeding being in its early stages; damages sought that are unspecific, unsupportable, unexplained or uncertain; discovery not having been started or being incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys has appealed the decision by the district court.

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

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36,000 as well as certain royalties. As of July 31, 2015, nothing has been included in our financial results for this award. Synopsys has filed an appeal.

On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. We intend to appeal that verdict.

7.    Stockholders' Equity

Dividends

The following table summarizes dividends declared since the beginning of fiscal year 2015:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2016
8/20/2015	9/10/2015	9/30/2015	$0.055
5/22/2015	6/10/2015	6/30/2015	$0.055	$6,389
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383
Fiscal Year 2015
11/20/2014	12/10/2014	1/2/2015	$0.05	$5,743
8/21/2014	9/10/2014	9/30/2014	$0.05	$5,697
5/22/2014	6/10/2014	6/30/2014	$0.05	$5,693
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Cost of revenues	$608	$544	$1,316	$1,079
Operating expenses:
Research and development	3,800	3,311	8,118	6,552
Marketing and selling	2,366	2,143	4,846	4,321
General and administration	3,812	3,162	6,584	5,337
Equity plan-related compensation expense	$10,586	$9,160	$20,864	$17,289

9.    Incentive Stock Rights

On June 24, 2010, our Board of Directors adopted an Incentive Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of common stock, payable to holders of record on July 6, 2010. The rights would become exercisable if a person or group acquired or commenced a tender offer to acquire a set threshold of our outstanding common stock.  The Plan was subsequently amended in 2011 and 2013 to extend its termination date and make certain other changes.

On June 30, 2015, the Plan expired in accordance with its terms.

10.    Net Income Per Share

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

The following provides the computation of basic and diluted net income per share:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Net income attributable to Mentor Graphics shareholders	$31,212	$14,172	$21,327	$11,621
Adjustment to redemption value of non-controlling interest with redemption feature	(144)	895	125	1,562
Adjusted net income attributable to Mentor Graphics shareholders	$31,068	$15,067	$21,452	$13,183
Weighted average common shares used to calculate basic net income per share	116,584	113,868	116,296	114,396
Employee stock options, restricted stock units and employee stock purchase plan	2,784	2,683	2,690	2,564
Weighted average common and potential common shares used to calculate diluted net income per share	119,368	116,551	118,986	116,960
Net income per share attributable to Mentor Graphics shareholders:
Basic net income per share	$0.27	$0.13	$0.18	$0.12
Diluted net income per share	$0.26	$0.13	$0.18	$0.11

We excluded from the computation of diluted net income per share no shares of common stock for the three months ended July 31, 2015 and 583 shares of common stock for restricted stock units and ESPP purchase rights for the six months ended July 31, 2015 compared to 20 shares of common stock for stock options for the three months ended July 31, 2014 and 701 shares of common stock for stock options and ESPP purchase rights for the six months ended July 31, 2014. These stock options, restricted stock units, and ESPP purchase rights were determined to be anti-dilutive as a result of applying the treasury stock method.

We have decreased the numerator of our basic and diluted earnings per share calculation by $(144) for the three months ended July 31, 2015 for the increase of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. We have increased the numerator of our basic and diluted earnings per share calculation by $125 for the six months ended July 31, 2015, $895 for the three months ended July 31, 2014 and $1,562 for the six months ended July 31, 2014 for the decrease of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

The effect of the conversion of the 4.00% Debentures was anti-dilutive and therefore excluded from the computation of diluted net income per share. We assume that the excess of the value of the converted shares over the principal amount of the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect on net income per share. If the 4.00% Debentures had been dilutive we would have included additional income and additional incremental shares as shown in the following table:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Additional income	$2,075	$2,075	$2,075	$2,075
Additional incremental shares	2,825	521	2,489	538

The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, are further described in Note 5. “Notes Payable.”

11.    Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

As of	July 31, 2015	January 31, 2015
Foreign currency translation adjustment	$(16,246)	$(12,044)
Unrealized gain on derivatives	401	42
Pension liability	111	115
Total accumulated other comprehensive loss	$(15,734)	$(11,887)

12.    Special Charges

The following is a summary of the components of special charges:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Voluntary early retirement program	$—	$—	$25,435	$—
Employee severance and related costs	840	575	10,703	1,700
Litigation costs	944	4,231	2,519	8,189
Other costs, net	402	302	506	1,145
Total special charges	$2,186	$5,108	$39,163	$11,034

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 and 110 employees elected to participate. The costs presented here are for severance benefits. Approximately 93% of these costs were paid during the six months ended July 31, 2015. We expect to pay the remainder during the fiscal year ending January 31, 2016.

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

Approximately 61% of the employee severance and related costs for the six months ended July 31, 2015 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2016. Substantially all of the employee severance and related costs for the six months ended July 31, 2014 were paid during the fiscal year ending January 31, 2015. There were no significant modifications to the amount of those charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2015:

	Accrued special charges as of	Charges during the six months ended	Payments during the six months ended	Accrued special charges as of
	January 31, 2015	July 31, 2015	July 31, 2015	July 31, 2015	(1)
Voluntary early retirement program	$—	$25,435	$(23,730)	$1,705
Employee severance and related costs	370	10,703	(6,827)	4,246
Litigation costs	3,406	2,519	(5,087)	838
Other costs, net	741	506	(371)	876
Total accrued special charges	$4,517	$39,163	$(36,015)	$7,665

(1)
Of the $7,665 total accrued special charges as of July 31, 2015, $588 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,077 represents the short-term portion of accrued special charges.

13.    Related Party Transactions

Certain members of our Board of Directors also serve as executive officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. We had amounts receivable from these customers of $16,237 as of July 31, 2015 and $46,661 as of January 31, 2015. The following table shows revenue recognized from these customers:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenues from customers	$4,086	$5,105	$7,152	$11,155
Percentage of total revenues	1.5%	2.0%	1.3%	2.2%

14.    Income Taxes

The provision for income taxes was as follows:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Income tax expense (benefit)	$4,071	$(1,768)	$2,559	$(1,942)
Effective tax rate	11.7%	(14.7)%	11.3%	(22.1)%
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

Our effective tax rate is 11.3% for the six months ended July 31, 2015, after the inclusion of $(1,618) in net favorable period specific items. For our full year forecast, we have projected a 16.0% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2015. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:

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

As of July 31, 2015, we had a liability of $19,098 for income taxes associated with uncertain income tax positions. Of this liability, $238 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $18,860 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

15.    Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Six months ended July 31,
	2015	2014
Cash paid, net for:
Interest	$5,966	$5,865
Income taxes	$5,693	$6,408

16.    Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were as follows:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenues:
United States	$115,598	$111,692	$244,789	$236,458
Europe	69,520	55,462	115,839	115,611
Japan	15,524	20,973	36,941	42,254
Pacific Rim	77,458	62,963	147,587	106,676
Other	2,962	9,143	8,049	11,385
Total revenues	$281,062	$260,233	$553,205	$512,384

For the three months ended July 31, 2015, one customer accounted for 24.0% of our total revenues. For the three months ended July 31, 2014, no customer accounted for 10.0% or more of our total revenues. For the six months ended July 31, 2015, one customer accounted for 14.0% of our total revenues. For the six months ended July 31, 2014, one customer accounted for 11.0% of our total revenues.

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

Bad debt expense recorded for the first six months of fiscal 2016 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first six months of fiscal 2016 increased by approximately 30% compared to the first six months of fiscal 2015 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 45% of total bookings for the first six months of fiscal 2016 compared to 35% for the first six months of fiscal 2015. The number of new customers during the first six months of fiscal 2016 decreased approximately 25% from the levels experienced during the first six months of fiscal 2015.

Product Development

During the first six months of fiscal 2016, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first six months of fiscal 2016, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2015	Change	2014	2015	Change	2014
System and software revenues	$162.2	8%	$149.5	$318.1	7%	$297.7
System and software gross profit	$147.4	12%	$131.5	$287.8	15%	$251.3
Gross profit percent	91%		88%	90%		84%
Service and support revenues	$118.9	7%	$110.7	$235.1	10%	$214.7
Service and support gross profit	$87.4	10%	$79.8	$170.1	10%	$154.7
Gross profit percent	74%		72%	72%		72%
Total revenues	$281.1	8%	$260.2	$553.2	8%	$512.4
Total gross profit	$234.8	11%	$211.3	$457.9	13%	$406.0
Gross profit percent	84%		81%	83%		79%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2015	Change	2014	2015	Change	2014
Upfront license revenues	$128.8	3%	$124.9	$256.6	3%	$249.7
Ratable license revenues	33.4	36%	24.6	61.5	28%	48.0
Total system and software revenues	$162.2	8%	$149.5	$318.1	7%	$297.7

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

Ten customers accounted for approximately 65% of system and software revenues for the three months ended July 31, 2015 and 50% for the six months ended July 31, 2015 compared to approximately 55% for the three months ended July 31, 2014 and 45% for the six months ended July 31, 2014.

System and software revenues increased $12.7 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014, primarily due to an increase in software license revenues of $11.7 driven by timing of contract renewals.

System and software revenues increased $20.4 for the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The effect of acquisitions completed in fiscal years 2016 and 2015 on fiscal 2016 system and software revenues was $6.1. The remaining increase was primarily a result of increased software license revenues driven by timing of contract renewals.

For the three months ended July 31, 2015, one customer accounted for 24% of total revenues. For the three months ended July 31, 2014, no single customer accounted for 10% or more of total revenues. For the six months ended July 31, 2015, one customer accounted for 14% of total revenues. For the six months ended July 31, 2014, one customer accounted for 11% of total revenues.

System and software gross profit percent was higher for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 and for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 primarily due to a more favorable product mix.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

Service and support revenues increased $8.2 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The effect of acquisitions completed in fiscal 2016 and 2015 on service and support revenues for the three months ended July 31, 2015 was $4.6. The remaining increase was primarily due to increased support revenues resulting from an increase in our installed base.

Service and support revenues increased $20.4 for the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The effect of acquisitions completed in fiscal 2016 and 2015 on service and support revenues for the six months ended July 31, 2015 was $9.7. The remaining increase was primarily due to increased support revenues resulting from an increase in our installed base.

Service and support gross profit percent was higher for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 due to increased margins on training and consulting services.

Geographic Revenues Information

Revenue by Geography

	Three months ended July 31,			Six months ended July 31,
	2015	Change	2014	2015	Change	2014
North America	$118.6	(2)%	$120.8	$252.9	2%	$247.8
Europe	69.5	25%	55.4	115.8	—%	115.6
Japan	15.5	(26)%	21.0	36.9	(13)%	42.3
Pacific Rim	77.5	23%	63.0	147.6	38%	106.7
Total revenues	$281.1	8%	$260.2	$553.2	8%	$512.4

The increase in revenues in Europe and Pacific Rim for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 was primarily due to the timing of emulation shipments and the timing of contract renewals. The decrease in revenues in Japan for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 was primarily due to the timing of contract renewals. The increase in revenues in Pacific Rim for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 was primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Conversely, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended July 31, 2015, approximately 25% of European and approximately 75% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the six months ended July 31, 2015, approximately 35% of European and approximately 80% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of $5.4 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen and euro. Foreign currency had an unfavorable impact of $11.0 for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen and euro.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenues:
IC Design to Silicon	40%	30%	40%	25%
Scalable Verification	25%	25%	25%	30%
Integrated Systems Design	20%	25%	20%	25%
New and Emerging Products	5%	10%	5%	10%
Services and Other	10%	10%	10%	10%
Total revenues	100%	100%	100%	100%

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2015	Change	2014	2015	Change	2014
Research and development	$89.1	2%	$87.5	$178.6	4%	$172.0
Marketing and selling	84.7	3%	82.3	169.7	2%	166.9
General and administration	18.7	(4)%	19.5	36.6	(2)%	37.2
Equity in earnings of Frontline	(1.4)	(30)%	(2.0)	(2.2)	(35)%	(3.4)
Amortization of intangible assets	2.2	10%	2.0	4.4	16%	3.8
Special charges	2.2	(57)%	5.1	39.2	256%	11.0
Total operating expenses	$195.5	1%	$194.4	$426.3	10%	$387.5

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Research and development	32%	34%	32%	34%
Marketing and selling	30%	32%	31%	33%
General and administration	7%	7%	7%	7%
Total selected operating expenses	69%	73%	70%	74%

Research and Development

Research and development expenses increased by $1.6 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 and $6.6 for the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Six Months Ended
Salaries, variable compensation, and benefits expenses	$(0.8)	$0.2
Expenses associated with acquired businesses	2.0	5.2
Stock compensation	0.5	1.6
Other expenses	(0.1)	(0.4)
Total change in research and development expenses	$1.6	$6.6

Marketing and Selling

Marketing and selling expenses increased by $2.4 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 and $2.8 for the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Six Months Ended
Emulation demonstration inventory amortization	$1.9	$2.8
Salaries, variable compensation, and benefits expenses	0.3	(1.4)
Expenses associated with acquired businesses	0.4	1.4
Smaller reduction in bad debt expense	—	1.1
Other expenses	(0.2)	(1.1)
Total change in marketing and selling expenses	$2.4	$2.8

General and Administration

There were no significant changes within general and administration expenses, which decreased by $(0.8) for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 and $(0.6) for the six months ended July 31, 2015 compared to the six months ended July 31, 2014.

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $10.3 for the three months ended July 31, 2015 compared to the three months ended July 31, 2014, and approximately $20.1 for the six months ended July 31, 2015 compared to the six months ended July 31, 2014, primarily due to movements in the euro, Russian ruble and Japanese yen. The impact of these currency movements is reflected in the changes in operating expenses detailed above.

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2015	Change	2014	2015	Change	2014
Voluntary early retirement program	$—	—%	$—	$25.4	—%	$—
Employee severance and related costs	0.8	33%	0.6	10.7	529%	1.7
Litigation costs	1.0	(76%)	4.2	2.6	(68)%	8.2
Other costs, net	0.4	33%	0.3	0.5	(55)%	1.1
Total special charges	$2.2	(57%)	$5.1	$39.2	256%	$11.0

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 and 110 employees elected to participate. The costs presented here are for severance benefits.

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

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2015	Change	2014	2015	Change	2014
Income tax expense (benefit)	$4.1	(328)%	$(1.8)	$2.6	(237)%	$(1.9)

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

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Effective tax rate	12%	(15)%	11%	(22)%
Net period specific items benefit	$(1.9)	$(3.2)	$(1.6)	$(3.2)
Effective tax rate without period specific items	17%	12%	18%	14%

For the six months ended July 31, 2015, we have an 11% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the six months ended July 31, 2014 due to the lower benefit from period specific items both in dollars and as a percentage of income before income tax, as well as application of the accounting guidance for interim periods with respect to jurisdictions with projected losses before tax for which no tax benefits will be recognized and the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected a 16% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2015. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

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

We have not provided for taxes which would result from the distribution of earnings by our foreign subsidiaries to the extent they are considered permanently reinvested. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for taxes on those earnings in our tax provision.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases, it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2012 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal 2011 in Ireland.

We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by taxing authorities even though we believe that the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves quarterly and adjust the reserves as events occur that affect our potential liability for additional taxes. Many of these events cannot be predicted, such as clarifications of tax law by administrative or judicial means, and it is often difficult to predict the final outcome or timing of resolution of any particular tax matter. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate.

Our tax position in the U.S. could be impacted by the U.S.Tax Court opinion issued on July 27, 2015 in Altera Corp. v. Commissioner which invalidates part of a Treasury Regulation requiring stock based compensation to be included in any qualified intercompany cost sharing arrangement.  There is uncertainty as to whether the Internal Revenue Service will appeal the U.S. Tax Court decision, the final resolution of this issue, and whether any claim for relief from U.S. Federal tax for past or future years can be sustained. Accordingly, for the six months ended July 31, 2015, no impact has been recorded.  Additionally, we are in the process of determining the impact, if any, the Altera opinion would have on our financial statements in future periods should additional information become available.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted. The standard permits one of two methods of adoption: (i) fully retrospectively; or (ii) prospectively to arrangements entered into, or materially modified, after the effective date. We are currently assessing the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted. This update is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods and services to customers. This ASU requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU also requires qualitative and quantitative disclosure about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB deferred the effective date of the revenue standard by one year. As a result, we will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted beginning in the first quarter of fiscal year 2018. The standard permits one of two methods for adoption: (i) retrospectively to each prior reporting period presented, with the ability to utilize certain practical expedients; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, including additional disclosures. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of July 31, 2015, we have cash totaling $274.1 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional taxes to repatriate these funds.

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

We have experienced no difficulties to date in raising debt. However, capital markets can be volatile, and we cannot assure that we will be able to raise debt or equity capital on acceptable terms, if at all.

Cash Flow Information

	Six months ended July 31,
	2015	2014
Cash provided by operating activities	$94.8	$38.6
Cash used in investing activities	$(22.2)	$(85.1)
Cash used in financing activities	$(6.6)	$(72.7)

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

As of	July 31, 2015	January 31, 2015
Trade accounts receivable, net	$443.8	$546.6
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$346.0	$337.6
Term receivables, long-term	$266.1	$301.9
Average days sales outstanding including the short-term portion of term receivables	142	112
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	31	43

The increase in the average days sales outstanding, including the short-term portion of term receivables, as of July 31, 2015 was primarily due to a decrease in revenue in the second quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in the average days sales outstanding, excluding the short-term portion of term receivables, as of July 31, 2015 was primarily due to a decrease in accounts receivable in the second quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $612.1 as of July 31, 2015 compared to $639.5 as of January 31, 2015.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $27.6 for the six months ended July 31, 2015 compared to $11.4 for the six months ended July 31, 2014. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2016.

Accrued Payroll and Related Liabilities

As of	July 31, 2015	January 31, 2015
Accrued payroll and related liabilities	$48.7	$108.6

The decrease in accrued payroll and related liabilities as of July 31, 2015 compared to January 31, 2015 was primarily due to incentive payments made during fiscal 2016 on fiscal 2015 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2015 primarily consisted of cash paid for capital expenditures and acquisitions of businesses.

Expenditures for property, plant, and equipment were $17.0 for the six months ended July 31, 2015 compared to $13.3 for the six months ended July 31, 2014. The expenditures for property, plant, and equipment for the six months ended July 31, 2015 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2016 to be approximately $55.0. We plan to finance these capital expenditures using cash on hand.

During the six months ended July 31, 2015, we paid $7.2 for acquisitions of businesses, compared to $75.9 during the six months ended July 31, 2014. The fiscal 2015 total represents cash payments of $46.8 ($45.5 net of cash acquired of $1.3) for the acquisition of Berkeley Design Automation, Inc. and $30.4 for acquisitions of other businesses. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities

For the six months ended July 31, 2015, cash used in financing activities consisted primarily of the payment of dividends, repayments of other borrowings and a net decrease in short-term borrowings.

During the six months ended July 31, 2015, we paid two quarterly dividends of $0.055 per share of outstanding common stock for a total of $12.8. On August 20, 2015, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on September 30, 2015 to shareholders of record as of the close of business on September 10, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock. During the six months ended July 31, 2015, we did not repurchase any shares compared to repurchases of 3.2 shares of common stock for $70.1 during the six months ended July 31, 2014. As of July 31, 2015, $175.0 remained available for purchase under the program.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $157.4 is available for common stock purchases or dividend payments under this limit as of July 31, 2015.

Repayments of other borrowings during the six months ended July 31, 2015 consisted of deferred payments for consideration related to prior year acquisitions.

Other Factors Affecting Liquidity and Capital Resources

4.00% Convertible Subordinated Debentures due 2031

In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 49.8058 shares of our common stock (equivalent to a conversion price of $20.08 per share). The events that permit conversion are described in Note 5. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If any one of the conversion events occurs, the 4.00% Debentures become convertible and the net balance of the 4.00% Debentures is classified as a current liability in our consolidated balance sheet. The classification of the 4.00% Debentures as current or long-term in the consolidated balance sheet is evaluated at each balance sheet date and may change from quarter to quarter depending on whether any of the conversion conditions are met.

During the fiscal quarter ended July 31, 2015, the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the period. Accordingly, the 4.00% Debentures are convertible at the option of the holders through October 31, 2015. Therefore, the carrying value of the 4.00% Debentures is classified as a current liability. Additionally, the excess of the principal amount over the carrying value of the 4.00% Debentures is reclassified from permanent equity to temporary equity in our consolidated balance sheets as of July 31, 2015. If the market price of our common stock does not exceed 120% of the conversion price for at least 20 of the last 30 trading days for the fiscal quarter ended October 31, 2015, the 4.00% Debentures will be reclassified as a long-term liability and the temporary equity will be reclassified to permanent equity in our consolidated balance sheet.

Although the 4.00% Debentures are currently convertible, we do not expect any of the holders to convert because the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received upon conversion. If all of the holders of the 4.00% Debentures elect to convert their debentures, we would be required to make cash payments of at least $253.0 prior to the maturity of the 4.00% Debentures.

We believe that current cash balances, cash generated from our operating activities in future periods, and access to our revolving credit facility, as well as additional financing arrangements will be sufficient to service any conversion of the 4.00% Debentures; however, future changes in our cash position; cash flows from operating, investing and financing activities; general business levels, and our access to additional financing, may impact our ability to settle the amount payable to the holders of any 4.00% Debentures that are converted.

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

For further information on the 4.00% Debentures, see Note 5. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

We have a syndicated, senior, unsecured, revolving credit facility with a maximum borrowing capacity of $125.0, which expires on January 9, 2020. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. Additionally, commitment fees can vary as they are are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40%.

We had no borrowings against the revolving credit facility during the six months ended July 31, 2015 and 2014.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of July 31, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 4. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2016

We expect revenues for the third quarter of fiscal 2016 to be approximately $290 with earnings for the same period of approximately $0.17 per diluted share. For the full fiscal year 2016, we expect revenues of approximately $1,285 with earnings of $1.25 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2015.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$144.5	0.23%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% classified as current as of July 31, 2015 and classified as long term as of July 31, 2014. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates.

As of July 31, 2015 and 2014, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 4. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

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

As of	July 31, 2015		January 31, 2015
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$56.7	0.92	$36.5	0.87
Japanese yen	35.5	123.81	21.6	117.77
Indian rupee	14.9	63.78	14.4	62.10
Israeli shekel	13.7	3.79	13.0	3.95
British pound	10.8	0.64	14.7	0.66
Taiwan dollar	5.8	31.09	11.4	31.53
Chinese yuan	3.0	6.12	10.0	6.14
Other (1)	22.1	—	23.7	—
Total forward contracts	$162.5		$145.3

(1)	Other includes the Canadian dollar, Korean won, Armenian dollar, Swiss franc, Danish kroner, Norwegian kroner, Russian ruble, Polish zloty, Hungarian forint, Chilean peso, and Singapore dollar.

Item 4.	Controls and Procedures

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

In some instances, we are unable to reasonably estimate any potential loss or range of loss. The nature and progression of litigation can make it difficult to predict the impact a particular lawsuit will have. There are many reasons why we cannot make these assessments, including, among others, one or more of the following: a proceeding being in its early stages; damages sought that are unspecific, unsupportable, unexplained or uncertain; discovery not having been started or being incomplete; the complexity of the facts that are in dispute; the difficulty of assessing novel claims; the parties not having engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and/or the often slow pace of litigation.

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys United States (U.S.) patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys has appealed the decision by the district court.

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

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of July 31, 2015, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. We intend to appeal that verdict.

Item 1A.	Risk Factors
The forward-looking statements contained under “Outlook for Fiscal 2016” in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact including without limitation statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal 2016”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
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
Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The increasing complexity of ICs and resulting increase in costs to design and manufacture ICs have in recent years led to fewer design starts, which could cause reduced demand for our products. In addition, the IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns could cause diminished demand for our products and services.
Our forecasts of our revenues and earnings outlook may be inaccurate.
Our revenues, particularly new hardware and software license revenues, are difficult to forecast. We use a “pipeline” system, a common industry practice, to forecast revenues and trends in our business. Sales personnel monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale, and the products or services to be sold. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. In particular, a slowdown in customer spending or weak economic conditions generally can reduce the conversion rate in a particular quarter as purchasing decisions are delayed, reduced in amount, or canceled. The conversion rate can also be affected by the tendency of some of our customers to postpone negotiating the terms of a transaction until the end of a fiscal quarter anticipating they will obtain more favorable terms. This may result in failure to agree to terms within the fiscal quarter and cause expected revenue to slip into a subsequent quarter.
Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses, products and services purchased by our customers.
We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If planned contract renewals are delayed or the average size of renewed contracts is smaller than we anticipate, we could fail to meet our own and investors’ expectations, which could have a material adverse impact on our stock price.
Our revenues are also affected by the mix of transaction types in which we recognize revenues in different ways as required by accounting rules: as payments become due and payable, on a cash basis, ratably over the license term, or at the beginning of the license term. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of revenues to future periods and would decrease current revenues, which could result in us not meeting near-term revenue expectations.
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
Designing, developing, and introducing new emulation products is a complicated process. The development process for our emulation products requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture next generation products in sufficient volumes to meet this demand and do so in a cost effective manner. Our manufacturing model, in which our emulation products generally are not built until after customer orders have been forecast, may from time to time experience delays in delivering products to customers in a timely manner. These delays could cause our customers to purchase emulation products from our competitors. Customers may also delay purchases of existing products in anticipation of next generation product releases. We must minimize this impact by managing the introduction and transition of new generations of emulation hardware.
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
We typically generate more than half of our revenues from customers outside the United States (U.S.) and we generate approximately 35% of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen and the euro, could have an adverse impact on our operating results.
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
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with or manufactured using our software that may not operate as expected. Errors or defects could result in:

•	Loss of current customers and market share, and loss of or delay in revenue;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolve problems resulting from errors or defects;

•	Disputes with customers relating to such errors or defects, which could result in litigation or other concessions; and

•	Increased support or service costs.
In addition, we include limited amounts of third-party technology in our products and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.
Long sales cycles and delay in customer completion of projects make the timing of our revenues difficult to predict.
We have a long sales cycle. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Purchases of our products and services are sometimes discretionary and may be delayed if customers postpone approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes. Long sales cycles for our hardware products may subject us to risks over which we have limited control, including insufficient, excess, or obsolete inventory, variations in inventory valuation, and fluctuations in quarterly operating results.
Any loss of our leadership position in certain categories of the EDA market could harm our business.
The industry in which we compete is characterized by very strong leadership positions in specific categories of the EDA market. For example, one company may have a large percentage of sales in the physical verification category of the market while another may have a similarly strong position in mixed-signal simulation. These strong leadership positions can be maintained for significant periods of time as the software is difficult to master and customers are disinclined to make changes once their employees, as well as others in the industry, have developed familiarity with a particular software product. For these reasons, much of our profitability arises from niche areas in which we are the leader. Conversely, it is difficult for us to achieve significant profits in niche areas where other companies are the leaders. If for any reason we lose our leadership position in an important niche, our business could be materially adversely impacted.
Conflict minerals regulations may adversely impact our ability to conduct our business.
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
Accounting rules governing revenue recognition are complex and periodically change.
The accounting rules governing revenue recognition are complex and are revised periodically. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). This rule is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to receive for goods and services provided to customers. The rule defines a five step process for revenue recognition, making it possible for more judgment and estimation within the revenue recognition process than is required under existing U.S. GAAP. Currently, we will be required to implement this guidance in the first quarter of fiscal year 2019. The standard permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. Implementation of this new standard could have a significant effect on our reported financial results.
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
Certain tax policy efforts by the European Union and the Organisation for Economic Co-operation and Development (OECD), including the discussions under the Base Shifting and Profit Erosion Initiative, could have a material effect on the taxation of international business and in particular, companies with global IP and supply chain structures and companies which publish software.  Further, many of the countries where we are subject to taxes, such as the U.S. and numerous foreign jurisdictions, including France, Ireland, Israel, India, Japan, and the United Kingdom, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Furthermore, certain of these countries, such as the United Kingdom with its Diverted Profits Tax, have already enacted legislation which would affect international businesses such as ours, and other countries have changed their approach to auditing companies and enforcing their applicable tax laws. Such changes, if brought into tax legislation, regulations and policy, could increase our effective tax rates in many of the countries where we have operations and our overall tax rate could be materially affected, impacting our operating results, cash flows and financial condition.
There are limitations on the effectiveness of controls.
We do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud or that our policies and procedures can prevent all violations of the law by our employees, contractors, or agents. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our control system will detect all errors and instances of fraud, if any, or prevent our employees, contractors, or agents from breaching or circumventing our policies or violating laws and regulations. Failure of our control systems to prevent error and fraud or violations of the law could materially adversely impact us.
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
Our competitors may acquire technology or companies offering competing or complementary product offerings which could adversely impact our ability to compete. A competitor may be able to deliver better or broader product offerings, offer better pricing, or otherwise make it more desirable for our customers to buy more of the tools in their design flow after the acquisition. In addition, our competitors may purchase companies or technology that we had an interest in acquiring, which could limit our expansion into certain market segments. Similarly, our competitors may purchase companies or technology on which we have a dependency resulting from our bundling the acquired software with our products or our use of the acquired software in our research and development environment.
Customers may acquire or merge with other customers or their business.
Like many industries, the semiconductor and electronics industries are subject to mergers, acquisitions, and divestitures and our customers or parts of their business may acquire or be acquired by other customers. Such changes could result in fewer customers in the industries or the loss of some customers to competitors, or reduced customer spending on software and services due to redundancies or stronger customer negotiating power, which could have an adverse effect on our business and future revenues.
Customer payment defaults could adversely affect our timing of revenue recognition.
We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk of non-collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We have a history of successfully collecting under the original payment terms of fixed-term license agreements without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, then under U.S. GAAP, revenue would be required to be recognized as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.
We may not adequately protect our proprietary rights or we may fail to obtain software or other intellectual property licenses.
Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our IP, we cannot assure that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, continue to obtain patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot assure that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. In addition, recent U.S. court decisions have substantially weakened the enforceability of patents for software-related inventions, which make up a large portion of our patent portfolio. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the

U.S. In addition, despite the actions we take to limit piracy, other parties regularly illegally copy and use our products, which results in lost revenue.
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
As of July 31, 2015, we had $258.0 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $3.2 million in other notes payable, and $1.8 million in short-term borrowings. This level of indebtedness among other things could:

•	Make it difficult for us to satisfy payment obligations on our debt;

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of July 31, 2015 of $20.08 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.09 per share as of July 31, 2015, for at least 20 of the last 30 trading days of the previous fiscal quarter. Our 4.00% Debentures are convertible as of July 31, 2015. If any of the holders elect to convert their debentures, we are required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition. However, the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received on conversion, so, we believe it is unlikely at this time that a significant amount of our 4.00% Debentures will be converted.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50 million plus 70% of our cumulative net income for the periods after January 31, 2011. We were in compliance with all financial covenants as of July 31, 2015. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
May 1 - May 31, 2015	—	$—	—	$175,000,019
June 1 - June 30, 2015	—	$—	—	$175,000,019
July 1 - July 31, 2015	—	$—	—	$175,000,019
	—	$—	—

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

Dated: August 31, 2015	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer