Form 10-Q
period 2015-10-31
MENTOR GRAPHICS CORP
filed 2015-12-03
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Number of shares of common stock, no par value, outstanding as of December 1, 2015: 117,479,862

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
In thousands, except per share data
Revenues:
System and software	$168,699	$178,115	$486,831	$475,824
Service and support	121,817	114,568	356,890	329,243
Total revenues	290,516	292,683	843,721	805,067
Cost of revenues:
System and software	9,759	11,821	36,432	54,977
Service and support	35,286	33,670	100,275	93,684
Amortization of purchased technology	1,844	2,050	5,496	5,252
Total cost of revenues	46,889	47,541	142,203	153,913
Gross profit	243,627	245,142	701,518	651,154
Operating expenses:
Research and development	99,669	96,269	278,237	268,262
Marketing and selling	93,165	89,875	262,857	256,814
General and administration	19,665	19,851	56,298	57,006
Equity in earnings of Frontline	(1,755)	(1,184)	(3,976)	(4,625)
Amortization of intangible assets	2,364	2,233	6,817	6,009
Special charges	4,831	8,375	43,994	19,409
Total operating expenses	217,939	215,419	644,227	602,875
Operating income:	25,688	29,723	57,291	48,279
Other income (expense), net	320	(381)	849	(743)
Interest expense	(4,915)	(4,934)	(14,381)	(14,326)
Income before income tax	21,093	24,408	43,759	33,210
Income tax expense	7,204	3,849	9,763	1,907
Net income	13,889	20,559	33,996	31,303
Less: Loss attributable to noncontrolling interest	(790)	(471)	(2,010)	(1,348)
Net income attributable to Mentor Graphics shareholders	$14,679	$21,030	$36,006	$32,651
Net income per share:
Basic	$0.13	$0.18	$0.31	$0.30
Diluted	$0.12	$0.18	$0.30	$0.29
Weighted average number of shares outstanding:
Basic	117,759	114,405	116,787	114,399
Diluted	120,141	116,715	121,963	116,928
Cash dividends declared per common share	$0.055	$0.050	$0.165	$0.150
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
In thousands
Net income	$13,889	$20,559	$33,996	$31,303
Other comprehensive income (loss), net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	89	(145)	469	(294)
Less: Reclassification adjustment for net income (loss) included in net income	497	(165)	518	(248)
Net change	(408)	20	(49)	(46)
Change in accumulated translation adjustment	(1,698)	(11,790)	(5,858)	(12,493)
Change in pension liability	(1)	(2)	(5)	(6)
Other comprehensive loss	(2,107)	(11,772)	(5,912)	(12,545)
Comprehensive income	11,782	8,787	28,084	18,758
Less amounts attributable to the noncontrolling interest:
Net loss	(790)	(471)	(2,010)	(1,348)
Change in accumulated translation adjustment	(16)	3	26	8
Comprehensive loss attributable to the noncontrolling interest	(806)	(468)	(1,984)	(1,340)
Comprehensive income attributable to Mentor Graphics shareholders	$12,588	$9,255	$30,068	$20,098
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	October 31, 2015	January 31, 2015
In thousands
Assets
Current assets:
Cash and cash equivalents	$279,001	$230,281
Trade accounts receivable, net of allowance for doubtful accounts of $3,653 as of October 31, 2015 and $4,217 as of January 31, 2015	447,760	546,622
Other receivables	21,239	20,984
Inventory	23,013	22,512
Prepaid expenses and other	22,509	22,357
Deferred income taxes	24,345	23,490
Total current assets	817,867	866,246
Property, plant, and equipment, net of accumulated depreciation of $344,164 as of October 31, 2015 and $334,619 as of January 31, 2015	172,724	170,737
Term receivables	283,756	301,862
Goodwill	607,399	599,929
Intangible assets, net of accumulated amortization of $221,827 as of October 31, 2015 and $209,931 as of January 31, 2015	41,169	45,577
Other assets	68,221	64,671
Total assets	$1,991,136	$2,049,022
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,386	$7,228
Current portion of notes payable	235,300	—
Accounts payable	9,744	12,687
Income taxes payable	6,041	5,994
Accrued payroll and related liabilities	69,615	108,553
Accrued and other liabilities	40,455	47,728
Deferred revenue	212,021	259,340
Total current liabilities	574,562	441,530
Notes payable	5,188	230,400
Deferred revenue	18,149	21,251
Income tax liability	20,682	19,279
Deferred income taxes, long-term	31,704	31,774
Other long-term liabilities	17,132	18,562
Total liabilities	667,417	762,796
Commitments and contingencies (Note 6)
Convertible notes (Note 5)	17,700	—
Noncontrolling interest with redemption feature	—	13,372
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2015 and January 31, 2015; 118,298 shares issued and outstanding as of October 31, 2015 and 115,790 shares issued and outstanding as of January 31, 2015	854,665	832,612
Retained earnings	468,902	451,901
Accumulated other comprehensive loss	(17,825)	(11,887)
Noncontrolling interest	277	228
Total stockholders’ equity	1,306,019	1,272,854
Total liabilities and stockholders’ equity	$1,991,136	$2,049,022
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended October 31,
	2015	2014
In thousands
Operating Cash Flows:
Net income	$33,996	$31,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	26,999	25,683
Amortization of intangible assets, debt costs and other	18,926	17,581
Stock-based compensation	30,889	26,391
Deferred income taxes	(1,352)	1,208
Changes in other long-term liabilities	(1,016)	973
Dividends received from unconsolidated entities, net of equity in income (loss)	157	(103)
Other	(702)	80
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	97,037	44,977
Prepaid expenses and other	(10,722)	(10,533)
Term receivables, long-term	17,059	15,679
Accounts payable and accrued liabilities	(44,158)	(53,136)
Income taxes receivable and payable	2,746	(4,428)
Deferred revenue	(50,013)	(38,597)
Net cash provided by operating activities	119,846	57,078
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	—	4,124
Proceeds from sale of building	2,068	—
Purchases of property, plant, and equipment	(28,337)	(21,872)
Acquisitions of businesses and other intangible assets, net of cash acquired	(11,700)	(78,600)
Net cash used in investing activities	(37,969)	(96,348)
Financing Cash Flows:
Proceeds from issuance of common stock	21,294	17,409
Repurchase of common stock	(10,000)	(70,053)
Dividends paid	(19,263)	(17,168)
Net decrease in short-term borrowing	(5,875)	(8,243)
Repayments of other borrowings	(7,225)	(2,011)
Purchase of noncontrolling interest in Calypto	(11,088)	—
Proceeds (payments) from the sale of subsidiary shares to noncontrolling interest	7	(121)
Net cash used in financing activities	(32,150)	(80,187)
Effect of exchange rate changes on cash and cash equivalents	(1,007)	(1,257)
Net change in cash and cash equivalents	48,720	(120,714)
Cash and cash equivalents at the beginning of the period	230,281	293,322
Cash and cash equivalents at the end of the period	$279,001	$172,608
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

2.    Fair Value Measurement

The following table presents information about financial liabilities measured at fair value on a recurring basis as of October 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$2,881	$—	$—	$2,881

The following table presents information about financial liabilities measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$4,563	$—	$—	$4,563

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. As of October 31, 2015, of the total recorded contingent consideration balance, $1,275 was included in accrued and other liabilities and $1,606 was included in other long-term liabilities on our condensed consolidated balance sheet. As of January 31, 2015, of the total recorded contingent consideration balance, $1,515 was included in accrued and other liabilities and $3,048 was included in other long-term liabilities on our consolidated balance sheet.

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of October 31, 2015 encompasses the following significant unobservable inputs (Level 3):

Unobservable Inputs	Range
Total estimated contingent consideration	$782	-	$4,404
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	1	-	3

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2015	$4,563
Payments	(1,525)
Adjustments	(254)
Interest accretion	97
Balance as of October 31, 2015	$2,881

The following table summarizes the fair value and carrying value of notes payable:

As of	October 31, 2015	January 31, 2015
Fair value of notes payable	$352,552	$310,173
Carrying value of notes payable	$240,488	$230,400

We based the fair value of our 4.00% Convertible Subordinated Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). Of the total carrying value of notes payable, $235,300 was classified as current on our condensed consolidated balance sheet as of October 31, 2015 and none was classified as current on our condensed consolidated balance sheet as of January 31, 2015. For further information on the current classification of notes payable, see Note 5. “Notes Payable.”

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

3.    Term Receivables and Trade Accounts Receivable

We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. Balances for term agreements that are due within one year of the balance sheet date are included in trade accounts receivable, net and balances that are due more than one year from the balance sheet date are included in term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction, to system and software revenues over the period in which payments are made and balances are outstanding, using the effective interest method. We determine the discount rate at the outset of the arrangement based upon the current credit rating of the customer. We reset the discount rate periodically considering changes in prevailing interest rates but do not adjust previously discounted balances.

Term receivable and trade accounts receivable balances were as follows:

As of	October 31, 2015	January 31, 2015
Trade accounts receivable	$113,243	$208,996
Term receivables, short-term	$334,517	$337,626
Term receivables, long-term	$283,756	$301,862

Trade accounts receivable include billed amounts whereas term receivables, short-term are comprised of unbilled amounts. Term receivables, short-term represent the portion of long-term installment agreements that are due within one year of the balance sheet date. Billings for term agreements typically occur thirty days prior to the contractual due date, in accordance with individual contract installment terms. Term receivables, long-term represent unbilled amounts which are scheduled to be billed beyond one year from the balance sheet date.

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

The credit risk assessment for our long-term receivables was as follows:

As of	October 31, 2015	January 31, 2015
S&P credit rating:
AAA+ through BBB-	$176,539	$192,430
BB+ and lower	39,963	31,939
	216,502	224,369
Internal credit assessment	67,254	77,493
Total long-term term receivables	$283,756	$301,862

We maintain allowances for doubtful accounts on trade accounts receivable and term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of customers, the current business environment, and historical experience. If these factors change or circumstances related to specific customers change, we adjust the estimates of the recoverability of receivables resulting in either additional selling expense or a reduction in selling expense in the period the determination is made.

We reduced our allowance for doubtful accounts during the nine months ended October 31, 2014 by $1,691 to reflect a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our statement of income.

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Nine months ended October 31, 2015	$4,217	$(522)	$(42)	$3,653
Nine months ended October 31, 2014	$5,469	$(1,865)	$(252)	$3,352
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $42,030 for the nine months ended October 31, 2015 compared to $21,956 for the nine months ended October 31, 2014. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

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
As a result of these interest rate options, our interest expense associated with borrowings under this revolving credit facility will vary.
We had no borrowings against the revolving credit facility during the nine months ended October 31, 2015 and 2014. Commitment fees are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40% based on a pricing grid tied to a financial covenant.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50,000 plus 70% of our cumulative net income for the periods after January 31, 2011. We were in compliance with all financial covenants as of October 31, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

5.    Notes Payable

Notes payable consist of the following:

As of	October 31, 2015	January 31, 2015
4.00% Debentures due 2031	$235,300	$230,400
Other	5,188	—
Notes Payable	240,488	230,400
4.00% Debentures due 2031, current portion	(235,300)	—
Notes payable, long-term	$5,188	$230,400

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
The 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120.0% of the conversion price, or $24.09 per share as of October 31, 2015, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

As of October 31, 2015, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $89,744.

During the fiscal quarter ended October 31, 2015, the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the period. Accordingly, the 4.00% Debentures are convertible at the option of the holders through January 31, 2016. Therefore, the carrying value of the 4.00% Debentures is classified as a current liability. Additionally, the excess of the principal amount over the carrying value of the 4.00% Debentures is reclassified from permanent equity to temporary equity in our consolidated balance sheet as of October 31, 2015. The determination of whether or not the 4.00% Debentures are convertible is performed at each balance sheet date and may change from quarter to quarter. If this threshold is not met next quarter, the 4.00% Debentures will be reclassified as a long-term liability and the temporary equity will be reclassified to permanent equity in our consolidated balance sheet.

If a holder elects to convert their 4.00% Debentures through January 31, 2016, we would be required to pay cash for at least the principal amount of converted 4.00% Debentures. At the end of the fiscal quarter ended October 31, 2015 a minimal number of holders requested conversion. As of October 31, 2015, no cash or shares had been delivered related to the conversion requests.

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

The 4.00% Debentures contain a conversion feature allowing for settlement of the debt in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of	October 31, 2015	January 31, 2015
Principal amount	$253,000	$253,000
Unamortized debt discount	(17,700)	(22,600)
Net carrying amount of the liability component	$235,300	$230,400
Equity component, net of debt issuance costs	$42,531	$42,531

The unamortized debt discount amortizes to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Interest expense at the contractual interest rate	$2,530	$2,530	$7,590	$7,590
Amortization of debt discount	$1,663	$1,548	$4,900	$4,563

The effective interest rate on the 4.00% Debentures was 7.25% for the nine months ended October 31, 2015 and 2014.

Other Notes Payable

In February 2015, we issued a subordinated note payable as part of a business combination, and $3,188 of principal was outstanding on this note as of October 31, 2015. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

In September 2015, we issued a $2,000 subordinated note payable as part of a business combination. The note bears interest at a rate of 4.0% and is due in full on September 8, 2018.

6.    Commitments and Contingencies

Indemnifications

Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of October 31, 2015, we were not aware of any material liabilities arising from these indemnification obligations.

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

In May 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringed on two additional Synopsys U.S. patents. These claims have been dismissed.

We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36,000 as well as certain royalties. As of October 31, 2015, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. We have appealed that verdict.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

7.    Stockholders' Equity

Dividends

The following table summarizes dividends declared since the beginning of fiscal year 2015:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2016
11/19/2015	12/15/2015	1/4/2016	$0.055
8/20/2015	9/10/2015	9/30/2015	$0.055	$6,491
5/22/2015	6/10/2015	6/30/2015	$0.055	$6,389
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383
Fiscal Year 2015
11/20/2014	12/10/2014	1/2/2015	$0.05	$5,743
8/21/2014	9/10/2014	9/30/2014	$0.05	$5,697
5/22/2014	6/10/2014	6/30/2014	$0.05	$5,693
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Cost of revenues	$665	$608	$1,981	$1,687
Operating expenses:
Research and development	4,095	3,651	12,213	10,203
Marketing and selling	2,468	2,371	7,314	6,692
General and administration	2,797	2,472	9,381	7,809
Equity plan-related compensation expense	$10,025	$9,102	$30,889	$26,391

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

10.    Net Income Per Share

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common shares issuable upon vesting of restricted stock units, exercise of stock options and ESPP purchase rights, and conversion of the 4.00% Debentures using the treasury stock method.

The following provides the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Net income attributable to Mentor Graphics shareholders	$14,679	$21,030	$36,006	$32,651
Adjustment to redemption value of noncontrolling interest with redemption feature	133	(267)	258	1,295
Adjusted net income attributable to Mentor Graphics shareholders, basic	14,812	20,763	36,264	33,946
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	—	—	519	—
Adjusted net income attributable to Mentor Graphics shareholders, diluted	$14,812	$20,763	$36,783	$33,946

Weighted average common shares used to calculate basic net income per share	117,759	114,405	116,787	114,399
Employee stock options, restricted stock units, employee stock purchase plan and convertible debt	2,382	2,310	5,176	2,529
Weighted average common and potential common shares used to calculate diluted net income per share	120,141	116,715	121,963	116,928

Net income per share attributable to Mentor Graphics shareholders:
Basic net income per share	$0.13	$0.18	$0.31	$0.30
Diluted net income per share	$0.12	$0.18	$0.30	$0.29

We have adjusted the numerator of our basic and diluted earnings per share calculation for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. The effect of the conversion of the 4.00% Debentures was dilutive for the nine months ended October 31, 2015. We assume that the excess of the value of the converted shares over the principal amount of the 4.00% Debentures will be settled in common stock for purposes of calculating the dilutive effect on net income per share. We have adjusted the numerator of our diluted earnings per share calculation for the forfeited interest, net of tax, resulting from the assumed conversion.

The effect of the conversion of the 4.00% Debentures was anti-dilutive for the three months ended October 31, 2015 and the three and nine months ended October 31, 2014 and therefore excluded from the computation of diluted net income per share. The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, is further described in Note 5. “Notes Payable.”

The following details adjustments to net income excluded from the computation of diluted net income:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	$519	$519	$—	$519

The following details shares excluded from the computation of diluted net income:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Shares of common stock for restricted stock units	—	1,657	—	1,138
Shares of common stock for stock options	—	20	—	51
Shares of common stock for convertible debt	2,695	354	—	476
Total anti-dilutive shares excluded	2,695	2,031	—	1,665

These stock options, restricted stock units, and convertible debt were determined to be anti-dilutive as a result of applying the treasury stock method.

11.    Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

As of	October 31, 2015	January 31, 2015
Foreign currency translation adjustment	$(17,928)	$(12,044)
Unrealized gain (loss) on derivatives	(7)	42
Pension liability	110	115
Total accumulated other comprehensive loss	$(17,825)	$(11,887)

12.    Special Charges

The following is a summary of the components of special charges:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Voluntary early retirement program	$(203)	$—	$25,232	$—
Employee severance and related costs	3,485	1,377	14,188	3,077
Litigation costs	1,122	7,004	3,641	15,193
Other costs, net	427	(6)	933	1,139
Total special charges	$4,831	$8,375	$43,994	$19,409

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 and 110 employees elected to participate. The costs presented here are for severance benefits. Approximately 96% of these costs were paid during the nine months ended October 31, 2015. We expect to pay the remainder during the fiscal year ending January 31, 2016.

Employee severance and related costs include severance benefits and notice pay. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We record the charge for estimated severance benefits in the quarter that the rebalance plan is approved.

Approximately 64% of the employee severance and related costs for the nine months ended October 31, 2015 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2016. Substantially all of the employee severance and related costs for the nine months ended October 31, 2014 were paid during the fiscal year ending January 31, 2015. There were no significant modifications to the amount of those charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2015:

	Accrued special charges as of	Charges during the nine months ended	Payments during the nine months ended	Accrued special charges as of
	January 31, 2015	October 31, 2015	October 31, 2015	October 31, 2015	(1)
Voluntary early retirement program	$—	$25,232	$(24,344)	$888
Employee severance and related costs	370	14,188	(9,326)	5,232
Litigation costs	3,406	3,641	(6,165)	882
Other costs, net	741	933	(600)	1,074
Total accrued special charges	$4,517	$43,994	$(40,435)	$8,076

(1)
Of the $8,076 total accrued special charges as of October 31, 2015, $526 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,550 represents the short-term portion of accrued special charges.

13.    Related Party Transactions

Certain members of our Board of Directors also serve as executive officers or directors for some of our customers. Management believes the transactions between these customers and us were carried out on an arm’s-length basis. We had amounts receivable from these customers of $14,870 as of October 31, 2015 and $46,661 as of January 31, 2015. The following table shows revenue recognized from these customers:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenues from customers	$6,902	$10,311	$14,054	$21,466
Percentage of total revenues	2.4%	3.5%	1.7%	2.7%

14.    Income Taxes

The provision for income taxes was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Income tax expense	$7,204	$3,849	$9,763	$1,907
Effective tax rate	34.2%	15.8%	22.3%	5.7%
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

Our effective tax rate is 22.3% for the nine months ended October 31, 2015, after the inclusion of $(301) in net favorable period specific items. For our full year forecast, we have projected a 23.0% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2015. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no previous benefit was recognized.

These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to permit future repatriation to the U.S;

•	Increase in liabilities for uncertain tax positions; and

•	Withholding taxes.
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

As of October 31, 2015, we had a liability of $22,294 for income taxes associated with uncertain income tax positions. Of this liability, $1,612 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $20,682 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

15.    Supplemental Cash Flow Information

The following provides information concerning supplemental disclosures of cash flow activities:

	Nine months ended October 31,
	2015	2014
Cash paid, net for:
Interest	$11,497	$11,322
Income taxes	$10,426	$8,836

During the three months ended October 2015 we purchased the remaining noncontrolling interest in Calypto Design Systems, Inc. for $11,088 which is included in net cash used in financing activities in our condensed consolidated statement of cash flows.

16.    Segment Reporting

Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region. We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were as f ollows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenues:
United States	$115,984	$135,264	$360,773	$371,722
Europe	65,645	64,936	181,484	180,547
Japan	32,947	25,359	69,888	67,613
Pacific Rim	72,186	64,346	219,773	171,022
Other	3,754	2,778	11,803	14,163
Total revenues	$290,516	$292,683	$843,721	$805,067

For the three months ended October 31, 2015, no customer accounted for 10.0% or more of our total revenues. For the three months ended October 31, 2014, one customer accounted for 10.0% or more of our total revenues. For the nine months ended October 31, 2015 and 2014, one customer accounted for 10.0% or more of our total revenues.

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

Our products and services are dependent to a large degree on new design projects initiated by customers in the integrated circuit (IC) and electronics system industries. These industries can be cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, wide fluctuations in product supply and demand, and industry consolidation. Furthermore, extended economic downturns can result in reduced funding for development due to downsizing and other business restructurings. These pressures are offset by the need for the development and introduction of next generation products once an economic recovery occurs.

Known Trends and Uncertainties Impacting Future Results of Operations

Our revenue has historically fluctuated quarterly and has generally been the highest in the fourth quarter of our fiscal year due to our customers’ corporate calendar year-end spending trends and the timing of contract renewals.

Ten accounts make up approximately 45% of our receivables, including both short and long-term balances as of October 31, 2015. We have not experienced and do not presently expect to experience collection issues with these customers.

Net of reserves, we have no material receivables greater than 60 days past due, and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first nine months of fiscal 2016 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.

Bookings during the first nine months of fiscal 2016 increased by approximately 5% compared to the first nine months of fiscal 2015 primarily due to the timing of term license contract renewals. Bookings for the three months ended October 31, 2015 decreased by approximately 20% compared to the three months ended October 31, 2014 primarily due to a decrease in term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and within twelve months for emulation hardware systems, professional services, and training. Ten customers accounted for approximately 40% of total bookings for the first nine months of fiscal 2016 and 2015. The number of new customers during the first nine months of fiscal 2016 decreased approximately 15% from the levels experienced during the first nine months of fiscal 2015.

Product Development

During the first nine months of fiscal 2016, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first nine months of fiscal 2016, we introduced new products and upgrades to existing products and did not have any significant products reaching the end of their useful economic life.

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

RESULTS OF OPERATIONS

Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2015	Change	2014	2015	Change	2014
System and software revenues	$168.7	(5)%	$178.1	$486.8	2%	$475.8
System and software gross profit	$157.0	(4)%	$164.2	$444.9	7%	$415.6
Gross profit percent	93%		92%	91%		87%
Service and support revenues	$121.8	6%	$114.6	$356.9	8%	$329.2
Service and support gross profit	$86.6	7%	$80.9	$256.6	9%	$235.5
Gross profit percent	71%		71%	72%		72%
Total revenues	$290.5	(1)%	$292.7	$843.7	5%	$805.1
Total gross profit	$243.6	(1)%	$245.1	$701.5	8%	$651.1
Gross profit percent	84%		84%	83%		81%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2015	Change	2014	2015	Change	2014
Upfront license revenues	$142.8	(8)%	$154.9	$399.4	(1)%	$404.6
Ratable license revenues	25.9	12%	23.2	87.4	23%	71.2
Total system and software revenues	$168.7	(5)%	$178.1	$486.8	2%	$475.8

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

Ten customers accounted for approximately 60% of system and software revenues for the three months ended October 31, 2015 and 45% for the nine months ended October 31, 2015 compared to approximately 50% for the three months ended October 31, 2014 and 40% for the nine months ended October 31, 2014.

System and software revenues decreased $(9.4) for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily due to a decrease in sales of emulation hardware systems.

System and software revenues increased $11.0 for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The effect of acquisitions completed in fiscal years 2016 and 2015 on fiscal 2016 system and software revenues was $6.4. The remaining increase was primarily a result of increased software license revenues driven by timing of contract renewals, partially offset by a decrease in sales of emulation hardware systems.

For the three months ended October 31, 2015, no single customer accounted for 10% or more of total revenues. For the nine months ended October 31, 2015, one customer accounted for 10% of total revenues. For the three and nine months ended October 31, 2014, one customer accounted for 10% of total revenues.

System and software gross profit percent was higher for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014 primarily due to a more favorable product mix.

Service and Support

We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

Service and support revenues increased $7.2 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The effect of acquisitions completed in fiscal 2016 and 2015 on service and support revenues for the three months ended October 31, 2015 was $0.7. The remaining increase was primarily due to increased support revenues resulting from an increase in our installed base.

Service and support revenues increased $27.7 for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The effect of acquisitions completed in fiscal 2016 and 2015 on service and support revenues for the nine months ended October 31, 2015 was $10.4. The remaining increase was primarily due to increased support revenues resulting from an increase in our installed base.

Geographic Revenues Information

Revenue by Geography

	Three months ended October 31,			Nine months ended October 31,
	2015	Change	2014	2015	Change	2014
North America	$119.7	(13)%	$138.1	$372.6	(3)%	$385.9
Europe	65.6	1%	65.0	181.4	—%	180.6
Japan	33.0	30%	25.3	69.9	3%	67.6
Pacific Rim	72.2	12%	64.3	219.8	29%	171.0
Total revenues	$290.5	(1)%	$292.7	$843.7	5%	$805.1

The increase in revenues in Japan and Pacific Rim for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was primarily due to the timing of contract renewals. The decrease in revenues in North America for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was primarily due to the timing of contract renewals and decreased sales of emulation hardware systems. The increase in revenues in Pacific Rim for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 was primarily due to the timing of contract renewals. The decrease in revenues in North America for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 was primarily due to decreased sales of emulation hardware systems.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Conversely, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended October 31, 2015, approximately 25% of European and approximately 50% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the nine months ended October 31, 2015, approximately 30% of European and approximately 65% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of $5.4 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 and an unfavorable impact of $16.4 for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen and euro.

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

Revenue by Category

We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenues:
IC Design to Silicon	40%	35%	40%	30%
Scalable Verification	25%	20%	25%	25%
Integrated Systems Design	20%	25%	20%	25%
New and Emerging Markets	5%	10%	5%	10%
Services and Other	10%	10%	10%	10%
Total revenues	100%	100%	100%	100%

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2015	Change	2014	2015	Change	2014
Research and development	$99.6	3%	$96.3	$278.2	4%	$268.3
Marketing and selling	93.2	4%	89.9	262.9	2%	256.8
General and administration	19.7	(1)%	19.8	56.3	(1)%	57.0
Equity in earnings of Frontline	(1.8)	50%	(1.2)	(4.0)	(13)%	(4.6)
Amortization of intangible assets	2.4	9%	2.2	6.8	13%	6.0
Special charges	4.8	(43)%	8.4	44.0	127%	19.4
Total operating expenses	$217.9	1%	$215.4	$644.2	7%	$602.9

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Research and development	34%	33%	33%	33%
Marketing and selling	32%	31%	31%	32%
General and administration	7%	7%	7%	7%
Total selected operating expenses	73%	71%	71%	72%

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $10.2 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, and approximately $30.3 for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014, primarily due to movements in the euro, Russian ruble, Japanese yen and British pound. The impact of these currency movements is reflected in the changes in operating expenses detailed below.

Research and Development

Research and development expenses increased by $3.3 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 and $9.9 for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Nine Months Ended
Salaries, variable compensation, and benefits expenses	$0.9	$1.1
Expenses associated with acquired businesses	1.5	6.7
Stock compensation	0.4	2.0
Supplies and equipment	0.8	1.7
Outside services	—	(1.0)
Other expenses	(0.3)	(0.6)
Total change in research and development expenses	$3.3	$9.9

Marketing and Selling

Marketing and selling expenses increased by $3.3 for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 and $6.1 for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Nine Months Ended
Emulation demonstration inventory amortization	$2.5	$5.3
Salaries, variable compensation, and benefits expenses	(0.9)	(2.3)
Expenses associated with acquired businesses	0.7	2.1
Smaller reduction in bad debt expense	—	1.0
Other expenses	1.0	—
Total change in marketing and selling expenses	$3.3	$6.1

General and Administration

General and administration expenses decreased by $(0.2) for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 and $(0.7) for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Nine Months Ended
Stock compensation	$0.3	$1.6
Expenses associated with acquired businesses	0.1	0.4
Outside services	(0.1)	(1.5)
Other expenses	(0.5)	(1.2)
Total change in general and administration expenses	$(0.2)	$(0.7)

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2015	Change	2014	2015	Change	2014
Voluntary early retirement program	$(0.2)	—%	$—	$25.2	—%	$—
Employee severance and related costs	3.5	150%	1.4	14.2	358%	3.1
Litigation costs	1.1	(84%)	7.0	3.7	(76)%	15.2
Other costs, net	0.4	—%	—	0.9	(18)%	1.1
Total special charges	$4.8	(43%)	$8.4	$44.0	127%	$19.4

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 and 110 employees elected to participate. The costs presented here are for severance benefits.

Employee severance and related costs include severance benefits and notice pay. These rebalance charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We record the charge for estimated severance benefits in the quarter that the rebalance plan is approved.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), and Synopsys, Inc. regarding emulation technology.

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2015	Change	2014	2015	Change	2014
Income tax expense	$7.2	89%	$3.8	$9.8	416%	$1.9

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

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Effective tax rate	34%	16%	22%	6%
Net period specific items expense (benefit)	$1.3	$0.7	$(0.3)	$(2.4)
Effective tax rate without period specific items	28%	13%	23%	13%

For the nine months ended October 31, 2015, we have a 22% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the nine months ended October 31, 2014 due to a reduction in projected earnings for fiscal year 2016 most of which is expected to occur in low tax jurisdictions, as well as a lower benefit from period specific items.

For our full year forecast, we have projected a 23% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2015. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards and tax credit carryforwards for which no benefit was previously recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to permit future repatriation to the U.S.;

•	Increase in liabilities for uncertain tax positions; and

•	Withholding taxes.

We have not provided for taxes which would result from the distribution of earnings by our foreign subsidiaries to the extent the earnings are considered permanently reinvested. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for taxes on those earnings in our tax provision.

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

Our tax position in the U.S. could be impacted by the U.S. Tax Court opinion issued on July 27, 2015 in Altera Corp. v. Commissioner which invalidates part of a Treasury Regulation requiring stock based compensation to be included in any qualified intercompany cost sharing arrangement.  There is uncertainty as to whether the Internal Revenue Service will appeal the U.S. Tax Court decision, the final resolution of this issue, and whether any claim for relief from U.S. federal tax for past or future years can be sustained. Accordingly, for the three and nine months ended October 31, 2015, no impact has been recorded.  Additionally, we are in the process of determining the impact, if any, the Altera opinion would have on our financial statements in future periods should additional information become available.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement for an acquirer to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. Changes in depreciation, amortization, and any other income effects resulting from the adjustments to provisional amounts, should be computed as of the acquisition date. The ASU requires that an entity present separately, by line item, the amounts included in current-period earnings that would have been recorded in previous reporting periods, if the adjustments to provisional amounts had been recognized on the acquisition date. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted for financial statements that have not yet been made available for issuance. These amendments are not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted. The standard permits one of two methods of adoption: (i) fully retrospectively; or (ii) prospectively to arrangements entered into, or materially modified, after the effective date. We are currently assessing the impact of this update on our consolidated financial statements.

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

We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of October 31, 2015, we have cash totaling $240.7 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional taxes to repatriate these funds.

To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

At any point in time, we have significant balances in operating accounts that are with individual third-party financial institutions, which may exceed the Federal Deposit Insurance Corporation insurance limits or other regulatory insurance program limits. We monitor daily the cash balances in our operating accounts and adjust them as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

Cash Flow Information

	Nine months ended October 31,
	2015	2014
Cash provided by operating activities	$119.8	$57.1
Cash used in investing activities	$(38.0)	$(96.3)
Cash used in financing activities	$(32.2)	$(80.2)

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

As of	October 31, 2015	January 31, 2015
Trade accounts receivable, net	$447.8	$546.6
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$334.5	$337.6
Term receivables, long-term	$283.8	$301.9
Average days sales outstanding including the short-term portion of term receivables	139	112
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	35	43

The increase in the average days sales outstanding, including the short-term portion of term receivables, as of October 31, 2015 was primarily due to a decrease in revenue in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015. The decrease in the average days sales outstanding, excluding the short-term portion of term receivables, as of October 31, 2015 was primarily due to a decrease in accounts receivable in the third quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $618.3 as of October 31, 2015 compared to $639.5 as of January 31, 2015.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $42.0 for the nine months ended October 31, 2015 compared to $22.0 for the nine months ended October 31, 2014. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal 2016.

Accrued Payroll and Related Liabilities

As of	October 31, 2015	January 31, 2015
Accrued payroll and related liabilities	$69.6	$108.6

The decrease in accrued payroll and related liabilities as of October 31, 2015 compared to January 31, 2015 was primarily due to incentive payments made during fiscal 2016 on fiscal 2015 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2015 primarily consisted of cash paid for capital expenditures and acquisitions of businesses.

Expenditures for property, plant, and equipment were $28.3 for the nine months ended October 31, 2015 compared to $21.9 for the nine months ended October 31, 2014. The expenditures for property, plant, and equipment for the nine months ended October 31, 2015 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal 2016 to be approximately $45.0. We plan to finance these capital expenditures using cash on hand.

During the nine months ended October 31, 2015, we paid $11.7 for acquisitions of businesses, compared to $78.6 during the nine months ended October 31, 2014. The fiscal 2015 total represents cash payments of $46.8 ($45.5, net of cash acquired of $1.3) for the acquisition of Berkeley Design Automation, Inc. and $33.1 for acquisitions of other businesses. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities

For the nine months ended October 31, 2015, cash used in financing activities consisted primarily of the payment of dividends, the repurchase of common stock, the purchase of the remaining noncontrolling interest in Calypto Design Systems, Inc., repayments of other borrowings and a net decrease in short-term borrowings.

During the nine months ended October 31, 2015, we paid three quarterly dividends of $0.055 per share of outstanding common stock for a total of $19.3. On November 19, 2015, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on January 4, 2016 to shareholders of record as of the close of business on December 15, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock. During the nine months ended October 31, 2015, we repurchased 0.4 shares of common stock for $10.0 compared to repurchases of 3.2 shares of common stock for $70.1 during the nine months ended October 31, 2014. As of October 31, 2015, $165.0 remained available for purchase under the program.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $151.2 is available for common stock purchases or dividend payments under this limit as of October 31, 2015.

Repayments of other borrowings during the nine months ended October 31, 2015 consisted of deferred payments for consideration related to prior year acquisitions.

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

During the fiscal quarter ended October 31, 2015, the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the period. Accordingly, the 4.00% Debentures are convertible at the option of the holders through January 31, 2016. Therefore, the carrying value of the 4.00% Debentures is classified as a current liability. Additionally, the excess of the principal amount over the carrying value of the 4.00% Debentures is reclassified from permanent equity to temporary equity in our consolidated balance sheets as of October 31, 2015. If the market price of our common stock does not exceed 120% of the conversion price for at least 20 of the last 30 trading days for the fiscal quarter ended January 31, 2016, the 4.00% Debentures will be reclassified as a long-term liability and the temporary equity will be reclassified to permanent equity in our consolidated balance sheet.

Although the 4.00% Debentures are currently convertible, we do not expect many of the holders to convert because the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received upon conversion. During the three months ended October 31, 2015 a minimal number of holders requested conversion. If all of the holders of the 4.00% Debentures elect to convert their debentures, we would be required to make cash payments of at least $253.0 prior to the maturity of the 4.00% Debentures.

We believe that current cash balances, cash generated from our operating activities in future periods, and access to our revolving credit facility, as well as additional financing arrangements will be sufficient to service any conversion of the 4.00% Debentures; however, future changes in our cash position; cash flows from operating, investing and financing activities; general business levels; and our access to additional financing, may impact our ability to settle the amount payable to the holders of any 4.00% Debentures that are converted.

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

For further information on the 4.00% Debentures, see Note 5. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Revolving Credit Facility

We have a syndicated, senior, unsecured, revolving credit facility with a maximum borrowing capacity of $125.0, which expires on January 9, 2020. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. Additionally, commitment fees can vary as they are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40%.

We had no borrowings against the revolving credit facility during the nine months ended October 31, 2015 and 2014.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of October 31, 2015. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 4. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL 2016

We expect revenues for the fourth quarter of fiscal 2016 to be approximately $336 with earnings for the same period of approximately $0.32 per diluted share. For the full fiscal year 2016, we expect revenues of approximately $1,180 with earnings of $0.63 per diluted share.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2015.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$108.3	0.35%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% classified as current as of October 31, 2015 and classified as long term as of October 31, 2014. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. As of October 31, 2015 and 2014, we had no balance outstanding against this revolving credit facility. Interest rate changes for variable interest rate debt generally do not affect the fair market value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 4. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

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

The following table provides volume information about our foreign currency forward program. The information is provided in United States dollar equivalent amounts. The table presents the gross notional amounts at contract exchange rates and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of	October 31, 2015		January 31, 2015
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$74.6	0.89	$36.5	0.87
Japanese yen	16.8	119.88	21.6	117.77
Israeli shekel	14.9	3.85	13.0	3.95
Indian rupee	13.2	65.38	14.4	62.10
British pound	10.8	0.65	14.7	0.66
Taiwan dollar	7.5	32.51	11.4	31.53
Chinese yuan	6.5	6.36	10.0	6.14
Other (1)	24.9	—	23.7	—
Total forward contracts	$169.2		$145.3

(1)	Other includes the Canadian dollar, Korean won, Danish krone, Swiss franc, Armenian dram, Norwegian krone, Polish zloty, Russian ruble, Hungarian forint, Swedish krona, and Chilean peso.

Item 4.	Controls and Procedures

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

In May 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringed on two additional Synopsys U.S. patents. These claims have been dismissed.

We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the federal district court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was directly and indirectly infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of October 31, 2015, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. We have appealed that verdict.

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
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty arising out of concerns such as weakness in the European Union relating to debt issues or political instability, slowing growth in China, and the continuing weakness of the Japanese economy can adversely affect our customers. In addition, an unusual consolidation is occurring in the semiconductor industry worldwide. As a result, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
We are subject to the cyclical nature of the integrated circuit and electronics systems industries.
Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The increasing complexity of ICs and resulting increase in costs to design and manufacture ICs have in recent years led to fewer design starts, which could reduce demand for our products. In addition, the IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns could cause diminished demand for our products and services.
Customers may acquire or merge with other customers or their business.
Like many industries, the semiconductor and electronics industries are subject to mergers, acquisitions, and divestitures and our customers or parts of their business may acquire or be acquired by other customers. Merger and acquisition activity in the semiconductor industry has been unusually strong during 2015. This activity appears to be the result of semiconductor companies, experiencing slower sales in their existing market segments, desiring to broaden the scope of their businesses and to spread the rising costs of product development and use of advanced technologies across a larger organization. Increasing consolidation could result in fewer customers in these industries or the loss of some customers to competitors, or reduced customer spending on software and services due to redundancies or stronger customer negotiating power, which could have an adverse effect on our business and future revenues.
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
Price competition in the EDA industry is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share, and additional working capital requirements. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms to compete successfully. Any such changes would likely reduce margins and could materially adversely impact our operating results. Any broad-based changes to our prices and pricing policies could cause new license and service revenues to decline or be delayed as the sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle certain software or hardware products with other more desirable products at low prices or no marginal cost for promotional purposes as a long-term pricing strategy, or engage in predatory pricing. These practices could significantly reduce demand for our products or limit our pricing.
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
Our international operations subject us to risks in addition to those we face in our domestic operations, including longer receivable collection periods; issues relating to complying with complex customs regulations and paying customs duties and value added taxes; changes in a specific country’s or region’s economic or political conditions; trade protection measures; trade sanctions, such as those imposed on Russia by the U.S. and the European Union; local labor laws; import or export licensing requirements; anti-corruption, anti-bribery, and other similar laws; loss or modification of exemptions for taxes and tariffs; limitations on repatriation of earnings; and difficulties with licensing and protecting our intellectual property (IP) rights. If we violate laws related to our business, we could be subject to penalties, fines, or other sanctions and could be prohibited or restricted from doing business in one or more countries.
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
We or our competitors sometimes pre-announce or provide "road maps" of the expected availability of new hardware or software products or product features. Such pre-announcements, whether offered by the pre-announcing company or its competitors, can result in customers canceling or deferring orders for currently offered products anticipating that currently offered products may be uncompetitive or lacking in features or performance. We believe the expected release of a competitor's emulation product earlier this year may have resulted in the deferral of orders for our emulation products. In the case of hardware products, slowing sales may cause inventories to increase or become obsolete, resulting in the need to discount or reduce production of current products.
We derive a substantial portion of our revenues from relatively few product groups.
We derive a substantial portion of our revenues from sales of relatively few product groups and related support services. As a result, any factor adversely affecting sales of these products, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our operating results.
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
We may have additional tax liabilities.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities worldwide. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are successfully challenged by tax authorities. The application of transfer pricing involves subjectivity, with a variety of application between countries. Transfer pricing disputes are especially common in certain countries, and on specific types of transactions such as intellectual property transfers and management fees, and are increasingly resulting in litigation. Additionally, our tax expense could be impacted if a tax authority successfully asserts that we, or one of our subsidiaries, has a taxable presence in a country where a member of our group is not currently filing. Increasingly, tax authorities are asserting that foreign companies have unreported taxable presences, and various authorities are either evaluating or adjusting their laws and practices to lower the threshold for a taxable presence in conjunction with the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) Project.
Our tax expense could also be impacted depending on the applicability of withholding taxes on software licenses, services, and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other local or foreign tax authorities. The tax authorities in many of the countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these tax audits or other examinations cannot be predicted with certainty. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A change in our decision concerning the amount of foreign earnings not subject to repatriation could increase our effective tax rate.
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
Certain tax policy efforts, including the OECD’s BEPS Project, the European Commission’s state aid investigations, and other initiatives could have a material effect on the taxation of international businesses, particularly, companies with global IP and supply chain structures, and companies which publish software.  Furthermore, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries, such as the United Kingdom with its Diverted Profits Tax, have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in many of the countries where we have operations and our overall tax rate could be materially affected, impacting our operating results, cash flows and financial condition.
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
We use fixed-term license agreements as standard business practices with customers we believe are creditworthy. These multi-year, multi-element term license agreements have payments spread over the license term and are typically about three years in length for semiconductor companies and about four years in length for IC foundries and military and aerospace companies. The complexity of these agreements tends to increase the risk of non-collectibility from customers that can arise for a variety of reasons including ability to pay, product dissatisfaction, and disputes. If we are unable to collect under these agreements, our results of operations could be materially adversely impacted. We have a history of successfully collecting under the original payment terms of fixed-term license agreements without making concessions on payments, products, or services. If we no longer had a history of collecting without providing concessions on the terms of the agreements, U.S. GAAP would require revenue to be recognized as the payments become due and payable over the license term. This change could have a material adverse impact on our near-term results.
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
As of October 31, 2015, we had $259.6 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $5.2 million in other notes payable, and $1.4 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of October 31, 2015 of $20.08 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.09 per share as of October 31, 2015, for at least 20 of the last 30 trading days of the previous fiscal quarter. Our 4.00% Debentures are convertible as of October 31, 2015. If any of the holders elect to convert their debentures, we are required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition. However, the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received on conversion, so, we believe it is unlikely at this time that a significant amount of our 4.00% Debentures will be converted.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $50 million plus 70% of our cumulative net income for the periods after January 31, 2011. We were in compliance with all financial covenants as of October 31, 2015. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
August 1 - August 31, 2015	249,875	$24.54	249,875	$168,867,627
September 1 - September 30, 2015	152,400	$25.38	152,400	$165,000,033
October 1 - October 31, 2015	—	$—	—	$165,000,033
	402,275	$24.86	402,275

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

10.B
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal 2016 under our 2010 Omnibus Incentive Plan.

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

Dated: December 3, 2015	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer