Form 10-K
period 2016-01-31
MENTOR GRAPHICS CORP
filed 2016-03-21
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,041,069,523 on July 31, 2015 based upon the last price of the Common Stock on that date reported in The NASDAQ Global Select Market. On March 16, 2016, there were 106,930,507 shares of the registrant’s Common Stock outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the 2016 Proxy Statement	Part III

Mentor Graphics Corporation
Annual Report on Form 10-K
Year to date January 31, 2016

Part I

Item 1.    Business.
This Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under Part I, Item 1A. “Risk Factors.”
GENERAL
Mentor Graphics Corporation is a technology leader in electronic design automation (EDA). We provide software and hardware design solutions, as well as complementary consulting and customer support services, that enable our customers to develop better electronic products faster and more cost effectively. We market our products and services worldwide, primarily to large companies in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries.
The electronic components and systems that our customers create and test with our products include integrated circuits (ICs), printed circuit boards (PCBs), field programmable gate arrays (FPGAs), embedded systems and software, and wire harness systems. Our products are used in the design and development of a diverse set of electronic products, including transportation electronics, internet of things (IoT) platforms and systems, computers, medical devices, industrial electronics, manufacturing systems, and wireless communications infrastructure. As silicon manufacturing process geometries shrink, our customers are creating entire electronic systems on a single IC. These devices are called a system-on-chip (SoC). This trend has become relevant to the everyday consumer as consumer electronics have become smaller, more portable and more sophisticated.
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
PRODUCTS
Our products enable engineers to overcome increasingly complex electronic design challenges by improving the accuracy of complex designs and shrinking product time-to-market schedules. A hardware design process is typically as follows:

•
Electrical engineers begin the design process by describing and specifying the architectural, behavioral, functional, and structural characteristics of an IC, FPGA, PCB, or electronic system and its components.

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

We segregate revenues into five categories of similar products and services including: Scalable Verification, IC Design to Silicon, Integrated System Design, New and Emerging Products, and Services and Other. Each category, except Services and Other, includes both product and support revenues. Additional information is provided in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
We have a worldwide support organization to meet our customers’ needs for technical support, training, and optimization services. Most of our customers enter into support contracts that deliver regular software updates with the latest improvements, technical assistance from experienced experts, access to a self-service support site, and participation in our interactive communities.
Scalable Verification

The Mentor Graphics® Scalable Verification™ tools allow engineers to verify that their complex IC and FPGA designs function as intended by simulating and debugging the design. Functional errors are a leading cause of design revisions that slow down an electronic system’s time-to-market and reduce its profitability.
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
Along with digital simulation products, we offer analog/mixed-signal simulation tools. Analog/mixed signal ICs are found in virtually all electronic products today, from mobile phones to smart TVs, from hybrid electric cars to fitness bands. Our analog/mixed-signal simulation tools enable our customers to simulate and verify both the functionality and performance of complex circuits before mass production. Our Analog FastSPICE™ platform includes nanometer (nm, by definition one-billionth of a meter) circuit simulation, an analog characterization environment and device noise analysis. Other analog/mixed signal simulation products we offer include the Eldo® and ADVance MS for classical analog/mixed-signal design.
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
IC Design to Silicon
Shrinking geometries in ICs in the nanometer era and increasing design sizes have enabled ever increasing functionality on a single IC. Today’s most advanced ICs are being produced in a 16 nm process with ongoing test chips produced at 10 nm and below. Nanometer process geometries cause design challenges in the creation of ICs which are not present at larger geometries. As a result, nanometer process technologies, used to deliver the majority of today’s ICs, are the product of careful design and precision manufacturing. The increasing complexity and smaller size geometries within ICs have changed how those responsible for the physical layout of an IC design deliver their design to the IC manufacturer or foundry. In older technologies, this handoff was a relatively simple layout database check when the design went to manufacturing. Now it is a multi-step process where the layout database is checked and modified so the design can be manufactured with cost-effective yields of ICs.
To address these challenges, we offer the Calibre® tool family, which is the standard for most of the world’s largest integrated device manufacturers and foundries:

•
The Calibre physical verification tool suite, Calibre® DRC and Calibre® LVS-H™, helps ensure that a particular IC layout accurately corresponds to the original schematic or circuit diagram of the design and conforms to stringent manufacturing rules at wafer fabricators where ICs are manufactured.

•
The Calibre® xRC™ and xACT™ products, transistor-level extraction and device modeling tools, compute the values of detailed circuit parameters including interconnect resistances, capacitances, and inductances to enable customers to more accurately simulate the performance of a design before it is manufactured.

•
The Calibre Resolution Enhancement Technology (RET) tools allow wafer foundries to manipulate the light used to create ICs to make structures on the IC that are finer than would be possible with conventional exposures. The Calibre family of optical proximity correction (OPC), RET, and mask data preparation tools enable higher yields in semiconductor manufacturing. The Calibre® OPCverify™ tool is used to check and report the effectiveness of mask pattern corrections against wafer manufacturing specifications. The Calibre® RET tools continue to be extended to provide computational patterning capabilities for process technology nodes from 130 nm to 7 nm.

•
In the Design For Manufacturing (DFM) area, the Calibre® LFD™ product can help customers produce higher yields at nanometer process geometries where variations in manufacturing can cause yield reductions. The Calibre® CMPAnalyzer tool allows customers to model the expected planarity (i.e., thickness variation) of ICs and identify where modifications to the layout will improve a chip’s flatness. This helps prevent manufacturing defects and reduces variations in performance from one chip to the next. The Calibre® MPCpro™ product is a solution for systematic errors introduced by e-beam lithography and mask etching processes built on Calibre® OPCpro™ technology for optical process correction. Our Calibre® nmMPC™ product provides optimizations specifically developed for e-beam mask writers. New correction and modeling capabilities improve mask linearity and uniformity for advanced nodes, especially for smaller feature sizes.

•
The Calibre® PERC™ tool checks the electrical design of an IC. It is used in verifying the completeness of electrostatic discharge protection circuitry which affects both manufacturing yield and the long-term reliability of an IC.

Our Tessent® suite of integrated silicon test products are used to test a design's logic and memories after manufacturing to ensure that a manufactured IC is functioning correctly. Our suite of tools includes scan insertion, boundary scan, automatic test pattern generation, logic and memory built-in self-test, and our patented Tessent® TestKompress® product for EDT™ (Embedded Deterministic Test). A suite of test analysis products is also available that leverages test data and layout-aware diagnosis capabilities for silicon debug and yield analysis.
For customers designing ICs at advanced nodes, we offer the Olympus-SoC™ place and route product. The Olympus-SoC system comprehensively addresses the performance, capacity, time-to-market, power, and variability challenges encountered at the leading-edge process geometries. The Olympus-SoC place and route solution is a physical design implementation tool which performs design planning, placement, physical synthesis, clock tree synthesis, routing, power optimization, and manufacturability closure. The Olympus-SoC tool is architected to handle the complex multi-patterning and FinFET requirements at advanced process technologies. The Calibre® InRoute™ design and verification platform enables designers to increase their productivity by invoking Calibre tools within the Olympus-SoC place and route environment.
We also offer the Oasys-RTLTM synthesis tool to include register-transfer level (RTL) synthesis in our digital implementation flow.  The Oasys-RTL solution helps SoC and ASIC design teams to realize improved quality of results and faster turnaround time for complex SoCs, ASICs, and IP blocks. The Oasys-RTL tool’s “placement first” synthesis methodology and integrated RTL floorplanning capability enable physical backend issues to be analyzed and addressed at RTL stages before hand-off to back-end groups for physical design implementation.
In fiscal year 2016 we acquired the Tanner EDA tool suite, which facilitates the design, layout, and verification of analog/mixed signal and MEMS (micro-electro-mechanical systems).
Integrated System Design
As ICs grow in complexity and function and PCB fabrication technology advances to include embedded components and high-density interconnect layers within the PCB, the design of PCBs is becoming increasingly complex. This complexity can be a source of design bottlenecks and slower time to market.
Our PCB-FPGA Systems Design software products support the PCB design process from schematic entry, where the electronic circuit is defined by engineers, through physical layout of the PCB, and provide digital output data for manufacturing, assembly, and test. Most types of designs, including analog, radio frequency, and high-speed digital and mixed signal, are supported by our PCB design tools. We have specific integrated software tool flows for process management, component library creation, signal and power integrity analysis, simulation, and verification of the PCB design:

•
The Xpedition® Series product line is our principal PCB design family of products and is used by larger enterprise customers for PCB design flows from system design definition to manufacturing execution.

•
Our HyperLynx® product line offers a complete suite of analysis and verification software that meets the needs of PCB engineers at every point in the PCB design flow including tools for power integrity, thermal analysis, electromagnetic design/verification, analog simulation, and package modeling.

•	We also offer the “ready to use” PADS® product line which provides a lower cost Windows-based PCB design and layout solution for individual design engineers and small teams.

•	The XtremePCB™ tool offers a method for simultaneous design where multiple designers can edit the same design at the same time and view each other’s edits in real-time.
Our Valor® Division offers a line of products for DFM and manufacturing execution systems. Valor’s solutions target three key segments in the PCB manufacturing market: design of the physical layout of the PCB, fabrication of the bare PCB, and assembly of PCB components.
Our Mechanical Analysis Division provides simulation software and consultancy services to reduce costs, eliminate design mistakes, and accelerate and optimize designs involving heat transfer and fluid flow before physical prototypes are built. Our FloEFD™ product is a three-dimensional computational fluid dynamics and heat transfer analysis tool that is embedded into mechanical computer-aided design systems to help design engineers conduct computational fluid dynamics analysis throughout the product’s life cycle. Our FloTHERM® three-dimensional computational fluid dynamics software predicts airflow and heat transfer in and around electronic equipment, including effects of conduction, convection, and radiation to enable engineers to create virtual models of electronic equipment, perform thermal analysis, and test design modifications before physical prototypes are built. This product line also includes the Flowmaster® one-dimensional computational fluid dynamics analysis software, which is used by thermo-fluid system engineers to model and analyze the fluid mechanics and pipe flow in complex systems. Finally, we offer the MicReD® T3Ster® advanced transient temperature measurement system, which enables thermal testing and characterization of electronics components, PCBs, and sub-systems, and the MicReD® Power Tester™ 1500A, which tests the reliability of electronic power components increasingly used in industries such as automotive and transportation, including hybrid and electrical vehicles and trains, and renewable energy applications such as wind turbines.
New and Emerging Products
We provide specialized software tools for the design, analysis, and documentation of the complex electrical systems found in automotive, aerospace, and other transportation platforms. Electronic features constitute an increasingly high proportion of the value of automobiles and airplanes. These tools also support the design, costing, and manufacturing process modeling of wire harnesses.
Our Embedded Systems Division provides runtime software, customizable reference hardware, design tools, and professional engineering services that enable our customers to build secure embedded systems utilizing heterogeneous multi-core and multi-operating system platforms. Our embedded software solutions are used in automotive, industrial, mobile, medical, aerospace, IoT and consumer electronics markets. Our automotive solutions are used in advanced driver assistance systems, telematics, automotive networking, and driver information, where we supply commercial Linux platforms for in-vehicle-infotainment.
Services and Other
Mentor Consulting, our professional services division, is comprised of a worldwide team of consulting professionals. We provide services such as business process design, methodology development, enterprise integration, and large scale deployment. These services accelerate the deployment and adoption of Mentor Graphics’ technologies to help our customers improve their cost, quality, and time to market. The services provided to customers are concentrated around our Calibre, Questa, Veloce, Tessent, Xpedition, and system design products.
PLATFORMS
Our software products are available on UNIX, Windows, and LINUX platforms in a broad range of price and performance levels. Customers purchase platforms from leading workstation and personal computer suppliers.
MARKETING AND CUSTOMERS
Our sales and marketing emphasizes large corporate account penetration in the communications, computer, consumer electronics, semiconductor, networking, multimedia, military and aerospace, and transportation industries. We license our products worldwide through our direct sales force, distributors, and sales representatives. Revenues outside of North America accounted for 57% of total revenues for fiscal year 2016, 55% for fiscal year 2015, and 56% for fiscal year 2014. We enter into foreign currency exchange contracts in an effort to mitigate the impact of foreign currency fluctuations. See “Geographic Revenues Information” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.
We are not dependent on any single customer and no single customer accounted for more than 10% of our consolidated net revenue during any of the last three fiscal years. We have traditionally experienced some seasonal fluctuations of orders, with orders typically stronger in the fourth quarter of each year. Due to the complexity of our products, the selling cycle can be six months or longer. During the selling cycle our account managers, application engineers, and technical specialists make technical presentations and product demonstrations to the customer. At some point during the selling cycle, our products may also be loaned to customers for on-site evaluation. We primarily ship our software products to customers electronically, and all software products are generally shipped within 180 days after receipt of an order and a substantial portion of quarterly shipments tend to be made in the last month of each quarter. We license our products and some third-party products pursuant to end-user license agreements.
BACKLOG
Our backlog of firm orders was approximately $109 million as of January 31, 2016 compared to $142 million as of January 31, 2015. This backlog includes software products and emulation hardware systems requested for delivery within six months, and professional services and training requested for delivery within one year. We do not track backlog for support services. The January 31, 2016 backlog of orders is expected to be delivered before the end of our fiscal year ending January 31, 2017.

MANUFACTURING OPERATIONS
Our software manufacturing operations primarily consist of reproduction of our technical software, printing of documentation, and assembly. Mentor Graphics (Ireland) Limited, our wholly owned subsidiary, either manufactures or contracts with third-parties to manufacture our products and distributes these tangible products worldwide through our established sales channels. Our line of emulation products, which has a large hardware component, is manufactured principally in the United States (U.S.) on an outsourced basis. See the discussion in Note 19. “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further detail of the location of property, plant, and equipment.
PRODUCT DEVELOPMENT
Our research and development is focused on continued improvement of our existing products and the development of new products. During the years ended January 31, 2016 and January 31, 2015 we expensed $381 million related to product research and development compared to $349 million for fiscal year 2014. We also seek to expand existing product offerings and pursue new lines of business through acquisitions. During the years ended January 31, 2016 and January 31, 2015 we amortized purchased technology of $7 million compared to $4 million for fiscal year 2014. Our future success depends on our ability to develop or acquire competitive new products that satisfy customer requirements.
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
We believe the main competitive factors affecting our business are breadth and quality of application software and hardware, product integration, ability to respond to technological change, quality of a company’s sales force, price, size of the installed base, level of customer support, and professional services. We can give no assurance, however, that we will have financial resources, marketing, distribution and service capability, depth of key personnel, or technological knowledge to compete successfully in our markets.
EMPLOYEES
We employed approximately 5,700 people full time as of January 31, 2016. Our future success will depend in part on our ability to attract and retain employees. None of our U.S. employees are covered by collective bargaining agreements. Employees in some jurisdictions outside the U.S. are represented by local or national union organizations. We continue to have satisfactory employee relations.
PATENTS AND LICENSES
We regard our products as proprietary and protect our rights in our products and technology in a variety of ways. We currently hold approximately 1,200 patents on inventions embodied in our products or that are otherwise relevant to EDA technology. In addition, we have approximately 260 patent applications pending in the U.S. and abroad. While we believe the patent applications relate to patentable technology, we cannot predict whether any patent will issue on a pending application, nor can we assure that any patent can be successfully defended.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of Mentor Graphics Corporation:

Name	Position	Age
Walden C. Rhines	Chairman of the Board and Chief Executive Officer	69
Gregory K. Hinckley	President, Chief Financial Officer, and Director	69
Michael Ellow	Senior Vice President, World Trade	52
Brian Derrick	Vice President, Corporate Marketing	52
Richard P. Trebing	Vice President, Finance and Chief Accounting Officer	60
Dean Freed	Vice President, General Counsel, and Secretary	57
The executive officers are elected by our Board of Directors annually. Officers hold their positions until they resign, are terminated, or their successors are elected. There are no arrangements or understandings between the officers or any other person pursuant to which officers were elected. There are no family relationships among any of our executive officers or directors.
Dr. Rhines has served as our Chairman of the Board and Chief Executive Officer since 2000. Dr. Rhines served as our Director, President, and Chief Executive Officer from 1993 to 2000. Dr. Rhines is currently a director of Qorvo, Inc., a semiconductor manufacturer, and GlobalLogic Inc., a privately held software development services company.
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
Mr. Ellow joined Mentor Graphics in March 2014 with our acquisition of Berkeley Design Automation, where he had been Vice President of Global Sales since September 2011. He was promoted to the position of Senior Vice President, World Trade, in August 2014. From 1997 to 2010 he held various management positions at Cadence Design Systems overseeing sales in North America, Europe and India, including the position of Corporate Vice President, North American Sales.
Mr. Derrick has served as our Vice President, Corporate Marketing since 2002. From 2000 to 2001, he was Vice President and General Manager of our Physical Verification Division.
Mr. Trebing was promoted to the position of Vice President of Finance in September 2015 and has served as our Chief Accounting Officer since December 2011. He previously served as our Corporate Controller from 2011 to 2015 and Director of Finance for Operations from 1999 to 2011.
Mr. Freed has served as our Vice President, General Counsel, and Secretary since 1995.

Item 1A.	Risk Factors.
The forward-looking statements contained under “Outlook for Fiscal Year 2017” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact including without limitation statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal Year 2017”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
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
Our business could be negatively impacted as a result of merger and acquisition activity by our customers.
Like many industries, the semiconductor and electronics industries are subject to mergers, acquisitions and divestitures, and our customers or parts of their business may acquire or be acquired by other customers. Merger and acquisition activity in the semiconductor industry was unusually strong during 2015. This activity appears to be the result of semiconductor companies, experiencing slower sales in their existing market segments, desiring to broaden the scope of their businesses and to spread the rising costs of product development and use of advanced technologies across a larger organization. Increasing consolidation could result in fewer customers in these industries or the loss of some customers to competitors, or reduced customer spending on software and services due to redundancies or stronger customer negotiating power, which could have an adverse effect on our business and future revenues.
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
Our business could be impacted by fluctuations in quarterly results of operations due to customer seasonal purchasing patterns, the timing of significant orders, and the mix of licenses, products, and services purchased by our customers.
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
Designing, developing, and introducing new emulation products is a complicated process. The development process for our emulation products requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture next generation products in sufficient volumes to meet this demand and do so in a cost effective manner. Our manufacturing model, in which our emulation products generally are not built until after customer orders have been forecast, may from time to time experience delays in delivering products to customers in a timely manner. These delays could cause our customers to purchase emulation products from our competitors. Customers may also delay purchases of existing products in anticipation of our next generation product releases or those of our competitors. We may be unable to minimize this impact by anticipating and managing the addition of, and transition to, new generations of emulation hardware. Conversely, if we manufacture emulation products in anticipation of future sales which do not timely occur, we may hold excess inventory with associated risks of product obsolescence.
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
We may have to replace emulation components under warranty or under support contracts.
Our emulation hardware products are complex and despite pre-shipment testing, some defects may only appear after the products are put into use under operating conditions, including longer-term, continuous use at high capacities. As a result, customers may experience failures requiring us to replace components under warranty or as part of our customer support obligations, thus increasing our costs and reducing availability of components for other sales.
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
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity and have unique specifications. Due to the complexity of the systems and products with which we work, some of our products can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software, or the products or systems designed with or manufactured using our software may not operate as expected. Errors or defects could result in:

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
The Securities and Exchange Commission (SEC) has adopted disclosure rules for companies that use conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold) in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. Implementing these requirements could affect the sourcing, availability, and pricing of materials used in our hardware products as well as the companies we use to manufacture our products and their components. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot provide assurance that we will be able to obtain products in sufficient quantities or at competitive prices. The costs of complying with these laws could adversely affect our current or future business.
Pre-announcing products may adversely impact current sales.
We or our competitors sometimes pre-announce or provide "road maps" of the expected availability of new hardware or software products or product features. Such pre-announcements, whether offered by the pre-announcing company or its competitors, can result in customers canceling or deferring orders for currently offered products anticipating that currently offered products may be uncompetitive or lacking in features or performance. We believe the expected release of a competitor's emulation product in 2015 may have resulted in the deferral of orders for our emulation products. In the case of hardware products, slowing sales may cause inventories to increase or become obsolete, resulting in the need to discount or reduce production of current products.
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
We may have additional tax liabilities.

Significant judgments and estimates are required in determining the provision for income taxes including the determination of research and development incentives and other credits and other tax liabilities worldwide. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are successfully challenged by tax authorities. The application of transfer pricing involves subjectivity, with a variety of application between countries. Transfer pricing disputes are especially common in certain countries, and on specific types of transactions such as business and IP transfers and management fees, and are increasingly resulting in litigation. Additionally, our tax expense could be impacted if a tax authority successfully asserted that we, or one of our subsidiaries, has a taxable presence in a country where a member of our group is not currently filing. Increasingly, tax authorities are asserting that foreign companies have unreported taxable presences, and various authorities are either evaluating or adjusting their laws and practices to lower the threshold for a taxable presence in conjunction with the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) Project.
Our tax expense could also be impacted by the applicability of withholding taxes on software licenses, services, and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other local or foreign tax authorities. The tax authorities in many of the countries where we do business regularly examine our income and other tax returns, and the ultimate outcome of these tax audits or other examinations cannot be predicted with certainty.
In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent that such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A change in our decision concerning the amount of historical foreign earnings not considered indefinitely reinvested could increase our effective tax rate.
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
Certain tax policy efforts, including the OECD’s BEPS Project, the European Commission’s state aid investigations, and other initiatives could have a material effect on the taxation of international businesses, particularly companies with global IP and supply chain structures, and companies which publish software. Furthermore, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries, such as the United Kingdom with its Diverted Profits Tax, have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in various countries where we have operations and our overall tax rate could be materially affected, impacting our operating results, cash flows and financial condition.
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
We incur substantial expense to develop new products. Research and development activities are often performed over long periods of time. These efforts may not result in successful product offerings because of changes in market conditions, competitive product offerings, advancements in technology or our failure to successfully develop products based on that research and development activity. As a result, we could realize little or no revenues related to our investment in research and development.
We may acquire other companies and may not successfully integrate them.
We have acquired numerous businesses and are frequently in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we generally analyze potential transactions before committing to them, we cannot provide assurance that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

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
Our competitors may acquire technology or companies offering competing or complementary product offerings which could adversely impact our ability to compete. A competitor may be able to deliver better or broader product offerings, offer better pricing, or otherwise make it more desirable for our customers to buy more of the tools in their design flow after the acquisition. In addition, our competitors may purchase companies or technology that we had an interest in acquiring, which could limit our expansion into certain market segments. Similarly, our competitors may purchase companies or technology on which we have a dependency resulting from our having bundled the acquired software with our products for licensing to customers or our use of the acquired software in our research and development environment.
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
Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our IP, we cannot provide assurance that third parties will not try to challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, continue to obtain patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot provide assurance that the rights granted under our patents will provide us with any competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. In addition, recent U.S. court decisions have substantially weakened the enforceability of patents for software-related inventions, which make up a large portion of our patent portfolio. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite the actions we take to limit piracy, other parties regularly illegally copy and use our products, which results in lost revenue.
Some of our products include software or other IP licensed from third parties, and we may have to seek new licenses or renew existing licenses for software and other IP in the future. Failure to obtain software or other IP licenses or rights from third parties on favorable terms could materially adversely impact us.
Alice court ruling could have a negative effect on the validity of some of our U.S. patents.
On June 19, 2014, the U.S. Supreme Court issued a significant decision in Alice Corp. Pty. Ltd. v. CLS Bank Int'l, in which the Court tightened the standard for patentability of software inventions. The Court stated that if a person has an idea so abstract that it cannot be patented, simply tying it to a "generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention." The Court further stated that tying the abstract idea to "purely functional and generic" hardware would, similarly, not make the idea patentable. Many commentators believe the Alice decision is another in a line of cases intended to limit the validity of poor quality software patents. In any event, the Alice decision will provide accused infringers of software patents new arguments to challenge the validity of such patents. At this time, the effects of the Alice decision are still being assessed by patent holders, attorneys, the U.S. Patent and Trademark Office and courts. The Alice decision and related U.S. Supreme Court decisions could potentially have a negative effect on the validity of some of our U.S. patents.
Intellectual property infringement actions may harm our business.
Patent holders are making increasing efforts to monetize their patent portfolios. IP infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, due to damage awards, payment of legal fees, an obligation to refund license fees to a customer or forgo receipt of future customer payments, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation in Japan, California, and Oregon involving Emulation and Verification Engineering S.A., EVE-USA, Inc., and Synopsys. Further information regarding these lawsuits is contained in Part I, Item 3. "Legal Proceedings".
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
We depend on the efforts and abilities of our senior management, our research and development staff, and a number of other key management, sales, support, technical, and services personnel. Competition for experienced, high-quality personnel is intense, and we cannot provide assurance that we can continue to recruit and retain such personnel. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.
We have global sales and research and development offices in parts of the world that are not as politically stable as the United States.
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the U.S. In particular, approximately 15% of our workforce, and a larger percentage of our engineers, are located in our offices in Israel, Egypt, Pakistan, Armenia, and Russia which may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material adverse effect on product delivery and our research and development operations.
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
As of January 31, 2016, we had $291.6 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $ 5.2 million in other notes payable, and $33.4 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of January 31, 2016 of $20.08 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.09 per share as of January 31, 2016, for at least 20 of the last 30 trading days of the previous fiscal quarter. If any of the holders elect to convert their debentures, we are required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition. However, the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received on conversion, and we believe it is unlikely at this time that a significant amount of our 4.00% Debentures would be converted, if conversion were available.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $200 million plus 70% of our cumulative net income for periods ending after February 1, 2016. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We own seven buildings on 43 acres of land in Wilsonville, Oregon, occupying approximately 390,000 square feet in those buildings as our corporate headquarters. We also own an additional 65 acres of undeveloped land adjacent to our headquarters. Most administrative functions and a significant amount of our domestic research and development operations are located at the Wilsonville site. We own four buildings totaling approximately 277,000 square feet in Fremont, California, three of which are occupied and house research and development, sales, and administrative staff. The fourth Fremont building was purchased in November 2014 to accommodate business expansion and is currently unoccupied. We own two buildings totaling approximately 46,000 square feet in Shannon, Ireland which house information technology and administrative staff.
We lease additional space in Longmont, Colorado; Arcadia, California; Redmond, Washington; Huntsville and Mobile, Alabama; Novi, Michigan; and Marlborough and Waltham, Massachusetts where some of our domestic research and development takes place; and in various locations throughout the United States and in other countries, primarily for sales and customer service operations. Additional research and development is done in locations outside the United States including locations in Armenia, Chile, Egypt, France, Germany, Hungary, India, Israel, Morocco, Pakistan, Poland, Romania, Russia, Taiwan, and the United Kingdom. We believe that we will be able to renew or replace our existing leases as they expire and that our current facilities will be adequate through at least the year ending January 31, 2017.

Item 3.	Legal Proceedings.
From time to time we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to intellectual property rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.
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
In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys United States (U.S.) patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent and Trademark Office ruled that the claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court's docket for trial. Synopsys has appealed the decision by the district court.
In June 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringed two additional Synopsys U.S. patents. These claims have been dismissed.
We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.
On October 10, 2014, the jury in our patent lawsuit filed in the federal district court in Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of January 31, 2016, nothing has been included in our financial results for this award. Synopsys has filed an appeal.

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
Our common stock trades on The NASDAQ Global Select Market under the symbol “MENT.” The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported by The NASDAQ Global Select Market, and the dividends paid per share:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal Year 2016
High Price	$25.43	$27.38	$27.54	$28.09
Low Price	$22.72	$23.42	$21.94	$16.10
Dividends Paid	$0.055	$0.055	$0.055	$0.055
Quarter ended	April 30	July 31	October 31	January 31
Fiscal Year 2015
High Price	$23.10	$22.20	$22.73	$23.79
Low Price	$19.14	$19.73	$18.25	$20.58
Dividends Paid	$0.050	$0.050	$0.050	$0.050
As of March 16, 2016, we had 392 stockholders of record.
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

Note: The stock price shown on the above graph is not necessarily indicative of future performance.

	Period Ending
Company/Market/Peer Group	1/31/2011	1/31/2012	1/31/2013	1/31/2014	1/31/2015	1/31/2016
Mentor Graphics Corporation	$100.00	$108.87	$134.46	$164.89	$184.06	$140.51
NASDAQ Market Index	$100.00	$105.26	$119.08	$157.58	$180.20	$181.47
S&P Application Software Index	$100.00	$103.22	$116.30	$134.76	$149.51	$162.24
Philadelphia Semiconductor Index	$100.00	$94.04	$96.55	$126.06	$159.29	$152.45
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
November 1 - November 30, 2015	717,543	$18.82	717,543	$151,493,355
December 1 - December 31, 2015	3,099,299	17.97	3,099,299	$95,788,010
January 1 - January 31, 2016	306,406	18.89	306,406	$90,000,045
Total	4,123,248	$18.19	4,123,248

On June 12, 2014, we announced a share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period.

We repurchased 8.1 million shares of common stock for $146.1 million on February 25, 2016. This repurchase was excluded from our share repurchase program noted above. See Note 21. "Subsequent Events " in Part II, Item 8. "Financial Statements and Supplementary Data." for additional disclosure.

Item 6.	Selected Financial Data.
In thousands, except percentages and per share data

Year ended January 31,	2016	2015	2014	2013	2012
Statement of Operations Data
Total revenues	$1,180,988	$1,244,133	$1,156,373	$1,088,727	$1,014,638
Operating income	$136,745	$187,811	$183,040	$161,633	$112,192
Net income attributable to Mentor Graphics shareholders	$96,277	$147,139	$155,258	$138,736	$83,872
Gross profit percent	84%	84%	84%	83%	83%
Operating income as a percent of revenues	12%	15%	16%	15%	11%
Per Share Data
Net income per share attributable to Mentor Graphics shareholders (1):
Basic	$0.83	$1.28	$1.33	$1.20	$0.76
Diluted	$0.81	$1.26	$1.29	$1.17	$0.74
Weighted average number of shares outstanding:
Basic	116,701	114,635	113,671	110,998	110,138
Diluted	119,263	117,078	116,702	114,017	112,915
Dividends paid	$0.22	$0.20	$0.18	$—	$—

As of January 31,	2016	2015	2014	2013	2012
Balance Sheet Data
Cash, cash equivalents, and short-term investments	$334,826	$230,281	$297,312	$223,783	$146,499
Working capital (2)	$475,157	$423,764	$418,170	$292,175	$192,545
Property, plant, and equipment, net	$182,092	$170,737	$160,165	$162,402	$148,019
Total assets (2)	$2,064,364	$2,046,008	$1,900,144	$1,740,368	$1,544,807
Short-term borrowings and current portion of notes payable	$33,449	$7,228	$9,590	$5,964	$15,966
Long-term portion of notes payable, deferred revenue, long-term, and other noncurrent liabilities (2)	$320,625	$318,252	$288,384	$282,366	$295,529
Noncontrolling interest with redemption feature	$—	$13,372	$15,479	$12,698	$9,266
Stockholders’ equity	$1,320,429	$1,272,854	$1,185,294	$1,033,479	$866,074

(1)
We have increased the numerator of our earnings per share calculation by $258 for the year ended January 31, 2016 and $121 for the year ended January 31, 2015 for the adjustment to decrease the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. We have decreased the numerator of our earnings per share calculation by $4,486 for the year ended January 31, 2014 and $5,272 for the year ended January 31, 2013 for the adjustment to increase the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

(2)
Reclassifications were made to amounts previously reported for fiscal years 2015, 2014, 2013 and 2012, to conform to the current period presentation. These reclassifications were made as a result of our adoption of Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. See additional discussion of the reclassification in Note 2. "Summary of Significant Accounting Policies" in Part II, Item 8. "Financial Statements and Supplementary Data."

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
Net of reserves, we have no receivables greater than 60 days past due (net of cash based revenue invoices), and continue to experience no difficulty in factoring our high quality receivables.
Bad debt expense recorded for the year ended January 31, 2016 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances do not represent a material portion of our portfolio but could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary.
Bookings during fiscal year 2016 decreased approximately 15% compared to fiscal year 2015 primarily due to fewer large contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and emulation hardware systems, and professional services and training requested for delivery within one year. Ten customers accounted for approximately 40% of total bookings for fiscal year 2016 and fiscal year 2015. The number of new customers for fiscal year 2016 decreased slightly compared to fiscal year 2015.
Product Development
During the year ended January 31, 2016, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.
We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the year ended January 31, 2016, we introduced new products and upgrades to existing products.
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
We believe that the accounting for revenue recognition, valuation of trade accounts receivable, income taxes, business combinations, goodwill, intangible assets, and long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8. “Financial Statements and Supplementary Data.”
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
Service and support revenues – We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. We recognize support services revenue ratably over the service term. We record professional services revenue as the services are provided to the customer.
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
3.Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under an original contract with installment terms without providing concessions on payments, products, or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the license and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.
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
Special Charges
We record restructuring charges in connection with our plans to better align our cost structure with projected operations in the future. We record restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional expense is recognized. If the actual cost is less than the estimated cost, a benefit is recognized.
We also record within special charges, expenses incurred related to certain litigation costs that are unusual in nature due to the significance in variability of timing and amount. Special Charges may also include costs associated with acquisitions, excess facility costs and asset related charges.
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
We did not issue any options in fiscal years 2016, 2015 and 2014. Our current equity strategy is to grant restricted stock units rather than options in order to ensure that we deliver value to our employees when there is volatility in the market.

RESULTS OF OPERATIONS
Revenues and Gross Profit

Year ended January 31,	2016	Change	2015	Change	2014
System and software revenues	$700.6	(12)%	$799.1	8%	$737.8
System and software gross profit	$645.0	(11)%	$722.2	8%	$668.9
Gross profit percent	92%		90%		91%
Service and support revenues	$480.4	8%	$445.0	6%	$418.6
Service and support gross profit	$346.3	9%	$317.6	6%	$300.4
Gross profit percent	72%		71%		72%
Total revenues	$1,181.0	(5)%	$1,244.1	8%	$1,156.4
Total gross profit	$991.3	(5)%	$1,039.8	7%	$969.3
Gross profit percent	84%		84%		84%
System and Software

Year ended January 31,	2016	Change	2015	Change	2014
Upfront license revenues	$582.0	(17)%	$704.8	10%	$641.6
Ratable license revenues	118.6	26%	94.3	(2)%	96.2
Total system and software revenues	$700.6	(12)%	$799.1	8%	$737.8
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
Ten customers accounted for approximately 45% of system and software revenues for fiscal year 2016 and 40% of system and software revenues for fiscal years 2015 and 2014. No single customer accounted for 10% of total revenues for fiscal years 2016, 2015, and 2014.
System and software revenues decreased $98.5 in fiscal year 2016 compared to fiscal year 2015. The effect of acquisitions completed in fiscal years 2016 and 2015 on fiscal year 2016 system and software revenues was $7.3. The decrease in system and software revenues was driven by a decrease in software license revenues of approximately $45.0 primarily due to a decrease in the growth percentage of contract renewals during the period. The remaining decrease was primarily due to a decrease in sales of emulation hardware systems.
System and software revenues increased $61.3 in fiscal year 2015 compared to fiscal year 2014. The effect of acquisitions completed in fiscal years 2015 and 2014 on fiscal year 2015 system and software revenues was $13.4. The remaining increase was primarily a result of increased software license revenues driven by timing of contract renewals and additional business with existing customers.
System and software gross profit percentage was higher for fiscal year 2016 compared to fiscal year 2015 primarily due to a more favorable product mix.
Service and Support
We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.
Service and support revenues increased $35.4 in fiscal year 2016 compared to fiscal year 2015. The effect of acquisitions completed in fiscal years 2016 and 2015 on fiscal year 2016 service and support revenues was $11.3. The remaining increase was primarily driven by increased support revenues resulting from an increase in our installed base.

Service and support revenues increased $26.4 in fiscal year 2015 compared to fiscal year 2014. The effect of acquisitions completed in fiscal years 2015 and 2014 on fiscal year 2015 service and support revenues was $11.6. The remaining increase was primarily driven by increased support revenues resulting from an increase in our installed base.
Geographic Revenues Information
Revenues by Geography

Year ended January 31,	2016	Change	2015	Change	2014
North America	$503.2	(10%)	$559.0	9%	$513.2
Europe	254.8	—%	255.9	6%	241.4
Japan	87.2	(1%)	87.7	(23%)	113.8
Pacific Rim	335.8	(2%)	341.5	19%	288.0
Total revenue	$1,181.0	(5%)	$1,244.1	8%	$1,156.4
The decrease in revenues in North America for fiscal year 2016 compared to fiscal year 2015 is due to decreased sales of emulation hardware systems and a decrease in the growth percentage of contract renewals during the period. The decrease in revenues in Japan for fiscal year 2015 compared to fiscal year 2014 is due to the timing of contract renewals. The increase in revenues in the Pacific Rim for fiscal year 2015 compared to fiscal year 2014 is due to the timing of contract renewals and additional business with existing customers.
We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Likewise, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal year 2016, approximately 30% of European and approximately 75% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal year 2015, approximately 25% of European and approximately 75% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For fiscal year 2014, approximately 33% of European and approximately 90% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.
Foreign currency had an unfavorable impact of $21.1 for fiscal year 2016 compared to fiscal year 2015 primarily as a result of the strengthening of the U.S. dollar against the euro and Japanese yen. Foreign currency had an unfavorable impact of $5.7 for fiscal year 2015 compared to fiscal year 2014 primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.
For additional description of how changes in foreign exchange rates affect our consolidated financial statements, see discussion in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk–Foreign Currency Risk.”
Revenues by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

Year ended January 31,	2016	2015	2014
Revenues:
IC Design to Silicon	40%	40%	40%
Scalable Verification	25%	25%	25%
Integrated System Design	20%	20%	20%
New and Emerging Markets	5%	5%	5%
Services and Other	10%	10%	10%
Total revenues	100%	100%	100%

As described in Note 2. “Summary of Significant Accounting Policies,” term license arrangements may allow a customer to remix product usage from a fixed list of products at regular intervals during the license term. As a result, actual usage of our products by customers could differ, which could result in the percentages presented above being different.

Operating Expenses

Year ended January 31,	2016	Change	2015	Change	2014
Research and development	$381.4	—%	$381.1	9%	$348.8
Marketing and selling	351.3	(4%)	365.7	7%	342.8
General and administration	73.9	(7%)	79.2	5%	75.5
Equity in earnings of Frontline	(5.8)	2%	(5.7)	39%	(4.1)
Amortization of intangible assets	8.7	6%	8.2	32%	6.2
Special charges	45.1	92%	23.5	39%	16.9
Total operating expenses	$854.6	—%	$852.0	8%	$786.1
Selected Operating Expenses as a Percentage of Total Revenues

Year ended January 31,	2016	2015	2014
Research and development	32%	31%	30%
Marketing and selling	30%	29%	30%
General and administration	6%	6%	7%
Total selected operating expenses	68%	66%	67%
We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. For fiscal year 2016 compared to fiscal year 2015, we experienced favorable currency movements of $36.5 in total operating expenses, primarily due to movements in the euro, Russian ruble, Japanese yen, and Great British pound. For fiscal year 2015 compared to fiscal year 2014, we experienced favorable currency movements of $6.5 in total operating expenses, primarily due to movements in the Japanese yen, Russian ruble, euro and Indian rupee. The impact of these currency effects is reflected in the movements in operating expenses detailed below.
Research and Development
Research and development expenses increased by $0.3 for fiscal year 2016 compared to fiscal year 2015 and increased by $32.3 for fiscal year 2015 compared to fiscal year 2014. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2016 vs 2015	2015 vs 2014
Salaries, incentive compensation, and benefits expenses	$(9.2)	$15.0
Expenses associated with acquired businesses	8.1	16.4
Supplies and equipment	2.5	(1.5)
Stock-based compensation	2.2	2.8
Other expenses	(3.3)	(0.4)
Total change in research and development expenses	$0.3	$32.3
Marketing and Selling
Marketing and selling expenses decreased by $14.4 for fiscal year 2016 compared to fiscal year 2015 and increased by $22.9 for fiscal year 2015 compared to fiscal year 2014. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2016 vs 2015	2015 vs 2014
Salaries, incentive compensation, and benefits expenses	$(23.8)	$10.2
Emulation demonstration inventory amortization	7.4	2.1
Expenses associated with acquired businesses	3.3	6.1
Other expenses	(1.3)	4.5
Total change in marketing and selling expenses	$(14.4)	$22.9

General and Administration
General and administration expenses decreased by $5.3 for fiscal year 2016 compared to fiscal year 2015 and increased by $3.7 for fiscal year 2015 compared to fiscal year 2014. The components of these changes are summarized as follows:

	Change
Year ended January 31,	2016 vs 2015	2015 vs 2014
Salaries, incentive compensation, and benefits expenses	$(6.4)	$0.2
Stock-based compensation	1.7	2.0
Other expenses	(0.6)	1.5
Total change in general and administration expenses	$(5.3)	$3.7
Equity in Earnings of Frontline
We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline), which is equally owned by us and Orbotech, Ltd.
Frontline reports on a calendar year basis, therefore, we record our interest in the earnings of Frontline on a one-month lag. The following table presents the summarized financial information of our 50% interest in Frontline for the twelve months ended December 31, 2015, 2014, and 2013:

Year ended December 31,	2015	2014	2013
Mentor Graphics' share of net income	$5.8	$5.8	$5.5
Amortization of purchased technology and other identified intangible assets	—	(0.1)	(1.4)
Equity in earnings of Frontline	$5.8	$5.7	$4.1

Purchased technology and other identified intangible assets associated with the Frontline investment were fully amortized during the first quarter of fiscal year 2015.
Special Charges

Year ended January 31,	2016	Change	2015	Change	2014
Voluntary early retirement program	$25.2	—%	$—	—%	$—
Employee severance and related costs	13.5	286%	3.5	(20%)	4.4
Litigation costs	4.1	(78%)	18.4	59%	11.6
Other costs	2.3	44%	1.6	78%	0.9
Total special charges	$45.1	92%	$23.5	39%	$16.9
Special charges include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and assets related charges.
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
Provision for Income Taxes

Year ended January 31,	2016	Change	2015	Change	2014
Income tax expense	$24.8	10%	$22.6	138%	$9.5
Effective tax rate	21%		13%		6%

In fiscal year 2016, our income before taxes of $118.9 consisted of $144.9 of pre-tax income in foreign jurisdictions and a pre-tax loss of $26.0 in the U.S., reflecting substantial earnings by certain foreign operations, including our Irish subsidiaries, and a higher proportion of our operating expenses and financing costs occurring in the U.S.
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, the provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be permanently invested, and the application of valuation allowances on deferred tax assets.
Our effective tax rate was 21% for fiscal year 2016. Our tax expense differs from tax expense computed at the U.S. federal statutory rate primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Recognition of net operating loss carryforwards, foreign tax credit carryforwards and research and experimentation credit carryforwards for which no tax benefit has been recognized in the U.S.; and

•	The application of tax incentives for research and development.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations;

•	Increase in reserves for uncertain tax positions;

•	Non-deductible equity compensation expense; and

•	Withholding taxes.

The effective tax rate for fiscal year 2016 differs from our effective tax rate for fiscal year 2015 primarily due to a reduction in earnings for fiscal year 2016 that did not generate corresponding tax reductions, either because the earnings reductions occurred in low tax jurisdictions or because they increased our loss in the U.S. for which we did not recognize tax benefits.  Our provision for income taxes increased by $2.2 in fiscal year 2016 compared to fiscal year 2015 primarily due to an increase in current foreign tax expense resulting from an increase in uncertain tax positions in fiscal year 2016.

Our tax position in the U.S. could be impacted by the U.S. Tax Court opinion issued on July 27, 2015 in Altera Corp. v. Commissioner which invalidates part of a Treasury Regulation requiring stock based compensation to be included in any qualified intercompany cost sharing arrangement. For the year ended January 31, 2016, no impact has been recorded due to the uncertainties with respect to the ultimate resolution of this case.  Additionally, we are in the process of determining the impact, if any, the Altera opinion would have on our financial statements in future periods should additional information become available.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryovers. We calculate the deferred tax assets and liabilities using the enacted laws and tax rates that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Since 2004, we have determined that it is uncertain whether our U.S. entity will generate sufficient taxable income to apply against certain reversing timing differences and to utilize net operating loss carryforwards, and research and experimentation credit carryforwards before expiration. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. For jurisdictions in which we have valuation allowances, we will continue to evaluate on a periodic basis the likelihood of potential sources of income, including potential repatriations, and the associated realizability of the deferred tax assets.

From January 31, 2015 to January 31, 2016, net deferred tax liabilities increased from $4.7 to $9.8. Gross deferred tax assets increased by $2.1 from January 31, 2015 to January 31, 2016, principally due to the creation of additional tax credits in the U.S. There was a $35.5 increase in deferred tax liabilities from January 31, 2015 to January 31, 2016 and a valuation allowance decrease of $28.4 from January 31, 2015 to January 31, 2016. The changes in both the deferred tax liabilities and the valuation allowance principally related to the amount, and prospective tax thereon, of current year foreign subsidiary earnings treated as not permanently reinvested.

The liability for income taxes associated with net uncertain tax positions was $25.3 as of January 31, 2016 and $19.5 as of January 31, 2015. As of January 31, 2016, within the liability, $0.2 was classified as short-term liabilities in income tax payable in our consolidated balance sheet as we generally anticipate the settlement of these liabilities will require payment of cash within the next twelve months. The remaining $25.1 of income tax associated with uncertain tax positions was classified as a long-term income tax liability. We expect uncertain tax positions of $25.2, if recognized, would favorably affect our effective tax rate.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to implement this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement for an acquirer to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. Changes in depreciation, amortization, and any other income effects resulting from the adjustments to provisional amounts, should be computed as of the acquisition date. The ASU requires that an entity present separately, by line item, the amounts included in current-period earnings that would have been recorded in previous reporting periods, if the adjustments to provisional amounts had been recognized on the acquisition date. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted for financial statements that have not yet been made available for issuance. This update is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We will be required to implement this guidance in the first quarter of fiscal year 2017. Early adoption is permitted. The standard permits one of two methods of adoption: (i) fully retrospectively; or (ii) prospectively to arrangements entered into, or materially modified, after the effective date. We intend to adopt this ASU prospectively. We are currently assessing the impact of this update on our consolidated financial statements.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, repurchases of common stock, dividends, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings on our revolving credit facility.
We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of January 31, 2016, we had cash totaling $324.3 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by net operating losses and tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional taxes to repatriate these funds.
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
Cash Flow Information

Year ended January 31,	2016	2015
Cash provided by operating activities	$228.6	$138.2
Cash used in investing activities	$(53.0)	$(128.8)
Cash used in financing activities	$(69.9)	$(69.1)
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

As of January 31,	2016	2015
Trade accounts receivable, net	$493.2	$546.6
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$317.2	$337.6
Term receivables, long-term	$268.7	$301.9
Average days sales outstanding including the short-term portion of term receivables	132	112
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	47	43
The increase in the average days sales outstanding, including the short-term portion of term receivables, as of January 31, 2016 was primarily due to a decrease in revenue in the fourth quarter of fiscal year 2016 compared to fiscal year 2015 partially offset by a decrease in accounts receivable as of January 31, 2016 compared to January 31, 2015.
Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $585.8 as of January 31, 2016 compared to $639.5 as of January 31, 2015.
We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $42.7 for fiscal year 2016 compared to $22.6 for fiscal year 2015. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for fiscal year 2017.
Accrued Payroll and Related Liabilities

As of January 31,	2016	2015
Accrued payroll and related liabilities	$73.4	$108.6

The decrease in accrued payroll and related liabilities as of January 31, 2016 compared to January 31, 2015 was primarily due to a decrease in incentive compensation and commissions accrued for fiscal year 2016 compared to fiscal year 2015 related to reduced operating income in fiscal year 2016.
Investing Activities
Cash used in investing activities for fiscal year 2016 primarily consisted of cash paid for capital expenditures and acquisitions of businesses.
Expenditures for property, plant, and equipment were $43.3 for fiscal year 2016 compared to $48.4 for fiscal year 2015. The expenditures for property, plant, and equipment for fiscal year 2016 were primarily a result of spending on information technology and infrastructure improvements within facilities.

During fiscal year 2016, we paid $11.7 for acquisitions of businesses, compared to $84.6 during fiscal year 2015. The fiscal year 2015 total represents cash payments of $46.8 ($45.5, net of cash acquired of $1.3) for the acquisition of Berkeley Design Automation, Inc. and $39.1, net for acquisitions of other businesses. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.
Financing Activities
For fiscal year 2016, cash used in financing activities consisted primarily of common stock repurchases, the payment of dividends and the purchase of the remaining non-controlling interest of Calypto Design Systems, Inc., offset in part by proceeds from the issuance of common stock and proceeds from our revolving credit facility.

During fiscal year 2016, we paid four quarterly dividends of $0.055 per share of outstanding common stock for a total of $25.6. On March 3, 2016 we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on March 31, 2016 to shareholders of record as of the close of business on March 10, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200.0 of our common stock. During fiscal year 2016, we repurchased 4.5 shares of common stock for $85.0, compared to 3.2 shares of common stock for $70.1 during fiscal year 2015. As of January 31, 2016, $90.0 remains available for repurchase under the program.

The terms of our revolving credit facility limited the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay to $50.0 plus 70% of our cumulative net income for periods after January 31, 2011. An additional $112.0 was available for common stock repurchases or dividend payments under this limit as of January 31, 2016.

We repurchased 8.1 shares of common stock for $146.1 on February 25, 2016. This repurchase was excluded from our share repurchase program noted above. To facilitate this repurchase, effective February 24, 2016 our revolving credit facility was amended to increase the limit on the amount of common stock we can repurchase and dividends we can pay to $200.0 plus 70% of our cumulative net income for periods ending after February 1, 2016. Also to facilitate this repurchase we paid an intercompany dividend on February 23, 2016 from foreign subsidiaries of $150.0. As the earnings associated with these funds were not treated as permanently reinvested, any U.S. tax consequences had already been included in our tax provision in prior periods. See Note 21. "Subsequent Events" in Part II, Item 8. "Financial Statements and Supplementary Data." for additional disclosure.

During fiscal year 2016 we received proceeds of $25.0 from our revolving credit facility.
Other factors affecting liquidity and capital resources
4.00% Convertible Subordinated Debentures due 2031
In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.
Each one thousand dollars in principal amount of the 4.00% Debentures is convertible, under certain circumstances, into 49.8058 shares of our common stock (equivalent to a conversion price of $20.08 per share). The events that permit conversion are described in Note 7. "Notes Payable" in Part II, Item 8. "Financial Statements and Supplementary Data."

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

If any one of the conversion events occurs, the 4.00% Debentures become convertible and the net balance of the 4.00% Debentures is classified as a current liability in our consolidated balance sheet. The classification of the 4.00% Debentures as current or long-term in the consolidated balance sheet is evaluated at each balance sheet date and may change from quarter to quarter depending on whether any of the conversion conditions are met. As of January 31, 2016, none of the conditions allowing the holders of the 4.00% Debentures to convert the 4.00% Debentures into shares of our common stock were met.

The 4.00% Debentures were convertible during the second half of fiscal year 2016. During the three months ended October 31, 2015 a minimal number of holders requested conversion. If all of the holders of the 4.00% Debentures had elected to convert their debentures, we would have been required to make cash payments of at least $253.0 prior to the maturity of the 4.00% Debentures. The market value of the 4.00% Debentures exceeds and will likely continue to exceed the value that would be received upon conversion. Because of this, we do not expect that significant holders would elect to convert if conversion conditions are met again in the future.

We believe that current cash balances, cash generated from our operating activities in future periods, access to our revolving credit facility, as well as additional financing arrangements will be sufficient to service any conversion of the 4.00% Debentures; however, future changes in our cash position; cash flows from operating, investing and financing activities; general business levels; and our access to additional financing, may impact our ability to settle the amount payable to the holders of any 4.00% Debentures that are converted.

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
For further information on the 4.00% Debentures, see Note 7. "Notes Payable" in Part II, Item 8. "Financial Statements and Supplementary Data."
Revolving Credit Facility
We have a syndicated, senior, unsecured, revolving credit facility with a maximum borrowing capacity of $125.0, which expires on January 9, 2020. Our interest rate on the facility is variable, and our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. Additionally, commitment fees can vary as they are payable on the unused portion of the revolving credit facility at rates between 0.30% and 0.40%.
As of January 31, 2016 we have borrowings of $25.0 against the revolving credit facility. There were no borrowings against the revolving credit facility during fiscal year 2015.
This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.
We were in compliance with all financial covenants as of January 31, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.
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
CONTRACTUAL OBLIGATIONS
We are contractually obligated to make the following payments as of January 31, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$258.1	$—	$2.0	$3.2	$252.9
Interest on debt	153.5	10.1	20.3	20.2	102.9
Other liabilities (1)	12.8	2.7	3.5	0.3	6.3
Other borrowings	33.4	33.4	—	—	—
Operating leases	74.1	20.2	27.7	17.5	8.7
Total contractual obligations	$531.9	$66.4	$53.5	$41.2	$370.8

(1)
Our balance sheet as of January 31, 2016 includes additional long-term taxes payable of $29.0 related to uncertain income and other tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of any cash settlement with the respective tax authorities and the total amount of taxes payable. The timing of such tax payments may depend on the resolution of current and future tax examinations which cannot be estimated. As a result, this amount is not included in the above table.

OUTLOOK FOR FISCAL YEAR 2017
We expect revenues for the first quarter of fiscal year 2017 to be approximately $220 with a loss per share for the same period of approximately ($0.12). For the full fiscal year 2017, we expect revenues to be approximately $1,215 with earnings per share of approximately $1.22.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Unless otherwise indicated, all numerical references are in millions, except interest rates and contract rates.
INTEREST RATE RISK
We are exposed to interest rate risk primarily through our investment portfolio, short-term borrowings and notes payable. We do not use derivative financial instruments for speculative or trading purposes.

We place our investments in instruments that meet high quality credit standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of January 31, 2016.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$260.1	0.37%
We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of January 31, 2016 and January 31, 2015. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.
We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable, and our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. As of January 31, 2016 we had an outstanding balance of $25.0 against this revolving credit facility compared to no outstanding balance as of January 31, 2015. Generally, interest rate changes for variable interest rate debt do not affect fair value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 6. “Short-Term Borrowings” in Part II, Item 8. “Financial Statements and Supplementary Data.”

We had other short-term borrowings of $0.9 outstanding as of January 31, 2016 and $1.3 as of January 31, 2015 with variable rates based on market indexes.

FOREIGN CURRENCY RISK
We transact business in various foreign currencies and have established a program to hedge certain foreign currency forecasted transactions and exposures from existing assets and liabilities. Our derivative instruments consist of short-term foreign currency exchange contracts, with a duration period of a year or less. We enter into contracts with counterparties that are major financial institutions and, as such we do not expect material losses as a result of defaults by our counterparties. We do not hold or issue derivative financial instruments for speculative or trading purposes.
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

As of January 31,	2016		2015
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$41.5	0.92	$36.5	0.87
Indian rupee	31.6	67.96	14.4	62.10
Japanese yen	28.6	118.09	21.6	117.77
Israeli shekel	19.3	3.95	13.0	3.95
British pound	11.0	0.70	14.7	0.66
Korean won	10.0	1,214.17	3.9	1,078.50
Taiwan dollar	4.7	33.58	11.4	31.53
Chinese yuan	4.6	6.60	10.0	6.14
Other(1)	22.0	—	19.8	—
Total forward contracts	$173.3		$145.3

(1)
Other includes currencies which are the Swiss franc, Danish krone, Armenian dram, Swedish krona, Norwegian krone, Polish zloty, Russian ruble, Hungarian forint, Chilean peso, Romania new leu and Singapore dollar.

Item 8.	Financial Statements and Supplementary Data.
Mentor Graphics Corporation
Consolidated Statements of Income

Year ended January 31,	2016	2015	2014
In thousands, except per share data
Revenues:
System and software	$700,621	$799,151	$737,790
Service and support	480,367	444,982	418,583
Total revenues	1,180,988	1,244,133	1,156,373
Cost of revenues:
System and software	48,330	69,811	65,288
Service and support	134,025	127,403	118,221
Amortization of purchased technology	7,303	7,099	3,598
Total cost of revenues	189,658	204,313	187,107
Gross profit	991,330	1,039,820	969,266
Operating expenses:
Research and development	381,440	381,125	348,817
Marketing and selling	351,344	365,688	342,799
General and administration	73,853	79,193	75,543
Equity in earnings of Frontline	(5,849)	(5,653)	(4,092)
Amortization of intangible assets	8,716	8,166	6,230
Special charges	45,081	23,490	16,929
Total operating expenses	854,585	852,009	786,226
Operating income:	136,745	187,811	183,040
Other income (expense), net	1,612	(777)	(520)
Interest expense	(19,428)	(19,276)	(19,452)
Income before income tax	118,929	167,758	163,068
Income tax expense	24,753	22,581	9,510
Net income	94,176	145,177	153,558
Less: Loss attributable to noncontrolling interest	(2,101)	(1,962)	(1,700)
Net income attributable to Mentor Graphics shareholders	$96,277	$147,139	$155,258
Net income per share:
Basic	$0.83	$1.28	$1.33
Diluted	$0.81	$1.26	$1.29
Weighted average number of shares outstanding:
Basic	116,701	114,635	113,671
Diluted	119,263	117,078	116,702
Cash dividends declared per common share	$0.22	$0.20	$0.18
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Comprehensive Income

Year ended January 31,	2016	2015	2014
In thousands
Net income	$94,176	$145,177	$153,558
Other comprehensive loss, net of tax:
Cash flow hedges:
Change in unrealized gain (loss) on derivative instruments	234	(283)	1,653
Less: reclassification adjustment for net gain (loss) included in net income	312	(283)	1,599
Net change	(78)	—	54
Change in accumulated translation adjustment	(8,947)	(30,360)	(6,790)
Change in pension liability, net of tax expense (benefit) of $25, $(161), $72	(166)	(285)	135
Other comprehensive loss	(9,191)	(30,645)	(6,601)
Comprehensive income	84,985	114,532	146,957
Less amounts attributable to the noncontrolling interest:
Net loss	(2,101)	(1,962)	(1,700)
Change in accumulated translation adjustment	22	45	(5)
Comprehensive loss attributable to the noncontrolling interest	(2,079)	(1,917)	(1,705)
Comprehensive income attributable to Mentor Graphics shareholders	$87,064	$116,449	$148,662

See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Balance Sheets

As of January 31,	2016	2015
In thousands
Assets
Current assets:
Cash and cash equivalents	$334,826	$230,281
Trade accounts receivable, net of allowance for doubtful accounts of $3,826 as of January 31, 2016 and $4,217 as of January 31, 2015	493,209	546,622
Other receivables	23,120	20,984
Inventory	24,762	22,512
Prepaid expenses and other	22,550	21,405
Deferred income taxes	—	23,490
Total current assets	898,467	865,294
Property, plant, and equipment, net	182,092	170,737
Term receivables	268,657	301,862
Goodwill	606,842	599,929
Intangible assets, net	37,446	45,577
Other assets	70,860	62,609
Total assets	$2,064,364	$2,046,008
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$33,449	$7,228
Accounts payable	16,740	12,687
Income taxes payable	3,966	5,994
Accrued payroll and related liabilities	73,371	108,553
Accrued and other liabilities	37,059	47,728
Deferred revenue	258,725	259,340
Total current liabilities	423,310	441,530
Notes payable (Note 7)	240,076	227,386
Deferred revenue	18,303	21,251
Income tax liability	25,116	19,279
Other long-term liabilities	37,130	50,336
Total liabilities	743,935	759,782
Commitments and contingencies (Note 9)
Noncontrolling interest with redemption feature	—	13,372
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of January 31, 2016 and January 31, 2015; 114,934 shares issued and outstanding as of January 31, 2016 and 115,790 shares issued and outstanding as of January 31, 2015	818,683	832,612
Retained earnings	522,846	451,901
Accumulated other comprehensive loss	(21,100)	(11,887)
Noncontrolling interest	—	228
Total stockholders’ equity	1,320,429	1,272,854
Total liabilities and stockholders’ equity	$2,064,364	$2,046,008
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Cash Flows

Year ended January 31,	2016	2015	2014
In thousands
Operating Cash Flows:
Net income	$94,176	$145,177	$153,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	36,449	34,336	34,563
Amortization of intangible assets, debt costs and other	24,973	23,710	17,891
Stock-based compensation	40,497	35,807	29,350
Deferred income taxes	5,055	9,265	8,550
Changes in other long-term liabilities	(804)	876	(3,708)
Equity in income of unconsolidated entities, net of dividends received	(455)	507	1,290
Other	(696)	85	(11)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	49,751	(90,404)	(43,811)
Prepaid expenses and other	(13,558)	(16,348)	(17,774)
Term receivables, long-term	31,672	(34,808)	(21,285)
Accounts payable and accrued liabilities	(39,956)	2,481	4,473
Income taxes receivable and payable	3,767	1,442	(10,487)
Deferred revenue	(2,275)	26,082	(2,896)
Net cash provided by operating activities	228,596	138,208	149,703
Investing Cash Flows:
Proceeds from the sales and maturities of short-term investments	—	4,124	3,112
Purchases of short-term investments	—	—	(7,820)
Proceeds from sale of building	2,068	—	—
Purchases of property, plant, and equipment	(43,336)	(48,366)	(30,761)
Acquisitions of businesses and other intangible assets, net of cash acquired	(11,700)	(84,596)	(20,906)
Net cash used in investing activities	(52,968)	(128,838)	(56,375)
Financing Cash Flows:
Proceeds from issuance of common stock	32,807	29,990	53,013
Repurchase of common stock	(85,000)	(70,053)	(49,995)
Tax benefit from share options exercised	217	280	386
Dividends paid	(25,590)	(22,911)	(20,398)
Net increase (decrease) in short-term borrowing	1,190	(2,660)	3,748
Proceeds from line of credit	25,000	—	—
Repayments of other borrowings	(7,268)	(3,659)	(7,762)
Purchase of remaining noncontrolling interest in majority owned subsidiaries	(11,270)	—	—
Proceeds (payments) for the sale of subsidiary shares from (to) noncontrolling interest	7	(41)	—
Net cash used in financing activities	(69,907)	(69,054)	(21,008)
Effect of exchange rate changes on cash and cash equivalents	(1,176)	(3,357)	(2,781)
Net change in cash and cash equivalents	104,545	(63,041)	69,539
Cash and cash equivalents at the beginning of the period	230,281	293,322	223,783
Cash and cash equivalents at the end of the period	$334,826	$230,281	$293,322
See accompanying notes to consolidated financial statements.

Mentor Graphics Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity	Noncontrolling Interest with Redemption Feature
	Shares	Amount
In thousands
Balance as of January 31, 2013	112,902	$810,902	$197,178	$25,399	$—	$1,033,479	$12,698
Net income (loss)			155,258			155,258	(1,700)
Other comprehensive loss				(6,596)		(6,596)	(5)
Adjustment of noncontrolling interest to redemption value			(4,486)			(4,486)	4,486
Dividends			(20,398)			(20,398)
Stock issued under stock awards and stock purchase plans	5,618	53,013				53,013
Stock repurchased	(2,593)	(49,995)				(49,995)
Stock-based compensation expense		29,350				29,350
Stock withheld for taxes	(205)	(4,717)				(4,717)
Tax benefit associated with the exercise of stock options		386				386
Balance as of January 31, 2014	115,722	$838,939	$327,552	$18,803	$—	$1,185,294	$15,479
Net income (loss)			147,139		29	147,168	(1,991)
Other comprehensive income (loss)				(30,690)	(1)	(30,691)	46
Recognition of noncontrolling interest					200	200
Adjustment of noncontrolling interest to redemption value			121			121	(121)
Dividends			(22,911)			(22,911)
Stock issued under stock awards and stock purchase plans	3,349	29,990				29,990	331
Stock repurchased	(3,174)	(70,053)				(70,053)	(372)
Stock-based compensation expense		35,807				35,807
Stock withheld for taxes	(107)	(2,351)				(2,351)
Tax benefit associated with the exercise of stock options		280				280
Balance as of January 31, 2015	115,790	$832,612	$451,901	$(11,887)	$228	$1,272,854	$13,372
Net income (loss)			96,277		(42)	96,235	(2,059)
Other comprehensive income (loss)				(9,213)	(4)	(9,217)	26
Adjustment of noncontrolling interest to redemption value			258			258	(258)
Purchase of remaining noncontrolling interest in majority owned subsidiaries					(182)	(182)	(11,088)
Debt conversion		(13)				(13)
Dividends			(25,590)			(25,590)
Stock issued under stock awards and stock purchase plans	3,767	32,807				32,807	7
Stock repurchased	(4,526)	(85,000)				(85,000)
Stock-based compensation expense		40,497				40,497
Stock withheld for taxes	(97)	(2,437)				(2,437)
Tax benefit associated with the exercise of stock options		217				217
Balance as of January 31, 2016	114,934	$818,683	$522,846	$(21,100)	$—	$1,320,429	$—
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
Use of Estimates
U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include revenue recognition, valuation of trade accounts receivable, income taxes, business combinations, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust estimates and assumptions as facts and circumstances dictate. Actual results could differ from these estimates. Any changes in estimates will be reflected in the financial statements in future periods.
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
Investment in Frontline
We have a 50% interest in a joint venture, Frontline P.C.B. Solutions Limited Partnership (Frontline), a provider of engineering software solutions for the printed circuit board industry. We use the equity method of accounting for Frontline, which results in reporting our investment as one line within other assets in the consolidated balance sheet and our share of earnings as one line in the consolidated statement of income. Frontline reports on a calendar year basis, therefore, we record our interest in the earnings of Frontline on a one-month lag.
Although we do not exert control, we actively participate in regular and periodic activities with respect to Frontline such as budgeting, business planning, marketing, and direction of research and development projects. Accordingly, we have included our interest in the earnings of Frontline as a component of operating income.
Property, Plant, and Equipment, Net
We state property, plant, and equipment at cost and capitalize expenditures for additions to property, plant, and equipment. We expense maintenance and repairs, which do not improve or extend the life of the respective asset, as incurred. We compute depreciation on a straight-line basis as follows:

	Estimated Useful Lives (in years)
Buildings		40
Land improvements		20
Computer equipment and furniture	3	-	5
Leasehold improvements(1)	3	-	10

(1)	Amortized over the shorter of the lease term or estimated life.
A summary of property, plant, and equipment, net is as follows:

As of January 31,	2016	2015
Computer equipment and furniture	$351,982	$334,817
Buildings and building equipment	115,312	110,854
Land and improvements	21,489	21,650
Leasehold improvements	41,906	38,035
Property, plant, and equipment, gross	530,689	505,356
Less: accumulated depreciation and amortization	(348,597)	(334,619)
Property, plant, and equipment, net	$182,092	$170,737
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible assets and other intangible assets acquired in our business combinations. Goodwill is not amortized, but is tested for impairment annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We operate as a single reporting unit for purposes of goodwill evaluation. We completed our annual goodwill impairment test as of January 31, 2016, 2015, and 2014. For purposes of assessing the impairment of goodwill, we estimated the fair value of our reporting unit using its market capitalization as the best evidence of fair value and compared that fair value to the carrying value of our reporting unit. Our reporting unit passed this step of the goodwill analysis. There were no indicators of impairment to goodwill during fiscal years 2016, 2015, and 2014 and accordingly, no impairment charges were recognized during these fiscal periods.
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

There were no indicators of impairment to long-lived assets during fiscal years 2016, 2015, and 2014 and accordingly, no impairment charges were recognized during these fiscal periods.
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
Total purchased technology and other intangible asset amortization expense was as follows:

Year ended January 31,	2016	2015	2014
Purchased technology and other intangible asset amortization expense	$16,019	$15,265	$9,828
As of January 31, 2016, the carrying value of goodwill and intangible assets was as follows:

As of January 31,	2016	2015
Goodwill	$606,842	$599,929

Purchased technology and in-process research and development, gross	$158,102	$155,124
Less: accumulated amortization	(138,375)	(131,143)
Purchased technology and in-process research and development, net	$19,727	$23,981

Other intangible assets, gross	$105,162	$100,384
Less: accumulated amortization	(87,443)	(78,788)
Other intangible assets, net	$17,719	$21,596

The following table summarizes goodwill activity:

Balance as of January 31, 2014	$549,044
Acquisitions	57,476
Earnouts	13
Foreign exchange	(6,604)
Balance as of January 31, 2015	$599,929
Acquisitions	8,500
Foreign exchange	(1,587)
Balance as of January 31, 2016	$606,842
We estimate the aggregate amortization expense related to purchased technology and other intangible assets will be as follows:

Fiscal years ending January 31,
2017	$12,889
2018	11,316
2019	9,559
2020	3,077
2021	548
Thereafter	57
Aggregate amortization expense	$37,446
Noncontrolling Interest with Redemption Feature
In September 2015 we exercised our call option to purchase the remaining noncontrolling interest of Calypto Design Systems, Inc. for $11,088. After this transaction, we own 100% of Calypto Design Systems, Inc. We had been party to an agreement that provided us a call option to acquire the noncontrolling interest, and provided the noncontrolling interest holders a put option to sell their interests to us, at prices based on formulas defined in the agreement.

Prior to our purchase, the noncontrolling interest was adjusted for the redemption feature based on the put option price formula and presented on the consolidated balance sheet under the caption “Noncontrolling interest with redemption feature.” Because the exercise of the put option was outside of our control, we presented this interest outside of stockholders’ equity.
The noncontrolling interest with redemption feature was recognized at the greater of:
i. The calculated redemption feature put value as of the balance sheet date; or
ii. The initial noncontrolling interest value adjusted for the noncontrolling interest holders' share of:
a. cumulative impact of net income (loss); and
b. other changes in accumulated other comprehensive income.
Increases (or decreases to the extent they offset previous increases) in the calculated redemption feature put value were recorded directly to retained earnings as if the balance sheet date were also the redemption date. Changes in the redemption feature put value also resulted in an adjustment to net income attributable to shareholders in the calculation of basic and diluted net income per share.
The results of the majority-owned subsidiary were presented in our consolidated results with an adjustment reflected on the face of our statement of income and the face of our statement of comprehensive income for the noncontrolling investors' interest in the results of the subsidiary.
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
For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, we have established a valuation allowance. In the event we determine that we are able to realize our deferred tax assets in the future in excess of our net recorded amount, we would reverse the valuation allowance associated with the deferred tax assets in the period the determination was made. Also, if we determine that we are not able to realize all or part of our net deferred tax assets in the future, we would record a valuation allowance on the net deferred tax assets with a corresponding increase in expense in the period the determination was made.
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
To manage the foreign currency volatility, we aggregate exposures on a consolidated basis to take advantage of natural offsets. The primary exposures are the Japanese yen, where we are in a long position, and the euro, where we are in a short position. Most large European revenue contracts are denominated and paid to us in U.S. dollars while our European expenses, including substantial research and development operations, are paid in local currency causing a short position in the euro. In addition, we experience greater inflows than outflows of Japanese yen as almost all Japanese-based customers contract and pay us in Japanese yen. While these exposures are aggregated on a consolidated basis to take advantage of natural offsets, substantial exposures remain.
To partially offset the net exposures in the euro and the Japanese yen, we enter into foreign currency exchange contracts of less than one year which are designated as cash flow hedges. Any gain or loss on Japanese yen contracts is classified as product revenue when the hedged transaction occurs while any gain or loss on euro contracts is classified as operating expense when the hedged transaction occurs.
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
We enter into foreign currency exchange contracts to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies. We do not designate these foreign currency contracts as hedges. The change in fair value of these derivative instruments is reported each period in other income (expense), net, in our consolidated statement of income.

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
We include finance fee revenues from the accretion of the discount on long-term installment receivables in system and software revenues. Finance fees were approximately 2.0% of total revenues for fiscal years 2016, 2015, and 2014.
Service and support revenues – We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which include consulting, training, and other services. We recognize support services revenue ratably over the service term. We record professional services revenue as the services are provided to the customer.
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
3.Fee is fixed or determinable – We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We have established a history of collecting under an original contract with installment terms without providing concessions on payments, products, or services. Additionally, for installment contracts, we determine that the fee is fixed or determinable if the arrangement has a payment schedule that is within the term of the license and the payments are collected in equal or nearly equal installments, when evaluated on a cumulative basis. If the fee is not deemed to be fixed or determinable, we recognize revenue as payments become due and payable.
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
We did not capitalize any acquired developed technology during fiscal years 2016 and 2015. We capitalized $3,698 of acquired developed technology during fiscal year 2014.
Advertising Costs
We expense all advertising costs as incurred. Advertising expense is included in marketing and selling expense in the accompanying consolidated statement of income as follows:

Year ended January 31,	2016	2015	2014
Advertising expense	$3,683	$2,985	$2,654
Special Charges
We record restructuring charges in connection with our plans to better align our cost structure with projected operations in the future. We record restructuring charges in connection with employee rebalances based on estimates of the expected costs associated with severance benefits. If the actual cost incurred exceeds the estimated cost, additional expense is recognized. If the actual cost is less than the estimated cost, a benefit is recognized.
We also record within special charges, expenses incurred related to certain litigation costs that are unusual in nature due to the significance in variability of timing and amount. Special Charges may also include costs associated with acquisitions, excess facility costs and asset related charges. See additional discussion in Note 15. "Special Charges."
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
Transfer of Financial Assets
We finance certain software license agreements with customers through the sale, assignment, and transfer of the future payments under those agreements to financing institutions on a non-recourse basis. We retain no interest in the transferred receivable. We record the transfers as sales of the related accounts receivable when we are considered to have surrendered control of the receivables. The gain or loss on the sale of receivables is included in general and administration in operating expenses in our consolidated statement of income. The gain or loss on the sale of receivables consists of two components: (i) the discount on sold receivables, which is the difference between the undiscounted balance of the receivables, and the net proceeds received from the financing institution and (ii) the unaccreted interest on the sold receivables. We impute interest on the receivables based on prevailing market rates and record this as a discount against the receivable. See additional details in Note 5. "Term Receivables and Trade Accounts Receivable ."
New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. We adopted this guidance as of January 31, 2016 on a prospective basis. Adoption of this guidance did not have a material impact on our consolidated financial statements. See additional details in Note 8. "Income Taxes".
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. We early adopted ASU 2015-03 in the fourth quarter of fiscal year 2016, resulting in the reclassification of unamortized debt issuance costs related to our 4.00% Convertible Subordinated Debentures (4.00% Debentures) from an asset position to a liability position, as a reductions of our long-term debt. The amount reclassified in total was $3,014 as of January 31, 2015. Adoption of this guidance did not have a material impact on our financial statements. The reclassification of our previously issued fiscal year 2015 consolidated balance sheet was made to conform to the current period presentation. The amounts in our fiscal year 2015 consolidated balance sheet have been reclassified as follows:

As of January 31, 2015	As Originally Reported	As Reclassified
Prepaid expenses and other	$22,357	$21,405
Other assets	$64,671	$62,609
Notes payable	$230,400	$227,386
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

3. Fair Value Measurement
The following table presents information about financial liabilities measured at fair value on a recurring basis as of January 31, 2016:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$3,749	$—	$—	$3,749

The following table presents information about financial liabilities measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration	$4,563	$—	$—	$4,563

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

In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. The short-term portion of the total recorded contingent consideration is included in accrued and other liabilities and the long-term portion of the total recorded contingent consideration is included in other long-term liabilities on our consolidated balance sheet. The following table summarizes the total recorded contingent consideration:

As of January 31,	2016	2015
Contingent consideration, short-term	$1,460	$1,515
Contingent consideration, long-term	2,289	3,048
Total contingent consideration	$3,749	$4,563

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of January 31, 2016 encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Total estimated contingent consideration	$1,464	-	$4,422
Discount rate	9.5%	-	16.0%
Timing of cash flows (in years)	0	-	3

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2014	$4,571
New contingent consideration	1,450
Payments	(1,589)
Changes in fair value	(11)
Interest accretion	142
Balance as of January 31, 2015	$4,563
New contingent consideration	—
Payments	(1,525)
Changes in fair value	586
Interest accretion	125
Balance as of January 31, 2016	$3,749

The following table summarizes the fair value and carrying value of our 4.00% Debentures:

As of January 31,	2016	2015
Fair value of 4.00% Debentures	$255,487	$310,173
Carrying value of 4.00% Debentures	$234,888	$227,386

We based the fair value of our 4.00% Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). We believe the carrying value of Other Notes Payable of $5,188 at January 31, 2016 approximated fair value. Of the total carrying value of notes payable, none was classified as current on our consolidated balance sheet as of January 31, 2016 and January 31, 2015. See additional discussion of notes payable in Note 7. "Notes Payable."

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

4. Business Combinations
Acquisitions during the twelve months ended January 31, 2016

Acquisitions for the year ended January 31, 2016 consisted of two privately-held companies, both of which were accounted for as business combinations. These acquisitions were not material individually or in the aggregate.

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

5. Term Receivables and Trade Accounts Receivable
We have long-term installment receivables that are attributable to multi-year, multi-element term license sales agreements. Balances for term agreements that are due within one year of the balance sheet date are included in trade accounts receivable, net and balances that are due more than one year from the balance sheet date are included in term receivables, long-term. We discount the total product portion of the agreements to reflect the interest component of the transaction. We amortize the interest component of the transaction to system and software revenues over the period in which payments are made and balances are outstanding, using the effective interest method. We determine the discount rate at the outset of the arrangement based upon the current credit rating of the customer. We reset the discount rate periodically considering changes in prevailing interest rates but do not adjust previously discounted balances.

Trade accounts receivable and term receivable balances were as follows:

As of January 31,	2016	2015
Trade accounts receivable	$176,021	$208,996
Term receivables, short-term	$317,188	$337,626
Term receivables, long-term	$268,657	$301,862
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
We perform a credit risk assessment of all customers using the Standard & Poor’s (S&P) credit rating as our primary credit-quality indicator. The S&P credit ratings are based on the most recent S&P score available at the time of assessment. For customers that do not have an S&P credit rating, we base our credit risk assessment on results provided in the customer's most recent financial statements at the time of assessment. We determine whether or not to extend credit to these customers based on the results of our internal credit assessment, thus mitigating our risk of loss.
The credit risk assessment for our long-term receivables was as follows:

As of January 31,	2016	2015
S&P credit rating:
AAA+ through BBB-	$195,764	$192,430
BB+ and lower	22,520	31,939
	218,284	224,369
Internal credit assessment	50,373	77,493
Total long-term term receivables	$268,657	$301,862

We maintain allowances for doubtful accounts on trade accounts receivable and term receivables, long-term for estimated losses resulting from the inability of our customers to make required payments. We regularly evaluate the collectibility of our trade accounts receivable based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy or deterioration in the customer’s operating results, financial position, or credit rating, we record a specific reserve for bad debt to reduce the related receivable to the amount believed to be collectible. We also record unspecified reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due, the financial health of customers, the current business environment, and historical experience. If these factors change or circumstances related to specific customers change, we adjust the recoverability estimates of the receivables, resulting in either additional selling expense or a reduction in selling expense in the period the determination is made.
We reduced our allowance for doubtful accounts during the year ended January 31, 2015 by $1,691, to reflect a change in estimate of our unspecified reserves resulting from sustained low write-off experience and strong collections. The adjustment was recorded in marketing and selling expense in our statement of income.
The following shows the change in allowance for doubtful accounts for the years ended January 31, 2016, 2015, and 2014:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Year ended January 31, 2016	$4,217	$(349)	$(42)	$3,826
Year ended January 31, 2015	$5,469	$(988)	$(264)	$4,217
Year ended January 31, 2014	$5,331	$517	$(379)	$5,469

(1)	Specific account write-offs and foreign exchange.

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
We sold the following receivables to financing institutions on a non-recourse basis and recognized the following gain on the sale of those receivables:

Year ended January 31,	2016	2015	2014
Net proceeds	$42,661	$22,572	$22,943

Trade receivables, short-term	16,344	12,715	11,705
Term receivables, long-term	27,770	10,461	11,912
Total receivables sold	44,114	23,176	23,617

Discount on sold receivables	(1,453)	(604)	(674)
Unaccreted interest on sold receivables	2,723	922	890
Gain on sale of receivables	$1,270	$318	$216

6. Short-Term Borrowings
Short-term borrowings consisted of the following:

As of January 31,	2016	2015
Senior revolving credit facility	$25,000	$—
Collections of previously sold accounts receivable	7,568	5,917
Other borrowings	881	1,311
Short-term borrowings	$33,449	$7,228
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

The revolving credit facility limited the aggregate amount we could pay for dividends and repurchases of our stock over the term of the facility to $50,000 plus 70% of our cumulative net income for periods after January 31, 2011. As of January 31, 2016, $112,038 was available for common stock repurchases or dividend payments under this limit. As described in Note 21, "Subsequent Events", on February 24, 2016 the revolving credit facility was amended to increase the limit on the aggregate amount we can pay for dividends and repurchases of our common stock to $200,000 plus 70% of our cumulative net income for periods ending after February 1, 2016.
We were in compliance with all financial covenants as of January 31, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.
7. Notes Payable
Notes payable consist of the following:

As of January 31,	2016	2015
4.00% Debentures	$234,888	$227,386
Other	5,188	—
Notes payable	$240,076	$227,386

Our 4.00% Debentures are due in 2031, but we may be required to repay them earlier under the conversion and redemption provisions described below.

Annual maturities of our notes payable are scheduled as follows:

Fiscal years ending January 31,
2019	$2,000
2020	3,188
Thereafter	252,957
Total	$258,145
4.00% Debentures
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
The 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.09 per share as of January 31, 2016, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.

During the fiscal quarter ended October 31, 2015, the 4.00% Debentures were convertible at the option of the holder as the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the previous quarter. Holders of $43 principal amount of 4.00% Debentures requested conversion during the fiscal quarter ended October 31, 2015, and were paid the conversion value fully in cash during the following quarter. As of January 31, 2016, none of the conditions allowing the holders of the 4.00% Debentures to convert the 4.00% Debentures into shares of our common stock were met. The determination of whether or not the 4.00% Debentures are convertible is performed at each balance sheet date and may change from quarter to quarter.
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
The 4.00% Debentures contain a conversion feature allowing for settlement of the debt in cash upon conversion, therefore we separately account for the implied liability and equity components of the 4.00% Debentures. The principal amount, unamortized debt discount, unamortized debt issuance costs, net carrying amount of the liability component, and carrying amount of the equity component of the 4.00% Debentures are as follows:

As of January 31,	2016	2015
Principal amount	$252,957	$253,000
Unamortized debt discount	(16,007)	(22,600)
Unamortized debt issuance costs	(2,062)	(3,014)
Net carrying amount of the liability component	$234,888	$227,386
Equity component, net of debt issuance costs	$42,518	$42,531

The unamortized debt discount and debt issuance costs amortize to interest expense using the effective interest method through March 2018.
We recognized the following amounts in interest expense in the consolidated statement of operations related to the 4.00% Debentures:

Year ended January 31,	2016	2015	2014
Interest expense at the contractual interest rate	$10,117	$10,120	$10,120
Amortization of debt discount	$6,593	$6,139	$5,715
Amortization of debt issuance costs	$952	$952	$952
The effective interest rate on the 4.00% Debentures was 7.25% for fiscal years 2016, 2015, and 2014.

Other Notes Payable
In February 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $3,188 was outstanding as of January 31, 2016. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

In September 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $2,000 was outstanding as of January 31, 2016. The note bears interest at a rate of 4.0% and is due in full on September 8, 2018.

8. Income Taxes
Domestic and foreign pre-tax income was as follows:

Year ended January 31,	2016	2015	2014
Domestic	$(25,971)	$(2,991)	$(754)
Foreign	144,900	170,749	163,822
Total pre-tax income	$118,929	$167,758	$163,068
The provision for income taxes was as follows:

Year ended January 31,	2016	2015	2014
Current:
Federal	$734	$(223)	$(366)
State	199	444	355
Foreign	17,994	13,677	6,585
Total current	18,927	13,898	6,574
Deferred:
Federal and state	4,402	7,687	1,333
Foreign	1,424	996	1,603
Total deferred	5,826	8,683	2,936
Total provision for income taxes	$24,753	$22,581	$9,510

Actual income tax expense is different from that which would have been computed by applying the statutory U.S. federal income tax rate to our income before income tax. A reconciliation of income tax expense as computed at the U.S. federal statutory income tax rate to the provision for income taxes is as follows:

Year ended January 31,	2016	2015	2014
Federal tax, at statutory rate	$41,626	$58,725	$57,074
State tax, net of federal benefit	(60)	900	355
Impact of international operations including withholding taxes and other reserves	7,143	(27,042)	(46,632)
Repatriation of foreign subsidiary earnings	354	21,969	20,367
Foreign tax credits	(2,382)	(5,143)	(5,489)
Tax credits (excluding foreign tax credits)	(11,539)	(8,089)	(12,571)
Amortization of deferred charge	(167)	1,168	(2,311)
Change in valuation allowance	(21,055)	(26,443)	(5,929)
Stock-based compensation expense	3,402	2,929	2,593
Non-deductible meals and entertainment	1,177	1,238	1,087
Other, net	6,254	2,369	966
Provision for income taxes	$24,753	$22,581	$9,510
The tax effects of temporary differences and carryforwards, which gave rise to significant portions of deferred tax assets and liabilities, were as follows:

As of January 31,	2016	2015
Deferred tax assets:
Reserves and allowances	$12,954	$11,188
Accrued expenses not currently deductible	12,446	21,475
Stock-based compensation expense	8,259	6,988
Net operating loss carryforwards	24,138	34,618
Tax credit carryforwards	87,443	74,235
Purchased technology and other intangible assets	4,219	3,047
Deferred revenue	4,541	2,002
Other, net	8,394	6,762
Total gross deferred tax assets	162,394	160,315
Less valuation allowance	(63,554)	(91,956)
Deferred tax assets	98,840	68,359
Deferred tax liabilities:
Intangible assets	(13,163)	(12,976)
Undistributed foreign earnings	(87,390)	(50,163)
Convertible debt	(6,322)	(8,918)
Depreciation of property, plant, and equipment	(1,715)	(997)
Deferred tax liabilities	(108,590)	(73,054)
Net deferred tax liabilities	$(9,750)	$(4,695)
For fiscal year 2016, all deferred tax assets and liabilities are presented in our balance sheet in other assets and other long-term liabilities respectively. For fiscal year 2015, only long-term deferred tax assets and liabilities are presented in our balance sheet in other assets and other long-term liabilities, respectively.
We early adopted ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, effective January 31, 2016 on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. No prior periods were retrospectively adjusted.
As of January 31, 2016, we had the following foreign and U.S. Federal and state carryforwards for income tax return purposes:

Credit or carryforward	As of January 31, 2016	Expiration
Federal credits and carryforwards:
Research and experimentation credit carryforward	$88,987	Fiscal years 2019 - 2036
Net operating loss carryforward	$120,030	Fiscal years 2020 - 2036
Foreign tax credits	$19,433	Fiscal years 2017 - 2026
Alternative minimum tax credits	$2,682	No expiration
Childcare credits	$1,843	Fiscal years 2023 - 2036
State income tax credits and carryforwards:
Net operating loss carryforward	$202,389	Fiscal years 2017 - 2036
Research and experimentation	$21,842	Fiscal years 2017 - 2031
Miscellaneous	$1,038	Various
Foreign net operating loss carryforwards	$20,093	Generally indefinite
Tax attributes created by, and associated with, excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such attributes are utilized, we may increase stockholders’ equity. Our deferred tax assets related to net operating loss carryforwards created by excess tax benefits from stock options have been reduced by $48,591 as of January 31, 2016 and $43,206 as of January 31, 2015.
The decrease in the valuation allowance largely resulted from accrual of a U.S. deferred tax liability on fiscal year 2016 foreign earnings that are not permanently reinvested and may be repatriated in the future.
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
We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently re-invested outside the U.S. As of January 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $461,438. Determination of the amount of unrecognized deferred U.S. income tax liability on permanently re-invested earnings is not practicable. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for U.S. income taxes on those earnings in our tax provision.
On December 18, 2015, the President of the U.S. signed into law The Protecting Americans from Tax Hikes (PATH) Act of 2015 which permanently reinstated the research tax credit retroactive to January 1, 2015. As a result of the new legislation, the Company recognized a benefit in the fourth quarter of fiscal year 2016 related to one month of fiscal year 2015 and twelve months of fiscal year 2016.
We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. In some cases it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitation from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2013 and forward, although net operating loss and credit carryforwards from all years are subject to examination and adjustment for three years following the year in which utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on and after fiscal year 2012 in Ireland, fiscal year 2011 in Japan, fiscal year 2009 in India and fiscal year 2012 in Israel.
We have reserves for taxes to address potential exposures involving tax positions that are being challenged or that could be challenged by the tax authorities even though we believe the positions we have taken are appropriate. We believe our tax reserves are adequate to cover potential liabilities. We review the tax reserves as circumstances warrant and adjust the reserves as events occur that affect our potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require us to increase or decrease our reserves and effective tax rate. It is reasonably possible that existing unrecognized tax benefits may decrease from $0 to $3,000 due to settlements or expiration of the statute of limitations within the next twelve months. To the extent that uncertain tax positions resolve in our favor, it could have a positive impact on our effective tax rate. A portion of our reserves, which could settle or expire within the next twelve months, may result in deferred tax assets subject to a valuation allowance for which no benefit would be recognized. Income tax-related interest and penalties were an expense of $1,717 for the year ended January 31, 2016, an expense of $884 for the year ended January 31, 2015 and a benefit of $1,710 for the year ended January 31, 2014.
The below schedule shows the gross changes in unrecognized tax benefits associated with uncertain tax positions for the years ending January 31, 2016 and 2015:

Unrecognized tax benefits as of January 31, 2014	$31,321
Gross increases—tax positions in prior period	7,022
Gross decreases—tax positions in prior period	(279)
Gross increases—tax positions in current period	4,904
Settlements	(126)
Lapse of statute of limitations	(2,709)
Cumulative translation adjustment	(362)
Unrecognized tax benefits as of January 31, 2015	$39,771
Gross increases—tax positions in prior period	6,548
Gross decreases—tax positions in prior period	(1,702)
Gross increases—tax positions in current period	6,509
Settlements	—
Lapse of statute of limitations	(1,125)
Cumulative translation adjustment	(1,327)
Unrecognized tax benefits as of January 31, 2016	$48,674
The ending balances of unrecognized tax benefits represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were not sustained, such as the federal deduction that could be realized if an unrecognized state deduction was not sustained. The ending gross balances exclude accrued interest and penalties related to such positions of $9,817 as of January 31, 2016 and $8,366 as of January 31, 2015. We expect that $25,162 of our unrecognized tax benefits, if recognized, would favorably affect our effective tax rate.
9. Commitments and Contingencies
Leases
We lease a majority of our field sales offices and research and development facilities under non-cancelable operating leases. In addition, we lease certain equipment used in our research and development and marketing and selling activities.
Rent expense under operating leases was as follows:

Year ended January 31,	2016	2015	2014
Rent expense	$27,040	$28,114	$27,240
Future minimum lease payments under all non-cancelable operating leases are approximately as follows:

Fiscal years ending January 31,	Lease Payments
2017	$20,204
2018	15,600
2019	12,086
2020	9,761
2021	7,680
Thereafter	8,724
Total	$74,055

Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of January 31, 2016, we were not aware of any material liabilities arising from these indemnification obligations.
Legal Proceedings
From time to time we are involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits relating to IP rights, contracts, distributorships, and employee relations matters. Periodically, we review the status of various disputes and litigation matters and assess our potential exposure. When we consider the potential loss from any dispute or legal matter probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, we base accruals on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates. We believe that the outcome of current litigation, individually and in the aggregate, will not have a material effect on our results of operations.
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
In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in federal district court in the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent and Trademark Office ruled that the claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer in the court's docket for trial. Synopsys has appealed the decision by the district court.
In June 2013, Synopsys also filed a claim against us in federal district court in Oregon, similarly alleging that our Veloce family of products infringed two additional Synopsys U.S. patents. These claims have been dismissed.
We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.
On October 10, 2014, the jury in our patent lawsuit filed in the federal district court in Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of January 31, 2016, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
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

10. Stockholders' Equity
Dividends

The following table summarizes dividends declared since the beginning of fiscal year 2015:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2017
3/3/2016	3/10/2016	3/31/2016	$0.055
Fiscal Year 2016
11/19/2015	12/15/2015	1/4/2016	$0.055	$6,326
8/20/2015	9/10/2015	9/30/2015	$0.055	$6,491
5/22/2015	6/10/2015	6/30/2015	$0.055	$6,389
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383
Fiscal Year 2015
11/20/2014	12/10/2014	1/2/2015	$0.05	$5,743
8/21/2014	9/10/2014	9/30/2014	$0.05	$5,697
5/22/2014	6/10/2014	6/30/2014	$0.05	$5,693
2/27/2014	3/10/2014	3/31/2014	$0.05	$5,778
Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

11. Employee Stock and Savings Plans
Stock Options Plans and Stock Plans
Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. Stock options and time-based restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant. Performance-based restricted stock units vest after three years and include goals for operating income margin. The source of shares issued under the Incentive Plan is new shares. We have not issued any options since fiscal year 2013. Our current equity strategy is to grant restricted stock units rather than options to ensure that we deliver value to our employees when there is volatility in the market.
As of January 31, 2016, a total of 4,181 shares of common stock were available for future grant under the Incentive Plan.
The following table summarizes restricted stock unit activity (including the target number of shares awarded for performance-based restricted stock units):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested as of January 31, 2015	4,246	$19.63
Granted	1,711	$24.10
Vested	(1,586)	$17.35
Forfeited	(254)	$19.95
Nonvested as of January 31, 2016	4,117	$22.35	1.62	$71,561

The following table summarizes the fair value of restricted stock units vested:

Year ended January 31,	2016	2015	2014
Total fair value of restricted stock units vested	$27,527	$22,874	$17,736
Stock options outstanding, the weighted average exercise price, and transactions involving stock options are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of January 31, 2015	3,152	$9.73
Granted	—	$—
Exercised	(639)	$9.79
Forfeited	(26)	$16.20
Expired	(16)	$8.26
Balance as of January 31, 2016	2,471	$9.66	3.98	$19,085
Options exercisable as of January 31, 2016	2,395	$9.42	3.90	$19,058
Options vested as of January 31, 2016 and options expected to vest after January 31, 2016	2,471	$9.66	3.98	$19,085
The total intrinsic value of options exercised and cash received from options exercised was as follows:

Year ended January 31,	2016	2015	2014
Intrinsic value	$9,440	$4,601	$26,769
Cash received	$6,260	$4,636	$38,830
Employee Stock Purchase Plans
We have an ESPP for U.S. employees and an ESPP for certain foreign subsidiary employees. The ESPPs provide for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. Each eligible employee may purchase up to six thousand shares of stock on each purchase date at prices no less than 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. As of January 31, 2016, 3,620 shares remain available for future purchase under the ESPPs.
The following table summarizes shares issued under the ESPPs and other associated information:

Year ended January 31,	2016	2015	2014
Shares issued under the ESPPs	1,538	1,389	1,554
Cash received for the purchase of shares under the ESPPs	$26,511	$25,642	$23,895
Weighted average purchase price per share	$17.24	$18.47	$15.38
Stock-Based Compensation Expense
The fair value of restricted stock units is the market value as of the grant date reduced by the value of expected dividends payable on our common stock prior to vesting.
The fair value of the purchase rights under our ESPPs is determined using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates several highly subjective assumptions including expected volatility, expected term, and interest rates. The expected volatility for the purchase rights for our ESPPs is based on the historical volatility of our shares of common stock. The expected term for the purchase rights for our ESPPs is the 6 month offering period. The risk-free interest rate for periods within the contractual life of the purchase rights under our ESPPs is based on the U.S. Treasury yield curve in effect at the time of the grant.

The weighted average grant date fair values are summarized as follows:

Year ended January 31,	2016	2015	2014
Restricted stock units granted	$24.10	$21.52	$22.42
ESPP purchase rights	$5.08	$4.81	$4.30
The fair value calculations for ESPPs used the following assumptions:

Year ended January 31,	2016	2015	2014
Risk-free interest rate	0.08% - 0.31%	0.05% - 0.09%	0.09% - 0.14%
Dividend yield (range)	0.8% - 1.2%	0.8% - 0.9%	0.0% - 1.0%
Dividend yield (weighted average)	0.9%	0.8%	0.5%
Expected life (in years)	0.5	0.5	0.5
Volatility (range)	23% - 36%	22% - 23%	22% - 33%
Volatility (weighted average)	25%	22%	29%
The following table summarizes stock-based compensation expense included in the results of operations and the tax benefit associated with the exercise of stock options:

Year ended January 31,	2016	2015	2014
Cost of revenues:
Service and support	$2,607	$2,304	$1,992
Operating expense:
Research and development	16,207	14,027	11,182
Marketing and selling	9,623	9,103	7,777
General and administration	12,060	10,373	8,399
Equity plan-related compensation expense	$40,497	$35,807	$29,350
Tax effect of the exercise of stock options	$217	$280	$386
As of January 31, 2016, we had $73,099 in unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted average period of 1.4 years and $386 in unrecognized compensation cost related to nonvested options which is expected to be recognized over a weighted average period of 0.4 years.
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

Year ended January 31,	2016	2015	2014
Employer matching contribution	$8,930	$8,190	$7,708

12. Incentive Stock Rights
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
13. Net Income Per Share
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

The following provides the computation of basic and diluted net income per share:

Year ended January 31,	2016	2015	2014
Net income attributable to Mentor Graphics shareholders	$96,277	$147,139	$155,258
Adjustment to redemption value of noncontrolling interest with redemption feature	258	121	(4,486)
Adjusted net income attributable to Mentor Graphics shareholders	$96,535	$147,260	$150,772

Weighted average common shares used to calculate basic net income per share	116,701	114,635	113,671
Employee stock options, restricted stock units and employee stock purchase plan	2,562	2,443	3,031
Weighted average common and potential common shares used to calculate diluted net income per share	119,263	117,078	116,702

Net income per share attributable to Mentor Graphics shareholders:
Basic net income per share	$0.83	$1.28	$1.33
Diluted net income per share	$0.81	$1.26	$1.29

We have adjusted the numerator of our basic and diluted earnings per share calculation for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

The effect of the conversion of the 4.00% Debentures was anti-dilutive for the twelve months ended January 31, 2016, 2015 and 2014 and therefore excluded from the computation of diluted net income per share. The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, is further described in Note 7. “Notes Payable.”

The following details adjustments to net income excluded from the computation of diluted net income:

Year ended January 31,	2016	2015	2014
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	$2,074	$2,075	$2,075

The following details shares excluded from the computation of diluted net income:

Year ended January 31,	2016	2015	2014
Shares of common stock for restricted stock units	—	18	566
Shares of common stock for stock options	—	14	518
Shares of common stock for ESPP purchase rights	—	887	111
Shares of common stock for convertible debt	2,046	612	—
Total anti-dilutive shares excluded	2,046	1,531	1,195

These restricted stock units, stock options, ESPPs, and convertible debt were determined to be anti-dilutive as a result of applying the treasury stock method.
14. Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax:

As of January 31,	2016	2015
Foreign currency translation adjustment	$(21,013)	$(12,044)
Unrealized gain (loss) on derivatives	(36)	42
Pension liability	(51)	115
Total accumulated other comprehensive loss	$(21,100)	$(11,887)

For fiscal years 2016, 2015, and 2014, amounts reclassified to net income from accumulated other comprehensive loss related to cash flow hedges are included in the Consolidated Statements of Comprehensive Income. There were no significant amounts reclassified to net income from accumulated other comprehensive loss related to foreign currency translation adjustment or pension plans.
15. Special Charges
The following is a summary of the components of the special charges:

Year ended January 31,	2016	2015	2014
Voluntary early retirement program	$25,232	$—	$—
Employee severance and related costs	13,496	3,535	4,392
Litigation costs	4,118	18,408	11,597
Other costs, net	2,235	1,547	940
Total special charges	$45,081	$23,490	$16,929
Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.
We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 and 110 employees elected to participate. The costs presented here are for severance benefits. All of these costs were paid during the fiscal year ending January 31, 2016.
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
Approximately 86% of the employee severance and related costs for fiscal year 2016 were paid during fiscal year 2016. We expect to pay the remainder during fiscal year 2017. Approximately 90% of the employee severance and related costs for fiscal year 2015 were paid during fiscal year 2015. Costs remaining as of January 31, 2015 were paid in fiscal year 2016. Approximately 80% of the employee severance and related costs for fiscal year 2014 were paid during fiscal year 2014. Costs remaining as of January 31, 2014 were paid in fiscal year 2015. There have been no significant modifications to the amount of these charges.
Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.
Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the consolidated balance sheet. The following table shows changes in accrued special charges during the year ended January 31, 2016:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2015	January 31, 2016	January 31, 2016	January 31, 2016	(1)
Voluntary early retirement program	$—	$25,232	$(25,232)	$—
Employee severance and related costs	370	13,496	(11,931)	1,935
Litigation costs	3,406	4,118	(7,213)	311
Other costs	741	2,235	(2,216)	760
Accrued special charges	$4,517	$45,081	$(46,592)	$3,006

(1)	The balance of $3,006 represents short-term accrued special charges.

The following table shows changes in accrued special charges during the year ended January 31, 2015:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2014	January 31, 2015	January 31, 2015	January 31, 2015	(1)
Employee severance and related costs	$1,004	$3,535	$(4,169)	$370
Litigation costs	4,855	18,408	(19,857)	3,406
Other costs	1,987	1,547	(2,793)	741
Accrued special charges	$7,846	$23,490	$(26,819)	$4,517

(1)
Of the $4,517 total accrued special charges as of January 31, 2015, $252 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income and other long-term costs. The remaining balance of $4,265 represents the short-term portion of accrued special charges.

The following table shows changes in accrued special charges during the year ended January 31, 2014:

	Accrued special charges as of	Charges during the year ended	Payments during the year ended	Accrued special charges as of
	January 31, 2013	January 31, 2014	January 31, 2014	January 31, 2014	(1)
Employee severance and related costs	$2,028	$4,392	$(5,416)	$1,004
Litigation costs	624	11,597	(7,366)	4,855
Other costs	2,889	940	(1,842)	1,987
Accrued special charges	$5,541	$16,929	$(14,624)	$7,846

(1)
Of the $7,846 total accrued special charges as of January 31, 2014, $587 represents the long-term portion, which primarily includes accrued lease termination fees and other facility costs, net of sublease income. The remaining balance of $7,259 represents the short-term portion of accrued special charges.

16. Other Income (Expense), Net
Other income (expense), net was comprised of the following:

Year ended January 31,	2016	2015	2014
Interest income	$1,870	$1,723	$2,360
Foreign currency exchange gain (loss)	199	(1,152)	(1,872)
Other, net	(457)	(1,348)	(1,008)
Other income (expense), net	$1,612	$(777)	$(520)
17. Transactions with Customers with Common Board Members
Certain members of our Board of Directors also serve as officers or directors for some of our customers. We had amounts receivable from these customers of $23,498 as of January 31, 2016 and $46,661 as of January 31, 2015. The following table shows revenue recognized from these customers:

Year ended January 31,	2016	2015	2014
Revenue from customers	$25,059	$32,594	$85,037
Percentage of total revenues	2.1%	2.6%	7.4%
18. Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

Year ended January 31,	2016	2015	2014
Cash paid for:
Interest	$12,094	$11,937	$12,225
Income taxes	$15,103	$11,427	$11,871
During fiscal year 2016 we purchased the remaining noncontrolling interest of Calypto Design Systems, Inc. for $11,088 which is included in net cash used in financing activities in our consolidated statement of cash flows.
19. Segment Reporting
Our Chief Operating Decision Makers (CODMs), which consist of the Chief Executive Officer and the President, review our consolidated results within one operating segment. In making operating decisions, our CODMs primarily consider consolidated financial information accompanied by disaggregated revenue information by geographic region.
We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic areas were:

Year ended January 31,	2016	2015	2014
Revenues:
United States	$488,148	$542,229	$497,954
Europe	254,827	255,943	241,417
Japan	87,119	87,725	113,796
Pacific Rim	335,833	341,474	287,956
Other	15,061	16,762	15,250
Total revenues	$1,180,988	$1,244,133	$1,156,373
For the year ended January 31, 2015, revenue from Korea was $135,696, or 10.9% of total revenue. This revenue is included in the Pacific Rim region in the table above.
For the years ended January 31, 2016, 2015 and 2014, no single customer accounted for 10% of our total revenues.
Property, plant and equipment, net, related to operations in the geographic areas were:

As of January 31,	2016	2015
Property, plant, and equipment, net:
United States	$133,432	$127,631
Europe	33,070	31,751
Japan	2,220	882
Pacific Rim	13,191	10,295
Other	179	178
Total property, plant and equipment, net	$182,092	$170,737
20. Quarterly Financial Information – Unaudited
A summary of quarterly financial information follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal Year 2016
Total revenues	$272,143	$281,062	$290,516	$337,267
Gross profit	$223,092	$234,799	$243,627	$289,812
Operating income (loss)	$(7,663)	$39,266	$25,688	$79,454
Net income (loss) attributable to Mentor Graphics shareholders	$(9,885)	$31,212	$14,679	$60,271
Net income (loss) per share, basic (1)	$(0.08)	$0.27	$0.13	$0.52
Net income (loss) per share, diluted (1)	$(0.08)	$0.26	$0.12	$0.51

Fiscal Year 2015
Total revenues	$252,151	$260,233	$292,683	$439,066
Gross profit	$194,708	$211,304	$245,142	$388,666
Operating income	$1,644	$16,912	$29,723	$139,532
Net income (loss) attributable to Mentor Graphics shareholders	$(2,551)	$14,172	$21,030	$114,488
Net income (loss) per share, basic (1)	$(0.02)	$0.13	$0.18	$0.98
Net income (loss) per share, diluted (1)	$(0.02)	$0.13	$0.18	$0.96

(1)
We have adjusted the numerator of our basic and diluted earnings per share calculation for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings, as follows:

Quarter ended	April 30	July 31	October 31	January 31
Fiscal Year 2016	$269	$(144)	$133	$—
Fiscal Year 2015	$667	$895	$(267)	$(1,174)

21. Subsequent Events
On February 18, 2016 we entered into an agreement to repurchase 8,060 shares of Mentor Graphics common stock beneficially owned by Carl C. Icahn and certain of his affiliates, at a purchase price of $18.12 per share, the NASDAQ closing price of Mentor Graphics common stock on February 18, 2016. The total purchase price for the shares was $146,050 and was funded from Mentor Graphics cash and cash equivalents on hand. This share repurchase was made outside of the existing share repurchase program. The transaction was completed on February 25, 2016.
In order to facilitate the share repurchase we paid an intercompany dividend on February 23, 2016 from foreign subsidiaries of $150,000. As the earnings associated with these funds were not treated as permanently reinvested, any U.S. tax consequences had already been included in our tax provision in prior periods.
Also to facilitate this repurchase effective February 24, 2016 our revolving credit facility was amended to increase the limit on the amount of common stock we can repurchase and dividends we can pay from $50,000 plus 70% of our cumulative net income for periods after January 31, 2011 (a total of $112,038 as of January 31, 2016) to $200,000 plus 70% of our cumulative net income for periods ending after February 1, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited the accompanying consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mentor Graphics Corporation and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Portland, Oregon
March 18, 2016

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
Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016, and has concluded that our internal control over financial reporting was effective. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2016, as stated in their report included in this Annual Report on Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Mentor Graphics Corporation:
We have audited Mentor Graphics Corporation’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mentor Graphics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mentor Graphics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Graphics Corporation and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2016, and our report dated March 18, 2016 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Portland, Oregon
March 18, 2016
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
None.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item concerning our Directors will be included under “Election of Directors” in our 2016 Proxy Statement and is incorporated herein by reference. The information concerning our Executive Officers is included in the section titled “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under “Ethics Policies” in our 2016 Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), 407(d)(4), and 407(d)(5) of Regulation S-K will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2016 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be included under “Director Compensation in Fiscal Year 2016,” “Information Regarding Executive Officer Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Risk Assessment” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under “Election of Directors,” “Information Regarding Beneficial Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under “Information Regarding the Board of Directors – Board Leadership, Corporate Governance, Board Independence, Committees and Meetings” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
The information required by this item will be included under “Independent Auditors” in our 2016 Proxy Statement and is incorporated herein by reference.

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

D.
Third Amendment to the Credit Agreement dated as of January 9, 2015 between the Company, Bank of America, N.A. as agent and the other lenders. Incorporated by reference to Exhibit 4.D to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

	E.	Fourth Amendment to the Credit Agreement dated as of February 24, 2016 between the Company, Bank of America, N.A. as agent and the other lenders.

F.
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

*H.
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal year 2014 under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on September 16, 2013.

*I.
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal year 2015 under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

*J
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal year 2016 under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.B to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015.

*K.
Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of time-based restricted stock units granted in fiscal years 2014 and 2015 to executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.I to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

*L.
Form of Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of time-based restricted stock units granted in fiscal year 2016 to executive officers under our 2010 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015.

*M.	Executive Variable Incentive Plan. Incorporated by reference to Exhibit 10.A to the Company's Current Report on Form 8-K filed on June 5, 2012.

*N.
Form of Indemnity Agreement entered into between the Company and each of its executive officers and current and future directors. Incorporated by reference to Exhibit 10.I to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

*O.
Form of Severance Agreement entered into between the Company and each executive officer of the Company. Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.

*P.	Officer Stock Ownership Policy. Incorporated by reference to Exhibit 10.N to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

*Q.	Form of Agreement to Policy for Recovery of Incentive Compensation. Incorporated by reference to Exhibit 10.O to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

*R.
Resignation and Advisory Services Agreement dated as of September 18, 2014 between the Company and L. Don Maulsby. Incorporated by reference to Exhibit 10.P to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

S.
Stock Purchase Agreement dated February 18, 2016 between the Company and affiliates of Carl C. Icahn (the "Icahn Group"). Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2016.

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

MENTOR GRAPHICS CORPORATION

Dated:	March 18, 2016	By	/S/ WALDEN C. RHINES
Walden C. Rhines
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/S/ WALDEN C. RHINES	Chief Executive Officer	March 18, 2016
Walden C. Rhines

(2)	Principal Financial Officer:

	/S/ GREGORY K. HINCKLEY	President, Chief Financial Officer	March 18, 2016
Gregory K. Hinckley

(3)	Principal Accounting Officer:

	/S/ RICHARD P. TREBING	Vice President Finance, Chief Accounting Officer	March 18, 2016
Richard P. Trebing

(4)	Directors:

	/S/ WALDEN C. RHINES	Chairman of the Board	March 18, 2016
Walden C. Rhines

	/S/ GREGORY K. HINCKLEY	Director	March 18, 2016
Gregory K. Hinckley

	/S/ KEITH L. BARNES	Director	March 13, 2016
Keith L. Barnes

	/S/ SIR PETER L. BONFIELD	Director	March 15, 2016
Sir Peter L. Bonfield

	/S/ PAUL A. MASCARENAS	Director	March 13, 2016
Paul A. Mascarenas

	/S/ J. DANIEL MCCRANIE	Director	March 15, 2016
J. Daniel McCranie

	/S/ PATRICK B. MCMANUS	Director	March 14, 2016
Patrick B. McManus

	/S/ JEFFREY M. STAFEIL	Director	March 15, 2016
Jeffrey M. Stafeil