Form 10-Q
period 2016-04-30
MENTOR GRAPHICS CORP
filed 2016-06-02
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Number of shares of common stock, no par value, outstanding as of May 31, 2016: 106,982,058

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,
	2016	2015
In thousands, except per share data
Revenues:
System and software	$106,704	$155,931
Service and support	120,935	116,212
Total revenues	227,639	272,143
Cost of revenues:
System and software	8,332	13,624
Service and support	32,748	33,569
Amortization of purchased technology	1,785	1,858
Total cost of revenues	42,865	49,051
Gross profit	184,774	223,092
Operating expenses:
Research and development	91,136	89,515
Marketing and selling	84,259	84,951
General and administration	17,535	17,963
Equity in earnings of Frontline	(636)	(870)
Amortization of intangible assets	1,554	2,219
Special charges	2,991	36,977
Total operating expenses	196,839	230,755
Operating loss:	(12,065)	(7,663)
Other income	889	342
Interest expense	(4,138)	(4,694)
Loss before income tax	(15,314)	(12,015)
Income tax benefit	(1,878)	(1,512)
Net loss	(13,436)	(10,503)
Less: Loss attributable to noncontrolling interest	—	(618)
Net loss attributable to Mentor Graphics shareholders	$(13,436)	$(9,885)
Net loss per share:
Basic	$(0.12)	$(0.08)
Diluted	$(0.12)	$(0.08)
Weighted average number of shares outstanding:
Basic	109,085	116,003
Diluted	109,085	116,003
Cash dividends declared per common share	$0.055	$0.055
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended April 30,
	2016	2015
In thousands
Net loss	$(13,436)	$(10,503)
Other comprehensive income (loss), net of tax:
Change in accumulated translation adjustment	8,486	617
Change in unrealized gain (loss) on derivative instruments	30	(61)
Change in pension liability	3	(2)
Other comprehensive income	8,519	554
Comprehensive loss	(4,917)	(9,949)
Less amounts attributable to the noncontrolling interest:
Net loss	—	(618)
Change in accumulated translation adjustment	—	50
Comprehensive loss attributable to the noncontrolling interest	—	(568)
Comprehensive loss attributable to Mentor Graphics shareholders	$(4,917)	$(9,381)
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	April 30, 2016	January 31, 2016
In thousands
Assets
Current assets:
Cash and cash equivalents	$216,325	$334,826
Trade accounts receivable, net of allowance for doubtful accounts of $3,330 as of April 30, 2016 and $3,826 as of January 31, 2016	411,178	493,209
Other receivables	23,678	23,120
Inventory	24,899	24,762
Prepaid expenses and other	32,566	22,550
Total current assets	708,646	898,467
Property, plant, and equipment, net of accumulated depreciation of $360,156 as of April 30, 2016 and $348,597 as of January 31, 2016	184,045	182,092
Term receivables	253,636	268,657
Goodwill	608,014	606,842
Intangible assets, net of accumulated amortization of $229,264 as of April 30, 2016 and $225,818 as of January 31, 2016	34,299	37,446
Other assets	72,827	70,860
Total assets	$1,861,467	$2,064,364
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$30,686	$33,449
Accounts payable	8,117	16,740
Income taxes payable	1,578	3,966
Accrued payroll and related liabilities	50,766	73,371
Accrued and other liabilities	34,413	37,059
Deferred revenue	241,957	258,725
Total current liabilities	367,517	423,310
Notes payable (Note 6)	242,037	240,076
Deferred revenue	16,922	18,303
Income tax liability	25,911	25,116
Other long-term liabilities	24,549	37,130
Total liabilities	676,936	743,935
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of April 30, 2016 and January 31, 2016; 106,940 shares issued and outstanding as of April 30, 2016 and 114,934 shares issued and outstanding as of January 31, 2016	683,402	818,683
Retained earnings	513,710	522,846
Accumulated other comprehensive loss	(12,581)	(21,100)
Total stockholders’ equity	1,184,531	1,320,429
Total liabilities and stockholders’ equity	$1,861,467	$2,064,364
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended April 30,
	2016	2015
In thousands
Operating Cash Flows:
Net loss	$(13,436)	$(10,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant, and equipment	9,343	8,822
Amortization of intangible assets, debt costs and other	5,451	6,219
Stock-based compensation	10,501	10,278
Deferred income taxes	(418)	663
Changes in other long-term liabilities	(2,198)	(2,809)
Equity in income of unconsolidated entities, net of dividends received	2	705
Other	23	(701)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	84,761	109,964
Prepaid expenses and other	(8,425)	(9,015)
Term receivables, long-term	16,181	19,609
Accounts payable and accrued liabilities	(34,660)	(52,221)
Income taxes receivable and payable	(2,262)	(6,017)
Deferred revenue	(20,033)	(29,043)
Net cash provided by operating activities	44,830	45,951
Investing Cash Flows:
Proceeds from sale of building	—	2,068
Purchases of property, plant, and equipment	(10,202)	(6,796)
Acquisitions of businesses and other intangible assets, net of cash acquired	—	(7,200)
Net cash used in investing activities	(10,202)	(11,928)
Financing Cash Flows:
Proceeds from issuance of common stock	268	2,874
Repurchase of common stock	(146,050)	—
Dividends paid	(5,880)	(6,383)
Net decrease in short-term borrowing	(2,843)	(5,147)
Repayments of other borrowings	(1,475)	(6,122)
Net cash used in financing activities	(155,980)	(14,778)
Effect of exchange rate changes on cash and cash equivalents	2,851	247
Net change in cash and cash equivalents	(118,501)	19,492
Cash and cash equivalents at the beginning of the period	334,826	230,281
Cash and cash equivalents at the end of the period	$216,325	$249,773
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
All numerical dollar and share references are in thousands, except for per share and conversion rate data.

1.    General
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) and reflect all material normal recurring adjustments. However, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements include adjustments necessary for a fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

2.    Recent Accounting Pronouncements
Recently Adopted Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, as part of their simplification initiative to improve the accounting for share-based payments to employees. The new standard affects several aspects of the accounting for share-based payments. It requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement when awards vest or are exercised. Cash flows associated with excess tax benefits are no longer classified as cash flows from financing activities but will be classified as operating activities, consistent with other income tax cash flows. The standard also allows for additional employee tax withholding on the exercise or release of awards, without triggering liability classification of the award. Additionally, when we withhold shares for tax-withholding purposes and in-turn pay cash for taxes on behalf of an employee, the cash payment is classified as a financing activity in our statement of cash flows. Finally, the standard allows an accounting policy election for the treatment of forfeitures of stock based awards. Companies can elect to continue to estimate forfeitures expected to occur, or account for forfeitures as they occur. This standard is effective for us in the first quarter of fiscal year 2018, with early adoption permitted.

We early adopted the new standard effective February 1, 2016. The primary impact to our financial statements was the recognition of $48,605 in deferred tax assets associated with excess tax benefits offset by a valuation allowance of $38,425 and a cumulative-effect adjustment of $10,180 to retained earnings as of February 1, 2016. We have elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

We have retrospectively applied to all periods presented in our statements of cash flows, the presentation of excess tax benefits and cash paid for employee taxes where shares were withheld. As a result of this election excess tax benefits will be reclassified from financing activities to operating activities and cash paid for shares withheld will be reclassified from operating activities to financing activities. There was no impact to cash flow from operating or financing activities for the three months ended April 30, 2015.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement for an acquirer to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The standard requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified. Changes in depreciation, amortization, and any other income effects resulting from the adjustments to provisional amounts, should be computed as of the acquisition date. The standard requires that an entity present separately, by line item, the amounts included in current-period earnings that would have been recorded in previous reporting periods, if the adjustments to provisional amounts had been recognized on the acquisition date. We adopted this standard beginning February 1, 2016. Adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We adopted this standard beginning February 1, 2016 on a prospective basis. Adoption of this standard did not have a material impact on our consolidated financial statements.

Issued Pronouncements not yet Adopted
Revenue Recognition
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This ASU clarifies guidance in ASU 2014-09, Revenue from Contracts with Customers related to identifying performance obligations and licensing implementation. This ASU is expected to: (i) reduce the cost and complexity of applying the guidance on identifying promised goods or services; (ii) improve guidance on criteria in assessing whether promises to transfer goods and services are separately identifiable; and (iii) improve the operability and understandability of the licensing implementation guidance. We will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted beginning in the first quarter of fiscal year 2018. We are evaluating the effect that ASU 2016-10 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations. This ASU amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies that the analysis must determine whether the entity controls the specified goods or services before they are transferred to the customer. We will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted beginning in the first quarter of fiscal year 2018. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures.

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

Other
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to implement this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

3.    Fair Value Measurement
The following table presents information about financial liabilities measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration at April 30, 2016	$2,341	$—	$—	$2,341
Contingent consideration at January 31, 2016	$3,749	$—	$—	$3,749

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
In connection with certain acquisitions, payment of a portion of the purchase price is contingent typically upon the acquired business’ achievement of certain revenue goals. The short-term portion of the total recorded contingent consideration is included in accrued and other liabilities and the long-term portion of the total recorded contingent consideration is included in other long-term liabilities on our condensed consolidated balance sheet. The following table summarizes the total recorded contingent consideration:

As of	April 30, 2016	January 31, 2016
Contingent consideration, short-term	$1,042	$1,460
Contingent consideration, long-term	1,299	2,289
Total contingent consideration	$2,341	$3,749

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of April 30, 2016 encompasses the following significant unobservable inputs (Level 3):

Unobservable Inputs	Range
Total estimated contingent consideration	$40	-	$2,935
Discount rate	9.5%	-	15.0%
Timing of cash flows (in years)	0	-	2

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2016	$3,749
Payments	(1,475)
Changes in fair value	35
Interest accretion	32
Balance as of April 30, 2016	$2,341

The following table summarizes the fair value and carrying value of our 4.00% Debentures:

As of	April 30, 2016	January 31, 2016
Fair value of notes payable	$267,032	$255,487
Carrying value of notes payable	$236,849	$234,888

We based the fair value of our 4.00% Convertible Subordinated Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). We believe the carrying value of other notes payable of $5,188 at April 30, 2016 and January 31, 2016 approximated fair value. Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of April 30, 2016 and January 31, 2016. See additional discussion of notes payable in Note 6. “Notes Payable.”

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

Term receivable and trade accounts receivable balances were as follows:

As of	April 30, 2016	January 31, 2016
Trade accounts receivable	$87,423	$176,021
Term receivables, short-term	$323,755	$317,188
Term receivables, long-term	$253,636	$268,657

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

The credit risk assessment for our long-term receivables was as follows:

As of	April 30, 2016	January 31, 2016
S&P credit rating:
AAA+ through BBB-	$131,959	$195,764
BB+ and lower	80,904	22,520
	212,863	218,284
Internal credit assessment	40,773	50,373
Total long-term term receivables	$253,636	$268,657

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Three months ended April 30, 2016	$3,826	$(770)	$274	$3,330
Three months ended April 30, 2015	$4,217	$(636)	$4	$3,585
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $15,060 for the three months ended April 30, 2016 compared to $11,330 for the three months ended April 30, 2015. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

5.    Short-Term Borrowings
Short-term borrowings consisted of the following:

As of	April 30, 2016	January 31, 2016
Senior revolving credit facility	$25,000	$25,000
Collections of previously sold accounts receivable	4,727	7,568
Other borrowings	959	881
Short-term borrowings	$30,686	$33,449

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

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our common stock over the term of the facility to $200,000 plus 70% of our cumulative net income for periods ending after February 1, 2016.

We were in compliance with all financial covenants as of April 30, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

6.    Notes Payable
Notes payable consist of the following:

As of	April 30, 2016	January 31, 2016
4.00% Debentures	$236,849	$234,888
Other	5,188	5,188
Notes payable	$242,037	$240,076

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

The 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $24.09 per share as of April 30, 2016, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
As of April 30, 2016, none of the conditions allowing the holders of the 4.00% Debentures to convert the 4.00% Debentures into shares of our common stock were met. The determination of whether or not the 4.00% Debentures are convertible is performed at each balance sheet date and may change from quarter to quarter.

Beginning April 5, 2016, we may redeem some or all of the 4.00% Debentures for cash at the following redemption prices, expressed as a percentage of principal plus any accrued and unpaid interest:

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

As of	April 30, 2016	January 31, 2016
Principal amount	$252,957	$252,957
Unamortized debt discount	(14,284)	(16,007)
Unamortized debt issuance costs	(1,824)	(2,062)
Net carrying amount of the liability component	$236,849	$234,888
Equity component, net of debt issuance costs	$42,518	$42,518

The unamortized debt discount and debt issuance costs amortize to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended April 30,
	2016	2015
Interest expense at the contractual interest rate	$2,529	$2,530
Amortization of debt discount	$1,723	$1,604
Amortization of debt issuance costs	$238	$238

The effective interest rate on the 4.00% Debentures was 7.25% for the three months ended April 30, 2016 and 2015.

Other Notes Payable
In February 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $3,188 was outstanding as of April 30, 2016. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

In September 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $2,000 was outstanding as of April 30, 2016. The note bears interest at a rate of 4.0% and is due in full on September 8, 2018.

7.    Commitments and Contingencies
Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of April 30, 2016, we were not aware of any material liabilities arising from these indemnification obligations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in the U.S. District Court for the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys has appealed the decision by the district court.

In June 2013, Synopsys also filed a claim against us in the U.S District Court for the District of Oregon, similarly alleging that our Veloce family of products infringed on two additional Synopsys U.S. patents. These claims have been dismissed.

We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the U.S. District Court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36,000 as well as certain royalties. As of April 30, 2016, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. A Japanese appeals court has ratified that verdict.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

8.    Stockholders' Equity
Dividends
The following table summarizes dividends declared since the beginning of fiscal year 2016:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2017
5/19/2016	6/10/2016	6/30/2016	$0.055
3/3/2016	3/10/2016	3/31/2016	$0.055	$5,880
Fiscal Year 2016
11/19/2015	12/15/2015	1/4/2016	$0.055	$6,326
8/20/2015	9/10/2015	9/30/2015	$0.055	$6,491
5/22/2015	6/10/2015	6/30/2015	$0.055	$6,389
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

9.    Stock-Based Compensation
Stock Option and Stock Plans
Our 2010 Omnibus Incentive Plan (Incentive Plan) is administered by the Compensation Committee of our Board of Directors and permits accelerated vesting of outstanding options, restricted stock units, restricted stock awards, and other equity incentives upon the occurrence of certain changes in control of our company. Stock options and time-based restricted stock units under the Incentive Plan are generally expected to vest over four years. Stock options have an expiration date of ten years from the date of grant and an exercise price no less than the fair market value of the shares on the date of grant. Performance-based restricted stock units vest after three years and include goals for operating income margin. We estimate forfeitures based on our historical forfeiture rates. The source of shares issued under the Incentive Plan is new shares. We have not issued any options since fiscal year 2013. Our current equity strategy is to grant restricted stock units rather than options to ensure that we deliver value to our employees when there is volatility in the market.

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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recognized:

	Three months ended April 30,
	2016	2015
Cost of revenues	$711	$708
Operating expenses:
Research and development	4,323	4,318
Marketing and selling	2,855	2,480
General and administration	2,612	2,772
Equity plan-related compensation expense	$10,501	$10,278

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

The following provides the computation of basic and diluted net loss per share:

	Three months ended April 30,
	2016	2015
Net loss attributable to Mentor Graphics shareholders	$(13,436)	$(9,885)
Adjustment to redemption value of noncontrolling interest with redemption feature	—	269
Adjusted net loss attributable to Mentor Graphics shareholders	$(13,436)	$(9,616)

Weighted average common shares used to calculate basic net loss per share	109,085	116,003
Potential common shares	—	—
Weighted average common and potential common shares used to calculate diluted net loss per share	109,085	116,003

Net loss per share attributable to Mentor Graphics shareholders:
Basic net loss per share	$(0.12)	$(0.08)
Diluted net loss per share	$(0.12)	$(0.08)

We have adjusted the numerator of our basic and diluted loss per share calculation for the three months ended April 30, 2015 for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

The effect of the conversion of the 4.00% Debentures was anti-dilutive for the three months ended April 30, 2016 and 2015 and therefore excluded from the computation of diluted net loss per share. The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, is further described in Note 6. “Notes Payable.”

The following details the adjustments to net loss excluded from the computation of diluted net loss per share for the three months ended April 30, 2016 and April 30, 2015:

	Three months ended April 30,
	2016	2015
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	$—	$519

There was no adjustment for the 4.00% Debentures interest for three months ended April 30, 2016 because our average stock price was below the conversion price for the period. The adjustment for three months ended April 30, 2015 was excluded because we incurred a net loss for the period.

The following details shares excluded from the computation of diluted net loss per share:

	Three months ended April 30,
	2016	2015
Shares of common stock for restricted stock units	2,298	1,254
Shares of common stock for stock options	1,208	1,284
Shares of common stock for ESPP purchase rights	51	100
Shares of common stock for convertible debt	—	2,116
Total anti-dilutive shares excluded	3,557	4,754

The stock options, restricted stock units, ESPP purchase rights, and the 4.00% Debentures were determined to be anti-dilutive because we incurred a net loss for both periods. There was no adjustment for the 4.00% Debentures for three months ended April 30, 2016 because our average stock price was below the conversion price for the period.

11.    Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax:

As of	April 30, 2016	January 31, 2016
Foreign currency translation adjustment	$(12,527)	$(21,013)
Unrealized loss on derivatives	(6)	(36)
Pension liability	(48)	(51)
Total accumulated other comprehensive loss	$(12,581)	$(21,100)

During the first three months of fiscal years 2017 and 2016, there were no significant amounts reclassified to net income from accumulated other comprehensive loss related to foreign currency translation adjustment, cash flow hedges or pension plans.

12.    Special Charges
The following is a summary of the components of special charges:

	Three months ended April 30,
	2016	2015
Employee severance and related costs	$2,088	$9,863
Litigation costs	807	1,575
Voluntary early retirement program	—	25,435
Other costs, net	96	104
Total special charges	$2,991	$36,977

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

Approximately 21% of the employee severance and related costs for the three months ended April 30, 2016 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2017. Substantially all of the employee severance and related costs for the three months ended April 30, 2015 were paid during the fiscal year ending January 31, 2016. There were no significant modifications to the amount of those charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.

Accrued special charges are included in accrued and other liabilities and other long-term liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the three months ended April 30, 2016:

	Accrued special charges as of	Charges during the three months ended	Payments during the three months ended	Accrued special charges as of
	January 31, 2016	April 30, 2016	April 30, 2016	April 30, 2016
Employee severance and related costs	$1,935	$2,088	$(1,650)	$2,373
Litigation costs	311	807	(14)	1,104
Other costs, net	760	96	(169)	687
Total accrued special charges	$3,006	$2,991	$(1,833)	$4,164

Accrued special charges, current				$4,164
Accrued special charges, non-current				$—

13.    Income Taxes
The provision for income taxes was as follows:

	Three months ended April 30,
	2016	2015
Income tax benefit	$(1,878)	$(1,512)
Effective tax rate	12.3%	12.6%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense based on our projected results of operations for the full year and record adjustments in each quarter. Such adjustments consider period specific items and, when applicable, a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Our effective tax rate is 12.3% for the three months ended April 30, 2016, after the inclusion of $878 in net unfavorable period specific items. For our full year forecast, we project a 19.0% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2016. Our projected rate for the full year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards, foreign tax credit carryforwards, and research and experimentation credit carryforwards for which no tax benefit has been recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations;

•	Increase in liabilities for uncertain tax positions; and

•	Withholding taxes.
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

As of April 30, 2016, we had a liability of $27,480 for income taxes associated with uncertain income tax positions. Of this liability, $1,569 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $25,911 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

14.    Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

	Three months ended April 30,
	2016	2015
Cash paid, net for:
Interest	$5,693	$5,592
Income taxes	$2,542	$3,845

15.    Segment Reporting
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

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were as follows:

	Three months ended April 30,
	2016	2015
Revenues:
United States	$83,220	$129,191
Europe	54,874	46,319
Japan	37,932	21,417
Pacific Rim	48,967	70,129
Other	2,646	5,087
Total revenues	$227,639	$272,143

For the three months ended April 30, 2016, no customer accounted for 10.0% or more of our total revenues. For the three months ended April 30, 2015, one customer accounted for 17.0% of our total revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, numerical references are in millions, except for percentages, per share data, and conversion rate data.
Overview
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Form 10-Q. Certain discussions below contain forward-looking statements. These statements are predictions based upon our current expectations about future trends and events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. In particular, we refer you to the risks discussed in Part II, Item 1A. “Risk Factors” and in our other Securities and Exchange Commission filings, which identify important risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements.

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

Ten accounts make up approximately 50% of our receivables as of April 30, 2016, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers.

Net of reserves, we have no material receivables greater than 60 days past due (net of cash based revenue invoices), and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first three months of fiscal year 2017 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary. However, as discussed in Note 4. “Term Receivables and Trade Accounts Receivable” in Part I, Item 1. “Financial Statements”, we regularly evaluate the collectibility of our trade accounts receivable and record specific and general reserves for bad debt as necessary.

Bookings during the first three months of fiscal year 2017 decreased approximately 11% compared to the first three months of fiscal year 2016 primarily due to fewer large contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and emulation hardware systems, and within twelve months for professional services and training. Ten customers accounted for approximately 50% of total bookings for the first three months of fiscal year 2017 compared to 40% for the first three months of fiscal year 2016. The number of new customers during the first three months of fiscal year 2017 increased approximately 10% compared to the first three months of fiscal year 2016.

Product Development
During the first three months of fiscal year 2017, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first three months of fiscal year 2017, we introduced both new products and upgrades to existing products.

Critical Accounting Policies
We base our discussion and analysis of our financial condition and results of operations upon our condensed consolidated financial statements which have been prepared in accordance with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience, current facts, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues, costs, and expenses that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

We believe that the accounting for valuation of accounts receivable, revenue recognition, business combinations, income taxes, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2016.

RESULTS OF OPERATIONS
Revenues and Gross Profit

	Three months ended April 30,
	2016	Change	2015
System and software revenues	$106.7	(32)%	$155.9
System and software gross profit	$96.6	(31)%	$140.5
Gross profit percent	91%		90%
Service and support revenues	$120.9	4%	$116.2
Service and support gross profit	$88.2	7%	$82.6
Gross profit percent	73%		71%
Total revenues	$227.6	(16)%	$272.1
Total gross profit	$184.8	(17)%	$223.1
Gross profit percent	81%		82%

System and Software

	Three months ended April 30,
	2016	Change	2015
Upfront license revenues	$80.1	(37)%	$127.8
Ratable license revenues	26.6	(5)%	28.1
Total system and software revenues	$106.7	(32)%	$155.9

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

Ten customers accounted for approximately 45% of system and software revenues for the three months ended April 30, 2016 compared to approximately 55% for the three months ended April 30, 2015.

System and software revenues decreased $49.2 for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The effect of acquisitions completed in fiscal year 2016 on fiscal year 2017 system and software revenues was $0.7, which is a $4.6 decrease in system and software revenues from acquisitions compared to the three months ended April 30, 2015. Software license revenues decreased $35.0 driven by the timing of contract renewals, with the remaining decrease primarily due to a decrease in sales of emulation hardware systems.

For the three months ended April 30, 2016, no single customer accounted for 10% or more of total revenues. For the three months ended April 30, 2015, one customer accounted for 17% of total revenues.

System and software gross profit percent was higher for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 primarily due to a more favorable product mix.

Service and Support
We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

Service and support revenues increased $4.7 for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The effect of acquisitions completed in fiscal year 2016 on service and support revenues for the three months ended April 30, 2016 was $0.6, which is a $4.5 decrease in service and support revenues from acquisitions compared to the three months ended April 30, 2015. This decrease was offset by a $6.1 increase in consulting and training revenues primarily due to increased customer demand for services and a $3.0 increase in support revenues resulting from an increase in our installed base.

Service and support gross profit percent was higher for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 primarily due to increased margins on consulting and training services.

Geographic Revenues Information
Revenues by Geography

	Three months ended April 30,
	2016	Change	2015
North America	$85.9	(36)%	$134.3
Europe	54.8	18%	46.3
Japan	37.9	77%	21.4
Pacific Rim	49.0	(30)%	70.1
Total revenues	$227.6	(16)%	$272.1

The increase in revenues in Europe and Japan for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily due to the timing of contract renewals. The decrease in revenues in North America and Pacific Rim for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 was primarily due to the timing of contract renewals and decreased sales of emulation hardware systems.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Conversely, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended April 30, 2016, approximately 35% of European and approximately 95% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies.

Foreign currency had an unfavorable impact of $1.0 for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 primarily as a result of the strengthening of the U.S. dollar against the euro.

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

Revenues by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended April 30,
	2016	2015
Revenues:
IC Design to Silicon	30%	35%
Scalable Verification	20%	30%
Integrated Systems Design	25%	20%
New and Emerging Markets	10%	5%
Services and Other	15%	10%
Total revenues	100%	100%

Operating Expenses

	Three months ended April 30,
	2016	Change	2015
Research and development	$91.1	2%	$89.5
Marketing and selling	84.3	(1)%	85.0
General and administration	17.5	(3)%	18.0
Equity in earnings of Frontline	(0.6)	(33)%	(0.9)
Amortization of intangible assets	1.5	(32)%	2.2
Special charges	3.0	(92)%	37.0
Total operating expenses	$196.8	(15)%	$230.8

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended April 30,
	2016	2015
Research and development	40%	33%
Marketing and selling	37%	31%
General and administration	8%	7%
Total selected operating expenses	85%	71%

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $2.4 for the three months ended April 30, 2016 compared to the three months ended April 30, 2015, primarily due to movements in the Indian rupee, British pound, Russian ruble, and Korean won. The impact of these currency movements is reflected in the changes in operating expenses detailed below.

Research and Development
Research and development expenses increased by $1.6 for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The components of this change are summarized as follows:

Change
Three Months Ended
Salaries, variable compensation, and benefits expenses	$1.6
Supplies and equipment	1.0
Expenses associated with acquired businesses	0.6
Other expenses	(1.6)
Total change in research and development expenses	$1.6

Marketing and Selling
Marketing and selling expenses decreased by $(0.7) for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The components of this change are summarized as follows:

Change
Three Months Ended
Salaries, variable compensation, and benefits expenses	(0.6)
Expenses associated with acquired businesses	0.5
Other expenses	(0.6)
Total change in marketing and selling expenses	$(0.7)

General and Administration
There were no significant changes within general and administration expenses, which decreased by $(0.5) for the three months ended April 30, 2016 compared to the three months ended April 30, 2015.

Special Charges

	Three months ended April 30,
	2016	Change	2015
Employee severance and related costs	2.1	(79)%	9.9
Litigation costs	0.8	(50)%	1.6
Voluntary early retirement program	—	(100)%	25.4
Other costs, net	0.1	—%	0.1
Total special charges	$3.0	(92)%	$37.0

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

Provision for Income Taxes

	Three months ended April 30,
	2016	Change	2015
Income tax benefit	$(1.9)	27%	$(1.5)

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense based on our projected results of operations for the full year, and record adjustments in each quarter. Such adjustments consider period specific items and, when applicable, a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

	Three months ended April 30,
	2016	2015
Effective tax rate	12%	13%
Net period specific items expense	$0.9	$0.2
Effective tax rate without period specific items	18%	15%

We adopted a new accounting standard related to the accounting for stock-based compensation during the three months ended April 30, 2016 that required all income tax effects of stock-based awards to be recognized in our condensed consolidated statement of operations as the awards vest or are settled.  For further discussion regarding new accounting standards, see Note 2. “Recent Accounting Pronouncements”in Part I, Item 1. “Financial Statements.”

For the three months ended April 30, 2016, we have a 12% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the three months ended April 30, 2015 due to the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full year forecast, we have projected a 19% effective tax rate. This rate is inclusive of period specific items recognized through April 30, 2016. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards, foreign tax credit carryforwards, and research and experimentation credit carryforwards for which no tax benefit has been recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations;

•	Increase in liabilities for uncertain tax positions; and

•	Withholding taxes.

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside the U.S. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for U.S. income taxes on those earnings in our tax provision.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases, it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2013 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal year 2012 in Ireland and Israel, fiscal year 2011 in Japan, and fiscal year 2009 in India.

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

Our tax position in the U.S. could be impacted by the U.S. Tax Court opinion issued on July 27, 2015 in Altera Corp. v. Commissioner which invalidates part of a Treasury Regulation requiring stock based compensation to be included in any qualified intercompany cost sharing arrangement. For the three months ended April 30, 2016, no impact has been recorded due to the uncertainties with respect to the ultimate resolution of this case.  Additionally, we are in the process of determining the impact, if any, the Altera opinion would have on our financial statements in future periods should additional information become available.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us is discussed in Note 2 “Recent Accounting Pronouncements” in Part I, Item 1. “Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for product development, operating activities, capital expenditures, repurchases of common stock, dividends, debt service, and acquisition opportunities that may arise. Our primary sources of liquidity are cash generated from operations and borrowings on our revolving credit facility.

We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of April 30, 2016, we have cash totaling $200.3 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional taxes to repatriate these funds.

On February 23, 2016 we paid an intercompany dividend from foreign subsidiaries of $150,000. As the earnings associated with these funds were not treated as permanently reinvested, any U.S. tax consequences had already been included in our tax provision in prior periods.

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

Cash Flow Information

	Three months ended April 30,
	2016	2015
Cash provided by operating activities	$44.8	$46.0
Cash used in investing activities	$(10.2)	$(11.9)
Cash used in financing activities	$(156.0)	$(14.8)

Operating Activities
Cash flows from operating activities consist of our net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

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

As of	April 30, 2016	January 31, 2016
Trade accounts receivable, net	$411.2	$493.2
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$323.8	$317.2
Term receivables, long-term	$253.6	$268.7
Average days sales outstanding including the short-term portion of term receivables	163	132
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	35	47

The increase in the average days sales outstanding, including the short-term portion of term receivables, as of April 30, 2016 was primarily due to a decrease in revenues in the first quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016. The decrease in the average days sales outstanding, excluding the short-term portion of term receivables, as of April 30, 2016 was primarily due to a decrease in accounts receivable in the first quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $577.4 as of April 30, 2016 compared to $585.8 as of January 31, 2016.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $15.1 for the three months ended April 30, 2016 compared to $11.3 for the three months ended April 30, 2015. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal year 2017.

Accrued Payroll and Related Liabilities

As of	April 30, 2016	January 31, 2016
Accrued payroll and related liabilities	$50.8	$73.4

The decrease in accrued payroll and related liabilities as of April 30, 2016 compared to January 31, 2016 was primarily due to incentive payments made during fiscal year 2017 on fiscal year 2016 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities
Cash used in investing activities for the three months ended April 30, 2016 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment were $10.2 for the three months ended April 30, 2016 compared to $6.8 for the three months ended April 30, 2015. The expenditures for property, plant, and equipment for the three months ended April 30, 2016 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal year 2017 to be approximately $58.0. We plan to finance these capital expenditures using cash on hand.

During the three months ended April 30, 2016, we had no expenditures for acquisitions of businesses, compared to $7.2 during the three months ended April 30, 2015. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities
For the three months ended April 30, 2016, cash used in financing activities consisted primarily of the payment of dividends, the repurchase of common stock, repayments of other borrowings and a net decrease in short-term borrowings.

During the three months ended April 30, 2016, we paid a quarterly dividend of $0.055 per share of outstanding common stock for a total of $5.9. On May 19, 2016, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on June 30, 2016 to shareholders of record as of the close of business on June 10, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock. During the three months ended April 30, 2016, we repurchased 8.1 shares of common stock for $146.1 in a single transaction that was not part of our repurchase program. We did not repurchase any other shares of common stock under the repurchase program during the three months ended April 30, 2015 or 2016. As of April 30, 2016, $90.0 remained available for purchase under the program.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay over the term of the facility to $200.0 plus 70% of our cumulative net income for periods after February 1, 2016. An additional $48.1 is available for common stock purchases or dividend payments under this limit as of April 30, 2016.

Repayments of other borrowings during the three months ended April 30, 2016 consisted of deferred payments for consideration related to prior year acquisitions.

Other Factors Affecting Liquidity and Capital Resources
4.00% Convertible Subordinated Debentures due 2031
In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 49.8058 shares of our common stock (equivalent to a conversion price of $20.08 per share). The events that permit conversion are described in Note 6. “Notes Payable” in Part I, Item 1. “Financial Statements.”

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

Beginning April 5, 2016 , we may redeem some or all of the 4.00% Debentures for cash at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

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

We had borrowings of $25.0 against the revolving credit facility as of April 30, 2016 and no borrowings as of April 30, 2015.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of April 30, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL YEAR 2017
We expect revenues for the second quarter of fiscal year 2017 to be approximately $245 with diluted earnings per share for the same period of approximately $0.00. For the full fiscal year 2017, we expect revenues to be approximately $1,215 with diluted earnings per share of approximately $1.19.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of April 30, 2016.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$146.5	0.48%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of April 30, 2016 and April 30, 2015. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. As of April 30, 2016 we had an outstanding balance of $25.0 against this revolving credit facility compared to no outstanding balance as of April 30, 2015. Generally, interest rate changes for variable interest rate debt do not affect fair value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.0 outstanding as of April 30, 2016 and $0.9 as of April 30, 2015 with variable rates based on market indexes.

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

As of	April 30, 2016		January 31, 2016
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Indian rupee	$49.8	66.78	$31.6	67.96
Euro	46.6	0.88	41.5	0.92
Japanese yen	31.5	108.96	28.6	118.09
Israeli shekel	19.9	3.77	19.3	3.95
Korean won	17.6	1,148.27	10.0	1,214.17
British pound	11.0	0.70	11.0	0.70
Chinese yuan	8.8	6.49	4.6	6.60
Other (1)	26.2	—	26.7	—
Total forward contracts	$211.4		$173.3

(1)
Other includes the Canadian dollar, Taiwan dollar, Swiss franc, Danish krone, Armenian dram, Norwegian krone, Swedish krona, Polish zloty, Russian ruble, Hungarian forint, Chilean peso, Romania new leu, Singapore dollar.

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

Synopsys, Inc. and Emulation and Verification Engineering S.A. and EVE-USA, Inc.
In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in the U.S. District Court for the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys United States (U.S.) patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys has appealed the decision by the district court.

In June 2013, Synopsys also filed a claim against us in the U.S. District Court for the District of Oregon, similarly alleging that our Veloce family of products infringed on two additional Synopsys U.S. patents. These claims have been dismissed.

We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the U.S. District Court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of April 30, 2016 nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which seeks compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. A Japanese appeals court has ratified that verdict.

Securities Class Action and Shareholder Derivative Lawsuits
On March 18, 2016, a purported securities class action lawsuit, Haroutunian v. Mentor Graphics. was filed in the U.S. District Court for the District of Oregon against the company and three executive officers alleging violations of federal securities laws. The complaint alleges that the company and certain of our officers made material misstatements and omissions in press releases, SEC filings and analyst conference calls concerning the company's business prospects and financial projections that artificially inflated the price of the company’s stock. No lead plaintiff has been appointed yet, and no class has been certified. On April 22, 2016, a related shareholder derivative lawsuit was filed in Multnomah County Circuit Court in Oregon, Aransu v. Rhines, against the company’s board of directors at the time, certain executive officers and the company as a nominal defendant. The complaint alleges that the directors and officers breached their fiduciary duties to the company, were unjustly enriched, wasted corporate assets and committed insider selling. The shareholder derivative lawsuit generally alleges the same facts as the securities class action. The complaints do not request a specific amount of damages and we are unable to predict the outcome of these suits.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

Item 1A.	Risk Factors.
The forward-looking statements contained under “Outlook for Fiscal Year 2017” in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all other statements contained in this report that are not statements of historical fact including without limitation statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, including the statements under “Outlook for Fiscal Year 2017”, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
Weakness in the United States and international economies may harm our business.
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty arising out of concerns such as weakness in the European Union relating to debt issues or political instability, slowing growth in China, and the continuing weakness of the Japanese economy can adversely affect our customers. In addition, an unusual consolidation has been occurring in the semiconductor industry worldwide. As a result, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to make payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
We are subject to the cyclical nature of the integrated circuit and electronics systems industries.
Purchases of our products and services are highly dependent upon new design projects initiated by customers in the integrated circuit (IC) and electronics systems industries. These industries are highly cyclical and are subject to constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. The increasing complexity of ICs and resulting increase in costs to design and manufacture ICs have in recent years led to fewer design starts, which could reduce demand for our products. In addition, the IC and electronics systems industries regularly experience significant downturns, often connected with, or in anticipation of, maturing product cycles within such companies or a decline in general economic conditions. These downturns could cause diminished demand for our products and services. The current slowdown in smartphone and personal computer sales appears to be adversely affecting our semiconductor customers.
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
On June 19, 2014, the U.S. Supreme Court issued a significant decision in Alice Corp. Pty. Ltd. v. CLS Bank Int'l, in which the Court tightened the standard for patentability of software inventions. The Court stated that if a person has an idea so abstract that it cannot be patented, simply tying it to a "generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention." Many commentators believe the Alice decision is another in a line of cases intended to limit the use of poor quality software patents. In any event, the Alice decision will provide accused infringers of software patents new arguments to challenge the validity of such patents. At this time, the effects of the Alice decision are still being assessed by patent holders, attorneys, the U.S. Patent and Trademark Office and courts. The Alice decision and related U.S. Supreme Court decisions could potentially have a negative effect on the validity of some of our U.S. patents.
Intellectual property infringement actions may harm our business.
Patent holders are making increasing efforts to monetize their patent portfolios. IP infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, due to damage awards, payment of legal fees, an obligation to refund license fees to a customer or forgo receipt of future customer payments, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation in California and Oregon involving Emulation and Verification Engineering S.A., EVE-USA, Inc., and Synopsys. Further information regarding these lawsuits is contained in Part II, Item 1. "Legal Proceedings".
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
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the U.S. In particular, approximately 15% of our workforce, and a larger percentage of our engineers, are located in our offices in Armenia, Egypt, Israel, Pakistan, and Russia which may be subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material adverse effect on product delivery and our research and development operations.
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
As of April 30, 2016, we had $288.9 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $5.2 million in other notes payable, and $30.7 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of April 30, 2016 of $20.08 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $24.09 per share as of April 30, 2016, for at least 20 of the last 30 trading days of the previous fiscal quarter. If any of the holders elect to convert their debentures, we are required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition. However, the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received on conversion, and we believe it is unlikely at this time that a significant amount of our 4.00% Debentures would be converted, if conversion was available.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock by us during the three months ended April 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
February 1 - February 29, 2016	8,060,145	$18.12	—	$90,000,045
March 1 - March 31, 2016	—	$—	—	$90,000,045
April 1 - April 30, 2016	—	$—	—	$90,000,045
	8,060,145	$18.12	—

On June 12, 2014, we announced a share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period. The repurchase that occurred in February 2016 was a single transaction that was excluded from our share repurchase program.

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

Dated: June 2, 2016	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer