Form 10-Q
period 2016-07-31
MENTOR GRAPHICS CORP
filed 2016-08-30
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Number of shares of common stock, no par value, outstanding as of August 26, 2016: 108,155,975

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
In thousands, except per share data
Revenues:
System and software	$133,755	$162,201	$240,459	$318,132
Service and support	120,589	118,861	241,524	235,073
Total revenues	254,344	281,062	481,983	553,205
Cost of revenues:
System and software	15,330	13,049	23,662	26,673
Service and support	32,513	31,420	65,261	64,989
Amortization of purchased technology	1,787	1,794	3,572	3,652
Total cost of revenues	49,630	46,263	92,495	95,314
Gross profit	204,714	234,799	389,488	457,891
Operating expenses:
Research and development	93,402	89,053	184,538	178,568
Marketing and selling	83,911	84,741	168,170	169,692
General and administration	19,227	18,670	36,762	36,633
Equity in earnings of Frontline	(1,041)	(1,351)	(1,677)	(2,221)
Amortization of intangible assets	1,520	2,234	3,074	4,453
Special charges	1,445	2,186	4,436	39,163
Total operating expenses	198,464	195,533	395,303	426,288
Operating income (loss):	6,250	39,266	(5,815)	31,603
Other income	638	187	1,527	529
Interest expense	(5,690)	(4,772)	(9,828)	(9,466)
Income (loss) before income tax	1,198	34,681	(14,116)	22,666
Income tax expense (benefit)	(2,239)	4,071	(4,117)	2,559
Net income (loss)	3,437	30,610	(9,999)	20,107
Less: Loss attributable to noncontrolling interest	—	(602)	—	(1,220)
Net income (loss) attributable to Mentor Graphics shareholders	$3,437	$31,212	$(9,999)	$21,327
Net income (loss) per share:
Basic	$0.03	$0.27	$(0.09)	$0.18
Diluted	$0.03	$0.26	$(0.09)	$0.18
Weighted average number of shares outstanding:
Basic	107,374	116,584	108,215	116,296
Diluted	109,874	119,368	108,215	118,986
Cash dividends declared per common share	$0.055	$0.055	$0.110	$0.110
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
In thousands
Net income (loss)	$3,437	$30,610	$(9,999)	$20,107
Other comprehensive income (loss), net of tax:
Change in accumulated translation adjustment	(4,165)	(4,777)	4,321	(4,160)
Change in unrealized gain (loss) on derivative instruments	(7)	420	23	359
Change in pension liability	(28)	(2)	(25)	(4)
Other comprehensive income (loss)	(4,200)	(4,359)	4,319	(3,805)
Comprehensive income (loss)	(763)	26,251	(5,680)	16,302
Less amounts attributable to the noncontrolling interest:
Net loss	—	(602)	—	(1,220)
Change in accumulated translation adjustment	—	(8)	—	42
Comprehensive loss attributable to the noncontrolling interest	—	(610)	—	(1,178)
Comprehensive income (loss) attributable to Mentor Graphics shareholders	$(763)	$26,861	$(5,680)	$17,480
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	July 31, 2016	January 31, 2016
In thousands
Assets
Current assets:
Cash and cash equivalents	$265,796	$334,826
Trade accounts receivable, net of allowance for doubtful accounts of $3,207 as of July 31, 2016 and $3,826 as of January 31, 2016	384,392	493,209
Other receivables	18,115	23,120
Inventory	17,853	24,762
Prepaid expenses and other	39,591	22,550
Total current assets	725,747	898,467
Property, plant, and equipment, net of accumulated depreciation of $365,398 as of July 31, 2016 and $348,597 as of January 31, 2016	191,543	182,092
Term receivables	226,268	268,657
Goodwill	608,536	606,842
Intangible assets, net of accumulated amortization of $232,518 as of July 31, 2016 and $225,818 as of January 31, 2016	30,880	37,446
Other assets	76,443	70,860
Total assets	$1,859,417	$2,064,364
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,752	$33,449
Accounts payable	9,623	16,740
Income taxes payable	5,430	3,966
Accrued payroll and related liabilities	44,916	73,371
Accrued and other liabilities	34,461	37,059
Deferred revenue	232,440	258,725
Total current liabilities	331,622	423,310
Notes payable (Note 6)	244,029	240,076
Deferred revenue	31,509	18,303
Income tax liability	18,721	25,116
Other long-term liabilities	26,689	37,130
Total liabilities	652,570	743,935
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of July 31, 2016 and January 31, 2016; 108,141 shares issued and outstanding as of July 31, 2016 and 114,934 shares issued and outstanding as of January 31, 2016	712,367	818,683
Retained earnings	511,261	522,846
Accumulated other comprehensive loss	(16,781)	(21,100)
Total stockholders’ equity	1,206,847	1,320,429
Total liabilities and stockholders’ equity	$1,859,417	$2,064,364
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended July 31,
	2016	2015
In thousands
Operating Cash Flows:
Net income (loss)	$(9,999)	$20,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	18,936	17,721
Amortization of intangible assets, debt costs and other	10,898	12,439
Stock-based compensation	22,427	20,864
Deferred income taxes	1,838	2,350
Changes in other long-term liabilities	(982)	(1,874)
Equity in income of unconsolidated entities, net of dividends received	868	740
Other	40	(713)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	109,747	101,651
Prepaid expenses and other	(9,094)	(6,302)
Term receivables, long-term	42,781	35,138
Accounts payable and accrued liabilities	(39,529)	(66,818)
Income taxes receivable and payable	(4,418)	(5,082)
Deferred revenue	(14,007)	(35,409)
Net cash provided by operating activities	129,506	94,812
Investing Cash Flows:
Proceeds from sale of building	—	2,068
Purchases of property, plant, and equipment	(25,617)	(17,036)
Acquisitions of businesses and equity interests, net	(4,959)	(7,200)
Net cash used in investing activities	(30,576)	(22,168)
Financing Cash Flows:
Proceeds from issuance of common stock	17,312	19,347
Repurchase of common stock	(146,050)	—
Payments related to tax withholding on vesting of share based awards	(5)	(5)
Dividends paid	(11,766)	(12,772)
Net decrease in short-term borrowing	(3,810)	(6,232)
Repayments of revolving credit facility	(25,000)	—
Repayments of other borrowings	(1,489)	(6,925)
Net cash used in financing activities	(170,808)	(6,587)
Effect of exchange rate changes on cash and cash equivalents	2,848	(891)
Net change in cash and cash equivalents	(69,030)	65,166
Cash and cash equivalents at the beginning of the period	334,826	230,281
Cash and cash equivalents at the end of the period	$265,796	$295,447
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

We early adopted the new standard effective February 1, 2016. The primary impact to our financial statements was the recognition of $48,605 in deferred tax assets associated with excess tax benefits offset by a valuation allowance of $38,425 and a cumulative-effect adjustment of $10,180 to retained earnings as of January 31, 2016. We have elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

We have retrospectively applied to all periods presented in our statements of cash flows, the presentation of excess tax benefits and cash paid for employee taxes where shares were withheld. As a result of this election excess tax benefits will be reclassified from financing activities to operating activities and cash paid for shares withheld will be reclassified from operating activities to financing activities. The net impact on previously reported results is as follows:

Six months ended July 31, 2015	As originally reported	As Adjusted
Net cash provided by operations	$94,807	$94,812
Net cash used in financing activities	$(6,582)	$(6,587)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement for an acquirer to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The standard requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified. Changes in depreciation, amortization, and any other income effects resulting from the adjustments to provisional amounts, should be computed as of the acquisition date. The standard requires that an entity present separately, by line item, the amounts included in current-period earnings that would have been recorded in previous reporting periods, if the adjustments to provisional amounts had been recognized on the acquisition date. We adopted this standard beginning February 1, 2016. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer accounts for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer accounts for the arrangement as a service contract. An arrangement would contain a software license element if both: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We adopted this standard beginning February 1, 2016 on a prospective basis. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Issued Pronouncements not yet Adopted
Revenue Recognition
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. This ASU amends narrow aspects of Topic 606 in ASU 2014-09, Revenue from Contracts with Customers, related to the assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. Practical expedients are provided in the ASU to simplify the transition to the new standard.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is based on the principle that the amount of revenue recognized should reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods and services to customers. This ASU requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU also requires qualitative and quantitative disclosure about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits one of two methods for adoption: (i) retrospectively to each prior reporting period presented, with the ability to utilize certain practical expedients; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, including additional disclosures. We have not yet selected a transition method.

We are evaluating the effect that each of these ASUs will have on our consolidated financial statements and related disclosures. We will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted beginning in the first quarter of fiscal year 2018.

Other
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU changes how companies measure and recognize credit losses for various financial assets. This ASU will require companies to use an expected credit loss model to recognize estimated credit losses expected to occur over the remaining life of the financial assets rather than the current incurred credit loss model methodology. This revised guidance is applicable to our trade and term receivables. We will be required to implement this guidance in the first quarter of fiscal year 2021. Early adoption is permitted beginning in the first quarter of fiscal year 2020. We are evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

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

3.    Fair Value Measurement
The following table presents information about financial liabilities measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration at July 31, 2016	$2,366	$—	$—	$2,366
Contingent consideration at January 31, 2016	$3,749	$—	$—	$3,749

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

As of	July 31, 2016	January 31, 2016
Contingent consideration, short-term	$1,043	$1,460
Contingent consideration, long-term	1,323	2,289
Total contingent consideration	$2,366	$3,749

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of July 31, 2016 encompasses the following significant unobservable inputs (Level 3):

Unobservable Inputs	Range
Total estimated contingent consideration	$84	-	$2,935
Discount rate	9.5%	-	15.0%
Timing of cash flows (in years)	0	-	2

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2016	$3,749
Payments	(1,475)
Changes in fair value	34
Interest accretion	58
Balance as of July 31, 2016	$2,366

The following table summarizes the fair value and carrying value of our 4.00% Convertible Subordinated Debentures (4.00% Debentures):

As of	July 31, 2016	January 31, 2016
Fair value of notes payable	$276,978	$255,487
Carrying value of notes payable	$238,841	$234,888

We based the fair value of our 4.00% Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). We believe the carrying value of other notes payable of $5,188 at July 31, 2016 and January 31, 2016 approximated fair value. Of the total carrying value of notes payable, none was classified as current on our condensed consolidated balance sheet as of July 31, 2016 and January 31, 2016. See additional discussion of notes payable in Note 6. “Notes Payable.”

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

During the quarter ended July 31, 2016, we acquired a non-marketable equity security which was accounted for using the cost method of accounting. Our cost method investments are reported at cost net of impairment losses. The carrying amount of the non-marketable equity security was $3,000 at July 31, 2016. Investments accounted for under the cost method of accounting are measured and recorded at fair value when identified events or changes in circumstances have a significant adverse effect on the fair value of the investments. When these events or changes in circumstances occur, these investments are classified as Level 3 because they are valued using significant unobservable inputs. We periodically review our cost method investments for these types of events or changes in circumstances.

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

Term receivable and trade accounts receivable balances were as follows:

As of	July 31, 2016	January 31, 2016
Trade accounts receivable	$88,094	$176,021
Term receivables, short-term	$296,298	$317,188
Term receivables, long-term	$226,268	$268,657

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

The credit risk assessment for our long-term receivables was as follows:

As of	July 31, 2016	January 31, 2016
S&P credit rating:
AAA+ through BBB-	$164,331	$195,764
BB+ and lower	32,900	22,520
	197,231	218,284
Internal credit assessment	29,037	50,373
Total long-term term receivables	$226,268	$268,657

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Six months ended July 31, 2016	$3,826	$(875)	$256	$3,207
Six months ended July 31, 2015	$4,217	$(597)	$(9)	$3,611
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $29,543 for the six months ended July 31, 2016 compared to $27,562 for the six months ended July 31, 2015. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

5.    Short-Term Borrowings
Short-term borrowings consisted of the following:

As of	July 31, 2016	January 31, 2016
Senior revolving credit facility	$—	$25,000
Collections of previously sold accounts receivable	3,761	7,568
Other borrowings	991	881
Short-term borrowings	$4,752	$33,449

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

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our common stock over the term of the facility to $200,000 plus 70% of our cumulative consolidated net income (loss) for periods ending after February 1, 2016.

We were in compliance with all financial covenants as of July 31, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

6.    Notes Payable
Notes payable consist of the following:

As of	July 31, 2016	January 31, 2016
4.00% Debentures	$238,841	$234,888
Other	5,188	5,188
Notes payable	$244,029	$240,076

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

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 50.3389 shares of our common stock (equivalent to a conversion price of $19.87 per share). The initial conversion rate for the 4.00% Debentures was 48.6902 shares of our common stock for each one thousand dollars in principal amount (equivalent to a conversion price of $20.54 per share). The conversion rate is adjusted because we declare and pay quarterly cash dividends, beginning in the first quarter of fiscal year 2014.

The 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $23.84 per share as of July 31, 2016, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
As of July 31, 2016, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $19,032.

As of July 31, 2016, none of the conditions allowing the holders of the 4.00% Debentures to convert the 4.00% Debentures into shares of our common stock were met. The determination of whether or not the 4.00% Debentures are convertible is performed at each balance sheet date and may change from quarter to quarter.

Effective April 5, 2016, we may redeem some or all of the 4.00% Debentures for cash at the following redemption prices, expressed as a percentage of principal plus any accrued and unpaid interest:

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

As of	July 31, 2016	January 31, 2016
Principal amount	$252,957	$252,957
Unamortized debt discount	(12,530)	(16,007)
Unamortized debt issuance costs	(1,586)	(2,062)
Net carrying amount of the liability component	$238,841	$234,888
Equity component, net of debt issuance costs	$42,518	$42,518

The unamortized debt discount and debt issuance costs amortize to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Interest expense at the contractual interest rate	$2,530	$2,530	$5,059	$5,060
Amortization of debt discount	$1,754	$1,633	$3,477	$3,237
Amortization of debt issuance costs	$238	$238	$476	$476

The effective interest rate on the 4.00% Debentures was 7.25% for the six months ended July 31, 2016 and 2015.

Other Notes Payable
In February 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $3,188 was outstanding as of July 31, 2016. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

In September 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $2,000 was outstanding as of July 31, 2016. The note bears interest at a rate of 4.0% and is due in full on September 8, 2018.

7.    Commitments and Contingencies
Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our intellectual property (IP). The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of July 31, 2016, we were not aware of any material liabilities arising from these indemnification obligations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in the U.S. District Court for the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent and Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys has appealed the decisions by both the district court and the U.S. Patent and Trademark Office.

In June 2013, Synopsys also filed a claim against us in the U.S District Court for the District of Oregon, similarly alleging that our Veloce family of products infringed on two additional Synopsys U.S. patents. These claims have been dismissed, and have been appealed.

We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the U.S. District Court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36,000 as well as certain royalties. As of July 31, 2016, nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which sought compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. A Japanese appeals court has ratified that verdict.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

8.    Stockholders' Equity
Dividends
The following table summarizes dividends declared since the beginning of fiscal year 2016:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2017
8/18/2016	9/19/2016	9/30/2016	$0.055
5/19/2016	6/10/2016	6/30/2016	$0.055	$5,886
3/3/2016	3/10/2016	3/31/2016	$0.055	$5,880
Fiscal Year 2016
11/19/2015	12/15/2015	1/4/2016	$0.055	$6,326
8/20/2015	9/10/2015	9/30/2015	$0.055	$6,491
5/22/2015	6/10/2015	6/30/2015	$0.055	$6,389
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383

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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recognized:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Cost of revenues	$781	$608	$1,492	$1,316
Operating expenses:
Research and development	4,567	3,800	8,890	8,118
Marketing and selling	2,846	2,366	5,701	4,846
General and administration	3,732	3,812	6,344	6,584
Equity plan-related compensation expense	$11,926	$10,586	$22,427	$20,864

10.    Net Income (Loss) Per Share
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

The following provides the computation of basic and diluted net income (loss) per share:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Net income (loss) attributable to Mentor Graphics shareholders	$3,437	$31,212	$(9,999)	$21,327
Adjustment to redemption value of noncontrolling interest with redemption feature	—	(144)	—	125
Adjusted net income (loss) attributable to Mentor Graphics shareholders	$3,437	$31,068	$(9,999)	$21,452

Weighted average common shares used to calculate basic net income (loss) per share	107,374	116,584	108,215	116,296
Potentially dilutive common shares	2,500	2,784	—	2,690
Weighted average common and potentially dilutive common shares used to calculate diluted net income (loss) per share	109,874	119,368	108,215	118,986

Net income (loss) per share attributable to Mentor Graphics shareholders:
Basic net income (loss) per share	$0.03	$0.27	$(0.09)	$0.18
Diluted net income (loss) per share	$0.03	$0.26	$(0.09)	$0.18

We have adjusted the numerator of our basic and diluted net income per share calculation for the three and six months ended July 31, 2015 for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings.

The effect of the conversion of the 4.00% Debentures was anti-dilutive for the three and six months ended July 31, 2016 and 2015 and therefore excluded from the computation of diluted net income (loss) per share. The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, is further described in Note 6. “Notes Payable.”

The following details the adjustments to net income (loss) excluded from the computation of diluted net income (loss) per share:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	$2,074	$2,075	$2,074	$2,075

The following details shares excluded from the computation of diluted net income (loss) per share:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Shares of common stock for restricted stock units	28	—	2,265	11
Shares of common stock for stock options	—	—	1,249	—
Shares of common stock for ESPP purchase rights	742	—	776	572
Shares of common stock for convertible debt	756	2,825	205	2,489
Total anti-dilutive shares excluded	1,526	2,825	4,495	3,072

The restricted stock units, stock options, ESPP purchase rights, and the 4.00% Debentures were determined to be anti-dilutive either because we incurred a net loss for the period or as a result of applying the treasury stock method.

11.    Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax effects:

As of	July 31, 2016	January 31, 2016
Foreign currency translation adjustment	$(16,692)	$(21,013)
Unrealized loss on derivatives	(13)	(36)
Pension liability	(76)	(51)
Total accumulated other comprehensive loss	$(16,781)	$(21,100)

During the first six months of fiscal years 2017 and 2016, there were no significant amounts reclassified to net income from accumulated other comprehensive loss related to foreign currency translation adjustment, cash flow hedges or pension plans.

12.    Special Charges
The following is a summary of the components of special charges:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Employee severance and related costs	$442	$840	$2,530	$10,703
Litigation costs	556	944	1,363	2,519
Voluntary early retirement program	—	—	—	25,435
Other costs, net	447	402	543	506
Total special charges	$1,445	$2,186	$4,436	$39,163

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

Approximately 79% of the employee severance and related costs for the six months ended July 31, 2016 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2017. Substantially all of the employee severance and related costs for the six months ended July 31, 2015 were paid during the fiscal year ending January 31, 2016. There were no significant modifications to the amount of those charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.

Accrued special charges are included in accrued and other liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the six months ended July 31, 2016:

	Accrued special charges as of	Charges during the six months ended	Payments during the six months ended	Accrued special charges as of
	January 31, 2016	July 31, 2016	July 31, 2016	July 31, 2016
Employee severance and related costs	$1,935	$2,530	$(3,550)	$915
Litigation costs	311	1,363	(626)	1,048
Other costs, net	760	543	(763)	540
Total accrued special charges	$3,006	$4,436	$(4,939)	$2,503

13.    Income Taxes
The provision for income taxes was as follows:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Income tax expense (benefit)	$(2,239)	$4,071	$(4,117)	$2,559
Effective tax rate	(186.9)%	11.7%	29.2%	11.3%
Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense based on our projected results of operations for the full fiscal year and record adjustments in each quarter. Such adjustments consider period specific items and, when applicable, a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

Our effective tax rate is 29.2% for the six months ended July 31, 2016, after the inclusion of $(1,576) in net favorable period specific items. For our full fiscal year forecast, we project an 18.0% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2016. Our projected rate for the full fiscal year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Net reduction in liabilities for uncertain tax positions; and

•	Forecasted utilization of net operating loss carryforwards, foreign tax credit carryforwards, and research and experimentation credit carryforwards for which no tax benefit has been recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations; and

•	Withholding taxes.
Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis and could be significantly affected to the extent our actual mix of earnings among individual jurisdictions is different than our expectations.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryforwards. We calculate the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We have determined that it is uncertain whether our U.S. entity will generate sufficient taxable income to fully utilize tax credit carryforwards. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on historical losses as well as future expectations in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

As of July 31, 2016, we had a liability of $24,151 for income taxes associated with uncertain income tax positions. Of this liability, $5,430 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $18,721 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

14.    Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

	Six months ended July 31,
	2016	2015
Cash paid, net for:
Interest	$6,892	$5,966
Income taxes	$5,900	$5,693

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

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were as follows:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Revenues:
United States	$106,460	$115,598	$189,680	$244,789
Europe	47,590	69,520	102,464	115,839
Japan	23,580	15,524	61,512	36,941
Pacific Rim	74,142	77,458	123,109	147,587
Other	2,572	2,962	5,218	8,049
Total revenues	$254,344	$281,062	$481,983	$553,205

For the three months ended July 31, 2016, one customer accounted for approximately 11.0% of our total revenues. For the three months ended July 31, 2015, one customer accounted for approximately 24.0% of our total revenues. For the six months ended July 31, 2016, no customer accounted for 10.0% or more of our total revenues. For the six months ended July 31, 2015, one customer accounted for approximately 14.0% of our total revenues.

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

Ten accounts make up approximately 50% of our receivables as of July 31, 2016, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers.

Net of reserves, we have no material receivables greater than 60 days past due (net of cash based revenue invoices), and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first six months of fiscal year 2017 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary. However, as discussed in Note 4. “Term Receivables and Trade Accounts Receivable” in Part I, Item 1. “Financial Statements”, we regularly evaluate the collectibility of our trade accounts receivable and record specific and general reserves for bad debt as necessary.

Bookings during the first six months of fiscal year 2017 decreased approximately 5% compared to the first six months of fiscal year 2016 primarily due to fewer large contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and emulation hardware systems, and within twelve months for professional services and training. Ten customers accounted for approximately 45% of total bookings for the first six months of fiscal year 2017 and fiscal year 2016. The number of new customers during the first six months of fiscal year 2017 decreased approximately 5% compared to the first six months of fiscal year 2016.

Product Development
During the first six months of fiscal year 2017, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first six months of fiscal year 2017, we introduced both new products and upgrades to existing products.

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

We believe that the accounting for revenue recognition, valuation of accounts receivable, income taxes, business combinations, goodwill, intangible assets, long-lived assets, special charges, and stock-based compensation are the critical accounting estimates and judgments used in the preparation of our condensed consolidated financial statements. For further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II of our Annual Report on Form 10-K for the year ended January 31, 2016.

RESULTS OF OPERATIONS
Revenues and Gross Profit

	Three months ended July 31,			Six months ended July 31,
	2016	Change	2015	2016	Change	2015
System and software revenues	$133.8	(18)%	$162.2	$240.5	(24)%	$318.1
System and software gross profit	$116.6	(21)%	$147.4	$213.2	(26)%	$287.8
Gross profit percent	87%		91%	89%		90%
Service and support revenues	$120.6	1%	$118.9	$241.5	3%	$235.1
Service and support gross profit	$88.1	1%	$87.4	$176.3	4%	$170.1
Gross profit percent	73%		74%	73%		72%
Total revenues	$254.4	(9)%	$281.1	$482.0	(13)%	$553.2
Total gross profit	$204.7	(13)%	$234.8	$389.5	(15)%	$457.9
Gross profit percent	80%		84%	81%		83%

System and Software

	Three months ended July 31,			Six months ended July 31,
	2016	Change	2015	2016	Change	2015
Upfront license revenues	$104.1	(19)%	$128.8	$184.2	(28)%	$256.6
Ratable license revenues	29.7	(11)%	33.4	56.3	(8)%	61.5
Total system and software revenues	$133.8	(18)%	$162.2	$240.5	(24)%	$318.1

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

Ten customers accounted for approximately 55% of system and software revenues for the three months ended July 31, 2016 and 40% for the six months ended July 31, 2016 compared to approximately 65% for the three months ended July 31, 2015 and 50% for the six months ended July 31, 2015.

System and software revenues decreased $28.4 for the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The effect of acquisitions completed in fiscal years 2017 and 2016 on system and software revenues for the three months ended July 31, 2016 was not material. The decrease in software license revenues was primarily due to the timing of contract renewals.

System and software revenues decreased $77.6 for the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The effect of acquisitions completed in fiscal years 2017 and 2016 on fiscal year 2017 system and software revenues was $0.8, which is a $5.4 decrease in system and software revenues from acquisitions compared to the six months ended July 31, 2015. Software license revenues decreased $60.8 driven by the timing of contract renewals, with the remaining decrease primarily due to a first quarter decrease in sales of emulation hardware systems.

For the three months ended July 31, 2016, one customer accounted for 11% of total revenues. For the six months ended July 31, 2016, no single customer accounted for 10% or more of total revenues. For the three months ended July 31, 2015, one customer accounted for 24% of total revenues. For the six months ended July 31, 2015, one customer accounted for 14% of total revenues.

System and software gross profit percent was lower for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 primarily due to the decrease in software product revenues.

Service and Support
We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

Service and support revenues increased $1.7 for the three months ended July 31, 2016 compared to the three months ended July 31, 2015. Consulting and training revenues increased $4.5 primarily due to increased customer demand for services and support revenues increased $1.7 resulting from an increase in our installed base. These increases were offset by a $4.6 decrease in service and support revenues from acquisitions compared to the three months ended July 31, 2015.

Service and support revenues increased $6.4 for the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The effect of acquisitions completed in fiscal year 2016 on service and support revenues for the six months ended July 31, 2016 was $0.6, which is a $9.1 decrease in service and support revenues from acquisitions compared to the six months ended July 31, 2015. This decrease was offset by a $10.6 increase in consulting and training revenues primarily due to increased customer demand for services and a $4.8 increase in support revenues resulting from an increase in our installed base.

Geographic Revenues Information
Revenues by Geography

	Three months ended July 31,			Six months ended July 31,
	2016	Change	2015	2016	Change	2015
North America	$109.1	(8)%	$118.6	$194.9	(23)%	$252.9
Europe	47.6	(32)%	69.5	102.5	(11)%	115.8
Japan	23.6	52%	15.5	61.5	67%	36.9
Pacific Rim	74.1	(4)%	77.5	123.1	(17)%	147.6
Total revenues	$254.4	(9)%	$281.1	$482.0	(13)%	$553.2

The increase in revenues in Japan and the decrease in revenues in Europe for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 were primarily due to the timing of contract renewals. The increase in revenues in Japan and the decrease in revenues in North America and Pacific Rim for the six months ended July 31, 2016 compared to the six months ended July 31, 2015 were primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Conversely, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended July 31, 2016, approximately 35% of European and approximately 70% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the six months ended July 31, 2016, approximately 35% of European and approximately 85% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Foreign currency had an immaterial impact on revenue for the three and six months ended July 31, 2016 compared to the three and six months ended July 31, 2015.

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

Revenues by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Revenues:
IC Design to Silicon	40%	40%	35%	40%
Scalable Verification	25%	25%	20%	25%
Integrated Systems Design	20%	20%	20%	20%
New and Emerging Markets	5%	5%	10%	5%
Services and Other	10%	10%	15%	10%
Total revenues	100%	100%	100%	100%

Operating Expenses

	Three months ended July 31,			Six months ended July 31,
	2016	Change	2015	2016	Change	2015
Research and development	$93.4	5%	$89.1	$184.5	3%	$178.6
Marketing and selling	83.9	(1)%	84.7	168.2	(1)%	169.7
General and administration	19.3	3%	18.7	36.8	1%	36.6
Equity in earnings of Frontline	(1.1)	(21)%	(1.4)	(1.7)	(23)%	(2.2)
Amortization of intangible assets	1.6	(27)%	2.2	3.1	(30)%	4.4
Special charges	1.4	(36)%	2.2	4.4	(89)%	39.2
Total operating expenses	$198.5	2%	$195.5	$395.3	(7)%	$426.3

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Research and development	37%	32%	38%	32%
Marketing and selling	33%	30%	35%	31%
General and administration	8%	7%	8%	7%
Total selected operating expenses	78%	69%	81%	70%

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $1.1 for the three months ended July 31, 2016 compared to the three months ended July 31, 2015, and approximately $3.6 for the six months ended July 31, 2016 compared to the six months ended July 31, 2015, primarily due to movements in the British pound, Indian rupee, and Russian ruble. The impact of these currency movements is reflected in the changes in operating expenses detailed below.

Research and Development
Research and development expenses increased by $4.3 for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and $5.9 for the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Six Months Ended
Salaries, variable compensation, and benefits expenses	$3.5	$5.1
Supplies and equipment	0.8	1.8
Expenses associated with acquired businesses	0.6	1.2
Research and development tax credits	(0.4)	(1.3)
Other expenses	(0.2)	(0.9)
Total change in research and development expenses	$4.3	$5.9

Marketing and Selling
Marketing and selling expenses decreased by $(0.8) for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and $(1.5) for the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Six Months Ended
Emulation demonstration inventory amortization	$(2.0)	$(2.1)
Salaries, variable compensation, and benefits expenses	2.1	1.6
Other expenses	(0.9)	(1.0)
Total change in marketing and selling expenses	$(0.8)	$(1.5)

General and Administration
There were no significant changes within general and administration expenses, which increased by $0.6 for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and $0.2 for the six months ended July 31, 2016 compared to the six months ended July 31, 2015.

Special Charges

	Three months ended July 31,			Six months ended July 31,
	2016	Change	2015	2016	Change	2015
Employee severance and related costs	$0.4	(50)%	$0.8	$2.5	(77)%	$10.7
Litigation costs	0.6	(40)%	1.0	1.4	(46)%	2.6
Voluntary early retirement program	—	—%	—	—	(100)%	25.4
Other costs, net	0.4	—%	0.4	0.5	—%	0.5
Total special charges	$1.4	(36)%	$2.2	$4.4	(89)%	$39.2

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 and 110 employees elected to participate. The costs presented here are for severance benefits.

Employee severance and related costs include severance benefits and notice pay. These charges generally represent the aggregate of numerous unrelated rebalance plans which impact several employee groups, none of which is individually material to our financial position or results of operations. We determine termination benefit amounts based on employee status, years of service, and local statutory requirements. We record the charge for estimated severance benefits in the quarter that the rebalance plan is approved.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), and Synopsys, Inc. regarding emulation technology.

Provision for Income Taxes

	Three months ended July 31,			Six months ended July 31,
	2016	Change	2015	2016	Change	2015
Income tax expense (benefit)	$(2.2)	(154)%	$4.1	$(4.1)	(258)%	$2.6

Generally, the provision for income taxes is the result of the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates, withholding taxes (primarily in certain foreign jurisdictions), changes in tax reserves, and the application of valuation allowances on deferred tax assets. The provision considers that a significant amount of our earnings are in certain foreign operations, including our Irish subsidiaries. Accounting guidance for interim reporting requires that we evaluate our provision for income tax expense based on our projected results of operations for the full fiscal year, and record adjustments in each quarter. Such adjustments consider period specific items and, when applicable, a separate determination of tax expense for entities in our consolidated group that are projected to have losses for which no tax benefit will be recognized.

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Effective tax rate	(187)%	12%	29%	11%
Net period specific items benefit	$(2.5)	$(1.9)	$(1.6)	$(1.6)
Effective tax rate without period specific items	18%	17%	18%	18%

For the six months ended July 31, 2016, we have a 29% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the six months ended July 31, 2015 due to favorable period specific items generally increasing the tax rate in periods with losses and reducing the effective tax rate in periods with profit, as well as the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full fiscal year forecast, we have projected an 18% effective tax rate. This rate is inclusive of period specific items recognized through July 31, 2016. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries;

•	Net reduction in liabilities for uncertain tax positions; and

•	Forecasted utilization of net operating loss carryforwards, foreign tax credit carryforwards, and research and experimentation credit carryforwards for which no tax benefit has been recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations; and

•	Withholding taxes.

We adopted a new accounting standard related to the accounting for stock-based compensation during the six months ended July 31, 2016 that required all income tax effects of stock-based awards to be recognized in our condensed consolidated statement of operations as the awards vest or are settled.  For further discussion regarding new accounting standards, see Note 2. “Recent Accounting Pronouncements” in Part I, Item 1. “Financial Statements.”

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside the U.S. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for U.S. income taxes on those earnings in our tax provision.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases, it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2013 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal year 2012 in Ireland and Israel, fiscal year 2011 in Japan, fiscal year 2013 in France, and fiscal year 2009 in India. However, in France and India, the statute of limitations has been extended two years and seven years, respectively, due to open audit processes.

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

Our tax position in the U.S. could be impacted by the U.S. Tax Court opinion issued on July 27, 2015 in Altera Corp. v. Commissioner which invalidates part of a Treasury Regulation requiring stock based compensation to be included in any qualified intercompany cost sharing arrangement. For the six months ended July 31, 2016, no impact has been recorded due to the uncertainties with respect to the ultimate resolution of this case. This case has been appealed to the U.S. Court of Appeals.We are in the process of determining the impact, if any, the Altera ongoing dispute would have on our financial statements in future periods should there be a resolution of the Altera judicial process.

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

We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of July 31, 2016, we have cash totaling $245.5 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

	Six months ended July 31,
	2016	2015
Cash provided by operating activities	$129.5	$94.8
Cash used in investing activities	$(30.6)	$(22.2)
Cash used in financing activities	$(170.8)	$(6.6)

Operating Activities

Cash flows from operating activities consist of our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.

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

As of	July 31, 2016	January 31, 2016
Trade accounts receivable, net	$384.4	$493.2
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$296.3	$317.2
Term receivables, long-term	$226.3	$268.7
Average days sales outstanding including the short-term portion of term receivables	136	132
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	31	47

The increase in the average days sales outstanding, including the short-term portion of term receivables, as of July 31, 2016 was primarily due to a decrease in revenues in the second quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016. The decrease in the average days sales outstanding, excluding the short-term portion of term receivables, as of July 31, 2016 was primarily due to a decrease in accounts receivable in the second quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $522.6 as of July 31, 2016 compared to $585.8 as of January 31, 2016.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $29.5 for the six months ended July 31, 2016 compared to $27.6 for the six months ended July 31, 2015. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal year 2017.

Accrued Payroll and Related Liabilities

As of	July 31, 2016	January 31, 2016
Accrued payroll and related liabilities	$44.9	$73.4

The decrease in accrued payroll and related liabilities as of July 31, 2016 compared to January 31, 2016 was primarily due to incentive payments made during fiscal year 2017 on fiscal year 2016 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities
Cash used in investing activities for the six months ended July 31, 2016 primarily consisted of cash paid for capital expenditures.

Expenditures for property, plant, and equipment were $25.6 for the six months ended July 31, 2016 compared to $17.0 for the six months ended July 31, 2015. The expenditures for property, plant, and equipment for the six months ended July 31, 2016 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal year 2017 to be approximately $60.0. We plan to finance these capital expenditures using cash on hand.

During the six months ended July 31, 2016, we had $5.0 of expenditures for acquisitions of businesses and equity interests, compared to $7.2 during the six months ended July 31, 2015. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities
For the six months ended July 31, 2016, cash used in financing activities consisted primarily of the repurchase of common stock, repayments on the revolving credit facility, the payment of dividends, a net decrease in short-term borrowings , and repayments of other borrowings partially offset by proceeds received from the employee stock purchase plan (ESPP) purchase and exercises of stock options.

During the six months ended July 31, 2016, we paid a quarterly dividend of $0.055 per share of outstanding common stock for a total of $11.8. On August 18, 2016, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on September 30, 2016 to shareholders of record as of the close of business on September 19, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock. We did not repurchase any shares of common stock under the repurchase program during the six months ended July 31, 2016 or 2015. As of July 31, 2016, $90.0 remained available for purchase under the program. During the six months ended July 31, 2016, we repurchased 8.1 shares of common stock for $146.1 in a single transaction that was not part of our repurchase program.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay over the term of the facility to $200.0 plus 70% of our cumulative consolidated net income (loss) for periods after February 1, 2016. An additional $35.2 is available for common stock purchases or dividend payments under this limit as of July 31, 2016.

During the six months ended July 31, 2016 we paid $25.0 on our revolving credit facility. Repayments of other borrowings during the six months ended July 31, 2016 consisted of deferred payments for consideration related to prior year acquisitions.

Other Factors Affecting Liquidity and Capital Resources
4.00% Convertible Subordinated Debentures due 2031
In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 50.3389 shares of our common stock (equivalent to a conversion price of $19.87 per share). The events that permit conversion are described in Note 6. “Notes Payable” in Part I, Item 1. “Financial Statements.”

Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
We believe that current cash balances, cash generated from our operating activities in future periods, access to our revolving credit facility, and additional financing arrangements will be sufficient to service any conversion of the 4.00% Debentures; however, future changes in our cash position; cash flows from operating, investing and financing activities; general business levels; and our access to additional financing, may impact our ability to settle the amount payable to the holders of any 4.00% Debentures that are converted.

Effective April 5, 2016, we may redeem some or all of the 4.00% Debentures for cash at the following redemption prices expressed as a percentage of principal, plus any accrued and unpaid interest:

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

We had no borrowings against the revolving credit facility as of July 31, 2016 and 2015.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of July 31, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL YEAR 2017
We expect revenues for the third quarter of fiscal year 2017 to be approximately $310 with diluted earnings per share for the same period of approximately $0.30. For the full fiscal year 2017, we expect revenues to be approximately $1,215 with diluted earnings per share of approximately $1.19.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of July 31, 2016.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$173.5	0.52%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of July 31, 2016 and July 31, 2015. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. We had no outstanding balance against this revolving credit facility as of July 31, 2016 and July 31, 2015. Generally, interest rate changes for variable interest rate debt do not affect fair value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.0 outstanding as of July 31, 2016 and July 31, 2015 with variable rates based on market indexes.

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

As of	July 31, 2016		January 31, 2016
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Indian rupee	$68.8	67.43	$31.6	67.96
Euro	49.0	0.90	41.5	0.92
Korean won	25.7	1,139.08	10.0	1,214.17
Japanese yen	25.7	105.67	28.6	118.09
Israeli shekel	12.0	3.85	19.3	3.95
British pound	9.1	0.75	11.0	0.70
Chinese yuan	8.2	6.70	4.6	6.60
Other (1)	24.3	—	26.7	—
Total forward contracts	$222.8		$173.3

(1)
Other includes the Canadian dollar, Armenian dram, Swiss franc, Danish krone, Taiwan dollar, Russian ruble, Norwegian krone, Polish zloty, Hungarian forint, Romanian new leu, Chilean peso, Swedish krona, Singapore dollar.

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

(2) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Synopsys, Inc. and Emulation and Verification Engineering S.A. and EVE-USA, Inc.
In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in the United States (U.S.) District Court for the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent and Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys has appealed the decisions by both the district court and the U.S. Patent and Trademark Office.

In June 2013, Synopsys also filed a claim against us in the U.S. District Court for the District of Oregon, similarly alleging that our Veloce family of products infringed on two additional Synopsys U.S. patents. These claims have been dismissed, and have been appealed.

We believe these lawsuits were filed in response to patent lawsuits we filed in 2010 and 2012 against Emulation and Verification Engineering S.A. and EVE-USA, Inc. (together EVE), which Synopsys acquired in October 2012.

On October 10, 2014, the jury in our patent lawsuit filed in the U.S. District Court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of July 31, 2016 nothing has been included in our financial results for this award. Synopsys has filed an appeal.
On March 12, 2015, the Oregon court granted our request for a permanent injunction against future sales of Synopsys emulators containing infringing technology.

In December 2010, we filed a patent lawsuit against EVE in Tokyo district court, which sought compensatory damages and an injunction against the sale of EVE emulation products. The technical trial for the Japanese litigation was held in October 2014. In May 2015, the court issued a preliminary verdict of non-infringement. A Japanese appeals court has ratified that verdict.

We do not have sufficient information upon which to determine that a loss in connection with these matters is probable, reasonably possible, or estimable, and thus no liability has been established nor has a range of loss been disclosed.

Securities Class Action and Shareholder Derivative Lawsuits
On March 18, 2016, a purported securities class action lawsuit, Haroutunian v. Mentor Graphics, was filed in the U.S. District Court for the District of Oregon against the company and three executive officers alleging violations of federal securities laws. The complaint alleges that the company and certain of our officers made material misstatements and omissions in press releases, Securities and Exchange Commission filings and analyst conference calls concerning the company's business prospects and financial projections that artificially inflated the price of the company’s stock. The lead plaintiff has been appointed and plaintiff's amended complaint was filed with the court on August 10, 2016. A class of plaintiffs has not been certified by the court. On April 22, 2016, a related shareholder derivative lawsuit was filed in Multnomah County Circuit Court in Oregon, Aransu v. Rhines, against the company’s board of directors at the time, certain executive officers and the company as a nominal defendant. The complaint alleges that the directors and officers breached their fiduciary duties to the company, were unjustly enriched, wasted corporate assets and committed insider selling. The shareholder derivative lawsuit generally alleges the same facts as the securities class action. The parties have agreed to stay proceedings in the Aransu lawsuit, pending the determination of certain issues or occurrence of certain events in the Haroutunian lawsuit. The complaints do not request a specific amount of damages and we are unable to predict the outcome of these suits.

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
Like many industries, the semiconductor and electronics industries are subject to mergers, acquisitions and divestitures, and our customers or parts of their business may acquire or be acquired by other customers. Merger and acquisition activity in the semiconductor industry was unusually strong during 2015 and has remained strong in 2016. This activity appears to be the result of semiconductor companies, experiencing slower sales in their existing market segments, desiring to broaden the scope of their businesses and to spread the rising costs of product development and use of advanced technologies across a larger organization. Increasing consolidation could result in fewer customers in these industries or the loss of some customers to competitors, or reduced customer spending on software and services due to redundancies or stronger customer negotiating power, which could have an adverse effect on our business and future revenues.
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
The gross margin on our software is greater than that for our hardware systems, software support, and professional services. Therefore, our gross margin may vary as a result of the mix of products and services sold. We also have a significant amount of fixed or relatively fixed costs, such as employee costs and purchased technology amortization, and costs which are committed in advance and can only be adjusted periodically. As a result, a small failure to reach planned revenues would likely have a relatively large negative effect on resulting earnings. If anticipated revenues do not materialize as expected, our gross margin and operating results could be materially adversely impacted.
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
Emulation technology is complex and difficult to develop; inaccurate forecasts of customer demand for existing and new emulation products may adversely affect our results.
Designing, developing, and introducing new emulation products is a complicated process. The development process for our emulation products requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture next generation products with features, capacity and performance desired by customers in sufficient volumes to meet this demand in a cost effective manner. Our manufacturing model, in which our emulation products generally are not built until after customer orders have been forecast, may from time to time experience delays in delivering products to customers in a timely manner. These delays could cause our customers to purchase emulation products from our competitors. Customers may also delay purchases of existing products in anticipation of our next generation product releases or those of our competitors. We may be unable to minimize this impact by anticipating and managing the addition of, and transition to, new generations of emulation hardware. Conversely, if we manufacture emulation products in anticipation of future sales which do not timely occur, we may hold excess inventory with associated risks of product obsolescence.
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
Our tax expense could be impacted by the applicability of withholding taxes on software licenses, services, and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (IRS) and other local or foreign tax authorities. The tax authorities in many of the countries where we do business regularly examine our income and other tax returns, and the ultimate outcome of these tax audits or other examinations cannot be predicted with certainty.
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
Certain tax policy efforts, including the OECD’s BEPS Project, the European Commission’s state aid investigations, and other initiatives could have a material effect on the taxation of international businesses, particularly companies with global IP and supply chain structures, and companies which publish software. Furthermore, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policies and we may see significant changes in legislation and regulations concerning taxation. Certain countries, such as the United Kingdom with its Diverted Profits Tax, have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in various countries where we have operations and our overall tax rate could be materially affected, impacting our operating results, cash flows and financial condition.
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
Our success depends, in large part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses, and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite precautions we take to protect our IP, we cannot provide assurance that third parties will not challenge, invalidate, or circumvent these protections. The companies in the EDA industry, as well as entities and persons outside the industry, continue to obtain patents at a rapid rate. We cannot predict if any of these patents will cover any of our products. In addition, many of these entities have substantially larger patent portfolios than we have. As a result, we may on occasion be forced to engage in costly patent litigation to protect our rights or defend our customers’ rights. We may also need to settle these claims on terms that are unfavorable; such settlements could result in the payment of significant damages or royalties, or force us to stop selling or redesign one or more products. We cannot provide assurance that the rights granted under our patents will provide us with a competitive advantage, that patents will be issued on any of our pending applications, or that future patents will be sufficiently broad to protect our technology. In addition, recent U.S. court decisions have weakened the enforceability of patents for software-related inventions, which make up a large portion of our patent portfolio. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as U.S. law protects these rights in the U.S. In addition, despite the actions we take to limit piracy, other parties regularly illegally copy and use our products, which results in lost revenue.
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
Patent holders are making increasing efforts to monetize their patent portfolios. IP infringement claims against us directly, or where we contractually must defend our customers, could result in costly litigation and consume significant time of employees and management. In addition, IP litigation could harm our business, due to damage awards, payment of legal fees, an obligation to refund license fees to a customer or forgo receipt of future customer payments, the need to license technology on what might be unfavorable business terms, injunctions that could stop or delay future shipments, or the need to redesign our technology. For example, we are currently engaged in patent infringement litigation involving Emulation and Verification Engineering S.A., EVE-USA, Inc., and Synopsys. Further information regarding these lawsuits is contained in Part II, Item 1. "Legal Proceedings".
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
We have global sales and research and development offices, some of which are in parts of the world that are not as politically stable as the U.S. In particular, approximately 15% of our workforce, and a larger percentage of our engineers, are located in our offices in Armenia, Egypt, Israel, Morocco, Pakistan, and Russia which are subject to disruption or closure from time to time. As a result, we may face a greater risk of business interruption as a result of potential unrest, terrorist acts, or military conflicts than businesses located domestically. This could have a material adverse effect on product delivery and our research and development operations.
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
Our products and services involve the storage and transmission of proprietary information owned by us and our customers. We have sales and research and development offices throughout the world. Our operations are dependent upon the connectivity of our operations worldwide. Despite our security measures, our information technology and infrastructure may be vulnerable to breach by cyber-attacks, errors or malicious actions by employees or contractors, or other disruptions that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, adverse publicity, violations of privacy laws, and litigation. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, with the use of "cloud" services in our business, despite our attempts to validate the security of such services, proprietary information may be misappropriated by third parties. If there is an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, lose existing customers or increase the difficulty of gaining new customers.
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
As of July 31, 2016, we had $263.0 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $5.2 million in other notes payable, and $4.8 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of July 31, 2016 of $19.87 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $23.84 per share as of July 31, 2016, for at least 20 of the last 30 trading days of the previous fiscal quarter. If any of the holders elect to convert their debentures, we are required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition. However, the market value of the 4.00% Debentures has exceeded and likely will continue to exceed the value that would be received on conversion, and we believe it is unlikely at this time that a significant amount of our 4.00% Debentures would be converted, if conversion was available.
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
Ability to pay dividends.
We currently declare and pay quarterly cash dividends on our common stock. Any future payment of cash dividends will depend upon our financial condition, earnings, available cash, cash flow, and other factors our board of directors deems relevant. Our revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility of $200 million plus 70% of our cumulative net income (loss) for periods ending after February 1, 2016. In addition, our board may decrease or discontinue payment of dividends at any time, which could cause the market price of our stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock by us during the three months ended July 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
May 1 - May 31, 2016	—	$—	—	$90,000,045
June 1 - June 30, 2016	—	$—	—	$90,000,045
July 1 - July 31, 2016	—	$—	—	$90,000,045
	—	$—	—

On June 12, 2014, we announced a share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period. The repurchase that occurred in February 2016 was a single transaction that was excluded from our share repurchase program.

Item 6.	Exhibits

10.A	2010 Omnibus Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 30, 2016	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer