Form 10-Q
period 2016-10-31
MENTOR GRAPHICS CORP
filed 2016-12-06
CIK 701811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________
FORM 10-Q

___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Number of shares of common stock, no par value, outstanding as of December 1, 2016: 109,521,738

MENTOR GRAPHICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Mentor Graphics Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
In thousands, except per share data
Revenues:
System and software	$198,605	$168,699	$439,064	$486,831
Service and support	123,911	121,817	365,435	356,890
Total revenues	322,516	290,516	804,499	843,721
Cost of revenues:
System and software	13,713	9,759	37,375	36,432
Service and support	35,649	35,286	100,910	100,275
Amortization of purchased technology	1,828	1,844	5,400	5,496
Total cost of revenues	51,190	46,889	143,685	142,203
Gross profit	271,326	243,627	660,814	701,518
Operating expenses:
Research and development	101,023	99,669	285,561	278,237
Marketing and selling	91,646	93,165	259,816	262,857
General and administration	20,015	19,665	56,777	56,298
Equity in earnings of Frontline	(634)	(1,755)	(2,311)	(3,976)
Amortization of intangible assets	1,462	2,364	4,536	6,817
Special charges	1,500	4,831	5,936	43,994
Total operating expenses	215,012	217,939	610,315	644,227
Operating income:	56,314	25,688	50,499	57,291
Other income, net	268	320	1,795	849
Interest expense	(5,143)	(4,915)	(14,971)	(14,381)
Income before income tax	51,439	21,093	37,323	43,759
Income tax expense	9,677	7,204	5,560	9,763
Net income	41,762	13,889	31,763	33,996
Less: Loss attributable to noncontrolling interest	—	(790)	—	(2,010)
Net income attributable to Mentor Graphics shareholders	$41,762	$14,679	$31,763	$36,006
Net income per share:
Basic	$0.38	$0.13	$0.29	$0.31
Diluted	$0.37	$0.12	$0.29	$0.30
Weighted average number of shares outstanding:
Basic	108,887	117,759	108,442	116,787
Diluted	114,112	120,141	110,931	121,963
Cash dividends declared per common share	$0.055	$0.055	$0.165	$0.165
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
In thousands
Net income	$41,762	$13,889	$31,763	$33,996
Other comprehensive income (loss), net of tax:
Change in accumulated translation adjustment	(3,245)	(1,698)	1,076	(5,858)
Change in unrealized gain (loss) on derivative instruments	(4)	(408)	19	(49)
Change in pension liability	(29)	(1)	(54)	(5)
Other comprehensive income (loss)	(3,278)	(2,107)	1,041	(5,912)
Comprehensive income	38,484	11,782	32,804	28,084
Less amounts attributable to the noncontrolling interest:
Net loss	—	(790)	—	(2,010)
Change in accumulated translation adjustment	—	(16)	—	26
Comprehensive loss attributable to the noncontrolling interest	—	(806)	—	(1,984)
Comprehensive income attributable to Mentor Graphics shareholders	$38,484	$12,588	$32,804	$30,068
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

As of	October 31, 2016	January 31, 2016
In thousands
Assets
Current assets:
Cash and cash equivalents	$262,762	$334,826
Trade accounts receivable, net of allowance for doubtful accounts of $3,548 as of October 31, 2016 and $3,826 as of January 31, 2016	429,534	493,209
Other receivables	18,361	23,120
Inventory	14,276	24,762
Prepaid expenses and other	31,979	22,550
Total current assets	756,912	898,467
Property, plant, and equipment, net of accumulated depreciation of $368,149 as of October 31, 2016 and $348,597 as of January 31, 2016	200,781	182,092
Term receivables	251,416	268,657
Goodwill	610,006	606,842
Intangible assets, net of accumulated amortization of $235,768 as of October 31, 2016 and $225,818 as of January 31, 2016	35,455	37,446
Other assets	79,005	70,860
Total assets	$1,933,575	$2,064,364
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$21,475	$33,449
Current portion of notes payable (Note 6)	240,865	—
Accounts payable	13,431	16,740
Income taxes payable	5,339	3,966
Accrued payroll and related liabilities	68,189	73,371
Accrued and other liabilities	32,114	37,059
Deferred revenue	213,630	258,725
Total current liabilities	595,043	423,310
Notes payable (Note 6)	5,188	240,076
Deferred revenue	34,242	18,303
Income tax liability	19,957	25,116
Other long-term liabilities	31,977	37,130
Total liabilities	686,407	743,935
Commitments and contingencies (Note 7)
Convertible notes (Note 6)	12,092	—
Stockholders’ equity:
Common stock, no par value, 300,000 shares authorized as of October 31, 2016 and January 31, 2016; 109,491 shares issued and outstanding as of October 31, 2016 and 114,934 shares issued and outstanding as of January 31, 2016	708,128	818,683
Retained earnings	547,007	522,846
Accumulated other comprehensive loss	(20,059)	(21,100)
Total stockholders’ equity	1,235,076	1,320,429
Total liabilities and stockholders’ equity	$1,933,575	$2,064,364
See accompanying notes to unaudited condensed consolidated financial statements.

Mentor Graphics Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended October 31,
	2016	2015
In thousands
Operating Cash Flows:
Net income	$31,763	$33,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	29,107	26,999
Amortization of intangible assets, debt costs and other	16,362	18,926
Stock-based compensation	33,518	30,889
Deferred income taxes	3,977	(1,352)
Changes in other long-term liabilities	556	(1,016)
Equity in income of unconsolidated entities, net of dividends received	1,370	157
Other	106	(702)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Trade accounts receivable, net	63,228	97,037
Prepaid expenses and other	(1,349)	(10,722)
Term receivables, long-term	17,049	17,059
Accounts payable and accrued liabilities	(19,101)	(41,728)
Income taxes receivable and payable	(3,526)	2,746
Deferred revenue	(29,354)	(50,013)
Net cash provided by operating activities	143,706	122,276
Investing Cash Flows:
Proceeds from sale of building	—	2,068
Purchases of property, plant, and equipment	(43,585)	(28,337)
Acquisitions of businesses and equity interests, net	(11,759)	(11,700)
Net cash used in investing activities	(55,344)	(37,969)
Financing Cash Flows:
Proceeds from issuance of common stock	18,186	21,294
Repurchase of common stock	(146,050)	(10,000)
Payments related to tax withholding on vesting of share based awards	(4,117)	(2,430)
Dividends paid	(17,782)	(19,263)
Net decrease in short-term borrowing, excluding revolving credit facility	(7,079)	(5,875)
Repayments of revolving credit facility	(5,000)	—
Repayments of other borrowings	(1,475)	(7,225)
Purchase of remaining noncontrolling interest in majority owned subsidiaries	—	(11,088)
Proceeds for the sale of subsidiary shares to noncontrolling interest	—	7
Net cash used in financing activities	(163,317)	(34,580)
Effect of exchange rate changes on cash and cash equivalents	2,891	(1,007)
Net change in cash and cash equivalents	(72,064)	48,720
Cash and cash equivalents at the beginning of the period	334,826	230,281
Cash and cash equivalents at the end of the period	$262,762	$279,001
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

We early adopted the new standard effective February 1, 2016. The primary impact to our financial statements was the recognition of $48,605 in deferred tax assets associated with excess tax benefits offset by a valuation allowance of $38,425 and a cumulative-effect adjustment of $10,180 to retained earnings as of January 31, 2016. We elected to continue to estimate forfeitures expected to occur when estimating the amount of compensation expense recorded in each accounting period.

We retrospectively applied to all periods presented in our statements of cash flows, the presentation of excess tax benefits and cash paid for employee taxes where shares were withheld. As a result of this election excess tax benefits were reclassified from financing activities to operating activities and cash paid for shares withheld were reclassified from operating activities to financing activities. The net impact on previously reported results is as follows:

Nine months ended October 31, 2015	As originally reported	As Adjusted
Net cash provided by operations	$119,846	$122,276
Net cash used in financing activities	$(32,150)	$(34,580)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement for an acquirer to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The standard requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are identified. Changes in depreciation, amortization, and any other income effects resulting from adjustments to provisional amounts, should be computed as of the acquisition date. The standard requires that an entity present separately, by line item, the amounts included in current-period earnings that would have been recorded in previous reporting periods, if the adjustments to provisional amounts had been recognized on the acquisition date. We adopted this standard beginning February 1, 2016. Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer accounts for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer accounts for the arrangement as a service contract. An arrangement would contain a software license element if both: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We adopted this standard beginning February 1, 2016 on a prospective basis. Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations. This ASU amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies that the analysis must determine whether an entity controls the specified goods or services before they are transferred to the customer.

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

We are evaluating the effect that each of these ASUs will have on our condensed consolidated financial statements and related disclosures. We will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted beginning in the first quarter of fiscal year 2018.
Other
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. Examples of assets included in the scope of this ASU are intellectual property (IP) and property, plant, and equipment. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. We are evaluating the effect that ASU 2016-16 will have on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Clarification of Certain Cash Receipts and Cash Payments. This ASU adds and clarifies guidance on the presentation and classification of eight specific cash flow items related to cash receipts and cash payments in the Statement of Cash Flows, with the intent of reducing diversity in practice. The amendments in this ASU should be applied retrospectively for each period presented. For those issues where it is impractical to apply these amendments retrospectively, the amendments should be applied prospectively as of the earliest date practicable. We will be required to implement this guidance in the first quarter of fiscal year 2019. Early adoption is permitted. This ASU is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU changes how companies measure and recognize credit losses for various financial assets. This ASU will require companies to use an expected credit loss model to recognize estimated credit losses expected to occur over the remaining life of the financial assets rather than the current incurred credit loss model methodology. This revised guidance is applicable to our trade and term receivables. We will be required to implement this guidance in the first quarter of fiscal year 2021. Early adoption is permitted beginning in the first quarter of fiscal year 2020. We are evaluating the effect that ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to implement this guidance in the first quarter of fiscal year 2020. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our condensed consolidated financial statements and related disclosures.

In September 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on management's responsibility in evaluating whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern and to provide related disclosures if required. Evaluation is required every reporting period, including interim periods. We will be required to implement this guidance in the fourth quarter of fiscal year 2017. Early adoption is permitted. This ASU is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

3.    Fair Value Measurement
The following table presents information about financial liabilities measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3
Contingent consideration at October 31, 2016	$2,457	$—	$—	$2,457
Contingent consideration at January 31, 2016	$3,749	$—	$—	$3,749

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

In connection with certain acquisitions, payment of a portion of the purchase price is typically contingent upon the acquired business’ achievement of certain revenue goals. The short-term portion of the total recorded contingent consideration is included in accrued and other liabilities and the long-term portion of the total recorded contingent consideration is included in other long-term liabilities on our condensed consolidated balance sheet. The following table summarizes the total recorded contingent consideration:

As of	October 31, 2016	January 31, 2016
Contingent consideration, short-term	$965	$1,460
Contingent consideration, long-term	1,492	2,289
Total contingent consideration	$2,457	$3,749

We have estimated the fair value of our contingent consideration as the present value of the expected payments over the term of the arrangements. The fair value measurement of our contingent consideration as of October 31, 2016 encompasses the following significant unobservable inputs (Level 3):

Unobservable Inputs	Range
Total estimated contingent consideration	$125	-	$2,932
Discount rate	9.5%	-	15.0%
Timing of cash flows (in years)	0	-	2

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

The following table summarizes contingent consideration activity:

Balance as of January 31, 2016	$3,749
Payments	(1,475)
Changes in fair value	99
Interest accretion	84
Balance as of October 31, 2016	$2,457

The following table summarizes the fair value and carrying value of our 4.00% Convertible Subordinated Debentures (4.00% Debentures):

As of	October 31, 2016	January 31, 2016
Fair value of notes payable	$363,292	$255,487
Carrying value of notes payable	$240,865	$234,888

We based the fair value of our 4.00% Debentures on the quoted market price at the balance sheet date. Our notes are not actively traded and the quoted market price is derived from observable inputs including our stock price, stock volatility, and interest rate (Level 2). We believe the carrying value of other notes payable of $5,188 at October 31, 2016 and January 31, 2016 approximated fair value. Of the total carrying value of notes payable, $240,865 was classified as current on our condensed consolidated balance sheet as of October 31, 2016 and none was classified as current on our consolidated balance sheet as of January 31, 2016. See additional discussion of notes payable in Note 6. “Notes Payable.”

The carrying amounts of cash equivalents, trade accounts receivable, net, term receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments or because amounts have been appropriately discounted.

During the quarter ended July 31, 2016, we acquired a non-marketable equity security which was accounted for using the cost method of accounting. Our cost method investments are reported at cost net of impairment losses. The carrying amount of the non-marketable equity security was $3,000 at October 31, 2016. Investments accounted for under the cost method of accounting are remeasured and recorded at fair value when identified events or changes in circumstances have a significant adverse effect on the fair value of the investments. When these events or changes in circumstances occur, these investments are classified as Level 3 because they are valued using significant unobservable inputs. We periodically review our cost method investments for these types of events or changes in circumstances.

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

Term receivable and trade accounts receivable balances were as follows:

As of	October 31, 2016	January 31, 2016
Trade accounts receivable	$125,453	$176,021
Term receivables, short-term	$304,081	$317,188
Term receivables, long-term	$251,416	$268,657

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

The credit risk assessment for our long-term receivables was as follows:

As of	October 31, 2016	January 31, 2016
S&P credit rating:
AAA+ through BBB-	$176,338	$195,764
BB+ and lower	35,286	22,520
	211,624	218,284
Internal credit assessment	39,792	50,373
Total long-term term receivables	$251,416	$268,657

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

The following shows the change in allowance for doubtful accounts:

Allowance for doubtful accounts	Beginning balance	Expense adjustment	Other deductions(1)	Ending balance
Nine months ended October 31, 2016	$3,826	$(611)	$333	$3,548
Nine months ended October 31, 2015	$4,217	$(522)	$(42)	$3,653
(1)Specific account write-offs and foreign exchange.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $45,104 for the nine months ended October 31, 2016 compared to $42,030 for the nine months ended October 31, 2015. Amounts collected from customers on accounts receivable previously sold on a non-recourse basis to financial institutions are included in short-term borrowings on the balance sheet. These amounts are remitted to the financial institutions in the month following quarter-end.

5.    Short-Term Borrowings
Short-term borrowings consisted of the following:

As of	October 31, 2016	January 31, 2016
Senior revolving credit facility	$20,000	$25,000
Collections of previously sold accounts receivable	489	7,568
Other borrowings	986	881
Short-term borrowings	$21,475	$33,449

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

We were in compliance with all financial covenants as of October 31, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

6.    Notes Payable
Notes payable consist of the following:

As of	October 31, 2016	January 31, 2016
4.00% Debentures	$240,865	$234,888
Other	5,188	5,188
Notes payable	246,053	240,076
4.00% Debentures, current portion	(240,865)	—
Notes payable, long-term	$5,188	$240,076

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

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 50.4551 shares of our common stock (equivalent to a conversion price of $19.82 per share). The initial conversion rate for the 4.00% Debentures was 48.6902 shares of our common stock for each one thousand dollars in principal amount (equivalent to a conversion price of $20.54 per share). The conversion rate is adjusted because we declare and pay quarterly cash dividends, beginning in the first quarter of fiscal year 2014.

The 4.00% Debentures are convertible, under certain circumstances, into shares of our common stock at the conversion rate noted above. The circumstances for conversion include:

•	The market price of our common stock exceeding 120% of the conversion price, or $23.78 per share as of October 31, 2016, for at least 20 of the last 30 trading days in the previous fiscal quarter;

•	A call for redemption of the 4.00% Debentures;

•	Specified distributions to holders of our common stock;

•	If a fundamental change, such as a change of control, occurs;

•	During the two months prior to, but not on, the maturity date; or

•	The market price of the 4.00% Debentures declining to less than 98% of the value of the common stock into which the 4.00% Debentures are convertible.
Upon conversion of any 4.00% Debentures, a holder will receive:

(i)	Cash for the lesser of the principal amount of the 4.00% Debentures that are converted or the value of the converted shares; and

(ii)	Cash or shares of common stock, at our election, for the excess, if any, of the value of the converted shares over the principal amount.
As of October 31, 2016, the if-converted value of the 4.00% Debentures to the note holders exceeded the principal amount by $115,893.

During the fiscal quarter ended October 31, 2016, the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the period. Accordingly, the 4.00% Debentures are convertible at the option of the holders through January 31, 2017. Therefore, the carrying value of the 4.00% Debentures is classified as a current liability. Additionally, the excess of the principal amount over the carrying amount of the 4.00% Debentures is reclassified from permanent equity to temporary equity in our condensed consolidated balance sheet. The determination of whether or not the 4.00% Debentures are convertible is performed at each balance sheet date and may change from quarter to quarter. If this threshold is not met next quarter, the 4.00% Debentures will be reclassified as a long-term liability and the temporary equity will be reclassified to permanent equity in our consolidated balance sheet.

If a holder elects to convert their 4.00% Debentures through January 31, 2017, we would be required to pay cash for at least the principal amount of the converted 4.00% Debentures.

If the proposed acquisition of the Company by Siemens Industry, Inc. is completed at a price of $37.25 per share and the 4.00% Debentures are converted, an estimated cash payment of $475,000 to the debenture holders would be required, including the impact of the dividend declared on November 22, 2016.

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

As of	October 31, 2016	January 31, 2016
Principal amount	$252,957	$252,957
Unamortized debt discount	(10,744)	(16,007)
Unamortized debt issuance costs	(1,348)	(2,062)
Net carrying amount of the liability component	$240,865	$234,888
Equity component, net of debt issuance costs	$42,518	$42,518

The unamortized debt discount and debt issuance costs amortize to interest expense using the effective interest method through March 2018.

We recognized the following amounts in interest expense in the condensed consolidated statement of income related to the 4.00% Debentures:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Interest expense at the contractual interest rate	$2,530	$2,530	$7,589	$7,590
Amortization of debt discount	$1,786	$1,663	$5,263	$4,900
Amortization of debt issuance costs	$238	$238	$714	$714

The effective interest rate on the 4.00% Debentures was 7.25% for the nine months ended October 31, 2016 and 2015.

Other Notes Payable
In February 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $3,188 was outstanding as of October 31, 2016. The note bears interest at a rate of 4.0% and is due in full on February 25, 2019.

In September 2015, we issued a subordinated note payable as part of a business combination. The principal amount of $2,000 was outstanding as of October 31, 2016. The note bears interest at a rate of 4.0% and is due in full on September 8, 2018.

7.    Commitments and Contingencies
Indemnifications
Our license and services agreements generally include a limited indemnification provision for claims from third parties relating to our IP. The indemnification is generally limited to the amount paid by the customer, a multiple of the amount paid by the customer, or a set cap. As of October 31, 2016, we were not aware of any material liabilities arising from these indemnification obligations.

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

In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in the U.S. District Court for the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent and Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys appealed the decisions by both the district court and the U.S. Patent and Trademark Office. The Court of Appeals for the Federal Circuit has unanimously confirmed the invalidity of all four Synopsys patents.

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

On October 10, 2014, the jury in our patent lawsuit filed in the U.S. District Court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36,000 as well as certain royalties. As of October 31, 2016, nothing has been included in our financial results for this award. Synopsys has filed an appeal, and is currently seeking to have the infringed claims invalidated by the U.S. Patent and Trademark Office.
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

8.    Stockholders' Equity
Dividends
The following table summarizes dividends declared since the beginning of fiscal year 2016:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
Fiscal Year 2017
11/22/2016	12/8/2016	1/3/2017	$0.055
8/18/2016	9/19/2016	9/30/2016	$0.055	$6,016
5/19/2016	6/10/2016	6/30/2016	$0.055	$5,886
3/3/2016	3/10/2016	3/31/2016	$0.055	$5,880
Fiscal Year 2016
11/19/2015	12/15/2015	1/4/2016	$0.055	$6,326
8/20/2015	9/10/2015	9/30/2015	$0.055	$6,491
5/22/2015	6/10/2015	6/30/2015	$0.055	$6,389
2/26/2015	3/10/2015	3/31/2015	$0.055	$6,383

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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recognized:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Cost of revenues	$785	$665	$2,277	$1,981
Operating expenses:
Research and development	4,708	4,095	13,598	12,213
Marketing and selling	2,911	2,468	8,612	7,314
General and administration	2,687	2,797	9,031	9,381
Equity plan-related compensation expense	$11,091	$10,025	$33,518	$30,889

10.    Net Income Per Share
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

The following provides the computation of basic and diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Net income attributable to Mentor Graphics shareholders	$41,762	$14,679	$31,763	$36,006
Adjustment to redemption value of noncontrolling interest with redemption feature	—	133	—	258
Adjusted net income attributable to Mentor Graphics shareholders, basic	41,762	14,812	31,763	36,264
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	519	—	—	519
Adjusted net income attributable to Mentor Graphics shareholders	$42,281	$14,812	$31,763	$36,783

Weighted average common shares used to calculate basic net income per share	108,887	117,759	108,442	116,787
Potentially dilutive common shares	5,225	2,382	2,489	5,176
Weighted average common and potentially dilutive common shares used to calculate diluted net income per share	114,112	120,141	110,931	121,963

Net income per share attributable to Mentor Graphics shareholders:
Basic net income per share	$0.38	$0.13	$0.29	$0.31
Diluted net income per share	$0.37	$0.12	$0.29	$0.30

We have adjusted the numerator of our basic and diluted net income per share calculation for the three and nine months ended October 31, 2015 for the adjustment of the noncontrolling interest with redemption feature to its calculated redemption value, recorded directly to retained earnings. The effect of the conversion of the 4.00% Debentures was dilutive for the three months ended October 31, 2016 and the nine months ended October 31, 2015. We assume that the excess of the value of the converted shares over the principal amount of the 4.00% Debentures will be settled in common stock for the purposes of calculating the dilutive effect of net income per share. We have adjusted the numerator of our diluted earnings per share calculation for the forfeited interest, net of tax, resulting from the assumed conversion.

The effect of the conversion of the 4.00% Debentures was anti-dilutive for the nine months ended October 31, 2016 and the three months ended October 31, 2015 and therefore excluded from the computation of diluted net income per share. The conversion feature of the 4.00% Debentures, which allows for settlement in cash or a combination of cash and common stock, is further described in Note 6. “Notes Payable.”

The following details the adjustments to net income excluded from the computation of diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Adjustment for convertible debt interest, net of tax to be forfeited upon conversion of 4.00% Debentures	$—	$519	$519	$—

The following details shares excluded from the computation of diluted net income per share:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Shares of common stock for restricted stock units	—	—	1,278	—
Shares of common stock for convertible debt	—	2,695	1,071	—
Total anti-dilutive shares excluded	—	2,695	2,349	—

The stock options and the 4.00% Debentures were determined to be anti-dilutive as a result of applying the treasury stock method.

11.    Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss, net of tax effects:

As of	October 31, 2016	January 31, 2016
Foreign currency translation adjustment	$(19,937)	$(21,013)
Unrealized loss on derivatives	(17)	(36)
Pension liability	(105)	(51)
Total accumulated other comprehensive loss	$(20,059)	$(21,100)

During the first nine months of fiscal years 2017 and 2016, there were no significant amounts reclassified to net income from accumulated other comprehensive loss related to foreign currency translation adjustment, cash flow hedges or pension plans.

12.    Special Charges
The following is a summary of the components of special charges:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Employee severance and related costs	$354	$3,485	$2,884	$14,188
Litigation costs	(19)	1,122	1,344	3,641
Voluntary early retirement program	—	(203)	—	25,232
Other costs, net	1,165	427	1,708	933
Total special charges	$1,500	$4,831	$5,936	$43,994

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 in which 110 employees elected to participate. The costs presented here are for severance benefits.

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

Approximately 87% of the employee severance and related costs for the nine months ended October 31, 2016 were paid during the period. We expect to pay the remainder during the fiscal year ending January 31, 2017. Substantially all of the employee severance and related costs for the nine months ended October 31, 2015 were paid during the fiscal year ending January 31, 2016. There were no significant modifications to the amount of those charges.

Litigation costs consist of professional service fees for services rendered, related to patent litigation involving us, EVE, and Synopsys regarding emulation technology.

Accrued special charges are included in accrued and other liabilities in the condensed consolidated balance sheets. The following table shows changes in accrued special charges during the nine months ended October 31, 2016:

	Accrued special charges as of	Charges during the nine months ended	Payments during the nine months ended	Accrued special charges as of
	January 31, 2016	October 31, 2016	October 31, 2016	October 31, 2016
Employee severance and related costs	$1,935	$2,884	$(4,232)	$587
Litigation costs	311	1,344	(1,152)	503
Other costs, net	760	1,708	(2,069)	399
Total accrued special charges	$3,006	$5,936	$(7,453)	$1,489

13.    Income Taxes
The provision for income taxes was as follows:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Income tax expense	$9,677	$7,204	$5,560	$9,763
Effective tax rate	18.8%	34.2%	14.9%	22.3%
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

Our effective tax rate is 14.9% for the nine months ended October 31, 2016, after the inclusion of $(1,532) in net favorable period specific items. For our full fiscal year forecast, we project an 18.0% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2016. Our projected rate for the full fiscal year differs from tax computed at the U.S. federal statutory rate of 35.0% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards, foreign tax credit carryforwards, and research and experimentation credit carryforwards for which no tax benefit has been recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations;

•	Net increase in liabilities for uncertain tax positions; and

•	Withholding taxes.
Actual results may differ significantly from our current projections. Further, our effective tax rate could fluctuate considerably on a quarterly basis and could be significantly affected to the extent our actual mix of earnings among individual jurisdictions is different than our expectations.

We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities. In addition, we record deferred tax assets for net operating loss carryforwards and tax credit carryforwards. We calculate the deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. We have determined that it is uncertain whether our U.S. entity will generate sufficient taxable income to fully utilize tax credit carryforwards and certain net operating losses. Accordingly, we recorded a valuation allowance against those deferred tax assets for which realization does not meet the more likely than not standard. We have established valuation allowances related to certain foreign deferred tax assets based on limitations on the utilization of such deferred tax assets in certain jurisdictions. We will continue to evaluate the realizability of the deferred tax assets on a periodic basis.

As of October 31, 2016, we had a liability of $25,296 for income taxes associated with uncertain income tax positions. Of this liability, $5,339 was classified as short-term liabilities in income taxes payable in our condensed consolidated balance sheet as we generally anticipate the settlement of such liabilities will require payment of cash within the next twelve months. The remaining $19,957 of income tax associated with uncertain tax positions was classified as long-term liabilities. Certain liabilities may result in the reduction of deferred tax assets rather than settlement in cash. We are not able to reasonably estimate the timing of any cash payments required to settle the long-term liabilities and do not believe that the ultimate settlement of these liabilities will materially affect our liquidity.

14.    Supplemental Cash Flow Information
The following provides information concerning supplemental disclosures of cash flow activities:

	Nine months ended October 31,
	2016	2015
Cash paid, net for:
Interest	$12,535	$11,497
Income taxes	$10,170	$10,426

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

We eliminate all intercompany revenues in computing revenues by geographic regions. Revenues related to operations in the geographic regions were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Revenues:
United States	$139,251	$115,984	$328,931	$360,773
Europe	63,065	65,645	165,529	181,484
Japan	21,651	32,947	83,163	69,888
Pacific Rim	94,183	72,186	217,292	219,773
Other	4,366	3,754	9,584	11,803
Total revenues	$322,516	$290,516	$804,499	$843,721

For the three months ended October 31, 2016, one customer accounted for approximately 10.0% of our total revenues. For the three months ended October 31, 2015, no customer accounted for 10.0% or more of our total revenues. For the nine months ended October 31, 2016, no customer accounted for 10.0% or more of our total revenues. For the nine months ended October 31, 2015, one customer accounted for approximately 10.0% of our total revenues.

16.    Subsequent Events
On November 12, 2016, we entered into a definitive agreement to be acquired by Siemens Industry, Inc. (Siemens) and Meadowlark Subsidiary Corporation, a wholly-owned subsidiary of Siemens. The transaction is valued at $37.25 per share in cash, or approximately $4.5 billion, and has been approved by our Board of Directors. The closing of the transaction is subject to approval by the affirmative vote of the holders of at least a majority of the outstanding shares of Mentor Graphics common stock. The closing of the transaction is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; receipt of clearance from the Committee on Foreign Investment in the U.S. and other specified regulatory approvals; the accuracy of representations and warranties contained in the agreement. We are also subject to compliance with covenants and agreements contained in the agreement, including a restriction on the amount we can borrow of no more than $10,000 in each fiscal quarter and a prohibition on the repurchase of common stock. The closing of the transaction is not subject to a financing condition and is expected to occur in 2017.

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

Ten accounts make up approximately 50% of our receivables as of October 31, 2016, including both short and long-term balances. We have not experienced and do not presently expect to experience collection issues with these customers.

Net of reserves, we have no receivables greater than 30 days past due (net of cash based revenue invoices), and continue to experience no difficulty in factoring our high quality receivables.

Bad debt expense recorded for the first nine months of fiscal year 2017 was not material. However, we do have exposures within our receivables portfolio to customers with weak credit ratings. These receivable balances could have a material adverse effect on earnings in any given quarter, should significant additional allowances for doubtful accounts be necessary. However, as discussed in Note 4. “Term Receivables and Trade Accounts Receivable” in Part I, Item 1. “Financial Statements”, we regularly evaluate the collectibility of our trade accounts receivable and record specific and general reserves for bad debt as necessary.

Bookings during the first nine months of fiscal year 2017 increased approximately 15% compared to the first nine months of fiscal year 2016 primarily due to the timing of term license contract renewals. Bookings are the value of executed orders during a period for which revenue has been or will be recognized within six months for software products and emulation hardware systems, and within twelve months for professional services and training. Ten customers accounted for approximately 45% of total bookings for the first nine months of fiscal year 2017 compared to 40% for the first nine months of fiscal year 2016. The number of new customers during the first nine months of fiscal year 2017 were approximately the same as the first nine months of fiscal year 2016.

Product Development
During the first nine months of fiscal year 2017, we continued to execute our strategy of focusing on technical challenges encountered by customers, as well as building upon our well-established product families. We believe that customers, faced with leading-edge design challenges in creating new products, generally choose the best EDA products in each category to build their design environment. Through both internal development and strategic acquisitions, we have focused on areas where we believe we can build a leading market position or extend an existing leading market position.

We believe that the development and commercialization of EDA software tools is generally a three to five year process with limited customer adoption and sales in the first years of tool availability. Once tools are adopted, however, their life spans tend to be long. During the first nine months of fiscal year 2017, we introduced both new products and upgrades to existing products.

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

RESULTS OF OPERATIONS
Revenues and Gross Profit

	Three months ended October 31,			Nine months ended October 31,
	2016	Change	2015	2016	Change	2015
System and software revenues	$198.6	18%	$168.7	$439.1	(10)%	$486.8
System and software gross profit	$183.1	17%	$157.0	$396.3	(11)%	$444.9
Gross profit percent	92%		93%	90%		91%
Service and support revenues	$123.9	2%	$121.8	$365.4	2%	$356.9
Service and support gross profit	$88.2	2%	$86.6	$264.5	3%	$256.6
Gross profit percent	71%		71%	72%		72%
Total revenues	$322.5	11%	$290.5	$804.5	(5)%	$843.7
Total gross profit	$271.3	11%	$243.6	$660.8	(6)%	$701.5
Gross profit percent	84%		84%	82%		83%

System and Software

	Three months ended October 31,			Nine months ended October 31,
	2016	Change	2015	2016	Change	2015
Upfront license revenues	$172.6	21%	$142.8	$356.8	(11)%	$399.4
Ratable license revenues	26.0	—%	25.9	82.3	(6)%	87.4
Total system and software revenues	$198.6	18%	$168.7	$439.1	(10)%	$486.8

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

Ten customers accounted for approximately 65% of system and software revenues for the three months ended October 31, 2016 and 40% for the nine months ended October 31, 2016 compared to approximately 60% for the three months ended October 31, 2015 and 45% for the nine months ended October 31, 2015.

System and software revenues increased $29.9 for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The effect of acquisitions completed in fiscal years 2017 and 2016 on system and software revenues for the three months ended October 31, 2016 was not material. The increase in software license revenues was primarily due to the timing of contract renewals and additional business with existing customers.

System and software revenues decreased $47.7 for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The effect of acquisitions completed in fiscal years 2017 and 2016 on fiscal year 2017 system and software revenues was $0.9, which is a $5.5 decrease in system and software revenues from acquisitions compared to the nine months ended October 31, 2015. Software license revenues decreased $32.1 driven by the timing of contract renewals, with the remaining decrease primarily due to a first quarter decrease in sales of emulation hardware systems.

For the three months ended October 31, 2016, one customer accounted for 10% of total revenues. For the nine months ended October 31, 2016, no single customer accounted for 10% or more of total revenues. For the three months ended October 31, 2015, no single customer accounted for 10% or more of total revenues. For the nine months ended October 31, 2015, one customer accounted for 10% of total revenues.

Service and Support
We derive service and support revenues from software and hardware post-contract maintenance or support services and professional services, which includes consulting, training, and other services. Professional services are lower margin offerings which are staffed according to fluctuations in demand. Support services operate under a less variable cost structure.

Service and support revenues increased $2.1 for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to an increase in consulting and training revenues due to increased customer demand for services.

Service and support revenues increased $8.5 for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The effect of acquisitions completed in fiscal years 2017 and 2016 on service and support revenues for the nine months ended October 31, 2016 was $0.6, which is a $9.8 decrease in service and support revenues from acquisitions compared to the nine months ended October 31, 2015. This decrease was offset by a $12.8 increase in consulting and training revenues due to increased customer demand for services and a $5.1 increase in support revenues resulting from an increase in our installed base.

Geographic Revenues Information
Revenues by Geography

	Three months ended October 31,			Nine months ended October 31,
	2016	Change	2015	2016	Change	2015
North America	$143.5	20%	$119.7	$338.5	(9)%	$372.6
Europe	63.1	(4)%	65.6	165.5	(9)%	181.4
Japan	21.7	(34)%	33.0	83.2	19%	69.9
Pacific Rim	94.2	30%	72.2	217.3	(1)%	219.8
Total revenues	$322.5	11%	$290.5	$804.5	(5)%	$843.7

The increase in revenues in North America and Pacific Rim and the decrease in revenues in Japan for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 were primarily due to the timing of contract renewals. The decrease in revenues in North America for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 were primarily due to the timing of contract renewals.

We recognize additional revenues in periods when the U.S. dollar weakens in value against foreign currencies. Conversely, we recognize lower revenues in periods when the U.S. dollar strengthens in value against foreign currencies. For the three months ended October 31, 2016, approximately 30% of European and approximately 85% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. For the nine months ended October 31, 2016, approximately 35% of European and approximately 85% of Japanese revenues were subject to exchange rate fluctuations as they were booked in local currencies. Foreign currency had an immaterial impact on revenues for the three and nine months ended October 31, 2016 compared to the three and nine months ended October 31, 2015.

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

Revenues by Category
We segregate revenues into five categories of similar products and services. Each category includes both product and related support revenues. Revenues for each category as a percent of total revenues are as follows (percentages rounded to the nearest 5%):

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Revenues:
IC Design to Silicon	45%	40%	40%	40%
Scalable Verification	20%	25%	25%	25%
Integrated Systems Design	20%	20%	20%	20%
New and Emerging Markets	5%	5%	5%	5%
Services and Other	10%	10%	10%	10%
Total revenues	100%	100%	100%	100%

Operating Expenses

	Three months ended October 31,			Nine months ended October 31,
	2016	Change	2015	2016	Change	2015
Research and development	$101.0	1%	$99.6	$285.5	3%	$278.2
Marketing and selling	91.6	(2)%	93.2	259.8	(1)%	262.9
General and administration	20.0	2%	19.7	56.8	1%	56.3
Equity in earnings of Frontline	(0.6)	(67)%	(1.8)	(2.3)	(43)%	(4.0)
Amortization of intangible assets	1.5	(38)%	2.4	4.6	(32)%	6.8
Special charges	1.5	(69)%	4.8	5.9	(87)%	44.0
Total operating expenses	$215.0	(1)%	$217.9	$610.3	(5)%	$644.2

Selected Operating Expenses as a Percentage of Total Revenues

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Research and development	31%	34%	36%	33%
Marketing and selling	29%	32%	32%	31%
General and administration	6%	7%	7%	7%
Total selected operating expenses	66%	73%	75%	71%

We incur a substantial portion of our operating expenses outside the U.S. in various foreign currencies. We recognize additional operating expense in periods when the U.S. dollar weakens in value against foreign currencies and lower operating expenses in periods when the U.S. dollar strengthens in value against foreign currencies. We experienced favorable currency movements in total operating expenses of approximately $0.3 for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, and approximately $3.9 for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015, primarily due to movements in the British pound, Indian rupee, and Chinese yuan, offset in part by unfavorable movements in the Japanese yen. The impact of these currency movements is reflected in the changes in operating expenses detailed below.

Research and Development
Research and development expenses increased by $1.4 for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 and $7.3 for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Nine Months Ended
Salaries, variable compensation, and benefits expenses	$1.7	$6.8
Supplies and equipment	0.4	2.2
Expenses associated with acquired businesses	0.5	1.7
Stock compensation	0.6	1.4
Professional services	(0.7)	(1.3)
Other expenses	(1.1)	(3.5)
Total change in research and development expenses	$1.4	$7.3

Marketing and Selling
Marketing and selling expenses decreased by $(1.6) for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 and $(3.1) for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Nine Months Ended
Salaries, variable compensation, and benefits expenses	$3.7	$5.3
Emulation demonstration inventory amortization	(2.7)	(4.8)
Stock compensation	0.4	1.3
Other expenses	(3.0)	(4.9)
Total change in marketing and selling expenses	$(1.6)	$(3.1)

General and Administration
General and administration expenses increased by $0.3 for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 and $0.5 for the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The components of these changes are summarized as follows:

	Change
	Three Months Ended	Nine Months Ended
Professional services	$1.0	$1.5
Salaries, variable compensation, and benefits expenses	0.3	1.3
Other expenses	(1.0)	(2.3)
Total change in general and administration expenses	$0.3	$0.5

Special Charges

	Three months ended October 31,			Nine months ended October 31,
	2016	Change	2015	2016	Change	2015
Employee severance and related costs	$0.3	(91)%	$3.5	$2.9	(80)%	$14.2
Litigation costs	—	(100)%	1.1	1.3	(65)%	3.7
Voluntary early retirement program	—	(100)%	(0.2)	—	(100)%	25.2
Other costs, net	1.2	200%	0.4	1.7	89%	0.9
Total special charges	$1.5	(69)%	$4.8	$5.9	(87)%	$44.0

Special charges generally include expenses incurred related to employee severance, certain litigation costs, acquisitions, excess facility costs, and asset related charges.

We offered the voluntary early retirement program in North America during the three months ended April 30, 2015 in which 110 employees elected to participate. The costs presented here are for severance benefits.

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

Provision for Income Taxes

	Three months ended October 31,			Nine months ended October 31,
	2016	Change	2015	2016	Change	2015
Income tax expense	$9.7	35%	$7.2	$5.6	(43)%	$9.8

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

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Effective tax rate	19%	34%	15%	22%
Net period specific items expense (benefit)	$—	$1.3	$(1.5)	$(0.3)
Effective tax rate without period specific items	19%	28%	19%	23%

For the nine months ended October 31, 2016, we have a 15% effective tax rate with period specific items. This current period effective tax rate differs from our effective tax rate for the nine months ended October 31, 2015 due to favorable period specific items generally increasing the tax rate in periods with losses and reducing the effective tax rate in periods with profit, as well as the variability in the mix of profits and losses earned in various tax jurisdictions with a broad range of income tax rates.

For our full fiscal year forecast, we have projected an 18% effective tax rate. This rate is inclusive of period specific items recognized through October 31, 2016. Our projected rate differs from tax computed at the U.S. federal statutory rate of 35% primarily due to:

•	The benefit of lower tax rates on earnings of foreign subsidiaries; and

•	Forecasted utilization of net operating loss carryforwards, foreign tax credit carryforwards, and research and experimentation credit carryforwards for which no tax benefit has been recognized.
These differences are partially offset by:

•	Provision of U.S. income tax on non-permanently reinvested foreign subsidiary earnings to account for the impact of future repatriations;

•	Net increase in liabilities for uncertain tax positions; and

•	Withholding taxes.

We adopted a new accounting standard related to the accounting for stock-based compensation during the nine months ended October 31, 2016 that required all income tax effects of stock-based awards to be recognized in our condensed consolidated statement of operations as the awards vest or are settled.  For further discussion regarding new accounting standards, see Note 2. “Recent Accounting Pronouncements” in Part I, Item 1. “Financial Statements.”

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries to the extent they are considered permanently reinvested outside the U.S. Where the earnings of our foreign subsidiaries are not treated as permanently reinvested, we have accrued for U.S. income taxes on those earnings in our tax provision.

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations varies from jurisdiction to jurisdiction. In some cases, it may be extended or be unlimited. Furthermore, net operating loss and tax credit carryforwards may be subject to adjustment after the expiration of the statute of limitations of the year such net operating losses and tax credits originated. Our larger jurisdictions generally provide for a statute of limitations from three to five years. For U.S. federal income tax purposes, the tax years which remain open for examination are fiscal years 2014 and forward, although net operating loss and tax credit carryforwards from all years are subject to examination and adjustment for three years following the year in which they were utilized. We are currently under examination in various jurisdictions. The examinations are in different stages and timing of their resolution is difficult to predict. The statute of limitations remains open for years on or after fiscal year 2012 in Ireland and Israel, fiscal year 2011 in Japan, fiscal year 2013 in France, and fiscal year 2009 in India. However, in France and India, the statute of limitations has been extended two years and seven years, respectively, due to open audit processes.

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

Our tax position in the U.S. could be impacted by the U.S. Tax Court opinion issued on July 27, 2015 in Altera Corp. v. Commissioner which invalidates part of a Treasury Regulation requiring stock based compensation to be included in any qualified intercompany cost sharing arrangement. For the nine months ended October 31, 2016, no impact has been recorded due to the uncertainties with respect to the ultimate resolution of this case. This case has been appealed to the U.S. Court of Appeals. We are in the process of determining the impact, if any, the Altera ongoing dispute would have on our financial statements in future periods should there be a resolution of the Altera judicial process.

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

We currently have access to sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings for use in U.S. operations. As of October 31, 2016, we have cash totaling $235.4 held by our foreign subsidiaries. A significant portion of our cash held by our foreign subsidiaries is accessible without a significant cash tax cost as the repatriation of foreign earnings will be sheltered from U.S. federal tax by tax credits. To the extent our foreign earnings are not permanently reinvested, we have provided for the tax consequences that would ensue upon their repatriation. In the event funds which are treated as permanently reinvested are repatriated, we will be required to accrue and pay additional taxes to repatriate these funds.

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

Cash Flow Information

	Nine months ended October 31,
	2016	2015
Cash provided by operating activities	$143.7	$122.3
Cash used in investing activities	$(55.3)	$(38.0)
Cash used in financing activities	$(163.3)	$(34.6)

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

As of	October 31, 2016	January 31, 2016
Trade accounts receivable, net	$429.5	$493.2
Term receivables, short-term (included in trade accounts receivable on the balance sheet)	$304.1	$317.2
Term receivables, long-term	$251.4	$268.7
Average days sales outstanding, including the short-term portion of term receivables	120	132
Average days sales outstanding in trade accounts receivable, excluding the short-term portion of term receivables	35	47

The decrease in the average days sales outstanding, including the short-term portion of term receivables, as of October 31, 2016 was primarily due to a decrease in accounts receivable in the third quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016. The decrease in the average days sales outstanding, excluding the short-term portion of term receivables, as of October 31, 2016 was primarily due to a decrease in accounts receivable in the third quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016.

Term receivables are attributable to multi-year term license sales agreements. We include amounts for term agreements that are due within one year in trade accounts receivable, net, on our balance sheet and balances that are due in more than one year in term receivables, long-term. We use term agreements as a standard business practice and have a history of successfully collecting under the original payment terms without making concessions on payments, products, or services. Total term receivables were $555.5 as of October 31, 2016 compared to $585.8 as of January 31, 2016.

We enter into agreements to sell qualifying accounts receivable from time to time to certain financing institutions on a non-recourse basis. We received net proceeds from the sale of receivables of $45.1 for the nine months ended October 31, 2016 compared to $42.0 for the nine months ended October 31, 2015. We continue to have no difficulty in factoring receivables and continue to evaluate the economics of the sale of accounts receivable. We have not set a target for the sale of accounts receivables for the remainder of fiscal year 2017.

Accrued Payroll and Related Liabilities

As of	October 31, 2016	January 31, 2016
Accrued payroll and related liabilities	$68.2	$73.4

The decrease in accrued payroll and related liabilities as of October 31, 2016 compared to January 31, 2016 was primarily due to incentive payments made during fiscal year 2017 on fiscal year 2016 year-end accruals. We generally experience higher accrued payroll and related liability balances at year-end primarily due to increased commission accruals associated with an increase in revenues in the fourth quarter. Additionally, we generally experience an increase in variable compensation at year-end due to the full year achievement of results.

Investing Activities
Cash used in investing activities for the nine months ended October 31, 2016 primarily consisted of cash paid for capital expenditures and business acquisitions.

Expenditures for property, plant, and equipment were $43.6 for the nine months ended October 31, 2016 compared to $28.3 for the nine months ended October 31, 2015. The expenditures for property, plant, and equipment for the nine months ended October 31, 2016 were primarily a result of spending on information technology and infrastructure improvements within facilities. We expect total capital expenditures for property, plant, and equipment for fiscal year 2017 to be approximately $73.0. We plan to finance these capital expenditures using cash on hand.

During the nine months ended October 31, 2016, we had $11.8 of expenditures for acquisitions of businesses and equity interests, compared to $11.7 during the nine months ended October 31, 2015. We plan to finance future business acquisitions through cash and possible common stock issuances. The cash expected to be utilized includes cash on hand, cash generated from operating activities, and borrowings on our revolving credit facility.

Financing Activities
For the nine months ended October 31, 2016, cash used in financing activities consisted primarily of the repurchase of common stock, the payment of dividends, a net decrease in short-term borrowings, repayments on the revolving credit facility, and payments related to tax withholding on vesting of share base awards partially offset by proceeds received from the employee stock purchase plan (ESPP) purchase and exercises of stock options.

During the nine months ended October 31, 2016, we paid quarterly dividends of $0.055 per share of outstanding common stock for a total of $17.8. On November 22, 2016, we announced a quarterly dividend of $0.055 per share of outstanding common stock, payable on January 3, 2017 to shareholders of record as of the close of business on December 8, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the quarterly determination of our Board of Directors.

We currently have a share repurchase program, approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock. We did not repurchase any shares of common stock under the repurchase program during the nine months ended October 31, 2016. During the nine months ended October 31, 2015 we repurchased 0.4 shares of common stock for $10.0. As of October 31, 2016, $90.0 remained available for purchase under the program. During the nine months ended October 31, 2016, we repurchased 8.1 shares of common stock for $146.1 in a single transaction that was not part of our repurchase program.

The terms of our revolving credit facility limit the combination of the amount of our common stock we can repurchase and the amount of dividends we can pay over the term of the facility to $200.0 plus 70% of our cumulative consolidated net income (loss) for periods after February 1, 2016. An additional $58.4 is available for common stock purchases or dividend payments under this limit as of October 31, 2016.

During the nine months ended October 31, 2016 we paid $5.0 on our revolving credit facility. Repayments of other borrowings during the nine months ended October 31, 2016 consisted of deferred payments for consideration related to prior year acquisitions.

Other Factors Affecting Liquidity and Capital Resources
4.00% Convertible Subordinated Debentures due 2031
In April 2011, we issued $253.0 of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures). Interest on the 4.00% Debentures is payable semi-annually in April and October.

Each one thousand dollars in principal amount of the 4.00% Debentures is currently convertible, under certain circumstances, into 50.4551 shares of our common stock (equivalent to a conversion price of $19.82 per share). The events that permit conversion are described in Note 6. “Notes Payable” in Part I, Item 1. “Financial Statements.”

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

During the fiscal quarter ended October 31, 2016, the market price of our common stock exceeded 120% of the conversion price for at least 20 of the last 30 trading days of the period. Accordingly, the 4.00% Debentures are convertible at the option of the holders through January 31, 2017. Therefore, the carrying value of the 4.00% Debentures is classified as a current liability. Additionally, the excess of the principal amount over the carrying amount of the 4.00% Debentures is reclassified from permanent equity to temporary equity in our condensed consolidated balance sheet as of October 31, 2016. If the market price of our common stock does not exceed 120% of the conversion price for at least 20 of the last 30 trading days for the fiscal quarter ended January 31, 2017, the 4.00% Debentures will be reclassified as a long-term liability and the temporary equity will be reclassified to permanent equity in our consolidated balance sheet.

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

We had borrowings of $20.0 against the revolving credit facility as of October 31, 2016 compared to $25.0 of borrowings as of January 31, 2016.

This revolving credit facility contains certain financial and other covenants, including a limit on the aggregate amount we can pay for dividends and repurchases of our stock over the term of the facility.

We were in compliance with all financial covenants as of October 31, 2016. If we fail to comply with the financial covenants and do not obtain a waiver from our lenders, we would be in default under the revolving credit facility and our lenders could terminate the facility and demand immediate repayment of all outstanding loans under the revolving credit facility.

For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

OUTLOOK FOR FISCAL YEAR 2017
On November 12, 2016, we entered into a definitive agreement to be acquired by Siemens Industry, Inc. (Siemens) and Meadowlark Subsidiary Corporation, a wholly-owned subsidiary of Siemens. As a result of the acquisition announcement, we will not provide an outlook for future financial results and have withdrawn all previously issued financial guidance.

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

The table below presents the carrying amount and related weighted-average fixed interest rates for our investment portfolio. The carrying amount approximates fair value as of October 31, 2016.

Principal (notional) amounts in United States dollars	Carrying Amount	Average Fixed Interest Rate
Cash equivalents - fixed rate	$151.0	0.52%

We have convertible subordinated debentures with a principal balance of $253.0 outstanding with a fixed interest rate of 4.00% as of October 31, 2016 and October 31, 2015. Generally, interest rate changes for fixed rate debt affect the fair value of the debt but do not affect future earnings or cash flow.

We have a syndicated, senior, unsecured, revolving credit facility, which expires on January 9, 2020. Borrowings under the revolving credit facility are permitted to a maximum of $125.0. Our interest rate on the facility is variable. Because the interest rate is variable, our interest expense associated with borrowings under this revolving credit facility will vary with market interest rates. As of October 31, 2016 we had an outstanding balance of $20.0 against this revolving credit facility compared to no outstanding balance as of October 31, 2015. Generally, interest rate changes for variable interest rate debt do not affect fair value, but do affect future earnings and cash flow. For further information on our revolving credit facility, see Note 5. “Short-Term Borrowings” in Part I, Item 1. “Financial Statements.”

We had other short-term borrowings of $1.0 outstanding as of October 31, 2016 and October 31, 2015 with variable rates based on market indexes.

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

We enter into foreign currency forward contracts to protect against currency exchange risk associated with expected future cash flows. Our practice is to hedge a majority of our existing material foreign currency transaction exposures, which generally represent the excess of expected euro denominated expenses over expected euro denominated revenues, and the excess of expected Japanese yen denominated revenues over expected Japanese yen denominated expenses. We also enter into foreign currency forward contracts to protect against currency exchange risk associated with existing monetary assets and liabilities.

The following table provides volume information about our foreign currency forward program. The information is provided in United States dollar equivalent amounts. The table presents the gross notional amounts at contract exchange rates and the weighted average contractual foreign currency exchange rates. These forward contracts mature within the next twelve months.

As of	October 31, 2016		January 31, 2016
	Gross Notional Amount	Weighted Average Contract Rate	Gross Notional Amount	Weighted Average Contract Rate
Forward Contracts:
Euro	$44.6	0.91	$41.5	0.92
Japanese yen	35.2	104.45	28.6	118.09
Indian rupee	20.4	67.03	31.6	67.96
Israeli shekel	11.1	3.82	19.3	3.95
Other (1)	37.8	—	52.3	—
Total forward contracts	$149.1		$173.3

(1)
Other includes the Canadian dollar, British pound, Chinese yuan, Swiss franc, Armenian dram, Polish zloty, Danish krone, Russian ruble, Norwegian krone, Korean won, Taiwan dollar, Hungarian forint, Chilean peso, Romanian new leu, Singapore dollar, Swedish krona.

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

(2) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Synopsys, Inc. and Emulation and Verification Engineering S.A. and EVE-USA, Inc.
In December 2012, Synopsys, Inc. (Synopsys) filed a lawsuit claiming patent infringement against us in the United States (U.S.) District Court for the Northern District of California, alleging that our Veloce® family of products infringed four Synopsys U.S. patents. In January 2015, the court issued a summary judgment order in our favor invalidating all asserted claims of three of the Synopsys patents. In June 2015, the U.S. Patent and Trademark Office ruled that claims of the remaining patent asserted against us by Synopsys are unpatentable. This case is no longer on the court’s docket for trial. Synopsys appealed the decisions by both the district court and the U.S. Patent and Trademark Office. The Court of Appeals for the Federal Circuit has unanimously confirmed the invalidity of all four Synopsys patents.

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

On October 10, 2014, the jury in our patent lawsuit filed in the U.S. District Court for the District of Oregon found that one of our patents - U.S. Patent No. 6,240,376 - was infringed by EVE and Synopsys. As part of the verdict, the jury awarded us damages of approximately $36 million as well as certain royalties. As of October 31, 2016 nothing has been included in our financial results for this award. Synopsys has filed an appeal, and is currently seeking to have the infringed claims invalidated by the U.S. Patent and Trademark Office.
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
The forward-looking statements contained in this report that are not statements of historical fact including without limitation statements containing the words “believes,” “expects,” “projections,” and words of similar meaning, constitute forward-looking statements that involve a number of risks and uncertainties that are difficult to predict. Moreover, from time to time, we may issue other forward-looking statements. Forward-looking statements regarding financial performance in future periods, do not reflect potential impacts of mergers or acquisitions or other significant transactions or events that have not been announced as of the time the statements are made. Actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. We disclaim any obligation to update forward-looking statements to reflect future events or revised expectations. Our business faces many risks, and set forth below are some of the factors that could cause actual results to differ materially from the results expressed or implied by our forward-looking statements. Forward-looking statements should be considered in light of these factors.
The announcement and pendency of our agreement to be acquired by United States-based entities affiliated with Siemens AG could adversely affect our business.
On November 14, 2016, we announced that we had entered into a definitive agreement for United States (U.S.)-based entities affiliated with Siemens AG (“Siemens”) to acquire us. Uncertainty about the effect of the proposed transaction on our customers, employees and other parties may adversely affect our business. Customers may refrain from doing business with us or delay placing orders because of uncertainty, which could adversely affect our business, results of operations and financial condition. Our employees may experience uncertainty about their roles or seniority following the transaction. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the transaction and related transactions, including with respect to current or future business relationships with us.
The failure to complete the sale to entities affiliated with Siemens could adversely affect our business.
Completion of the sale is subject to conditions, which may or may not be within our control, that may prevent, delay, or otherwise adversely affect its completion. The consummation of the transaction is conditioned on (1) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust laws, as well as the Committee on Foreign Investment in the U.S.; (2) the accuracy of the representations and warranties and compliance with the covenants contained in the definitive agreement; and (3) other customary conditions. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the definitive agreement may be terminated. If the proposed sale or a similar transaction is not completed, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the definitive agreement, we may be required to pay a termination fee of $134.45 million to Siemens. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.
While the acquisition by Siemens is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.
The definitive agreement for our acquisition includes restrictions on the conduct of our business prior to the completion of the transaction, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Siemens’s prior written consent. We may find that these and other contractual arrangements in the definitive agreement may delay, prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. In connection with the pending transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.
Weakness in the United States and international economies may harm our business.
Our revenue levels are generally dependent on the level of technology capital spending, which includes worldwide expenditures for electronic design automation (EDA) software, hardware, and consulting services. Periods of economic uncertainty arising out of concerns such as weakness in the European Union relating to debt issues or political instability, slowing growth in China, and the continuing weakness of the Japanese economy can adversely affect our customers. In addition, an unusual consolidation has been occurring in the semiconductor industry worldwide. As a result, customers may postpone decisions to license or purchase our products, reduce their spending, or be less able or willing to fulfill payment obligations, any of which could adversely affect our business. In addition, significant customer payment defaults or bankruptcies could materially harm our business.
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
Like many industries, the semiconductor and electronics industries are subject to mergers, acquisitions and divestitures, and our customers or parts of their business may acquire or be acquired by other customers. Merger and acquisition activity in the semiconductor industry was unusually strong during 2015 and remained strong through the first half of 2016. This activity appears to be the result of semiconductor companies, experiencing slower sales in their existing market segments, desiring to broaden the scope of their businesses and to spread the rising costs of product development and use of advanced technologies across a larger organization. Increasing consolidation could result in fewer customers in these industries or the loss of some customers to competitors, or reduced customer spending on software and services due to redundancies or stronger customer negotiating power, which could have an adverse effect on our business and future revenues.
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
We have experienced, and may continue to experience, varied quarterly operating results. Various factors affect our quarterly operating results and some of these are not within our control, including customer demand and the timing of significant orders. We typically experience seasonality in demand for our products due to the purchasing cycles of our customers, with revenues in the fourth quarter generally being the highest. If planned contract renewals are delayed or the average size of renewed contracts is smaller than we anticipate, we could fail to meet our own and investors’ expectations, which could have a material adverse impact on our business and stock price.

Our revenues are also affected by the mix of transaction types in which we recognize revenues in different ways as required by accounting rules: as payments become due and payable, on a cash basis, ratably over the license term, or at the beginning of the license term. A shift in the license mix toward increased ratable, due and payable, and/or cash-based revenue recognition could result in increased deferral of revenues to future periods and would decrease current revenues, which could result in not meeting our near-term revenue expectations.
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
We typically generate more than half of our revenues from customers outside the U.S. and we generate approximately 40% of our expenses outside the U.S. While most of our international sales are denominated in U.S. dollars, our international operating expenses are typically denominated in foreign currencies. Significant changes in currency exchange rates, particularly in the Japanese yen and the euro, could have an adverse impact on our operating results.

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
Integrated circuit, printed circuit board and systems technology evolves rapidly.
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
Our products have long sales cycles. A lengthy customer evaluation and approval process is generally required due to the complexity and expense associated with our products and services. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenues and may prevent us from pursuing other opportunities. Purchases of our products and services are sometimes discretionary and may be delayed if customers postpone approval or commencement of projects due to budgetary constraints, internal acceptance review procedures, timing of budget cycles, or timing of competitive evaluation processes. Long sales cycles for our hardware products may subject us to risks over which we have limited control, including insufficient, excess, or obsolete inventory, variations in inventory valuation, and fluctuations in quarterly operating results.
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
The Securities and Exchange Commission (SEC) has adopted disclosure rules for companies that use conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold) in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These requirements could affect the sourcing, availability, and pricing of materials used in our hardware products as well as the companies we use to manufacture our products and their components. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot provide assurance that we will be able to obtain products in sufficient quantities or at competitive prices. The costs of complying with these rules could adversely affect our current or future business.
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
We have acquired numerous businesses and are frequently in discussions with potential acquisition candidates, and we may acquire other businesses in the future. While we generally analyze potential transactions before committing to them, we cannot provide assurance that any completed transaction will result in long-term benefits to us or our shareholders or that we will be able to manage the acquired businesses effectively. In addition, growth through acquisition involves a number of risks. If any of the following events occurs after we acquire another business, it could materially adversely impact us:

•	Difficulties in combining previously separate businesses into a single unit;

•	The substantial diversion of management’s attention from ongoing business when integrating the acquired business;

•	The failure to realize anticipated benefits, such as cost savings and increases in revenues;

•	The failure to retain key personnel of the acquired business;

•	Difficulties related to assimilating the products and services of an acquired business in, for example, distribution, engineering, and customer support areas;

•	Unanticipated costs;

•	Unanticipated liabilities or litigation in connection with or as a result of an acquisition, including claims from terminated employees, customers, or third parties;

•	Adverse impacts on existing relationships with suppliers and customers; and

•	Failure to understand and compete effectively in markets in which we have limited experience.
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
As of October 31, 2016, we had $279.6 million of outstanding indebtedness, which includes principal of $253.0 million of 4.00% Convertible Subordinated Debentures due 2031 (4.00% Debentures), $5.2 million in other notes payable, and $21.4 million in short-term borrowings. This level of indebtedness among other things could:

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
Our 4.00% Debentures are convertible under certain circumstances at a conversion price as of October 31, 2016 of $19.82 per share (as adjusted for the effect of cash dividends and other applicable items). These circumstances include the market price of our common stock exceeding 120% of the conversion price, or $23.78 per share as of October 31, 2016, for at least 20 of the last 30 trading days of the previous fiscal quarter. The 4.00% Debentures are currently convertible. If any of the holders elect to convert their debentures, we are required to pay cash for at least the principal amount of any converted debentures and cash or shares for the excess of the value of the converted shares over the principal amount. If holders of a significant amount of our 4.00% Debentures elect to convert, we could have difficulty paying the amount due upon conversion, which would have a material adverse impact on our liquidity and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock by us during the three months ended October 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
August 1 - August 31, 2016	—	$—	—	$90,000,045
September 1 - September 30, 2016	—	$—	—	$90,000,045
October 1 - October 31, 2016	—	$—	—	$90,000,045
	—	$—	—

On June 12, 2014, we announced a share repurchase program approved by our Board of Directors, authorizing the repurchase of up to $200 million of our common stock over a three-year period. The repurchase that occurred in February 2016 was a single transaction that was excluded from our share repurchase program.

Item 6.	Exhibits

2.A
Agreement and Plan of Merger dated as of November 12, 2016 among Siemens Industry, Inc., Meadowlark Subsidiary Corporation and Mentor Graphics Corporation. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 14, 2016.

10.A
Form of Performance-Based Restricted Stock Unit Award Agreement Terms and Conditions containing standard terms of performance-based restricted stock units granted to executive officers in fiscal year 2017 under our 2010 Omnibus Incentive Plan.

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

Dated: December 5, 2016	MENTOR GRAPHICS CORPORATION (Registrant)

/S/ GREGORY K. HINCKLEY
Gregory K. Hinckley
President, Chief Financial Officer